Form 10KSB
period 1996-12-31
FIRST MARINER BANCORP
filed 1997-03-31
CIK 946090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                  FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 333-16011

                            ------------------------

                             FIRST MARINER BANCORP

                 (Name of small business issuer in its charter)

                   MARYLAND                                        52-1834860
        (State of other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

              BALTIMORE, MARYLAND                                     21224
   (Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (410) 342-2600

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE

                                (Title of Class)

                            ------------------------

    Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were $7,810,388.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 was $37,593,734.

    The number of shares outstanding of the registrant's common stock, as of March 1, 1997, was 2,837,263 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

First Mariner Bancorp's definitive Proxy Statement dated April 11, 1997 for the 1997 annual meeting of shareholders--Part III.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES / /  NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FIRST MARINER BANCORP

                          ANNUAL REPORT ON FORM 10-KSB

                               DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                     PART I

                                                                                                                PAGE
                                                                                                                -----

Item 1     Description of Business.........................................................................           1

Item 2     Description of Property.........................................................................          11

Item 3     Legal Proceedings...............................................................................          12

Item 4     Submission of Matters to a Vote of Security Holders.............................................          12

                                                        PART II

Item 5     Market for Common Stock and Related Stockholder Matters.........................................          13

Item 6     Management's Discussion and Analysis of Financial Condition and Results of Operations...........          13

Item 7     Financial Statements............................................................................          26

Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          26

                                                        PART III

Item 9     Directors and Executive Officers of the Registrant..............................................          48

Item 10    Executive Compensation..........................................................................          48

Item 11    Security Ownership of Certain Beneficial Owners and Management..................................          48

Item 12    Certain Relationships and Related Transactions..................................................          48

Item 13    Exhibits, Lists and Reports on Form 8-K.........................................................          48

                           FORWARD-LOOKING STATEMENTS

    Part I and Part II of this Annual Report on Form 10-KSB contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

                                     PART I

ITEM I BUSINESS

GENERAL

    First Mariner Bancorp (the "Company") is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 12 full service branches and 21 Automated Teller Machines ("ATMs"). At December 31, 1996, the Company had total assets of $132,561,546.

    The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors. The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships.

    The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600.

BACKGROUND AND HISTORY

    In early 1994, an investment group led by George H. Mantakos (the "Mantakos Group"), the President of the Bank, acquired Farmers Bank, FSB, a federal savings bank ("Farmers"), which operated two banks, one in Baltimore City and one in Baltimore County. In July, 1994, the Mantakos Group also acquired a controlling interest in Garibaldi Federal Savings Bank ("Garibaldi"), which operated a thrift in nearby Baltimore County. In late 1994 Garibaldi changed its name to MarylandsBank, FSB. In May, 1995, in a series of transactions, Farmers and MarylandsBank, FSB were merged and became a wholly-owned subsidiary of the Company, which changed its name to "First Mariner Bancorp."

    In late 1994, the Company began negotiations with Edwin F. Hale, Sr. to obtain an infusion of capital. These negotiations led to the transactions described above and to the private offering by the Company of 500,000 shares of its common stock at $10 per share, for an aggregate of $5,000,000. In connection with that offering,the Company issued warrants to purchase in the aggregate an additional 416,664 shares at an exercise price of $10 per share. In this offering, Mr. Hale purchased 300,000 shares for $3,000,000 and received warrants to purchase an additional 300,000 shares. Mr. Hale was then elected as Chairman and Chief Executive Officer of the Company, and Mr. Mantakos continued as President of the Bank.

    In August 1995, the Company issued an additional 500,000 shares of its common stock in another private placement at $10 per share for $5,000,000 in the aggregate. In connection with that offering, the Company issued warrants to purchase in the aggregate an additional 206,659 shares at $10 per share. In this offering, Mr. Hale purchased 60,000 shares for $600,000 and received warrants to purchase an additional 60,000 shares. Mr. Hale subsequently purchased an additional 31,687 shares and warrants to purchase an additional 21,672 shares in privately negotiated transactions.

    Following Mr. Hale's election as Chairman and Chief Executive Officer, the Company assembled a Board of Directors of well-known business and civic leaders who have strong ties to the Company's market area and are committed to the growth and success of the Company. Mr. Hale also recruited members of management from other successful local financial institutions with knowledge of the local market and experience in extending credit to small to mid-sized businesses. The Company then embarked upon a business strategy and capitalization plan to provide management with the tools necessary to optimize the market opportunities created as a result of the consolidation of the banking industry. In December, 1996, the Company sold 1,400,000 shares of common stock, raising its stockholders' equity by $15,249,410. In January 1997, the Company sold an additional 210,000 shares of common stock as a result of the over allotment of shares in the initial public stock offering raising stockholders' equity an additional $2,343,600.

MARKET AREA AND MARKET STRATEGY

    The Bank's core market is central Maryland, which consists primarily of Baltimore City, Baltimore County, Harford County and Anne Arundel County. This area contains a high concentration of population and businesses, and the local governments are committed to business development in the region. The Company believes that its market area is economically stable and is largely middle-class with a median family income of $44,000.

    As an independent Maryland-based community bank, the Bank is engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized business. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors. The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships. The Company believes that individuals and businesses in its market area are dissatisfied with the large out-of-state banking institutions which have acquired local banks. Management believes that the Bank has a window of opportunity to establish business ties with customers who have been displaced by the consolidations and who are anxious to forge banking relationships with locally-owned and managed institutions. These consolidations also benefit the Bank by making available experienced and entrepreneurial managers and acquisition opportunities from the remaining small independent banks in the Company's market area.

GROWTH STRATEGIES

    The Company's continuing strategy is to capture market share and build a community franchise for its shareholders, customers and employees. To do so, the Company intends to:

    - Expand its existing network of traditional branches and ATMs to ultimately operate a contiguous delivery system to accommodate customers' needs for a continuum of essential banking services;

    - Continue to attract highly experienced, entrepreneurial managers and staff with in-depth knowledge of the Bank's customers and target market;

    - Acquire financial institutions or branches which offer compatible products, marketing opportunities, potential cost savings or economies of scale;

    - Establish nontraditional joint ventures with retail establishments such as Mars Super Market and other retail entities that have high traffic patterns; and

    - Invest in new products and technology.

    To implement the strategy to create nontraditional joint ventures with retail establishments, the Bank has opened 3 full service branches and installed 13 ATMs in Mars Super Markets, a local supermarket chain ("Mars"), and intends to increase its presence in such stores in the future. Mars currently operates 16 markets, all of which are in the Bank's market area. Christopher P. D'Anna and Dennis McCoy, vice president and former chief executive officer of Mars, respectively, are directors of the Company.

    The Company intends to expand its branch network through acquisitions generally of small, local banks or bank branches that are strategically placed within the market area. Management expects that future acquisitions will be able to enhance profitability due to economies of scale or market synergies. Potential candidates will be screened on the basis of compatibility, location and size and quality of deposits and loans. Although the Company continues to explore possible acquisitions, no targets have been identified at this time.

BANKING SERVICES

    COMMERCIAL BANKING. The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $20 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial loan products include residential real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. The Bank offers a range of cash management services and deposit products to its commercial customers. Computerized banking is currently available to the Bank's commercial customers. Additionally, the Bank is exploring the introduction of a business credit card to commercial customers for use for corporate purchases in addition to the more conventional uses for employee travel and entertainment.

    RETAIL BANKING. The Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens, including its recently developed and promoted "Absolutely Free Checking." The Bank plans to expand these services to include alternatives to bank accounts, such as mutual funds and annuities. Consumer loan products offered by the Bank include home equity lines of credit, fixed rate second mortgages, new and used auto loans, overdraft protection, and unsecured personal credit lines. The Bank intends to introduce in the near future secured and unsecured home improvement loans and new and used boat loans. Further expansion of the Bank's retail product line will include the introduction of a credit card and a debit card in 1997.

    MORTGAGE BANKING. The Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating product for the secondary market. Mortgage banking capabilities include FHA/VA origination; conventional and nonconforming mortgage underwriting; and construction and permanent financing. The Bank intends to improve its competitive position in this market by streamlining the mortgage underwriting process through the introduction of advanced technology.

    COMMUNITY REINVESTMENT ACT. The Bank has a strong commitment to its responsibilities under the Community Reinvestment Act and actively searches for opportunities to meet the development needs of all members of the community it serves, including persons of low to moderate income in a manner consistent with safe and sound banking practices. The Bank currently fulfills this commitment by participating in loan programs sponsored or guaranteed by the SBA, FHA, VA, Maryland Industrial Development Financing Authority, and the Settlement Expense Loan Program.

LENDING ACTIVITIES

    LOAN PORTFOLIO COMPOSITION. At December 31, 1996, the Bank's loan portfolio totaled $95,763,637, representing approximately 72.2% of its total assets of $132,561,546. The following table sets forth the Bank's loans by major categories as of December 31, 1996:

                                                                          AMOUNT        PERCENT
                                                                       -------------  -----------
Commercial...........................................................  $  17,096,663        17.8%
Real Estate Development and Construction.............................     24,875,932        26.0
Real Estate Mortgage:
  Residential........................................................     20,092,018        21.0
  Commercial.........................................................     31,012,097        32.4
Consumer.............................................................      2,686,927         2.8
                                                                       -------------       -----
    Total Loans......................................................  $  95,763,637       100.0%
                                                                       -------------       -----
                                                                       -------------       -----

    COMMERCIAL LOANS. The Bank originates secured and unsecured loans for business purposes. Less than one percent of these loans are unsecured. Loans are made to provide working capital to businesses in the forms of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral which secures the loan. It is the Bank's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

    REAL ESTATE DEVELOPMENT AND CONSTRUCTION LOANS. The real estate development and construction loan portfolio consisted of the following as of December 31, 1996:

                                                                          AMOUNT        PERCENT
                                                                       -------------  -----------
Residential Construction.............................................  $  12,421,538        49.9%
Commercial Construction..............................................        304,000         1.2
Residential Land Development.........................................     11,518,894        46.3
Residential Land Acquisition.........................................        316,500         1.3
Commercial Land Acquisition..........................................        315,000         1.3
                                                                       -------------       -----
    Total Real Estate--Development and Construction..................  $  24,875,932       100.0%
                                                                       -------------       -----
                                                                       -------------       -----

    The Bank provides interim residential real estate development and construction loans to builders, developers, and persons who will ultimately occupy the single family dwellings. Residential real estate construction and development loans constitute the largest portion of the Bank's lending activities. Residential real estate development and construction loans to provide interim financing on the property are generally made for 80% or less of the appraised value of the property. Residential real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

    Loans to individuals for the construction of their primary residences are typically secured by the property under construction, frequently include additional collateral (such as second mortgage on the borrower's present home), and commonly have maturities of nine to twelve months.

    Loans to residential builders are for the construction of residential homes for which a binding sales contract exists and the prospective buyers have been pre-qualified for permanent mortgage financing. Development loans are made only to developers with a proven track record. Generally, these loans are extended only when the borrower provides evidence that the lots under development will be sold to builders satisfactory to the Bank.

    Development and construction loans are secured by the properties under development/construction and personal guarantees are typically obtained. Further to assure that reliance is not placed solely in the value of the underlying property, the Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower's equity in the project, independent appraisals, costs estimates and pre-construction sale information.

    RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The Bank's wholly-owned subsidiary, First Mariner Mortgage Corporation, originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. The Bank does not generally maintain a portfolio of residential mortgage loans.

    COMMERCIAL REAL ESTATE MORTGAGE LOANS. The Bank originates mortgage loans secured by commercial real estate. Such loans are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. Although terms may vary, the Bank's commercial mortgages generally have maturities of five years or less.

    The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, using conservative loan-to-value ratios and obtaining periodic financial statements and tax returns from borrowers. It is also the Bank's general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

    CONSUMER LOANS. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles. Home equity loans are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years. The interest rates on home equity loans are generally adjustable.

CREDIT ADMINISTRATION

    The Bank's lending activities are subject to written policies approved by the Board of Directors to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential under performing credits, estimate loss exposure and to ascertain compliance with the Bank's policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions.

    The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $250,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $500,000. The Board's Loan Committee is authorized to approve loans up to the Bank's legal lending limit, which currently approximates $2,700,000.

    The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank's market area. Consequently the Bank and its borrowers are affected by the economic conditions prevailing in its market area.

COMPETITION

    The Company and the Bank operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts and other financial entities. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's market area. Numerous mergers and consolidations involving banks in the Bank's market area have occurred recently, requiring the Bank to compete with banks with greater resources.

    The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank also competes with money market mutual funds for deposits. Many of the financial institutions operating in the Bank's market area offer certain services, such as trust, investment and international banking, which the Bank does not offer, and possess greater financial resources or have substantially higher lending limits than does the Bank.

    To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by other banks with which it has a relationship.

    Recent changes in banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks will be permitted to merge with banks organized under the laws of different states. Such changes will result in an even greater degree of competition in the banking industry and the Company and the Bank will be brought into competition with institutions with which it does not presently compete. As a result, intense competition in the Bank's market area may be expected to continue for the foreseeable future.

SUPERVISION AND REGULATIONS

    The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

    FEDERAL BANK HOLDING COMPANY REGULATION AND STRUCTURE. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Company and its subsidiaries.

    With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days' written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

    Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. In September, 1996, the FRB proposed expedited procedures for expansion into approved categories of nonbank activities. It is impossible to predict whether or when the proposal may become final.

    Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. In September, 1996, the FRB proposed to end the anti-tying rules for bank holding companies and their banking subsidiaries; they would be retained for banks. It is impossible to predict whether or when the proposal may become final.

    Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

    STATE BANK HOLDING COMPANY REGULATION. As a Maryland bank holding company, the Company is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation (the "Commissioner"). Also, a bank holding company and its Maryland state-chartered bank or trust company cannot directly or indirectly acquire banking or nonbanking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

    FEDERAL AND STATE BANK REGULATION. The Company's banking subsidiary is a Maryland state-chartered trust company, with all the powers of a commercial bank, regulated and examined by the Commissioner and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

    In its lending activities, the maximum legal rate of interest, fees and charges which a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount which may be loaned to any one customer and its related interest to capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

    The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

    Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. With each new branch located outside the municipal area of the Bank's principal banking office, these minimal levels increase by $120,000 to $900,000, based on the population size of the municipal area in which the branch will be located. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings cannot exceed, with certain exceptions, 50% of the Bank's unimpaired capital and surplus.

DEPOSIT INSURANCE

    As a FDIC member institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund ("BIF"). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company. At this time, an insured financial institution cannot convert from one insurance fund to another, but mergers or transfers of assets between SAIF and BIF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

    The FDIC is required to establish the semi-annual assessments for BIF- and SAIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. SAIF historically has not met the designated reserve ratio for the fund. Accordingly, federal legislation that became effective September 30, 1996 assesses a one-time charge on deposits insured by SAIF. This one-time charge for the Bank of approximately $154,000, was paid in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

    This recapitalization is expected to significantly lower the semi-annual assessments paid by the Bank as a SAIF member. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. Before the recapitalization, the rates assessable on SAIF-insured deposits ranged from $.23 per $100 of domestic deposits to $.31 per $100 of domestic deposits; the Bank's assessment stood at $.23 per $100. Rates assessable to BIF members have been significantly lower at a range of $.03 to $.27 per $100, with the highest rated BIF institutions paying the statutory minimum of $2,000 per year. With recapitalization of SAIF, the assessment ranges for both BIF and SAIF institutions will decrease. The Bank expects an assessment rate to be $.06 per $100 starting on January 1, 1997. Currently, federal law calls for merger of the SAIF and BIF funds by January 1, 1999 if no insured financial institution is a savings association on such date. It is impossible to predict whether or when this will occur.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

    The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

CAPITAL REQUIREMENTS

    The FRB and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. For bank holding companies with less than $150,000,000 in consolidated assets, such as the Company, the guidelines are applied on a bank-only basis.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 1996, the Bank's ratio of Tier 1 to risk-weighted assets stood at 13.3% and its ratio of total capital to risk-weighted assets stood at 14.2%. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. At December 31, 1996, the Bank's leverage capital ratio stood at 14.7%.

    In August, 1995 and May, 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Company does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

    Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

    A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

    FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

    FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

INTERSTATE BANKING LEGISLATION

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. Among other things, the law eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies as of September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995. On December 13, 1995, Maryland, Delaware, Virginia and Pennsylvania signed a supervisory pact establishing uniform rules for the supervision of state-chartered banks and trust companies that operate branches across state lines. Other states have expressed interest in eventually joining the compact. Under the agreement, home-state regulators will have primary responsibility for banks chartered in the home state, including those that branch into other jurisdictions, although such branches may be subject to the other jurisdiction's regulatory authorities in certain circumstances. The Company anticipates that the effect of the new law and the supervisory compact may be to increase competition within the markets in which the Company now operates, although the Company cannot predict the extent to which competition will increase in such markets or the timing of such increase.

MONETARY POLICY

    The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The money policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2 PROPERTY

    The principal executive offices of the Company and the main office of the Bank are located at 1801 South Clinton Street, Baltimore, Maryland. The Company and the Bank occupy approximately 8,000 square feet of space leased from Hale Intermodal Transport Co., of which Edwin F. Hale, Sr., Chairman and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer. Rental for this space is approximately $212,700 annually, of which $177,700 is allocated for 6,890 square feet of office space and $35,000 is allocated for 1,170 square feet of Bank branch space and drive-up banking and customer parking facilities. Management believes that such terms are at least as favorable as those that could be obtained from an unaffiliated third party lessor.

    The Bank has branches at the following locations:

                                                                SQUARE           ANNUAL             LEASE          RENEWAL
LOCATION                                                         FEET            RENTAL          EXPIRATION      OPTIONS (1)
------------------------------------------------------------  -----------  ------------------  ---------------  -------------
1801 South Clinton Street...................................       1,170        $35,000           08/31/01          5 years
Baltimore City

115 East Joppa Road.........................................       2,750     Owns building           --              --
Towson (Baltimore County)                                                   (subject to $25
                                                                             annual ground
                                                                                 rent)

8631 Loch Raven Boulevard...................................       1,000        $14,100        Month-to-month        --
Towson (Baltimore County)

9833 Liberty Road...........................................       2,800     Owns building           --              --
Baltimore County                                                              (subject to
                                                                                $12,000
                                                                             annual ground
                                                                                 rent)

303 South Main Street.......................................       1,675        $25,000           05/01/00          5 years
Bel Air (Harford County)

16 South Calvert Street.....................................       2,515        $25,270           05/14/01           --
Baltimore City

2375 Rolling Road (Mars Store)..............................         667        $36,500           11/01/00          5 years
Woodlawn (Baltimore County)

Chesapeake Center Drive (Mars Store)........................         484        $36,500           05/01/00          5 years
Glen Burnie (Anne Arundel County)

1013 Reisterstown Road......................................       4,156     Owns building           --              --
Pikesville (Baltimore County)

60 Painters Mill Road.......................................       2,350        $60,000           10/31/05          5 years
Owings Mills (Baltimore County)

161 Jennifer Road...........................................       4,000        $72,900           06/30/01          5 years
Annapolis (Anne Arundel County)

1401 Pulaski Highway (Mars Store) (2).......................         484        $36,500              --             5 years
Edgewood (Harford County)

------------------------------

(1) All lease renewal options are for one term, with the exception of the lease for 303 South Main Street which has three 5-year renewals.

(2) This branch opened in November, 1996.

ITEM 3 LEGAL PROCEEDINGS

    Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company other than those arising in the ordinary course of business. In the opinion of management, no such proceeding will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK
    AND RELATED SECURITY MATTERS

MARKET FOR COMMON STOCK

    Shares of First Mariner Bancorp commenced trading on The Nasdaq Stock Market's National Market on December 20, 1996 under the trading symbol FMAR. For the period December 20, 1996 through December 31, 1996 the high and low prices as quoted on The Nasdaq Stock Market were $13.75 and $12.75, respectively.

    As of December 31, 1996, First Mariner Bancorp, had approximately 2,950 shareholders of record. Since the inception of the Company no dividends have been declared.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Since assuming control of the Company in May, 1995, management implemented a strategy of building a branch network in its core market area. This strategy is intended to position the Bank to optimize the opportunities that management believes have been created by dislocations caused by the widespread consolidations among local banks with large out-of-state acquirors. Although this strategy has resulted in losses through 1996, the Company anticipates that this investment will ultimately be substantially less than the market premiums required to purchase and improve existing bank or thrift franchises.

OVERVIEW

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein. Results reflect the operations of the Company and the Bank, for the years ended December 31, 1996 and 1995.

    The Company incurred a net loss for the year ended December 31, 1996 of $2,173,319 compared to a net loss of $1,282,629 for the year ended December 31, 1995. These results reflect the costs of the Company's continuing expansion and growth including substantially increased compensation, occupancy and promotional expenses. Net loss per share for the year ended December 31, 1996 was $1.71 per share compared to $1.88 per share for the year ended December 31, 1995. Return on average assets was (2.64)% for the year ended December 31, 1996 as compared to (3.45)% for 1995. Average equity to average assets for the year ended December 31, 1996 was 12.18%, compared to 17.56% for 1995.

NET INTEREST INCOME/MARGINS

    The primary source of earnings for the Company is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest incurred on the interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the interest-earning assets and the Company's funding sources.

    Net interest income increased to $3,629,109 for the year ended December 31, 1996, a 180.9% increase from the net interest income of $1,291,819 earned during the year ended December 31, 1995. Earning assets averaged $74,470,306 for the year ended December 31, 1996, a 129.7% increase as compared to $32,414,418 for the year ended December 31, 1995. The increase in net interest income was due to the growth of the loan portfolio and increases in yields on the loan portfolio. Average loans as a percentage of total average earning assets increased to 86.9% in 1996 as compared with 70.0% in 1995.

    Interest income on loans of $6,177,495 for the year ended December 31, 1996 increased by $4,195,907, or 211.7% from $1,981,588 for the year ended December 31, 1995, reflecting a significant increase in the average balance of loans which totaled $64,706,203 for 1996 as compared to $22,698,742 for 1995.

    Despite lower net interest spreads (which is the difference between the yield on earning assets and the cost of interest-bearing liabilities) and net interest margins for the Company, net interest income improved in 1995 due to greater dollar volumes of higher yielding assets, as well as the overall increase in average earning assets.

    The key performance measure for net interest income is the "net interest margin", or net interest income divided by average earning assets. The Company's net interest margin is affected by loan pricing, mix of earning assets, and the distribution and pricing of deposits and borrowings. The Company's net interest margin was 4.87% for the year ended December 31, 1996 as compared to 3.99% for the year ended December 31, 1995 which was achieved by adding higher yielding loans in 1996.

    Table 1: "Comparative Average Balances--Yields and Rates" below indicates the Company's average volume of interest-earning assets and interest-bearing liabilities and average yields and rates. Changes in net interest income from period to period result from increases or decreases in the volume and mix of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, and the availability of particular sources of funds, such as non-interest bearing deposits.

TABLE 1: COMPARATIVE AVERAGE BALANCES (1)--YIELDS AND RATES

                                                                                1996                           1995
                                                                 -----------------------------------  ----------------------
                                                                  AVERAGE     INCOME/                  AVERAGE     INCOME/
                                                                  BALANCE     EXPENSE    YIELD/ RATE   BALANCE     EXPENSE
                                                                 ---------  -----------     -----     ---------  -----------
ASSETS:
  Loans (net of unearned income) (2)...........................  $  64,706   $   6,177         9.55%  $  22,699   $   1,982
  Mortgage-backed securities held to maturity..................     --          --           --           2,303         177
  Federal funds sold...........................................     --          --           --             175          15
  Interest-bearing bank balances...............................      8,966         530         5.91%      6,937         366
  Other earning assets.........................................        798          29         3.63%        301          22
                                                                 ---------  -----------               ---------  -----------
      Total earning assets (3).................................     74,470       6,736         9.05%     32,415       2,562
                                                                            -----------                          -----------
  Allowance for loan losses....................................       (670)                                (256)
  Other assets.................................................      8,514                                5,054
                                                                 ---------                            ---------
      Total assets.............................................  $  82,314                            $  37,213
                                                                 ---------                            ---------
                                                                 ---------                            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Passbook...................................................      4,635         139         3.00%      3,081          66
    NOW/MMDA...................................................     12,588         353         2.80%      6,477         211
    Certificates...............................................     43,391       2,507         5.78%     16,793         900
                                                                 ---------                            ---------
      Total interest-bearing deposits..........................     60,614       2,999         4.95%     26,351       1,177
Other borrowed funds...........................................      1,950         108         5.54%      1,406          93
                                                                 ---------  -----------               ---------  -----------
      Total interest-bearing liabilities.......................     62,564       3,107         4.97%     27,757       1,270
                                                                            -----------                          -----------
Demand deposits................................................      7,753                                  984
Other liabilities..............................................      1,967                                1,938
Stockholders' equity...........................................     10,030                                6,534
                                                                 ---------                            ---------
      Total liabilities and stockholders' equity...............  $  82,314                            $  37,213
                                                                 ---------                            ---------
                                                                 ---------                            ---------
Interest rate spread...........................................
  (Average yield less average rate)                                                            4.08%
Net interest income............................................
  (Interest income less interest expense)                                    $   3,629                            $   1,292
                                                                            -----------                          -----------
                                                                            -----------                          -----------
Net interest margin............................................
  (Net interest income/total earning assets)                                                   4.87%


                                                                 YIELD/ RATE
                                                                    -----
ASSETS:
  Loans (net of unearned income) (2)...........................        8.73%
  Mortgage-backed securities held to maturity..................        7.69%
  Federal funds sold...........................................        8.57%
  Interest-bearing bank balances...............................        5.28%
  Other earning assets.........................................        7.31%

      Total earning assets (3).................................        7.90%

  Allowance for loan losses....................................
  Other assets.................................................

      Total assets.............................................

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
    Passbook...................................................        2.14%
    NOW/MMDA...................................................        3.26%
    Certificates...............................................        5.36%

      Total interest-bearing deposits..........................        4.47%
Other borrowed funds...........................................        6.61%

      Total interest-bearing liabilities.......................        4.58%

Demand deposits................................................
Other liabilities..............................................
Stockholders' equity...........................................

      Total liabilities and stockholders' equity...............

Interest rate spread...........................................
  (Average yield less average rate)                                    3.32%
Net interest income............................................
  (Interest income less interest expense)

Net interest margin............................................
  (Net interest income/total earning assets)                           3.99%

------------------------

(1) Average balances were calculated using month end balances (which approximates daily averages) as daily averages were not available for the periods presented.

(2) Loans on non-accrual status are included in the calculation of average balances.

(3) From inception through December 31, 1996, the Company made no loans or investments that qualify for tax-exempt treatment and, accordingly, had no tax-exempt income.

    Table 2: "Rate/Volume Variance" below indicates the changes in the Company's net interest income as a result of changes in volume and rates. Changes in interest income and interest expense can result from variances in both volume and rates. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

TABLE 2: RATE/VOLUME ANALYSIS (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31, 1996
                                                                                                 COMPARED TO
                                                                                        YEAR ENDED DECEMBER 31, 1995
                                                                                    -------------------------------------
                                                                                                                 NET
                                                                                                              INCREASE/
                                                                                     AVERAGE     AVERAGE     (DECREASE)
                                                                                     VOLUME       RATE           (1)
                                                                                    ---------  -----------  -------------
Interest Income:
  Loans (net of unearned income)..................................................  $   3,995   $     200     $   4,195
  Mortgage-backed securities held to maturity.....................................       (177)     --              (177)
  Federal funds sold..............................................................        (15)     --               (15)
  Interest-bearing bank balances..................................................        116          48           164
  Other earning assets............................................................         10          (3)            7
                                                                                    ---------       -----        ------
      Total interest income.......................................................      3,929         245         4,174
                                                                                    ---------       -----        ------

Interest Expense:
  Passbook........................................................................         41          32            73
  NOW/MMDA........................................................................        165         (23)          142
  Certificates....................................................................      1,532          75         1,607
  Other borrowed funds and escrow.................................................         28         (13)           15
                                                                                    ---------       -----        ------
      Total interest expense......................................................      1,766          71         1,837
                                                                                    ---------       -----        ------
Change in net interest income.....................................................  $   2,163   $     174     $   2,337
                                                                                    ---------       -----        ------
                                                                                    ---------       -----        ------

------------------------

(1) The change in interest income and expense due to both rate and volume has been allocated proportionally between volume and rate. Loan fees are included in the interest income computation.

NON-INTEREST INCOME

    Non-interest income consists of revenues generated from service fees on deposit accounts, as well as loan fees, ATM fees, wire transfer fees, gains on sales of investment securities, official check fees and collection fees. Non-interest income for the year ended December 31, 1996 was $1,073,943 as compared to $197,014 for the year ended December 31, 1995, an increase of $876,929 or 445.1%. This increase, to a large extent, was due to a gain realized on the sale of securities in 1996 of $330,030. Other significant increases were experienced in service fees on loans which increased to $303,353 from $84,173 or 260.4% and service fees on deposits which increased to $336,662 from $94,918 or 254.7%. These increases were due to significantly increased activity in both deposits and loans.

TABLE 3: NON-INTEREST INCOME

                                                                                YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                                    1996
                                                                           -----------------------     1995
                                                                                          PERCENT   ----------
                                                                              AMOUNT      CHANGE      AMOUNT
                                                                           ------------  ---------  ----------
Gain on sale of securities...............................................  $    330,030    3,579.3% $    8,970
Service fees on loans....................................................       303,353      260.4      84,173
Service fees on deposits.................................................       336,662      254.7      94,918
Other operating income...................................................       103,898    1,060.5       8,953
                                                                           ------------  ---------  ----------
      Total non-interest income..........................................  $  1,073,943      445.1% $  197,014
                                                                           ------------  ---------  ----------
                                                                           ------------  ---------  ----------
Non-interest income as a percent of
  average total assets...................................................          1.30%                   .53%

NON-INTEREST EXPENSE

    Non-interest expense totaled $5,836,679 for the year ended December 31, 1996 as compared to $2,581,411 for the year ended December 31, 1995, an increase of $3,255,268 or 126.1%. This increase reflects increased administrative expenses and management's continuing emphasis on growth through branching. Also included in the operating expenses for 1996 was the accrual of a one-time federal assessment of $154,000 to recapitalize the Savings Association Insurance Fund. Non-interest expense as a percentage of average total assets increased to 7.1% for the year ended December 31, 1996 as compared to 6.9% for the year ended December 31, 1995. Salaries and employee benefits continued to account for the largest component of non-interest expense, comprising 47.0% of total non-interest expenses for 1996 and 46.1% for 1995. The increase was due to increased staffing as a result of administrative personnel necessary to effectively serve a significantly increased customer base. Occupancy expense increased to $786,825 for 1996 as compared with $275,660 for 1995, an increase of $511,165, or 185.4%, caused by the Company's continuing expansion into new local markets. As a result of this growth, other major components of non-interest expense increased as well.

TABLE 4: NON-INTEREST EXPENSE

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                      1996
                                                                             -----------------------      1995
                                                                                            PERCENT   ------------
                                                                                AMOUNT      CHANGE       AMOUNT
                                                                             ------------  ---------  ------------
Salaries and employee benefits.............................................  $  2,744,057      130.8% $  1,189,172
Net occupancy..............................................................       786,825      185.4       275,660
Insurance premiums.........................................................       229,293      187.4        79,783
Furniture, fixtures and equipment..........................................       253,394      205.4        82,968
Professional services......................................................       102,579      (56.1)      233,448
Advertising................................................................       379,566     157.21       147,549
Data processing............................................................       452,090      189.6       156,101
Office supplies............................................................       278,249      129.5       121,250
Amortization of cost of intangible assets..................................        74,927       16.2        64,463
Other......................................................................       535,699      131.9       231,017
                                                                             ------------             ------------
      Total non-interest expense...........................................  $  5,836,679      126.1% $  2,581,411
                                                                             ------------  ---------  ------------
                                                                             ------------  ---------  ------------
Non-interest expense as a percent of average total assets..................           7.1%                     6.9%

INCOME TAXES

    The Company did not recognize any income tax benefit for the years ended December 31, 1996 or 1995. As of December 31, 1996 and 1995, the entire net deferred tax asset, consisting mainly of net operating losses carryforward, has been offset by a valuation allowance. This valuation allowance has been established because of the lack of sufficient profitable operating history of the Company. Management will evaluate the need for this allowance in the future and make adjustments as appropriate. The amount of the net operating loss carryforward for federal income tax purposes at December 31, 1996 approximates $2,790,000. As a result of ownership changes in 1996 and 1995, utilization of a portion of the net operating loss carryforward is subject to annual limitations.

FINANCIAL CONDITION

    At December 31, 1996, the Company's total assets were $132,561,546 as compared to $52,798,345 at December 31, 1995, an increase of 151.1%. This increase was primarily due to the continual growth in the branching network and marketing of deposit and loan products. The Bank's overall asset size and customer base, both individual and commercial, increased significantly during 1995 and this growth continued through 1996.

    Total loans, net of the allowance for loan losses, at December 31, 1996 were $94,607,187 as compared to $29,760,313 on December 31, 1995, which represents an increase of $64,846,874 or 217.9%. Significant growth was experienced in commercial real estate and construction loans which increased $44,413,288 and commercial loans which increased $16,227,022. At December 31,1996 the loan to deposit ratio was 93.7% as compared to 72.6% at December 31, 1995. The Bank has augmented its deposits with short-term collateralized borrowings from the Federal Home Loan Bank of Atlanta to meet liquidity needs.

COMPOSITION OF LOAN PORTFOLIO

    Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.

    During the year ended December 31, 1996 average loans were $64,706,203 and constituted 86.9% of earning assets and 78.6% of total assets for the same period. This average loan balance represents an increase of $42,007,461 or 185.1% over the year ended December 31, 1995. At December 31, 1996 the loan to deposit ratio was 93.7% compared to 72.6% as of December 31, 1995. During the year ended December 31, 1995, average loans were $22,698,742 and constituted 70.0% of average earning assets and 61.0% of average total assets.

    The increase in net loans from $29,760,313 at December 31, 1995 to $94,607,187 at December 31, 1996 was funded primarily by an increase in deposits of $60,802,505 and a $6,000,000 advance from the Federal Home Loan Bank of Atlanta.

    The Bank's loan portfolio composition as of December 31, 1996 reflects greater concentrations of commercial real estate and construction loans. The following table sets forth the composition of the Bank's loan portfolio and the related percentage composition of total loans.

TABLE 5: LOAN PORTFOLIO COMPOSITION

                                                                      DECEMBER 31, 1996           DECEMBER 31, 1995
                                                                  --------------------------  --------------------------
                                                                                   PERCENT                     PERCENT
TYPE OF LOANS                                                        AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
----------------------------------------------------------------  -------------  -----------  -------------  -----------
Commercial......................................................  $  17,096,663        17.8%  $     869,641         2.9%
Commercial real estate and construction(1)......................     55,888,029        58.4      11,474,741        38.3
Residential real estate.........................................     20,212,719        21.1      16,215,918        54.0
Consumer........................................................      2,566,226         2.7       1,450,721         4.8
                                                                  -------------       -----   -------------       -----
    Total loans.................................................     95,763,637       100.0%     30,011,021       100.0%
                                                                                      -----                       -----
                                                                                      -----                       -----
Add:
  Unamortized loan premiums.....................................        205,311                     283,926
  Accrued interest receivable...................................        712,614                     201,704
Less:
  Unearned income...............................................        832,712                     360,051
  Allowance for loan losses.....................................      1,241,663                     376,287
                                                                  -------------               -------------
    Net loans...................................................  $  94,607,187               $  29,760,313
                                                                  -------------               -------------
                                                                  -------------               -------------

------------------------

(1) Less loans in process

    Approximately 50% of the Bank's loans have adjustable rates as of December 31, 1996 and 1995, the majority of which are fixed to the prime rate. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline, thus impacting the Company's income. See also the discussion under-- "Liquidity and Interest Rate Sensitivity" below. The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loan portfolio at December 31, 1996 and 1995. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections.

TABLE 6: MATURITY SCHEDULE OF SELECTED LOANS

                                                    AS OF DECEMBER 31, 1996
                                                    (DOLLARS IN THOUSANDS)
                                   ---------------------------------------------------------
                                     UP TO     MORE THAN     5 YEARS
                                      ONE       1 YEAR         TO          10+
                                     YEAR     TO 5 YEARS    10 YEARS      YEARS      TOTAL
                                   ---------  -----------  -----------  ---------  ---------
Residential real estate..........  $   1,810   $   3,512    $   2,475   $  12,416  $  20,213
Commercial real estate
  and construction...............     21,240      26,446        6,176       2,026     55,888
Commercial.......................     12,159       4,594          344      --         17,097
Consumer.........................         21       2,482           63      --          2,566
                                   ---------  -----------  -----------  ---------  ---------
  Total..........................  $  35,230   $  37,034    $   9,058   $  14,442  $  95,764
                                   ---------  -----------  -----------  ---------  ---------
                                   ---------  -----------  -----------  ---------  ---------
Fixed interest rate..............  $   9,070   $  25,056    $   3,835   $  10,917  $  48,878
Variable interest rate...........     26,160      11,978        5,223       3,525     46,886
                                   ---------  -----------  -----------  ---------  ---------
  Total..........................  $  35,230   $  37,034    $   9,058   $  14,442  $  95,764
                                   ---------  -----------  -----------  ---------  ---------
                                   ---------  -----------  -----------  ---------  ---------

                                          AS OF DECEMBER 31, 1995
                                           (DOLLARS IN THOUSANDS)
                                 ------------------------------------------
                                  UP TO  MORE THAN   5 YEARS
                                   ONE     1 YEAR      TO      10+
                                  YEAR   TO 5 YEARS 10 YEARS  YEARS  TOTAL
                                 ------- ---------- --------- ------ ------
Residential real estate..........$ 3,811 $   3,449  $  1,132  $7,824 $16,216
Commercial real estate
  and construction...............  8,886     2,209        15     365 11,475
Commercial.......................    585       166       118    --      869
Consumer.........................    399       795        24     233  1,451
                                 ------- ---------- --------- ------ ------
  Total..........................$13,681 $   6,619  $  1,289  $8,422 $30,011
                                 ------- ---------- --------- ------ ------
                                 ------- ---------- --------- ------ ------
Fixed interest rate..............$ 6,567 $   3,177  $    619  $4,043 $14,406
Variable interest rate...........  7,114     3,442       670   4,379 15,605
                                 ------- ---------- --------- ------ ------
  Total..........................$13,681 $   6,619  $  1,289  $8,422 $30,011
                                 ------- ---------- --------- ------ ------
                                 ------- ---------- --------- ------ ------

    The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

LOAN QUALITY

    The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank seeks to rely primarily on the cash flow of its borrowers' as the principal source of repayment. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention.

    For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, and the risk rating on each individual loan along with an assessment of the effects of external economic conditions. Table 8: "Allowance for Loan Loss Allocation," which is set forth below, indicates the specific reserves allocated by loan type and also the general reserves included in the allowance for loan losses.

    As of December 31, 1996 the Company had approximately $1,574,000 in non-accrual loans as compared with $633,000 at December 31, 1995. This represents an increase of $941,000 or 148.7% in non-performing assets for the year ended December 31, 1996.

    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and to maintain it at a level management has determined to be adequate. The Company provided $1,039,636 for loan losses for the year ended December 31, 1996, as compared to $190,051 for the year ended December 31, 1995.

    As of December 31, 1996 the allowance for loan losses was $1,241,663, as compared with the December 31, 1995 balance of $376,287, an increase of $865,376. Net charge-offs of $174,260 were recognized for 1996. The growth in the reserve was warranted by the growth in the loan portfolio. The allowance for loan losses at December 31, 1996 represented 1.30% of outstanding loans as compared with 1.25% as of December 31, 1995. The increase in the percentage was based on management's evaluation of the loan portfolio as of December 31, 1996.

    The following Table 7: "Allowance for Loan Losses" summarizes the allowance activities.

TABLE 7: ALLOWANCE FOR LOAN LOSSES

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
Allowance for loan losses, beginning of year.......................................  $     376,287  $     244,847
                                                                                     -------------  -------------
Loans charged off:
  Commercial.......................................................................       (157,365)        (8,595)
  Real estate......................................................................        (48,680)       (47,307)
  Consumer.........................................................................        (42,147)        (3,959)
                                                                                     -------------  -------------
    Total loans charged off........................................................       (248,192)       (59,861)
                                                                                     -------------  -------------
Recoveries:
  Commercial.......................................................................         63,000       --
  Real estate......................................................................       --             --
  Consumer.........................................................................         10,932          1,250
                                                                                     -------------  -------------
    Total recoveries...............................................................         73,932          1,250
                                                                                     -------------  -------------
    Net charge-offs................................................................       (174,260)       (58,611)
                                                                                     -------------  -------------
Provision for loan losses..........................................................      1,039,636        190,051
                                                                                     -------------  -------------
Allowance for loan losses, end of year.............................................  $   1,241,663  $     376,287
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Loans (net of premiums and discounts):
  Period-end balance...............................................................  $  95,848,850  $  30,136,600
  Average balance during period....................................................     64,706,203     22,698,742
Allowance as percentage of period-end loan balance.................................           1.30%          1.25%
Percent of average loans:
  Provision for loan losses........................................................           1.61%           .84%
  Net charge-offs..................................................................            .27%           .26%

    Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers, an evaluation of the existing relationships among loans, potential loan losses, and the present level of the allowance for loan losses. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future period will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The following table summarizes the allocation of allowance by loan type.

TABLE 8: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                             AS OF                                    AS OF
                                                       DECEMBER 31, 1996                        DECEMBER 31, 1995
                                            ----------------------------------------  --------------------------------------
                                                                        PERCENT OF                              PERCENT OF
                                                            PERCENT      LOANS TO                   PERCENT      LOANS TO
                                               AMOUNT      OF TOTAL     TOTAL LOANS     AMOUNT     OF TOTAL     TOTAL LOANS
                                            ------------  -----------  -------------  ----------  -----------  -------------
Commercial................................  $     75,430         6.1%         17.9%   $   43,879        11.7%         19.4%
Residential real estate and
  construction............................       793,014        63.9          79.4        92,449        24.5          75.8
Consumer..................................         8,460          .7           2.7        28,229         7.5           4.8
Unallocated...............................       364,759        29.3            --       211,730        56.3            --
                                            ------------       -----         -----    ----------       -----         -----
    Total.................................  $  1,241,663       100.0%        100.0%   $  376,287       100.0%        100.0%
                                            ------------       -----         -----    ----------       -----         -----
                                            ------------       -----         -----    ----------       -----         -----

    Non-performing assets are defined as non-accrual loans and real estate acquired by foreclosure. Non-performing assets as of December 31, 1996 and 1995 were comprised solely of loans and totaled approximately $1,574,000 and $633,000, respectively. Table 9, "Non-Performing Assets," presents information on these assets for the past two years, and Table 10, "Foregone Interest," illustrates the corresponding interest lost on non-performing assets.

    As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on non-accrual loans is recognized only when received. Table 10, "Foregone Interest," indicates the amount of interest that would have been recorded had all loans classified as non-accrual been current in accordance with their original terms compared to the amount of interest income actually recognized.

TABLE 9: NON-PERFORMING ASSETS

                                                                                             AS OF DECEMBER 31,
                                                                                          ------------------------
                                                                                              1996         1995
                                                                                          ------------  ----------
Loans on nonaccrual basis...............................................................  $  1,574,000  $  633,000
Renegotiated or restructured loans......................................................       --           --
Real estate acquired by foreclosure.....................................................       --           --
                                                                                          ------------  ----------
    Total non-performing assets.........................................................  $  1,574,000  $  633,000
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    At December 31, 1996, impaired loans which are included in nonaccrual loans, amounted to $849,856. These impaired loans are classified as collateral dependent and, accordingly are recorded at the lower of cost or the fair value of the collateral. During 1996, the average recorded investment in impaired loans was approximately $257,000 and no income has been accrued or collected on these loans while they have been classified impaired. There were no impaired loans at December 31, 1996 with an allocated valuation allowance and there were no impaired loans as of or for the year ended December 31, 1995.

    In March, 1997 management anticipates placing on non-accrual status one real estate development loan of approximately $960,000.

TABLE 10: FOREGONE INTEREST

                                                                                                  FOR THE YEAR
                                                                                               ENDED DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Interest income that would have been accrued at original terms..............................  $  31,896  $  65,000
Interest recognized.........................................................................     --         --

CAPITAL RESOURCES

    Stockholders' equity was $23,796,002 as of December 31, 1996 as compared to $10,701,986 as of December 31, 1995. The increase of $13,094,016 was primarily the result of the proceeds of the stock sale in December, 1996 of $15,249,410 reduced by the 1996 loss of $2,173,319. No dividends have been declared by the Company since its inception. In January, 1997, the Company sold an additional 210,000 shares of common stock as a result of the over allotment of shares in the initial public stock offering, raising stockholders' equity an additional $2,343,600.

    Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "defined" credit risks will require more capital support than assets with lower risk. Additionally, capital must be maintained to support certain off-balance sheet instruments.

    To date, the Company has provided its capital requirements mainly through the funds received for its stock offerings. In the future, the Company may consider raising capital from time to time through an offering of common stock or other securities. As reflected in Table 11 "Capital Ratios", the Bank exceeded its capital adequacy requirements as of December 31, 1996 and 1995. The Company continually monitors its capital adequacy ratios to assure that the Bank exceeds regulatory capital requirements.

    Capital is classified as Tier 1 (common stockholders' equity less certain intangible assets) and Total Capital (Tier 1 plus the allowance for loan losses). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the previous quarter).

    The Bank's capital position is presented in the following Table:

TABLE 11: CAPITAL RATIOS

                                                                                     1996       1995        REQUIREMENT
                                                                                   ---------  ---------  -----------------
Tier 1 capital to risk weighted assets...........................................       13.3%      30.9%           4.0%
Total capital to risk weighted assets............................................       14.2%      32.1%           8.0%
Tier 1 capital leverage ratio....................................................       14.7%      25.4%           4.0%

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

    The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

    Bank management oversees the asset/liability management function and meets periodically to monitor and manage the structure of the balance sheet, control interest rate exposure, and evaluate pricing strategies for the Bank. The asset mix of the balance sheet is continually evaluated in terms of several variables; yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

    In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with management's expectations relative to market interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Bank.

    The interest rate sensitivity position as of December 31, 1996 is presented in Table 12: "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. At December 31, 1996, the Bank had an asset sensitive gap (more assets than liabilities subject to repricing within the stated time frame) over a 180-day period. The Bank would benefit from increasing market rates of interest when it is asset sensitive and would benefit from decreasing market rates of interest when it is liability sensitive. This suggests that if interest rates should increase over this period, the net interest margin would improve; and if interest rates should decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

    Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity for the years ended December 31, 1996 and 1995. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. The Bank also seeks to augment such deposits with longer term and higher yielding certificates of deposit. CD's of $100,000 or more are summarized by maturity in Table 13: "Maturity of Time Deposits $100,000 or More". Other sources of funds available to the Bank include short-term borrowings, primarily in the form of Federal Home Loan Bank collateralized borrowings.

TABLE 12: RATE SENSITIVITY ANALYSIS

                                                                             AS OF DECEMBER 31, 1996
                                                     -----------------------------------------------------------------------
                                                                                                    LONGER THAN
                                                                                                      10 YEARS
                                                     180 DAYS    181 DAYS-    ONE-FIVE   FIVE-TEN     OR NON-
                                                      OR LESS    ONE YEAR      YEARS       YEARS     SENSITIVE      TOTAL
                                                     ---------  -----------  ----------  ---------  ------------  ----------
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS ASSETS:
    Interest-bearing deposits......................  $  27,186   $  --       $   --      $  --       $   --       $   27,186
    Investment securities..........................     --          --            1,099     --              806        1,905
    Loans..........................................     48,252       7,902       27,540      4,190        7,880       95,764
                                                     ---------  -----------  ----------  ---------  ------------  ----------
        Total interest-earnings assets.............  $  75,438   $   7,902   $   28,639  $   4,190   $    8,686   $  124,855
                                                     ---------  -----------  ----------  ---------  ------------  ----------
                                                     ---------  -----------  ----------  ---------  ------------  ----------
INTEREST-BEARING LIABILITIES:
    Savings........................................  $   5,574   $  --       $   --      $  --       $   --       $    5,574
    NOW accounts...................................      3,974      --           --         --           --            3,974
    Money market accounts..........................     15,165      --           --         --           --           15,165
    CDs & IRAs.....................................     10,892      12,505       38,356     --           --           61,753
    Federal Home Loan Bank advances................      6,000      --           --         --           --            6,000
                                                     ---------  -----------  ----------  ---------  ------------  ----------
        Total interest-bearing liabilities.........  $  41,605   $  12,505   $   38,356  $  --       $   --       $   92,466
                                                     ---------  -----------  ----------  ---------  ------------  ----------
                                                     ---------  -----------  ----------  ---------  ------------  ----------
Interest rate sensitive gap........................  $  33,833   $  (4,603)  $   (9,717) $   4,190   $    8,686   $   32,389
                                                     ---------  -----------  ----------  ---------  ------------  ----------
                                                     ---------  -----------  ----------  ---------  ------------  ----------
Cumulative interest rate gap.......................  $  33,833   $  29,230   $   19,513  $  23,703   $   32,389
                                                     ---------  -----------  ----------  ---------  ------------
                                                     ---------  -----------  ----------  ---------  ------------
Ratio of rate sensitive assets to rate sensitive
  liabilities......................................        181%         63%          75%    --
                                                     ---------  -----------  ----------  ---------
                                                     ---------  -----------  ----------  ---------

DEPOSITS

    The Bank uses deposits as the primary source of funding of its assets. The Bank has experienced significant growth in its deposits, especially in CD's. The following table describes the maturity of time deposits of $100,000 or more.

TABLE 13: MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1996           1995
                                                                                       -------------  ------------
Under 3 months.......................................................................  $   1,056,043  $    947,201
3 to 6 months........................................................................      3,245,085       470,056
6 to 12 months.......................................................................      2,759,789       521,703
Over 12 months.......................................................................      4,266,016       706,687
                                                                                       -------------  ------------
    Total............................................................................  $  11,326,933  $  2,645,647
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    The Bank offers individuals and businesses a wide variety of accounts. These accounts include checking, savings, money market and CD's and are obtained primarily from communities which the Bank serves. The Bank holds no brokered deposits. The following table details the average amount, the average rate paid on, and the total of, the following primary deposit categories for the years ended December 31, 1996 and 1995.

TABLE 14: AVERAGE DEPOSIT COMPOSITION AND COST

                                                                                     YEAR ENDED DECEMBER 31, 1996
                                                                                 -------------------------------------
                                                                                    AVERAGE       AVERAGE     PERCENT
                                                                                    BALANCE        RATE      OF TOTAL
                                                                                 -------------  -----------  ---------
Non-interest-bearing demand deposits...........................................  $   7,753,271      --            11.4%
                                                                                 -------------               ---------
NOW & money market savings deposits............................................     12,588,387        2.80%       18.4
Regular savings deposits.......................................................      4,634,702        3.00%        6.8
Time deposits..................................................................     43,390,771        5.78%       63.4
                                                                                 -------------               ---------
    Total interest-bearing deposits............................................     60,613,860        4.95%       88.6
                                                                                 -------------               ---------
                                                                                 -------------
    Total deposits.............................................................  $  68,367,131        4.39%      100.0%
                                                                                 -------------         ---   ---------
                                                                                 -------------         ---   ---------

                                                                                       YEAR ENDED DECEMBER 31, 1995
                                                                                  ---------------------------------------
                                                                                     AVERAGE       AVERAGE      PERCENT
                                                                                     BALANCE        RATE       OF TOTAL
                                                                                  -------------  -----------  -----------
Noninterest-bearing demand deposits.............................................  $     984,578      --              3.6%
                                                                                  -------------                    -----
NOW & money market savings deposits.............................................      6,477,267        3.26%        23.7
Regular savings deposits........................................................      3,080,912        2.14%        11.3
Time deposits...................................................................     16,793,114        5.36%        61.4
                                                                                                                   -----
    Total interest-bearing deposits.............................................     26,351,293        4.47%        96.4
                                                                                  -------------                    -----
    Total deposits..............................................................  $  27,335,871        4.30%       100.0%
                                                                                  -------------         ---        -----
                                                                                  -------------         ---        -----

    Total deposits as of December 31, 1996 were $102,289,146 compared to $41,486,641 as of December 31, 1995, an increase of $60,802,505. While the main source of these increases was certificates of deposit, all other types of deposits increased as well, including savings accounts, money market savings deposits, interest bearing demand deposits, and non-interest bearing demand deposits. These increases reflect management's growth strategy which includes significant marketing and promotion and the development of a branching network.

INVESTMENT SECURITIES

    The following table presents the composition of the Company's securities portfolio as of December 31, 1996 and 1995.

TABLE 15: INVESTMENT SECURITIES

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1996         1995
                                                                                          ------------  ----------
Investment securities--available-for-sale:
  Investment in Federal Home Loan Bank stock, at cost...................................  $    480,800  $  301,000
  Other equity securities...............................................................       324,875      --
                                                                                          ------------  ----------
    Total investment securities--available-for-sale.....................................       805,675     301,000
                                                                                          ------------  ----------
Investment securities--held to maturity:
  U.S. Treasury securities..............................................................     1,000,000      --
  Mortgage-backed securities............................................................       --           --
  Other securities......................................................................        99,000      99,000
                                                                                          ------------  ----------
    Total investment securities--held to maturity.......................................     1,099,000      --
                                                                                          ------------  ----------
    Total investment securities.........................................................  $  1,904,675  $  400,000
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    The following table presents the maturity distribution of debt securities as of December 31, 1996:

TABLE 16: MATURITIES OF DEBT INVESTMENT SECURITIES

                                                                       UP TO        1 YEAR        OVER
                                                                     ONE YEAR     TO 5 YEARS     5 YEARS       TOTAL
                                                                    -----------  ------------  -----------  ------------
U.S. Treasury securities..........................................   $  --       $  1,000,000   $  --       $  1,000,000
Other securities..................................................      --             99,000      --             99,000
                                                                         -----   ------------       -----   ------------
    Total.........................................................   $  --       $  1,099,000   $  --       $  1,099,000
                                                                         -----   ------------       -----   ------------
                                                                         -----   ------------       -----   ------------

    In December 1995, management utilized the one-time option allowed by the Financial Accounting Standards Board and designated its mortgage-backed securities portfolio as available for sale. Management sold its portfolio in late 1995, providing liquidity for loan fundings.

IMPACT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

NEW ACCOUNTING STANDARDS

    Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting For Transfers And Servicing Of Financial Assets And Extinguishments Of Liabilities ("SFAS No. 125"). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement will require, among other things, that the Company record at fair value assets and liabilities resulting from a transfer of financial assets. The Company adopted the provisions of SFAS No. 125 on January 1, 1997 and the adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

ITEM 7 FINANCIAL STATEMENTS

    The report of independent accountants and the financial information called for by this item are contained on pages 27 through 47 of this document.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

First Mariner Bancorp:

    We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and subsidiary (the Corporation) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mariner Bancorp and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Baltimore, MD
March 26, 1997

                      FIRST MARINER BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1996 AND 1995

                                                                                          1996           1995
                                                                                     --------------  ------------
                                                     ASSETS
Cash on hand and in banks..........................................................  $    5,323,984     3,435,126
Interest-bearing deposits..........................................................      27,186,076    14,218,989
Securities sold (note 1)...........................................................              --     2,337,625
Available-for-sale securities, at fair value.......................................         324,875            --
Investment securities, fair value of $1,097,438 and $99,000, respectively (note
  3)...............................................................................       1,099,000        99,000
Loans receivable, net (notes 4 and 7)..............................................      94,607,187    29,760,313
Federal Home Loan Bank of Atlanta stock, at cost (notes 7 and 10)..................         480,800       301,000
Property and equipment, net (note 5)...............................................       2,671,018     1,796,963
Prepaid expenses and other assets..................................................         868,606       849,329
                                                                                     --------------  ------------
                                                                                     $  132,561,546    52,798,345
                                                                                     --------------  ------------
                                                                                     --------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 6)................................................................  $  102,289,146    41,486,641
  Federal Home Loan Bank advances (note 7).........................................       6,000,000            --
  Accrued expenses and other liabilities...........................................         476,398       609,718
                                                                                     --------------  ------------
Total liabilities..................................................................     108,765,544    42,096,359
                                                                                     --------------  ------------
Stockholders' equity (notes 9, 10, 12 and 14):
  Common stock, $.05 par value; 5,000,000 shares authorized; 2,627,263 and
    1,226,613 shares issued and outstanding, respectively..........................         131,363        61,331
  Additional paid-in capital.......................................................      27,350,118    12,164,240
  Accumulated deficit..............................................................      (3,696,904)   (1,523,585)
  Unrealized gain on available-for-sale securities.................................          11,425            --
                                                                                     --------------  ------------
Net stockholders' equity...........................................................      23,796,002    10,701,986
                                                                                     --------------  ------------
Commitments and contingencies (notes 4, 5 and 7)
                                                                                     --------------  ------------
                                                                                     $  132,561,546    52,798,345
                                                                                     --------------  ------------
                                                                                     --------------  ------------

          See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                           1996          1995
                                                                                       -------------  -----------
Interest income:
  Loans..............................................................................  $   6,177,495    1,981,588
  Investments........................................................................        558,950      403,201
  Mortgage-backed securities.........................................................             --      176,650
                                                                                       -------------  -----------
Total interest income................................................................      6,736,445    2,561,439
                                                                                       -------------  -----------
Interest expense:
  Deposits (note 6)..................................................................      2,999,102    1,176,436
  Borrowed funds and other (note 7)..................................................        108,234       93,184
                                                                                       -------------  -----------
Total interest expense...............................................................      3,107,336    1,269,620
                                                                                       -------------  -----------
Net interest income before provision for loan losses.................................      3,629,109    1,291,819
Provision for loan losses (note 4)...................................................      1,039,636      190,051
                                                                                       -------------  -----------
Net interest income after provision for loan losses..................................      2,589,473    1,101,768
                                                                                       -------------  -----------
Noninterest income:
  Service fees on loans..............................................................        303,353       84,173
  Service fees on deposits...........................................................        336,662       94,918
  Gain on sale of securities.........................................................        330,030        8,970
  Other..............................................................................        103,898        8,953
                                                                                       -------------  -----------
Total noninterest income.............................................................      1,073,943      197,014
                                                                                       -------------  -----------
Noninterest expenses:
  Salaries and employee benefits.....................................................      2,744,057    1,189,172
  Net occupancy......................................................................        786,825      275,660
  Insurance premiums.................................................................        229,293       79,783
  Furniture, fixtures and equipment..................................................        253,394       82,968
  Professional services..............................................................        102,579      233,448
  Advertising........................................................................        379,566      147,549
  Data processing....................................................................        452,090      156,101
  Office supplies....................................................................        278,249      121,250
  Amortization of cost of intangible assets..........................................         74,927       64,463
  Other..............................................................................        535,699      231,017
                                                                                       -------------  -----------
Total noninterest expenses...........................................................      5,836,679    2,581,411
                                                                                       -------------  -----------
Loss before income tax benefit.......................................................     (2,173,319)  (1,282,629)
Income taxes (note 8)................................................................             --           --
                                                                                       -------------  -----------
Net loss.............................................................................  $  (2,173,319)  (1,282,629)
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Net loss per common share (note 1)...................................................  $       (1.71)       (1.88)
                                                                                       -------------  -----------
                                                                                       -------------  -----------

          See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                        NUMBER OF                                           UNREALIZED GAIN
                                        SHARES OF                ADDITIONAL                  ON AVAILABLE-       NET
                                          COMMON      COMMON      PAID-IN     ACCUMULATED      FOR-SALE      STOCKHOLDERS'
                                          STOCK       STOCK       CAPITAL       DEFICIT       SECURITIES        EQUITY
                                        ----------  ----------  ------------  ------------  ---------------  ------------
Balance at
  December 31, 1994...................     225,813  $   11,291     2,206,280     (240,956)            --       1,976,615
  Common stock issued.................   1,000,800      50,040     9,957,960           --             --      10,008,000
  Net loss............................          --          --            --   (1,282,629)            --      (1,282,629)
                                        ----------  ----------  ------------  ------------        ------     ------------
Balance at
  December 31, 1995...................   1,226,613      61,331    12,164,240   (1,523,585)            --      10,701,986
  Common stock issued,
    net of costs of issuance..........   1,400,650      70,032    15,185,878           --             --      15,255,910
  Net loss............................          --          --            --   (2,173,319)            --      (2,173,319)
  Unrealized holding gain.............          --          --            --           --         11,425          11,425
                                        ----------  ----------  ------------  ------------        ------     ------------
Balance at
  December 31, 1996...................   2,627,263  $  131,363    27,350,118   (3,696,904)        11,425      23,796,002
                                        ----------  ----------  ------------  ------------        ------     ------------
                                        ----------  ----------  ------------  ------------        ------     ------------

          See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                          1996           1995
                                                                                     --------------  -------------
Cash flows from operating activities:
  Net loss.........................................................................  $   (2,173,319)    (1,282,629)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Amortization of unearned loan fees, net........................................        (587,549)      (139,713)
    Amortization of premiums on deposits...........................................         (28,033)       (74,632)
    Amortization of premiums on loans..............................................          78,615         83,973
    Depreciation and amortization..................................................         417,760        189,755
    Provision for loan losses......................................................       1,039,636        190,051
    Net increase (decrease) in accrued expenses and other liabilities..............        (133,320)       479,629
    Amortization of premiums and discounts on mortgage-backed securities, net......              --        (16,778)
    Increase in prepaids and other assets..........................................         (94,204)      (518,461)
    Gain on sale of securities.....................................................        (330,030)        (8,970)
                                                                                     --------------  -------------
Net cash used in operating activities..............................................      (1,810,444)    (1,097,775)
                                                                                     --------------  -------------
Cash flows from investing activities:
  Loan disbursements, net of principal repayments..................................     (65,377,575)   (10,198,765)
  Purchases of property and equipment..............................................      (1,216,889)      (904,637)
  Purchases of Federal Home Loan Bank of Atlanta stock.............................        (179,800)            --
  Proceeds from securities sold....................................................       2,337,625             --
  Purchase of available-for-sale securities........................................      (2,153,787)            --
  Sale of investment available-for-sale securities.................................       2,170,367             --
  Purchase of investment securities................................................      (1,000,000)            --
  Principal repayments on mortgage-backed securities...............................              --        294,273
  Sales of loans...................................................................              --      2,630,929
  Purchases of loans...............................................................              --     (2,339,505)
  Maturities of investments in certificates of deposit.............................              --        491,000
                                                                                     --------------  -------------
Net cash used in investing activities..............................................     (65,420,059)   (10,026,705)
                                                                                     --------------  -------------
Cash flows from financing activities:
  Net increase in deposits.........................................................      60,830,538     20,461,329
  Proceeds from advances from Federal Home Loan Bank of Atlanta....................       6,000,000             --
  Repayment of advances from Federal Home Loan Bank of Atlanta.....................              --     (3,150,000)
  Proceeds from stock issuance, net................................................      15,255,910     10,008,000
                                                                                     --------------  -------------
Net cash provided by financing activities..........................................      82,086,448     27,319,329
                                                                                     --------------  -------------
Increase in cash and cash equivalents..............................................      14,855,945     16,194,849
Cash and cash equivalents at beginning of year.....................................      17,654,115      1,459,266
                                                                                     --------------  -------------
Cash and cash equivalents at end of year...........................................  $   32,510,060     17,654,115
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Supplemental information:
  Interest paid on deposits and borrowed funds.....................................  $    2,938,407      1,216,424
                                                                                     --------------  -------------
                                                                                     --------------  -------------

          See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION

    First Mariner Bancorp (the "Corporation") is a bank holding company incorporated under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Corporation was organized as "MarylandsBank Corp." in May 1994, and the Corporation's name was changed to "First Mariner Bancorp" in May 1995. The Corporation owns 100% of common stock of First Mariner Bank (the "Bank").

    The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with these determinations, management evaluates historical trends and ratios and where appropriate obtains independent appraisals for significant properties and prepares fair value analyses as appropriate.

    Management believes that the allowances for losses on loans are adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses on loans. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

    SECURITIES SOLD

    Securities sold represents net sales proceeds due from brokers for sales transactions executed prior to December 31, 1995 but not settling until after December 31, 1995.

    LOAN FEES

    Origination and commitment fees and direct origination costs on loans held for investment are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Unamortized loan fees are recognized in income when the related loans are sold or prepaid.

    SALES OF MORTGAGE LOANS

    Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) current investor yield requirements. Gains and losses on loan sales are determined using the specific identification method.

    INVESTMENT SECURITIES

    Debt securities that an entity has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects.

    The Corporation designates securities into one of the three categories at the time of purchase. If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. For purposes of computing realized gains or losses on the sales of investments, cost is determined using the specific identification method. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

    INTANGIBLE ASSETS ACQUIRED

    Intangible assets acquired in connection with certain acquisitions are amortized using the straight-line method over the estimated useful lives of the assets of ten years. Organization costs are being amortized over five years. These amounts are included in prepaid expenses and other assets.

    NONACCRUAL AND IMPAIRED LOANS

    The allowance for losses on loans is determined based on management's review of the loan portfolio and analysis of the borrowers' ability to repay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans.

    Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or when in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

    In accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN and SFAS No. 118, ACCOUNTING FOR CREDITORS FOR IMPAIRMENT OF A LOAN--INCOME RECOGNITION DISCLOSURES, the Corporation identifies impaired loans and measures impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding charge to provision for loan losses.

    A loan is determined to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Corporation expects to collect all amounts due, including interest past-due. The Corporation generally considers a period of delay in payment to include delinquency up to 90 days.

    When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreements.

    SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment.

    INCOME TAXES

    Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

    STATEMENTS OF CASH FLOWS

    For purposes of the consolidated statements of cash flows, the Corporation considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

    LOSS PER SHARE

    The loss per share computation is based on the weighted average number of shares outstanding during the years ended December 31, 1996 and 1995. The number of shares used in the computation was 1,272,962 and 681,893 shares, respectively.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Net loss per common share on a proforma basis would have been $.49 for the year ended December 31, 1996, assuming the common stock had been issued on January 1, 1996 and assuming the proceeds were invested in investment securities at a rate of 6.0%.

    The common stock equivalents, disclosed in note 12, were antidilutive for all periods presented, and were thus excluded from the computation of net loss per common share.

    STOCK-BASED COMPENSATION

    The Corporation uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). SFAS No. 123 permits companies to adopt a new fair value-based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. Information required by SFAS No. 123 concerning the Corporation's stock-based compensation plan is provided in note 12.

    RECLASSIFICATIONS

    Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

(2) RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At December 31, 1996 and 1995, the required reserve balances were $375,000 and $75,000, respectively.

(3) INVESTMENTS

    Investments are comprised of the following at December 31, 1996:

                                                                                    GROSS          GROSS
                                                                  AMORTIZED      UNREALIZED     UNREALIZED      FAIR
                                                                     COST           GAINS         LOSSES       VALUE
                                                                 ------------  ---------------  -----------  ----------
Investment securities:
    U.S. Treasury securities, due in one year or less..........  $  1,000,000            --         (1,562)     998,438
    Certificate of deposit, due after one through five years...        99,000            --             --       99,000
                                                                                         --
                                                                 ------------                   -----------  ----------
                                                                 $  1,099,000            --         (1,562)   1,097,438
                                                                                         --
                                                                                         --
                                                                 ------------                   -----------  ----------
                                                                 ------------                   -----------  ----------

    At December 31, 1996, available-for-sale securities consisted of equity securities with a cost basis of $313,450 and which had gross unrealized gains totaling $11,425.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(3) INVESTMENTS (CONTINUED)
    At December 31, 1996 and 1995, the Corporation held a certificate of deposit, totaling $99,000 with a scheduled maturity in 1998.

(4) LOANS RECEIVABLE

    Substantially all of the Corporation's loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Corporation generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Corporation generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multi-family residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

    Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Corporation's primary lending area. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

    Loans receivable and accrued interest thereon are summarized as follows at December 31:

                                                                       1996           1995
                                                                   -------------  ------------
Loans secured by first mortgages on real estate:
Residential......................................................  $  20,092,018    15,634,976
Commercial.......................................................     31,012,097     4,938,948
Construction, net of loans is process............................     24,875,932     6,535,793
                                                                   -------------  ------------
                                                                      75,980,047    27,109,717
Commercial.......................................................     17,096,663       869,641
Loans secured by second mortgages on real estate.................        120,701       580,942
Consumer loans...................................................      2,442,888     1,263,563
Loans secured by deposits and other..............................        123,338       187,158
                                                                   -------------  ------------
Total loans......................................................     95,763,637    30,011,021
                                                                   -------------  ------------
Unamortized loan premiums........................................        205,311       283,926
Accrued interest receivable......................................        712,614       201,704
Unearned loan fees, net..........................................       (788,731)     (308,220)
Unearned loan discounts..........................................        (43,981)      (51,831)
Allowance for losses.............................................     (1,241,663)     (376,287)
                                                                   -------------  ------------
                                                                      (1,156,450)     (250,708)
                                                                   -------------  ------------
                                                                   $  94,607,187    29,760,313
                                                                   -------------  ------------
                                                                   -------------  ------------

    Nonaccrual loans totaled approximately $1,574,000 and $633,000 at December 31, 1996 and 1995, respectively. Interest income which would have been recognized had the loans been performing in

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(4) LOANS RECEIVABLE (CONTINUED)
accordance with the terms of these loans for would have been approximately $32,000 and $65,000 respectively, for the years ended December 31, 1996 and 1995. No income was recognized on these loans in either year.

    At December 31, 1996, impaired loans, which are included in nonaccrual loans, amounted to $849,856. These impaired loans are classified as collateral dependent and accordingly, are recorded at the lower of cost or the fair value of the collateral. During 1996, the average recorded investment in impaired loans was approximately $257,000 and no income has been accrued or collected on these loans while they have been classified impaired.

    There were no impaired loans at December 31, 1996 with an allocated valuation allowance and there were no impaired loans as of or for the year ended December 31, 1995.

    Changes in the allowance for losses on loans are summarized as follows for the years ended December 31:

                                                                           1996        1995
                                                                       ------------  ---------
Balance at beginning of year.........................................  $    376,287    244,847
Provisions for loan losses...........................................     1,039,636    190,051
Charge-offs, net of recoveries.......................................      (174,260)   (58,611)
                                                                       ------------  ---------
Balance at end of year...............................................  $  1,241,663    376,287
                                                                       ------------  ---------
                                                                       ------------  ---------

    Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 1996 and 1995, the Corporation had commitments to originate first mortgage loans on real estate of approximately $2,000,000 and $1,495,000, respectively, all of which were committed for sale in the secondary market.

    At December 31, 1996 and 1995 the Corporation also had commitments to loan funds under unused home-equity lines of credit aggregating approximately $158,000 and $615,000, respectively, and unused commercial lines of credit aggregating approximately $34,000,000 and $3,987,000, respectively. Such commitments carry a floating rate of interest.

    Commitments for mortgage loans generally expire within sixty days and are normally funded with loan principal repayments, excess liquidity and savings deposits. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Substantially all of the Corporation's outstanding commitments at December 31, 1996 and 1995 are for loans which would be secured by real estate with appraised values in excess of the commitment amounts. The Corporation's exposure to credit loss under these contracts in the event of non-performance by the other parties, assuming that the collateral proves to be of no value, is represented by the commitment amounts.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(5) PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows at December 31:

                                                                                                    ESTIMATED
                                                                            1996         1995     USEFUL LIVES
                                                                        ------------  ----------  -------------
Land..................................................................  $    391,540     391,540             --
Buildings and improvements............................................       924,685     885,986    10-39 years
Leasehold improvements................................................       585,816     255,258    10-33 years
Furniture, fixtures and equipment.....................................     1,427,058     581,799      5-7 years
Automobiles...........................................................            --       9,544        5 years
                                                                        ------------  ----------
Total at cost.........................................................     3,329,099   2,124,127
Less accumulated depreciation and amortization........................       658,081     327,164
                                                                        ------------  ----------
                                                                        $  2,671,018   1,796,963
                                                                        ------------  ----------
                                                                        ------------  ----------

    Rent expense for the years ended December 31, 1996 and 1995 was approximately $423,000 and $118,000, respectively.

    The Corporation and the Bank occupy space leased from a company, of which the Chairman and CEO of the Corporation, is an officer, director and shareholder. This company is paid $212,700 annually for office and branch space. The term of the lease is five years. Management believes that such terms are at least as favorable as those that could be obtained from a third party lessor.

    The Bank has opened a full-service branch in three of Mars Super Markets, Inc. stores and has installed ATMs in thirteen (13) of the markets. The Bank intends to open additional branches in Mars Super Markets in the future. The Bank pays rent of $36,500 per year for approximately 500 square feet of branch space in each store. There is no charge to the Bank for the operation of ATMs in each store. Mars Super Markets is represented on the Board of Directors of the Corporation and the Bank.

    Minimum lease payments due for each of the next five years are as follows:

1997..............................................  $ 563,870
1998..............................................    576,870
1999..............................................    576,870
2000..............................................    539,787
2001..............................................    365,018

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(6) DEPOSITS

    Deposits are summarized as follows at December 31:

                                                                   1996                           1995
                                                       -----------------------------  -----------------------------
                                                                         WEIGHTED                       WEIGHTED
                                                                          AVERAGE                        AVERAGE
                                                           AMOUNT        EFFECTIVE        AMOUNT        EFFECTIVE
                                                          MATURING         RATE          MATURING         RATE
                                                       --------------  -------------  --------------  -------------
Noncertificate:
  Passbook and other.................................  $    5,574,090         2.75%   $    3,646,609         2.80%
  Checking accounts..................................       3,974,082         1.35%        2,138,552         2.38%
  Money fund accounts................................      15,165,312         3.51%        5,601,546         3.21%
  Non-interest bearing demand........................      15,583,651       --             3,073,860       --
                                                       --------------       ------    --------------       ------
                                                           40,297,135                     14,460,567
Certificates:
  Original maturities:
    Under 12 months..................................       3,997,620         5.42%        3,775,761         5.33%
    12 to 60 months..................................      53,028,947         5.87%       19,086,432         6.73%
  IRA and KEOGH......................................       4,725,944         5.70%        4,038,335         6.24%
                                                       --------------       ------    --------------       ------
                                                           61,752,511                     26,900,528
Accrued interest payable.............................         204,665                         62,678
Unamortized premium..................................          34,835                         62,868
                                                       --------------       ------    --------------       ------
                                                       $  102,289,146                 $   41,486,641
                                                       --------------                 --------------
                                                       --------------                 --------------

                                                                        % OF TOTAL                     % OF TOTAL
                                                                       -------------                  -------------
Scheduled certificate maturities:
  Under 6 months.....................................  $   10,891,971        17.64%   $    5,946,824        22.11%
  6 months to 12 months..............................      12,504,458        20.25%       11,599,052        43.12%
  12 months to 24 months.............................      35,915,826        58.16%        5,741,082         1.34%
  24 months to 36 months.............................         826,104         1.34%        1,550,118         5.76%
  36 months to 48 months.............................       1,614,152         2.61%          649,275         2.41%
  Over 48 months.....................................        --             --             1,414,177         5.26%
                                                       --------------       ------    --------------       ------
                                                       $   61,752,511       100.00%   $   26,900,528       100.00%
                                                       --------------                 --------------
                                                       --------------                 --------------

    Certificates of deposit of $100,000 or more totaled approximately $11,327,000 and $2,646,000 at December 31, 1996 and 1995, respectively.

(7) FEDERAL HOME LOAN BANK ADVANCES

    Under a specific collateral pledge and security agreement with the Federal Home Loan Bank at Atlanta (FHLB), the Corporation is required to maintain as collateral for all of its borrowings specific first mortgage loans in an amount equal to 154% of the advances. At December 31, 1996, the Corporation had approximately $9,300,000 of first mortgage loans pledged as collateral, in addition to the balance of FHLB stock. At December 31, 1996 outstanding advances are due in 1997, reprice daily, and the Corporation had no additional credit available under the blanket floating lien agreement with the FHLB. In February 1997, the FHLB approved a $20 million line of credit for the Corporation.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(7) FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)
    Certain information regarding FHLB advances are as follows:

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                         1996         1995
                                                                     ------------  ----------
Amount outstanding at year-end.....................................  $  6,000,000          --
Weighted average interest rate at year-end.........................          6.95%         --
Maximum outstanding at any month-end...............................  $  6,000,000   3,150,000
Average outstanding................................................  $  1,950,000   1,406,000
Weighted average interest rate during the year.....................           5.5%        6.6%

(8) INCOME TAXES

    Income taxes consists of the following for the years ended December 31:

                                                                           1996        1995
                                                                        ----------  ----------
Current...............................................................  $   --          --
Deferred..............................................................      --          --
                                                                        ----------  ----------
                                                                        $   --          --
                                                                        ----------  ----------
                                                                        ----------  ----------

    Income taxes are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

                                                                           1996        1995
                                                                        ----------  ----------
Income tax benefit at federal corporate rate..........................  $  739,000     436,000
Nondeductible expenses................................................       9,000          --
Change in valuation allowance.........................................    (776,000)   (433,000)
Other.................................................................      28,000      (3,000)
                                                                        ----------  ----------
                                                                        $   --          --
                                                                        ----------  ----------
                                                                        ----------  ----------

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(8) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

                                                                                             1996          1995
                                                                                         -------------  ----------
Deferred tax assets:
  Allowance for losses on loans........................................................  $     300,000     107,000
  Excess of fair value of liabilities acquired over cost...............................         13,000      25,000
  Net operating loss carryforwards.....................................................      1,076,000     407,000
  Interest and fees on loans...........................................................         43,000     119,000
  Other................................................................................       --             3,000
                                                                                         -------------  ----------
Total gross deferred assets............................................................      1,432,000     661,000
Less valuation allowance...............................................................     (1,341,000)   (565,000)
                                                                                         -------------  ----------
Net deferred tax assets................................................................         91,000      96,000
                                                                                         -------------  ----------
Deferred tax liabilities:
  Federal Home Loan Bank stock dividends...............................................         12,000      12,000
  Excess of fair value of assets acquired over cost....................................         79,000      84,000
                                                                                         -------------  ----------
Total gross deferred tax liabilities...................................................         91,000      96,000
                                                                                         -------------  ----------
  Net deferred tax asset...............................................................  $    --            --
                                                                                         -------------  ----------
                                                                                         -------------  ----------

    At December 31, 1996, the Corporation has net operating loss carryforwards for federal income tax purposes of approximately $2,790,000 which are available to offset future federal taxable income, if any, through 2010. As a result of ownership changes in 1996, utilization of a portion of the net operating loss carryforward is subject to annual limitations. In addition, approximately $76,000 of the valuation allowance at December 31, 1995 was established in connection with the certain acquisitions and will be credited to intangible assets as realized.

(9) DIVIDENDS

    As a depository institution whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

    The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements authorities must be maintained. The Corporation and the Bank comply with such capital requirements.

(10) REGULATORY MATTERS

    The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(10) REGULATORY MATTERS (CONTINUED)
and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1996 the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's category.

    Regulatory capital amounts and ratios for the Corporation and the Bank as of December 31, 1996 and 1995 were:

                                                                                    MINIMUM REQUIREMENTS
                                                                                         FOR CAPITAL
                                                                ACTUAL                ADEQUACY PURPOSES
                                                      --------------------------  -------------------------
                                                         AMOUNT         RATIO        AMOUNT        RATIO
                                                      -------------     -----     ------------     -----
As of December 31, 1996:
  Total capital (to risk weighted assets):
    Consolidated....................................  $  24,752,739        18.8%    10,532,145         8.0%
    The Bank........................................     19,050,803        14.2%    10,710,877         8.0%
  Tier 1 capital (to risk weighted assets):
    Consolidated....................................     23,511,076        17.9%     5,266,072         4.0%
    The Bank........................................     17,809,140        13.3%     5,355,439         4.0%
  Tier 1 capital (to average assets):
    Consolidated....................................     23,511,076        19.5%     4,832,127         4.0%
    The Bank........................................     17,809,140        14.7%     4,834,224         4.0%

As of December 31, 1995
  Total capital (to risk weighted assets):
    Consolidated....................................     10,733,927        35.1%     2,446,742         8.0%
    The Bank........................................      9,820,888        32.1%     2,446,742         8.0%
  Tier 1 capital (to risk weighted assets):
    Consolidated....................................     10,357,624        33.9%     1,223,371         4.0%
    The Bank........................................      9,444,585        30.9%     1,223,371         4.0%
  Tier 1 capital (to average assets):
    Consolidated....................................     10,357,624        27.8%     1,488,716         4.0%
    The Bank........................................      9,444,585        25.4%     1,488,716         4.0%


                                                        TO BE WELL
                                                    CAPITALIZED UNDER
                                                    PROMPT CORRECTIVE
                                                     ACTION PROVISION
                                                    ------------------
                                                     AMOUNT    RATIO
                                                    --------- --------
As of December 31, 1996:
  Total capital (to risk weighted assets):
    Consolidated....................................13,165,181   10.0%
    The Bank........................................13,388,597   10.0%
  Tier 1 capital (to risk weighted assets):
    Consolidated....................................7,899,108    6.0%
    The Bank........................................8,033,158    6.0%
  Tier 1 capital (to average assets):
    Consolidated....................................6,040,159    5.0%
    The Bank........................................6,042,781    5.0%
As of December 31, 1995
  Total capital (to risk weighted assets):
    Consolidated....................................3,058,427   10.0%
    The Bank........................................3,058,427   10.0%
  Tier 1 capital (to risk weighted assets):
    Consolidated....................................1,835,056    6.0%
    The Bank........................................1,835,056    6.0%
  Tier 1 capital (to average assets):
    Consolidated....................................1,860,895    5.0%
    The Bank........................................1,860,895    5.0%

    The Federal Deposit Insurance Corporation (FDIC), through the Savings Association Insurance Fund (SAIF), insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(10) REGULATORY MATTERS (CONTINUED)
for this insurance. The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB equal to at least 1% of the unpaid principal balances of their residential mortgage loans,
 .3% of their total assets or 5% of their outstanding advances from the bank, whichever is greater. Purchases and sales of stock are made directly with the bank at par value.

(11) FINANCIAL INFORMATION OF PARENT COMPANY

    The following is financial information of First Mariner Bancorp (parent company only):

BALANCE SHEET

                                                                      1996           1995
                                                                  -------------  -------------
Assets:
  Cash..........................................................  $   6,027,542        782,395
  Available-for-sale securities.................................        324,875             --
  Investment in subsidiary......................................     18,163,028      9,935,567
  Other assets..................................................         18,812         26,055
                                                                  -------------  -------------
                                                                  $  24,545,682     10,744,017
                                                                  -------------  -------------
                                                                  -------------  -------------
Liabilities and Stockholders' Equity:
  Other liabilities.............................................  $     738,255         42,031
  Stockholders' equity..........................................     23,796,002     10,701,986
                                                                  -------------  -------------
                                                                  $  24,545,682     10,744,017
                                                                  -------------  -------------
                                                                  -------------  -------------

INCOME STATEMENT

                                                                       1996          1995
                                                                   -------------  -----------
Income:
  Interest income................................................  $      42,689       40,537
  Gain on sale of stock..........................................        330,030      --
  Other income...................................................       --                241
                                                                   -------------  -----------
                                                                         372,719       40,778
                                                                   -------------  -----------
Expenses:
  Salaries and employee expenses.................................        239,950      215,000
  Amortization...................................................          7,263        7,272
  Interest expense on short-term borrowings......................             --          241
  Professional expenses..........................................             --       56,414
  Other expenses.................................................         15,116       12,191
                                                                   -------------  -----------
                                                                         262,329      291,118
                                                                   -------------  -----------
Income (loss) before equity in undistributed net loss of the
  Bank...........................................................        110,390     (250,340)
Equity in undistributed net loss of the Bank.....................     (2,283,709)  (1,032,289)
                                                                   -------------  -----------
Net loss.........................................................  $  (2,173,319)  (1,282,629)
                                                                   -------------  -----------
                                                                   -------------  -----------

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(11) FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
STATEMENT OF CASH FLOWS

                                                                       1996          1995
                                                                   -------------  -----------
Cash flows from operating activities:
  Net income (loss)..............................................  $     110,390     (250,340)
  Depreciation and amortization..................................          7,263        7,272
  Increase in accrued expenses and other liabilities.............        696,224       42,031
  Increase in prepaid expenses and other assets..................         (7,243)     (26,055)
  Gain on sale of securities.....................................       (330,030)          --
  Other..........................................................         (3,947)      (8,997)
                                                                   -------------  -----------
Net cash used in operating activities............................        472,657     (236,089)
                                                                   -------------  -----------
Net cash flows from investing activities:
  Investment in subsidiaries.....................................    (10,500,000)  (8,989,516)
  Purchase of available for sale securities......................     (2,153,787)     --
  Sale of available for sale securities..........................      2,170,367      --
                                                                   -------------  -----------
Net cash flows from investing activities.........................    (10,483,420)  (8,989,516)
                                                                   -------------  -----------
Net cash provided by financing activities -- proceeds from stock
  issuance, net..................................................     15,255,910   10,008,000
                                                                   -------------  -----------
                                                                      15,255,910   10,008,000
                                                                   -------------  -----------
Net increase in cash and temporary investments...................      5,245,147      782,395
Cash and temporary investments at beginning of year..............        782,395      --
                                                                   -------------  -----------
Cash and temporary investments at end of year....................  $   6,027,542      782,395
                                                                   -------------  -----------
                                                                   -------------  -----------

(12) STOCK BASED COMPENSATION

    STOCK OPTIONS

    The Corporation has stock option award arrangements which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal or greater than the estimated fair market value of the common stock at the date of the grant. Options are exercisable immediately after the date of grant and expire ten years after the date of grant.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(12) STOCK BASED COMPENSATION (CONTINUED)
    Information with respect to stock options is as follows for the years ended December 31, 1996 and 1995:

                                                                                   1996                    1995
                                                                          ----------------------  ----------------------
                                                                                      WEIGHTED                WEIGHTED
                                                                                       AVERAGE                 AVERAGE
                                                                                      EXERCISE                EXERCISE
                                                                           SHARES       PRICE      SHARES       PRICE
                                                                          ---------  -----------  ---------  -----------
Outstanding at beginning of year........................................     15,000   $   10.00          --   $   10.00
Granted.................................................................    166,300       10.00      15,000       10.00
Forfeited...............................................................       (700)         --          --          --
                                                                          ---------  -----------  ---------  -----------
Outstanding at end of year..............................................    180,600   $   10.00      15,000   $   10.00
                                                                          ---------  -----------  ---------  -----------
                                                                          ---------  -----------  ---------  -----------

    The weighted average remaining life of options outstanding at December 31, 1996 was 9.6 years.

    The Corporation applies the intrinsic value method in accounting for its stock options and, accordingly, no compensation cost has been recognized for its options in the financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net loss would have been increased to the pro forma amounts indicated below:

                                                                                            1996          1995
                                                                                        ------------  ------------
Net loss
  As reported.........................................................................  $  2,173,319     1,282,629
  Pro forma...........................................................................     2,908,319     1,348,629
Primary loss per share
  As reported.........................................................................          1.71          1.88
  Pro forma...........................................................................          2.29          1.98

    The weighted average fair values of options granted during 1996 and 1995 were $735,000 and $66,000, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.01% in both years; no expected votality in both years; and expected lives of ten years.

    WARRANTS

    Warrants to acquire 818,323 and 195,000 shares of common stock at $10.00 per share were outstanding and exercisable at December 31, 1996 and 1995, respectively. During all periods presented no warrants to acquire shares of common stock were exercised.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107) requires the Corporation to disclose estimated fair values for certain on- and off-balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments as of December 31, 1996 and 1995.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    CASH ON HAND AND IN BANKS

    The carrying amount for cash on hand and in banks approximates fair value due to the short maturity of these instruments.

    FEDERAL FUNDS SOLD

    The carrying amount for federal funds sold approximates fair value due to the overnight maturity of these instruments.

    INVESTMENT SECURITIES

    The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

    LOANS

    Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily and nonresidential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories.

    The fair value of residential loans was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, prepayment assumptions and discount rate.

    The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Corporation's historical loss percentage for each specific loan category.

    ACCRUED INTEREST RECEIVABLE

    The carrying amount of accrued interest receivable approximates its fair value.

    DEPOSITS

    Under SFAS 107, the fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest bearing now accounts, money market and statement savings accounts, is equal to the carrying amounts. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

    ACCRUED INTEREST PAYABLE

    The carrying amount of accrued interest payable approximates its fair value.

    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The Corporation's adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Corporation's fixed rate commitments to extend

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) credit are competitive with others in the various markets in which the Corporation operates. The carrying amounts are reasonable estimates of the fair value of these instruments.

    The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

    The carrying value and estimated fair value of financial instruments is summarized as follows at December 31 (in thousands):

                                                                               1996                      1995
                                                                      -----------------------  ------------------------
                                                                       CARRYING    ESTIMATED    CARRYING     ESTIMATED
                                                                        VALUE     FAIR VALUE      VALUE     FAIR VALUE
                                                                      ----------  -----------  -----------  -----------
Assets:
  Cash and interest-bearing deposits................................  $   32,510      32,510       17,654       17,654
  Investment securities.............................................       1,424       1,422        2,738        2,738
  Loans receivable, net of unearned income..........................      95,849                   30,137
  Less allowance for losses on loans................................      (1,242)                    (376)
                                                                      ----------               -----------
  Loans, net........................................................      94,607      94,718       29,761       30,329
Liabilities:
  Deposit accounts..................................................     102,289     102,629       41,487       41,953
  FHLB Advances.....................................................       6,000       6,000       --           --

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

(14) SUBSEQUENT EVENT

    In January 1997, an additional 210,000 shares of common stock were issued at $12 per share and net proceeds to the Corporation were approximately $2,344,000.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 1997, which proxy statement will be filed with the Securities nd Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 10 EXECUTIVE COMPENSATION

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 13, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

    The exhibits filed as a part of this Registration Statement are as follows:

    (a) LIST OF EXHIBITS

         3.1 Amended and Restated Articles of Incorporation of First Mariner Bancorp (previously filed as an exhibit to the November 13, 1996 SB-2)

         3.2 Amended and Restated Bylaws of First Mariner Bancorp (previously filed as an exhibit to the November 13, 1996 SB-2)

         4.1 Form of Warrant (previously filed as an exhibit to the November 13, 1996 SB-2)

         4.2 Form of Common Stock Certificate (previously filed as an exhibit to the November 13, 1996 SB-2)

        10.1 1996 Stock Option Plan of First Mariner Bancorp (previously filed as an exhibit to the November 13, 1996 SB-2)

        10.2 Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (previously filed as an exhibit to the November 13, 1996 SB-2)

        10.3 Lease Agreement dated September 1, 1996 between Hale Intermodal Transport Co. and First Mariner Bancorp (previously filed as an exhibit to the November 13, 1996 SB-2)

        10.4 Lease Agreement dated March 1, 1996 between First Mariner Bancorp and Mars Super Markets, Inc. (previously filed as an exhibit to the November 13, 1996 SB-2)

        21.   Subsidiaries of First Mariner Bancorp

    (b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST MARINER BANCORP

                                             By:
                                                        ------------------------------------------
                                                                    Edwin F. Hale, Sr.
                                                           Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                Chairman and Chief
                                  Executive Officer
------------------------------    (Principal Executive             , 1996
      Edwin F. Hale, Sr.          Officer)
------------------------------  Director, President and            , 1996
       Joseph A. Cicero           Chief Operating Officer
------------------------------  Director                           , 1996
      George H. Mantakos
------------------------------  Controller (Principal              , 1996
       Kevin M. Healey            Financial Officer)
------------------------------  Director                           , 1996
      Barry B. Bondroff
------------------------------  Director                           , 1996
        Rose M. Cernak
------------------------------  Director                           , 1996
    Christopher P. D'anna
------------------------------  Director                           , 1996
       Dennis M. Doyle
------------------------------  Director                           , 1996
       Elayne Hettleman
------------------------------  Director                           , 1996
       Bruce H. Hoffman
------------------------------  Director                           , 1996
       Melvin S. Kabik
------------------------------  Director                           , 1996
       R. Andrew Larkin
------------------------------  Director                           , 1996
     John J. Matricciani
------------------------------  Director                           , 1996
       Dennis C. McCoy

------------------------------  Director                           , 1996
     Margaret D. McManus
------------------------------  Director                           , 1996
    Walter L. McManus, Jr.
------------------------------  Director                           , 1996
     John J. Mitcherling
------------------------------  Director                           , 1996
       James P. O'Conor
------------------------------  Director                           , 1996
      Kevin B. O'Connor
------------------------------
   Governor William Donald      Director                           , 1996
           Schaefer
------------------------------  Director                           , 1996
        Hanan Y. Sibel
------------------------------  Director                           , 1996
        Leonard Stoler