Form 10QSB
period 1997-03-31
FIRST MARINER BANCORP
filed 1997-05-15
CIK 946090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended  March 31, 1997
                               -----------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from __________________ to ________________________

COMMISSION FILE NUMBER:  333-16011

                              FIRST MARINER BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                       52-1834860
------------------------                 --------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


1801 South Clinton Street, Baltimore, MD       21224         410 - 342 - 2600
----------------------------------------     ----------     ------------------
(Address of principal executive offices)     (Zip Code)     (Telephone Number)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to filing requirements for the past 90 days.

                         YES  |_|      NO  |_|

      The number of shares of common stock outstanding as of April 30, 1997 is 2,837,263 shares.

                              FIRST MARINER BANCORP

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets at
          March 31, 1997 and December 31,1996 .........................      1

        Consolidated Statements of Operations for the
          Three Month Periods Ended March 31, 1997 and 1996 ...........      2

        Consolidated Statements of Cash Flows for the
          Three Month Periods Ended March 31, 1997 and 1996 ...........      3

        Notes to Consolidated Financial Statements ....................      4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................  4 - 7

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K ...................................     7

SIGNATURES ............................................................      8

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      FIRST MARINER BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           March           December
                                                         31, 1997          31, 1996
                                                       ------------      ------------
                                                       (Unaudited)

Cash on hand and in banks                              $  5,568,837      $  5,323,984
Interest-bearing deposits                                24,152,567        27,186,076
Available-for-sale securities, at fair value              1,134,000             --
Investment securities, fair value of $13,062,400
   and $1,097,438, respectively                          13,099,000         1,099,000
Loans receivable, net                                   107,085,577        94,607,187
Federal Home Loan Bank of Atlanta stock, at cost            932,900           480,800
Property and equipment, net                               2,683,779         2,671,018
Prepaid expenses and other assets                         1,890,427           868,606
                                                       ------------      ------------
      Total assets                                     $156,547,087      $132,561,546
                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                            $118,889,357      $102,289,146
   Federal Home Loan Bank advances                       10,000,000         6,000,000
   Accrued expenses and other liabilities                 1,375,469           476,398
                                                       ------------      ------------
      Total liabilities                                 130,264,826       108,765,544
                                                       ------------      ------------

Stockholders' equity:
   Common stock, $.05 par value; 5,000,000 shares
     authorized; 2,837,263 and 2,627,263 shares issued
     and outstanding, respectively                          141,863           131,363
   Additional paid-in capital                            29,683,218        27,350,118
   Accumulated deficit                                   (3,672,828)       (3,696,904)
   Unrealized gain on available-for-sale securities         130,008            11,425
                                                       ------------      ------------
      Total stockholders' equity                         26,282,261        23,796,002
                                                       ------------      ------------
      Total liabilities and stockholders' equity       $156,547,087      $132,561,546
                                                       ============      ============

See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                          1997         1996
                                                       ----------   -----------

Interest income:
   Loans                                               $2,525,088   $   850,401
   Investments                                            379,298       226,929
                                                       ----------   -----------

        Total interest income                           2,904,386     1,077,330
                                                       ----------   -----------

Interest expense:
   Deposits                                             1,141,838       517,925
   Borrowed funds and other                                42,209          --
                                                       ----------   -----------

        Total interest expense                          1,184,047       517,925
                                                       ----------   -----------

Net interest income before provision for loan losses    1,720,339       559,405

Provision for loan losses                                 135,000        33,200
                                                       ----------   -----------

Net interest income after provision for loan losses     1,585,339       526,205
                                                       ----------   -----------

Noninterest income:
   Service fees on loans                                  159,305        64,359
   Service fees on deposits                               260,419        28,777
   Other                                                   37,581        17,532
                                                       ----------   -----------

        Total noninterest income                          457,305       110,668
                                                       ----------   -----------

Noninterest expenses:
   Salary                                                 960,721       504,572
   Occupancy                                              232,236       118,025
   Insurance premiums                                      13,025        24,101
   Furniture, fixtures and equipment                       97,999        45,983
   Professional services                                   38,564       (28,315)
   Advertising                                            116,400        60,126
   Data processing                                        101,000        44,067
   Office supplies                                         20,944        14,649
   Amortization of cost of intangible assets               18,732        18,732
   Other                                                  418,947       160,651
                                                       ----------   -----------

        Total noninterest expenses                      2,018,568       962,591
                                                       ----------   -----------

Income (loss) before income tax benefit                    24,076      (325,718)

Income taxes                                                 --            --
                                                       ----------   -----------

Net income (loss)                                      $   24,076   $  (325,718)
                                                       ==========   ===========

Net income (loss) per common share                            .01          (.27)
                                                       ==========   ===========


See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                             1997           1996
                                                         ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $     24,076   $   (373,862)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Amortization of unearned loan fees, net                 (214,803)       (44,652)
     Amortization of premiums on deposits                      (7,008)        (7,008)
     Accretion of discounts on loans                          (16,437)       (19,654)
     Depreciation and amortization                            146,180         96,634
     Provision for losses on loans                            135,000         33,200
     Gain on sale of investment securities                    (13,500)          --
     Net changes in:
       Accrued expenses and other liabilities                 899,071        439,648
       Prepaids and other assets                           (1,040,553)      (135,842)
     Other, net                                                  --           28,489
                                                         ------------   ------------

         Net cash (used) provided by operating
           activities                                         (87,974)        16,953
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan disbursements, net of principal repayments        (12,382,150)   (13,253,900)
   Purchases of property and equipment                       (140,238)      (430,908)
   Purchases of Federal Home Loan Bank of Atlanta stock      (452,100)          --
   Proceeds from available for sale securities sold              --        2,337,625
   Purchase of investment securities available-for-sale      (677,013)          --
   Purchase of investment securities held-to-matuity      (12,000,000)          --
                                                         ------------   ------------

         Net cash used in investing activities            (25,651,501)   (11,347,183)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                16,607,219      7,071,499
   Proceeds from advances from
     Federal Home Loan Bank of Atlanta                     10,000,000           --
   Repayment of advances from
     Federal Home Loan Bank of Atlanta                     (6,000,000)          --
   Proceeds from stock issuance, net                        2,343,600           --
                                                         ------------   ------------

         Net cash provided by financing activities         22,950,819      7,071,499
                                                         ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                      (2,788,656)    (4,258,731)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           32,510,060     17,654,115
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 29,721,404   $ 13,394,384
                                                         ============   ============

Supplemental information:

   Interest paid on deposits and borrowed funds          $  1,179,149   $    513,027
                                                         ============   =============

See accompanying notes to consolidated financial statements.

                      FIRST MARINER BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 1 - GENERAL

      The foregoing financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's 1996 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1997.

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

      Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - PER SHARE DATA

      Net income per common share is based on the weighted average number of shares outstanding of 2,783,596 in 1997 and 1,272,962 in 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's discussion and analysis contains forward-looking statements, including statements of goals, intentions and expectation, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties.

THE COMPANY

      The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 13 full service branches and 21 Automated Teller Machines ("ATMs").

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

      The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600.

      a) Financial Condition

      The Company's total assets were $156,547,087 at March 31, 1997, compared to $132,561,546 at December 31, 1996, increasing $23,985,541 or 18.1% during the first quarter of 1997. Earning assets increased $23,165,981 or 18.6% to $147,780,707 from $124,614,726.

      Total loans increased $12,613,390 or 13.2% to $108,462,240 during the first quarter of 1997. Real estate mortgages showed the most significant growth rising $9,104,899 or 12.0%. As a result of the loan growth a provision for loan losses of $135,000 was recorded during the first quarter of 1997. The allowance for loan losses stands at $1,376,663 at March 31, 1997 compared to $1,241,663 at December 31, 1996. As of March 31, 1997 the allowance for loan loss coverage is 1.27% of outstanding loans.

      The investment portfolio, consisting of available-for-sale and held-to-maturity securities increased $13,134,000 from December 31, 1996. The increase was funded primarily from deposit growth experienced during the same period. Interest bearing deposits as of March 31, 1997 fell $3,633,509 to $24,152,567 when compared to December 31, 1996 balance of $27,186,076. The balance as of March 31, 1997 represents a significant source of liquidity.

      Deposits were $118,889,357 as of March 31, 1997, increasing $16,600,211 or 16.2% from the December 31, 1996 balance of $102,289,146. The increase in deposits is attributable to an advertising campaign and the maturing branch network. Federal Home Loan Bank advances increased to $10,000,000 as of March 31, 1997 from $6,000,000 as of December 31, 1996.

Net Interest Income

      First quarter net interest income before provision for loan losses was $1,720,339 in 1997, an increase of 207.5% over $559,405 in 1996, reflecting primarily higher volume of average earning assets.

Credit Risk Management

      The first quarter provision for credit losses was $135,000 in 1997 compared to $33,200 in 1996. No net charge-offs were recorded for the three month period ended March 31, 1997 while there were net recoveries of $1,532 for the same quarterly period a year earlier.

      Nonperforming assets, expressed as a percentage of total assets, increased to 1.6% at March 31, 1997 from 1.2% at December 31, 1996. The balance of impaired loans was $2,563,922 at March 31, 1997 and the reserve on those loans was $331,472 compared to $1,573,766 with a reserve of $193,360 at December 31, 1996.

      At March 31, 1997, the allowance for credit losses was 1.27% of total loans versus 1.30% at December 31, 1996. Coverage of risk in the loan portfolio may be evaluated using a ratio of the allowance for credit losses to nonperforming loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely upon the condition of a small number of individual loans and borrowers relative to the total loan portfolio. At March 31, 1997, the allowance for credit losses represented 53.67% of nonperforming loans compared to 78.90% at December 31, 1996. Management believes the allowance for credit losses at March 31, 1997 is adequate.

Noninterest Income and Expenses

      First quarter noninterest income rose $346,637 or 313.2% in 1997 to $457,305 from $110,668 in 1996. The primary causes were an increased volume of service fees on loans and deposits.

      First quarter noninterest expense increased $1,055,977 or 109.7% to $2,018,568 in 1997 from $962,591 in 1996. Increases in all areas were realized as noninterest expenses increased to support the substantially increased asset base.

Income Taxes

      The Company did not recognize any income tax benefit or expense for the three months ended March 31, 1997 and 1996. As of March 31, 1997 and December 31, 1996 the entire net deferred asset, consisting primarily of net operating loss carryforwards, has been offset by a valuation allowance.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on 8-K

(a)   Exhibit No. 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      No Reports on Form 8-K have been filed during 1997 through May 8, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
(Registrant)


By:    /s/ Edwin F. Hale, Sr.
     -------------------------------------
     Edwin F. Hale, Sr.
     President and Chief Executive Officer

Date:         May 15, 1997
     ----------------------------------


By:    /s/ Kevin M. Healey
     -------------------------------------
     Kevin M. Healey
     Controller and Senior Vice President

Date:         May 15, 1997
     ----------------------------------