Form 10QSB
period 1997-06-30
FIRST MARINER BANCORP
filed 1997-08-13
CIK 946090

                       FIRST MARINER BANCORP AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS


                                                                                JUNE 30, 1997   DECEMBER 31, 1996
                                                                                --------------  -----------------
                                                                                 (UNAUDITED)
Cash on hand and in banks.....................................................  $   11,631,460   $     5,323,984
Interest bearing deposits.....................................................      14,771,283        27,186,076
Available-for-sale securities, at fair value..................................      15,324,227           324,875
Investment securities, fair value of $3,048,605 and $1,097,438,
  respectively................................................................       3,099,000         1,099,000
Federal Home Loan Bank of Atlanta stock, at cost..............................         932,900           480,800
Loans receivable, net.........................................................     119,711,242        94,607,187
Other real estate owned.......................................................         640,386         --
Property and equipment, net..................................................       3,576,420         2,671,018
Accrued interest receivable and other assets..................................       2,401,502           868,606
                                                                                --------------  -----------------
Total assets:.................................................................  $  172,088,420   $   132,561,546
                                                                                --------------  -----------------
                                                                                --------------  -----------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits......................................................................  $  128,667,273   $   102,289,146
Federal Home Loan Bank of Atlanta advances....................................      10,000,000         6,000,000
Other borrowings..............................................................       5,189,449         --
Accrued expenses and other liabilities........................................       1,583,907           476,398
                                                                                --------------  -----------------
Total liabilities:............................................................     145,440,629       108,765,544
                                                                                --------------  -----------------
Stockholder's Equity
Common stock, $.05 par value; 5,000,000 shares authorized; 2,837,263 and
  2,627,263 shares issued and outstanding, respectively.......................         141,863           131,363
Additional paid-in capital....................................................      29,683,218        27,350,118
Accumulated deficit...........................................................      (3,608,822)       (3,696,904)
Unrealized gain on available-for-sale securities..............................         431,532            11,425
                                                                                --------------  -----------------
Total stockholders' equity:...................................................      26,647,791        23,796,002
                                                                                --------------  -----------------
Total liabilities and stockholders' equity:...................................  $  172,088,420   $   132,561,546
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                                    FIRST MARINER BANCORP AND SUBSIDIARY
                              Consolidated Statements of Operations (Unaudited)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        ----------------------------  ----------------------------
                                                        JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                        -------------  -------------  -------------  -------------
Interest income:
Loans.................................................     2,722,112      1,342,395      5,247,200      2,192,796
Investments...........................................       438,207         43,403        817,505        270,332
                                                        -------------  -------------  -------------  -------------
Total interest income.................................     3,160,319      1,385,798      6,064,705      2,463,128
                                                        -------------  -------------  -------------  -------------
Interest expense:
Deposits..............................................     1,322,890        620,899      2,464,728      1,138,824
Borrowed funds and other..............................        33,594        --              75,803        --
                                                        -------------  -------------  -------------  -------------
Total interest expense................................     1,356,484        620,899      2,540,531      1,138,824
                                                        -------------  -------------  -------------  -------------
Net interest income before provision for loan
  losses..............................................     1,803,835        764,899      3,524,174      1,324,304
Provision for loan losses.............................       100,762        205,489        235,762        238,689
                                                        -------------  -------------  -------------  -------------
Net interest income after provision for loan losses...     1,703,073        559,410      3,288,412      1,085,615
                                                        -------------  -------------  -------------  -------------
Non-interest income:
Fees on loans.........................................       349,298         45,198        508,603        109,557
Service fees on deposits..............................       252,412         70,918        512,831         99,695
Gain on sale of securities............................        69,247          1,772         69,247          1,772
Other.................................................        52,551         26,106         90,132         43,638
                                                        -------------  -------------  -------------  -------------
Total non-interest income.............................       723,508        143,994      1,180,813        254,662
                                                        -------------  -------------  -------------  -------------
Non-interest expense:
Salary................................................     1,242,558        648,826      2,203,279      1,153,398
Occupancy.............................................       279,578        155,254        511,814        273,279
Insurance premiums....................................        17,011         24,326         30,036         48,427
Furniture, fixtures and equipment.....................       103,289         58,298        201,288        104,281
Professional services.................................        38,330         14,082         76,894        (14,233)
Advertising...........................................       138,171         62,165        254,571        122,291
Data processing.......................................        95,999         85,000        196,999        129,067
Office supplies.......................................        36,227         16,752         57,171         31,401
Amortization of intangible assets.....................        18,732         15,096         37,464         33,828
Other.................................................       392,680        196,104        811,627        357,037
                                                        -------------  -------------  -------------  -------------
Total noninterest expense.............................     2,362,575      1,275,903      4,381,143      2,238,776
                                                        -------------  -------------  -------------  -------------
Income (Loss) before income tax benefit...............        64,006       (572,499)        88,082       (898,499)
Income taxes..........................................       --             --             --             --
Net income (loss).....................................        64,006       (572,499)        88,082       (898,499)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Earnings per common and common equivalent shares
Primary...............................................          0.02          (0.46)          0.03          (0.73)
Fully diluted.........................................          0.02          (0.46)          0.03          (0.73)

                                   FIRST MARINER BANCORP AND SUBSIDIARY
                              Consolidated Statement of Cash Flows (Unaudited) For the six months ended June 30, 1997 and 1996

CASH FLOWS FROM OPERATING ACTIVITIES                                                      1997           1996
------------------------------------------------------------------------------------  -------------  -------------
Net income (loss)...................................................................         88,082       (898,499)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of unearned loan fees, net.............................................       (351,493)      (220,074)
Amortization of premiums on deposits................................................        (12,093)       (14,016)
Accretion of discounts on loans.....................................................        (32,874)       (26,205)
Depreciation and amortization.......................................................        290,579        174,142
Provision for loan losses...........................................................        235,762        238,689
Gain on sale of securities..........................................................        (69,247)         1,772
Net changes in:
Accrued expenses and other liabilities..............................................      1,107,509        280,508
Prepaids and other assets...........................................................     (1,570,360)       166,417
                                                                                      -------------  -------------
Net cash used by operating activities...............................................       (314,135)      (297,266)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan disbursements, net of principal repayments.....................................    (25,595,836)   (32,313,089)
Purchases of property and equipment.................................................     (1,158,517)      (896,807)
Purchases of Federal Home Loan Bank of Atlanta stock................................       (452,100)      --
Proceeds from sale of available for sale securities.................................       --            2,337,625
Purchase of investment securities available-for-sale securities.....................    (14,509,998)    (1,631,200)
Purchase of investment securities held-to-maturity..................................     (2,000,000)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................    (43,716,451)   (32,503,471)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits............................................................     26,390,220     28,089,685
Proceeds from advances from Federal Home Loan Bank of Atlanta.......................     10,000,000       --
Proceeds from other borrowings......................................................      5,189,449       --
Repayment of advances from Federal Home Loan Bank of Atlanta........................     (6,000,000)      --
Proceeds from stock issuance, net...................................................      2,343,600          4,800
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................     37,923,269     28,094,485
                                                                                      -------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS...............................................     (6,107,317)    (4,706,252)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     32,510,060     17,654,115
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................     26,402,743     12,947,863
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental information:
Interest paid on deposits and borrowed funds........................................  $   2,540,531  $   1,138,824
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Transfer of loan to other real estate owned.........................................  $     640,386  $    --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

FIRST MARINER BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1997

NOTE 1 - GENERAL

    The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's 1996 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1997.

    The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

    Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - PER SHARE DATA

     Net income per common share is based on the weighted average number of shares outstanding of 2,826,523 in 1997 and 1,226,863 in 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This Management's discussion and analysis contains forward-looking statements, including statements of goals, intentions and expectation, regarding or based upon general economics conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties.

THE COMPANY

     The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 15 full service branches and 26 Automated Teller Machines ("ATMs").

     The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services.


     The Company's executive officers are located at 1801 South Clinton
Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

     a) Financial Condition

     The Company's total assets were $172,088,420 at June 30, 1997, compared to $132,561,546 at December 31, 1996, increasing $39,526,874 or 29.8% for the first six months of 1997. Earning assets increased $30,376,475 or 24.3% to $155,316,076 from $124,939,601.

     Total loans increased $25,339,816 or 26.4% to $121,188,666 for the first six months of 1997. As a result of the loan growth a provision for loan losses or $235,762 was recorded during the first and second quarters of 1997.
 The allowance for loan losses stands at $1,477,425 at June 30, 1997 compared to $1,241,663 at December 31, 1996. As of June 30, 1997 the allowance for loan loss coverage is 1.22% of outstanding loans.

     The investment portfolio, consisting of available-for-sale and held-to-maturity securities increased $16,999,352 from December 31, 1996.
The increase was funded primarily from deposit growth experienced during the same period together with an increase in advances from Federal Home Loan Bank of Atlanta and other borrowings. Interest bearing deposits as of June 30, 1997 fell $12,414,793 to $14,771,283 when compared to the December 31, 1996 balance of $27,186,076. Securities designated as available-for-sale represent a significant source of liquidity as of June 30, 1997.

     Deposits were $128,667,273 as of June 30, 1997, increasing $26,378,127 or 25.8% from the December 31, 1996 balance of $102,289,146. The increase in deposits is attributable to an advertising campaign and the expanding branch network. FHLB advances increase to $10,000,000 as of June 30, 1997 from $6,000,000 as of December 31, 1996.


Net Interest Income

     Second quarter net interest income before provision for loan losses was $1,803,835 in 1997, an increase of 135.8% over $764,899 in 1996, reflecting primarily a higher volume of average earning assets. For the six month period, net interest income before provision for loan losses was $3,524,174 compared to $1,324,304 reflecting an increase of 166.1%. The net yield on earning assets was 5.18% for the first six months of 1997 as compared to 4.71% for the first six months of 1996.

Credit Risk Management

     The second quarter provision for loan losses was $100,762 in 1997 resulted in a year-to-date loan loss provision of $235,762, which compared to $238,689 for the six month period in 1996. No net charge-offs were recorded for the three month or six period ended June 30, 1997 or for the same time periods ended June 30, 1996.

     Non-performing assets, expressed as a percentage of total assets, increased to 1.3% at June 30, 1997 from 1.2% at December 31, 1996. The balance of non-performing assets was $2,235,239 at June 30, 1997 compared to $1,573,766 at December 31, 1996.

     At June 30, 1997, the allowance for loan losses was 1.22% of total loans versus 1.30% at December 31, 1996. Coverage of risk in the loan portfolio may be evaluated using a ratio of the allowance for loan losses to nonperfoming loans. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming loans depends largely upon the condition of a small number of individual loans and borrowers relative to the total loan portfolio. At June 30, 1997, the allowance for loan losses represented 92.6% of nonperforming loans compared to 78.9% at December 31, 1996. Management believes the allowance for loan losses at June 30, 1997 is adequate.

Noninterest Income and Expenses

     Second quarter noninterest income increased $579,514 or 402.5% in 1997 to $723,508 from $143,994 in 1996. For the six month period in 1997, noninterest income was $1,180,813 compared to the six month period in 1996 of $254,662, an increase of $926,151 or 363.7%. The primary causes were an increased volume of fees on loans originated by the Bank's mortgage banking subsidiary (First Mariner Mortgage Corporation) and by an increase in deposit related fees, primarily ATM fees and overdraft fees. First Mariner Mortgage Corporation originated $27,460,891 in residential mortgage loans in 1997 compared to $10,349,250 in 1996 for six month period. The substantial majority of these loans are sold in the secondary market.

     Second quarter noninterest expense increased $1,086,672 or 85.2% to $2,362,575 in 1997 from $1,275,903 in 1996. For the six month period in 1997, noninterest income was $4,381,143 compared to the six month period in 1996 of $2,238,776, an increase of $2,142,367 or 95.7%. Increases in almost all areas were realized as noninterest expenses increased to support the substantially increased asset base and the expanding branch network.

Income Taxes

     The Company did not recognize any income tax benefit or expense for the three months and six months ended June 30, 1997 and 1996. As of June 30, 1997 and December 31, 1996 the entire net deferred asset, consisting primarily of net operating loss carryforwards, has been offset by a valuation allowance.