Form 10QSB
period 1997-09-30
FIRST MARINER BANCORP
filed 1997-11-14
CIK 946090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                               -----------------
                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -------------------

COMMISSION FILE NUMBER:  333-16011

                              FIRST MARINER BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                      52-1834860
------------------------                --------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)


1801 South Clinton Street, Baltimore, MD       21224         410 - 342 - 2600
----------------------------------------     ----------     ------------------
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

                         YES  /_/      NO  /_/

      The number of shares of common stock outstanding as of September 30, 1997 is 2,839,363 shares.

                              FIRST MARINER BANCORP

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets at
          September 30, 1997 and December 31,1996 .................      1

        Consolidated Statements of Operations for the
          Nine Month Periods Ended September 30, 1997 and 1996 ....      2

        Consolidated Statements of Cash Flows for the
          Nine Month Periods Ended September 30, 1997 and 1996 ....      3

        Notes to Consolidated Financial Statements ................      4

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............  4 - 7

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K ...............................      8

SIGNATURES ........................................................      9

                  FIRST MARINER BANCORP AND SUBSIDIARY
                       Consolidated Balance Sheets

                               ASSETS


                                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                          -------------------  -----------------
                                              (UNAUDITED)
Cash on hand and in banks...............  $  9,036,171         $  5,323,984
Interest bearing deposits...............    26,124,308           27,186,076
Available-for-sale securities, at fair
  value.................................    23,058,713              324,875
Investment securities, fair value of
  $4,497,547 and $1,097,438,
  respectively..........................     4,500,938            1,099,000
Federal Home Loan Bank of Atlanta stock,
  at cost...............................       900,500              480,800
Loans receivable, net...................   130,868,030           91,535,024
Loans held for sale.....................     9,974,000            3,072,163
Other real estate owned.................     1,862,143                   --
Property and equipment , net............     3,934,156            2,671,018
Accrued interest receivable and other
  assets................................     2,246,713              868,606
                                          ------------         ------------
Total assets:...........................  $212,505,672         $132,561,546
                                          ------------         ------------
                                          ------------         ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits................................  $173,445,488         $102,289,146
Federal Home Loan Bank of Atlanta
  advances..............................     5,000,000            6,000,000
Other borrowings........................     6,832,592                   --
Accrued expenses and other
  liabilities...........................       419,461              476,398
                                          ------------         ------------
Total liabilities:......................   185,697,541          108,765,544
                                          ------------         ------------

Stockholder's Equity
Common stock, $.05 par value; 5,000,000
  shares authorized; 2,839,363 and
  2,627,263 shares issued and outstanding,
  respectively..........................       141,863              131,363
Additional paid-in capital..............    29,704,218           27,350,118
Accumulated deficit.....................    (3,505,627)          (3,696,904)
Unrealized gain on available-for-sale
  securities............................       467,677               11,425
                                          ------------         ------------
Total stockholders' equity:.............    26,808,131           23,796,002
                                          ------------         ------------
                                          ------------         ------------
Total liabilities and stockholders'
  equity:...............................  $212,505,672         $132,561,546
                                          ------------         ------------
                                          ------------         ------------

                        FIRST MARINER BANCORP AND SUBSIDIARY
                 Consolidated Statements of Operations (Unaudited)

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        ----------------------------  ----------------------------
                                                          SEPT. 30,      SEPT. 30,      SEPT. 30,      SEPT. 30,
                                                            1997           1996           1997           1996
                                                        -------------  -------------  -------------  -------------
Interest income:
 Loans................................................     3,174,842      1,789,120      8,422,042      3,981,916
 Investments..........................................       608,048         64,175      1,425,553        334,507
                                                        -------------  -------------  -------------  -------------
Total interest income.................................     3,782,890      1,853,295      9,847,595      4,316,423
                                                        -------------  -------------  -------------  -------------
Interest expense:
 Deposits.............................................     1,681,598        811,171      4,146,326      1,949,995
 Borrowed funds and other.............................        97,625         28,456        173,428         28,456
                                                        -------------  -------------  -------------  -------------
Total interest expense................................     1,779,223        839,627      4,319,754      1,978,451
                                                        -------------  -------------  -------------  -------------
Net interest income before provision for loan
  losses..............................................     2,003,667      1,013,668      5,527,841      2,337,972
Provision for loan losses.............................       129,742        436,139        365,504        674,828
                                                        -------------  -------------  -------------  -------------
Net interest income after provision for loan losses...     1,873,925        577,529      5,162,337      1,663,144
                                                        -------------  -------------  -------------  -------------
Non-interest income:
 Fees on loans........................................       605,685         98,605      1,114,288        208,162
 Service fees on deposits.............................       339,596        130,033        852,427        229,728
 Gain on sale of securities...........................       166,911        329,923        236,158        331,695
 Other................................................        49,032         (1,286)       139,164         42,352
                                                        -------------  -------------  -------------  -------------
Total non-interest income.............................     1,161,224        557,275      2,342,037        811,937
                                                        -------------  -------------  -------------  -------------
Non-interest expense:
 Salary...............................................     1,676,992        706,590      3,880,271      1,859,988
 Occupancy............................................       319,354        206,800        831,168        480,079
 FDIC Insurance Premiums..............................        25,387        181,383         55,423        229,810
 Furniture, fixtures and equipment....................       102,910         68,888        304,198        173,169
 Professional services................................        35,602         74,074        112,496         59,841
 Advertising..........................................       136,968        168,653        391,539        290,944
 Data processing......................................       143,000         72,000        339,999        201,067
 Office supplies......................................        34,747        151,956         91,918        183,357
 Amortization of intangible assets....................        18,731         22,367         56,195         56,195
 Other................................................       437,014        109,026      1,248,641        466,063
                                                        -------------  -------------  -------------  -------------
Total noninterest expense.............................     2,930,705      1,761,737      7,311,848      4,000,513
                                                        -------------  -------------  -------------  -------------
Income (Loss) before income tax benefit...............       104,444       (626,933)       192,526     (1,525,432)
Income taxes..........................................         1,250        --               1,250        --
Net income (loss).....................................       103,194       (626,933)       191,276     (1,525,432)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Earnings per common and common equivalent shares
 Primary..............................................          0.03          (0.46)          0.06          (1.24)
 Fully diluted........................................          0.03          (0.46)          0.06          (1.24)

                         FIRST MARINER BANCORP AND SUBSIDIARY
                    Consolidated Statement of Cash Flows (Unaudited)
                  For the nine months ended September 30, 1997 and 1996


CASH FLOWS FROM OPERATING ACTIVITIES                                                      1997           1996
                                                                                          ----           ----
Net income (loss)...................................................................        191,276     (1,525,432)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of unearned loan fees, net............................................        (522,001)      (413,786)
 Amortization of premiums on deposits...............................................        (18,140)       (21,025)
 Accretion of discounts on loans....................................................         49,310         58,961
 Depreciation and amortization......................................................        445,090        284,572
 Provision for loan losses..........................................................        365,505        674,828
 Gain on sale of securities.........................................................       (236,158)       331,695
 Net changes in:
  Accrued expenses and other liabilities............................................     (1,434,303)       685,271
  Prepaids and other assets.........................................................        (35,937)      (489,542)
                                                                                      -------------  -------------
Net cash used by operating activities...............................................     (1,195,358)      (414,458)
                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Loan disbursements, net of principal repayments....................................    (47,989,799)   (51,157,320)
 Purchases of property and equipment................................................     (1,652,032)    (1,015,938)
 Purchases of Federal Home Loan Bank of Atlanta stock...............................       (419,700)      (179,800)
 Proceeds from sale of available for sale securities................................      2,337,625
 Purchase of investment securities available-for-sale securities....................    (22,497,680)            --
 Purchase of investment securities held-to-maturity.................................     (3,401,938)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................    (75,961,149)   (50,015,433)
                                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in deposits...........................................................     71,174,482     37,061,412
 Proceeds from advances from Federal Home Loan Bank of Atlanta......................      5,000,000      6,000,000
 Proceeds from other borrowings.....................................................      6,832,592        (43,220)
 Repayment of advances from Federal Home Loan Bank of Atlanta.......................     (6,000,000)            --
 Proceeds from stock issuance, net..................................................      2,343,600          6,000
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................     79,350,674     43,024,192
                                                                                      -------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS...............................................      2,194,167     (7,405,699)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     32,510,060     17,654,115
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................     35,160,479     10,248,416
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental information:

 Interest paid on deposits and borrowed funds.......................................  $   4,319,754  $   1,499,588
                                                                                      -------------  -------------
                                                                                      -------------  -------------
 Transfer of loan to other real estate owned........................................  $   1,862,143  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

FIRST MARINER BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1997

NOTE 1 - GENERAL

    The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's 1996 Annual Report to Shareholders, The results shown in this interim report are not necessarily indicative of results to be expected for the full year 1997.

    The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

    Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - PER SHARE DATA

    Net income per common share is based on the weighted average number of shares outstanding of 2,830,379 in 1997 and 1,226,863 in 1996.

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

THE COMPANY

    The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bank in May 1995. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 16 full service branches and 27 Automated Teller Machines ("ATMs").

    The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products.

    The Company's executive officers are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

    a) Financial Condition

    The Company's total assets were $212,505,672 at September 30, 1997, compared to $132,561,546 at December 31, 1996, increasing $79,944,126 or 60.3% for the first nine months of 1997. Earning assets increased $72,069,204 or 57.7% to $196,933,656 from $124,939,601.

    Total loans receivable increased $39,333,006 or 42.9% to $130,868,030 for the first nine months of 1997. As a result of the loan growth a provision for loan losses of $365,504 was recorded during the first three quarters of 1997. The allowance for loan losses stands at $1,507,167 at September 30, 1997 compared to $1,241,663 at December 31, 1996. As of September 30, 1997 the allowance for loan loss coverage is 1.13% of outstanding loans (excluding loans held for sale).

    Loans held for sale increased $6,901,837 from $3,072,163 at December 31, 1996 to $9,994,000 at September 30, 1997, reflecting the growth in the banks
mortgage banking subsidiary, First Mariner Mortgage Corporation.   Loans held
for sale are residential mortgages originated by First Mariner Mortgage Corporation for sale to investors.

    The investment portfolio, consisting of available-for-sale and held-to-maturity securities increased $26,135,776 from December 31, 1996. The increase was funded primarily from deposit growth experienced during the same period together with an increase in other borrowings. Interest bearing deposits as of September 30, 1997 fell $1,061,768 to $26,124,308 when compared to the December 31, 1996 balance of $27,186,076. Interest bearing deposits and securities designated as available-for-sale represent a significant source of liquidity as of September 30, 1997.

    Deposits were $173,445,488 as of September 30, 1997, increasing $71,156,342 or 69.6% from the December 31, 1996 balance of $102,289,146. The increase in deposits is attributable to an advertising campaign and the expanding branch network. FHLB advances decreased to $5,000,000 as of September 30, 1997 from $6,000,000 as of December 31, 1996.

Net Interest Income

    Third quarter net interest income before provision for loan losses was $2,003,667 in 1997, an increase of 97.6% over $1,013,668 in 1996, reflecting primarily a higher volume of average earning assets. For the nine month period, net interest income before provision for loan losses was $5,527,841 compared to $2,337,972 reflecting an increase of 136.4%. The net yield on earning assets was 4.96% for the first nine months of 1997 as compared to 4.71% for the first nine months of 1996.

Credit Risk Management

    The third quarter provision for loan losses was $129,742 in 1997 resulted in a year-to-date loan loss provision of $365,504, which compared to $674,828 for the nine month period in 1996. Net chargeoffs for September 30, 1997 were $100,000 compared to $92,251 for the same nine month period in 1996.

    Non-performing assets, expressed as a percentage of total assets, increased to 1.7% at September 30, 1997 from 1.2% at December 31, 1996. The balance of non-performing assets was $3,633,102 at September 30, 1997 compared to $1,573,766 at December 31, 1996.

    At September 30, 1997, the allowance for loan losses was 1.13% of total loans versus 1.30% at December 31, 1996. Coverage of risk in the loan portfolio may be evaluated using a ratio of the allowance for loan losses to non-performing assets. Significant variation in this coverage ratio may occur from period to period because the amount of nonperforming assets depends largely upon the condition of a small number of individual assets and borrowers relative to the total assets portfolio. At September 30, 1997, the allowance for loan losses represented 41.1% of nonperforming assets compared to 78.9% at December 31, 1996. Management believes the allowance for loan losses at September 30, 1997 is adequate.

Noninterest Income and Expenses

    Third quarter noninterest income increased $603,949 or 108.3% in 1997 to $1,161,224 from $557,275 in 1996. For the nine month period in 1997, noninterest income was $2,342,037 compared to the nine month period in 1996 of $811,937, an increase of $1,530,100 or 188.4%. The primary causes were an increased volume of fees on loans originated by the Bank's mortgage banking subsidiary (First Mariner Mortgage Corporation) and by an increase in deposit related fees, primarily ATM fees and overdraft fees. First Mariner Mortgage Corporation originated $50,392,709 in residential mortgage loans in 1997 compared to $18,724,550 in 1996 for the nine month period. The substantial majority of these loans are sold in the secondary market.

    Third quarter noninterest expense increased $1,168,968 or 66.4% to $2,930,705 in 1997 from $1,761,737 in 1996. For the nine month period in 1997, noninterest expense was $7,311,848 compared to the nine month period in 1996 of $4,000,513, an increase of $3,311,335 or 82.8%. Increases in almost all areas were realized as noninterest expenses increased to support the substantially increased asset base and the expanding branch network.

Liquidity and Capital Resources

    Stockholders' equity increased $3,012,129 or 12.6% in 1997 to $26,808,131 from $23,796,002 as of December 31, 1996. The majority of the increase in capital is due to issuance of 210,000 shares of common stock in January 1997. No dividends have been declared by the Company since its inception.

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

    The Bank has exceeded its capital adequacy requirements to date. The Company continually monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.

    Capital is classified as Tier 1 (common stockholders' equity less certain intangible assets) and Total Capital (Tier 1 plus the allowance for loan losses). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. See below for the current ratios for the Bank:

                                                    9/30/97        12/31/96
                                                    -------        ---------
    Tier 1 capital to risk weighted assets......    10.7%          13.3%
    Total capital to risk weighted assets.......    10.8%          14.2%
    Tier 1 capital leverage ratio...............     8.5%          14.7%

    The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from finanical institutions, federal funds sold, interest bearing deposits, stock investments and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows, anticipated deposit flows and loan growth.

    The Company may draw on a $20,000,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Company's residential mortgage loans. As of September 30, 1997, $5,000,000 of the line was utilized.

Income Taxes

    The Company did not recognize any income tax benefit or expense for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the income tax expense has been $1,250 representing a portion of the quarterly tax payment. As of September 30, 1997 and December 31, 1996 the entire net deferred asset, consisting primarily of net operating loss carryforwards, has been offset by a valuation allowance.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K

(a)  Exhibit No. 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed during 1997 through November 11, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
(Registrant)


By:  /s/ Edwin F. Hale, Sr.
     ------------------------------------
     Edwin F. Hale, Sr.
     President and Chief Executive Officer

Date:    November 14, 1997
     -------------------------

By:  /s/ Kevin M. Healy
     ------------------------------------
     Kevin M. Healy
     Controller and Senior Vice President

Date:    November 14, 1997
     -------------------------