Form 10QSB/A
period 1997-09-30
FIRST MARINER BANCORP
filed 1997-12-17
CIK 946090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB/A


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

                  FIRST MARINER BANCORP AND SUBSIDIARY
                       Consolidated Balance Sheets

                               ASSETS


                                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                          -------------------  -----------------
                                              (UNAUDITED)
Cash on hand and in banks...............  $  9,036,171         $  5,323,984
Interest bearing deposits...............    26,124,308           27,186,076
Available-for-sale securities, at fair
  value.................................    23,058,713              324,875
Investment securities, fair value of
  $4,497,547 and $1,097,438,
  respectively..........................     4,500,938            1,099,000
Federal Home Loan Bank of Atlanta stock,
  at cost...............................       900,500              480,800
Loans receivable, net...................   130,868,030           91,535,024
Loans held for sale.....................     9,974,000            3,072,163
Other real estate owned.................     1,862,143                   --
Property and equipment , net............     3,934,156            2,671,018
Accrued interest receivable and other
  assets................................     2,246,713              868,606
                                          ------------         ------------
Total assets:...........................  $212,505,672         $132,561,546
                                          ------------         ------------
                                          ------------         ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits................................  $173,445,488         $102,289,146
Federal Home Loan Bank of Atlanta
  advances..............................     5,000,000            6,000,000
Other borrowings........................     6,832,592                   --
Accrued expenses and other
  liabilities...........................       419,461              476,398
                                          ------------         ------------
Total liabilities:......................   185,697,541          108,765,544
                                          ------------         ------------

Stockholder's Equity
Common stock, $.05 par value; 5,000,000
  shares authorized; 2,839,363 and
  2,627,263 shares issued and outstanding,
  respectively..........................       141,863              131,363
Additional paid-in capital..............    29,704,218           27,350,118
Accumulated deficit.....................    (3,505,627)          (3,696,904)
Unrealized gain on available-for-sale
  securities............................       467,677               11,425
                                          ------------         ------------
Total stockholders' equity:.............    26,808,131           23,796,002
                                          ------------         ------------
                                          ------------         ------------
Total liabilities and stockholders'
  equity:...............................  $212,505,672         $132,561,546
                                          ------------         ------------
                                          ------------         ------------

                        FIRST MARINER BANCORP AND SUBSIDIARY
                 Consolidated Statements of Operations (Unaudited)

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        ----------------------------  ----------------------------
                                                          SEPT. 30,      SEPT. 30,      SEPT. 30,      SEPT. 30,
                                                            1997           1996           1997           1996
                                                        -------------  -------------  -------------  -------------
Interest income:
 Loans................................................     3,174,842      1,789,120      8,422,042      3,981,916
 Investments..........................................       608,048         64,175      1,425,553        334,507
                                                        -------------  -------------  -------------  -------------
Total interest income.................................     3,782,890      1,853,295      9,847,595      4,316,423
                                                        -------------  -------------  -------------  -------------
Interest expense:
 Deposits.............................................     1,681,598        811,171      4,146,326      1,949,995
 Borrowed funds and other.............................        97,625         28,456        173,428         28,456
                                                        -------------  -------------  -------------  -------------
Total interest expense................................     1,779,223        839,627      4,319,754      1,978,451
                                                        -------------  -------------  -------------  -------------
Net interest income before provision for loan
  losses..............................................     2,003,667      1,013,668      5,527,841      2,337,972
Provision for loan losses.............................       129,742        436,139        365,504        674,828
                                                        -------------  -------------  -------------  -------------
Net interest income after provision for loan losses...     1,873,925        577,529      5,162,337      1,663,144
                                                        -------------  -------------  -------------  -------------
Non-interest income:
 Fees on loans........................................       605,685         98,605      1,114,288        208,162
 Service fees on deposits.............................       339,596        130,033        852,427        229,728
 Gain on sale of securities...........................       166,911        329,923        236,158        331,695
 Other................................................        49,032         (1,286)       139,164         42,352
                                                        -------------  -------------  -------------  -------------
Total non-interest income.............................     1,161,224        557,275      2,342,037        811,937
                                                        -------------  -------------  -------------  -------------
Non-interest expense:
 Salary...............................................     1,676,992        706,590      3,880,271      1,859,988
 Occupancy............................................       319,354        206,800        831,168        480,079
 FDIC Insurance Premiums..............................        25,387        181,383         55,423        229,810
 Furniture, fixtures and equipment....................       102,910         68,888        304,198        173,169
 Professional services................................        35,602         74,074        112,496         59,841
 Advertising..........................................       136,968        168,653        391,539        290,944
 Data processing......................................       143,000         72,000        339,999        201,067
 Office supplies......................................        34,747        151,956         91,918        183,357
 Amortization of intangible assets....................        18,731         22,367         56,195         56,195
 Other................................................       437,014        109,026      1,248,641        466,063
                                                        -------------  -------------  -------------  -------------
Total noninterest expense.............................     2,930,705      1,761,737      7,311,848      4,000,513
                                                        -------------  -------------  -------------  -------------
Income (Loss) before income tax benefit...............       104,444       (626,933)       192,526     (1,525,432)
Income taxes..........................................         1,250        --               1,250        --
Net income (loss).....................................       103,194       (626,933)       191,276     (1,525,432)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Earnings per common and common equivalent shares
 Primary..............................................          0.03          (0.46)          0.06          (1.24)
 Fully diluted........................................          0.03          (0.46)          0.06          (1.24)

                         FIRST MARINER BANCORP AND SUBSIDIARY
                    Consolidated Statement of Cash Flows (Unaudited)
                  For the nine months ended September 30, 1997 and 1996


CASH FLOWS FROM OPERATING ACTIVITIES                                                      1997           1996
                                                                                          ----           ----
Net income (loss)...................................................................        191,276     (1,525,432)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of unearned loan fees, net............................................        (522,001)      (413,786)
 Amortization of premiums on deposits...............................................        (18,140)       (21,025)
 Accretion of discounts on loans....................................................         49,310         58,961
 Depreciation and amortization......................................................        445,090        284,572
 Provision for loan losses..........................................................        365,505        674,828
 Gain on sale of securities.........................................................       (236,158)       331,695
 Net changes in:
  Accrued expenses and other liabilities............................................     (1,434,303)       685,271
  Prepaids and other assets.........................................................        (35,937)      (489,542)
                                                                                      -------------  -------------
Net cash used by operating activities...............................................     (1,195,358)      (414,458)
                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Loan disbursements, net of principal repayments....................................    (47,989,799)   (51,157,320)
 Purchases of property and equipment................................................     (1,652,032)    (1,015,938)
 Purchases of Federal Home Loan Bank of Atlanta stock...............................       (419,700)      (179,800)
 Proceeds from sale of available for sale securities................................      2,337,625
 Purchase of investment securities available-for-sale securities....................    (22,041,428)            --
 Purchase of investment securities held-to-maturity.................................     (3,401,938)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................    (75,961,149)   (50,015,433)
                                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in deposits...........................................................     71,174,482     37,061,412
 Proceeds from advances from Federal Home Loan Bank of Atlanta......................      5,000,000      6,000,000
 Proceeds from other borrowings.....................................................      6,832,592        (43,220)
 Repayment of advances from Federal Home Loan Bank of Atlanta.......................     (6,000,000)            --
 Proceeds from stock issuance, net..................................................      2,343,600          6,000
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................     79,350,674     43,024,192
                                                                                      -------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS...............................................      2,650,419     (7,405,699)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     32,510,060     17,654,115
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................     35,160,479     10,248,416
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental information:

 Interest paid on deposits and borrowed funds.......................................  $   4,319,754  $   1,499,588
                                                                                      -------------  -------------
                                                                                      -------------  -------------
 Transfer of loan to other real estate owned........................................  $   1,862,143  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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