Form 10KSB
period 1997-12-31
FIRST MARINER BANCORP
filed 1998-03-31
CIK 946090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                  FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent year were $16,669,689.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $50,208,603.

    The number of shares outstanding of the registrant's common stock, as of March 20, 1998, was 2,869,063 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

First Mariner Bancorp's definitive Proxy Statement dated April 10, 1998 for the 1998 annual meeting of shareholders--Part III.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES / /  NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FIRST MARINER BANCORP

                          Annual Report on Form 10-KSB
                                December 31, 1997

                                Table of Contents

                                     PART I

                                                                            Page

   Item I      Description of Business

   Item 2      Description of Property

   Item 3      Legal Proceedings

   Item 4      Submission of Matters to a Vote of Security Holders

                                     PART II

   Item 5      Market for Common Stock and Related Stockholder Matters

   Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 7      Financial Statements

   Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

   Item 9      Directors and Executive Officers of the Registrant

   Item 10     Executive Compensation

   Item 11     Security Ownership of Certain Beneficial Owners and Management

   Item 12     Certain Relationships and Related Transactions

   Item 13     Exhibits,  Lists and Reports on Form 8-K


                           FORWARD-LOOKING STATEMENTS

    Part I and Part II of this Annual Report on Form 10-KSB contain forward-looking statements, including statements of goals, intentions, and expectations regarding or based upon general economic conditions, interest rates, developments in national and local markets and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

                                     PART I
ITEM I BUSINESS


General

    First Mariner Bancorp (the "Company") is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC'). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 16 full service branches and 28 Automated Teller Machines ("ATMs"). At December 31, 1997, the Company had total assets of $256,984,306.

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

     The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600.

Background and History

    In early 1994, an investment group led by George H. Mantakos (the "Mantakos Group"), the President of the Bank, acquired Farmers Bank, FSB, a federal savings bank ("Farmers"), which operated two banks, one in Baltimore City and one in Baltimore County. In July, 1994, the Mantakos Group also acquired a controlling interest in Garibaldi Federal Savings Bank ("Garibaldi"), which operated a thrift in nearby Baltimore County. In late 1994 Garibaldi changed its name to MarylandsBank, FSB. In May, 1995, in a series of transactions, Farmers and Marylands, FSB were merged and became a wholly-owned subsidiary of the Company, which changed its name to "First Mariner Bancorp."

    In late 1994, the Company began negotiations with Edwin F. Hale, Sr. to obtain an infusion of capital. These negotiations led to the transactions described above and to the private offering by the Company of 500,000 shares of its common stock at $10 per share, for an aggregate of $5,000,000. In connection with that offering the Company issued warrants to purchase in the aggregate an additional 416,664 shares at an exercise price of $10 per share. In this offering, Mr. Hale purchased 300,000 shares for $3,000,000 and received warrants to purchase an additional 300,000 shares. Mr. Hale was then elected as Chairman and Chief Executive Officer of the Company, and Mr. Mantakos continued as President of the Bank.

          In August 1995, the Company issued an additional 500,000 shares of its oommn stock in another private placement at $10 per share for $5,000,000 in the aggregate. In connection with that offering, the Company issued warrants to purchase in the aggregate an additional 206,659 shares at $10 per share. In this offering, Mr. Hale purchased 60,000 shares for $600,000 and received warrants to purchase an additional 60,000 shares. Mr. Hale subsequently purchased an additional 31,687 shares and warrants to purchase an additional 21,672 shares in privately negotiated transactions.

    Following Mr. Hale's election as Chairman and Chief Executive Officer, the Company assembled a Board of Directors of well-known business and civic leaders who have strong ties to the Company's market area and are committed to the growth and of the Company. Mr. Hale also recruited members of management from other successful local financial institutions with knowledge of the local market and experience in extending credit to small to mid-sized businesses. The Company then embarked upon a business strategy and capitalization plan to provide management with the tools used to optimize the market opportunities created as a result of the consolidation of the banking industry. In December 1996, the Company sold 1,400,000 shares of common stock, raising its stockholders' equity by $15,249,410. In January 1997, the Company sold an additional 210,000 shares of common stock as a result of the over allotment of shares in the initial public stock offering raising stockholders' equity an additional $2,343,600. During the year ended December 31, 1997, options and warrants were exercised for an additional 14,300 shares increasing stockholders' equity by $143,000.

Market Area and Market Strategy

    The Bank's core market is central Maryland, which consists primarily of Baltimore City, Baltimore County, Harford County and Anne Arundel County. This area contains a high concentration of population and businesses and the local governments are committed to business development in the region. The Company believes that its market area is economically stable and is largely middle-class with a median family income of $44,000. The Bank plans to expand the business into the Easton area in early 1998.

    As an independent Maryland-based community bank, the Bank is engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized business. The Bank emphasis personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships. The Company believes that individuals and businesses in its market area are dissatisfied with the large out-of-state banking institutions which have acquired local banks. Management believes that the Bank has a window of opportunity to establish business ties with customers who have been displaced by the consolidations and who are anxious to forge banking relationships with locally-owned and managed institutions. These consolidations also benefit the Bank by making available experienced and entrepreneurial managers and acquisition opportunities from the remaining small independent banks in the Company's market area.

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

    To implement the strategy to create nontraditional joint ventures with retail establishment the Bank has opened 5 full service branches and installed 13 ATMs in Mars Super Markets, a local supermarket chain ("Mars"), and intends to increase its presence in such stores in the future. Mars currently operates 16 markets, all of which are in the Bank's market area. Christopher R. D'Anna and Dennis McCoy, vice president and former chief executive officer of Mars, respectively, are directors of the Company.

    The Company intends to expand its branch network through acquisitions generally of small and mid-sized banks or bank branches that are strategically placed within the market area. Management expects that future acquisitions will be able to enhance profitability due to economies of scale or market synergies. Potential candidates will be screened on the basis of compatibility, location and size and quality of deposits and loans.

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

    Retail Banking. The Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens including its recently developed and promoted "Absolutely Free Checking." The Bank's services include alternatives to bank accounts, such as mutual funds and annuities. Consumer loan products offered by the Bank include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, unsecured personal credit lines and the debit card.

    Mortgage Banking. The Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale on the secondary market. Mortgage banking capabilities include FHA/VA origination; conventional and nonconforming mortgage underwriting; and construction and permanent financing. The Bank intends to improve its competitive position in this market by streamlining the mortgage underwriting process through the introduction of advanced technology.

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


Lending Activities

    Loan Portfolio Composition. At December 31, 1997, the Bank's loan portfolio totaled $144,546,499 representing approximately 56.2% of its total assets of $256,984,306. The following table sets forth the Bank's loans by major categories as of December 31, 1997:


                                                     Amount         Percentage
                                               ----------------     ----------
Commercial                                     $     24,118,724         16.7%
Real Estate Development and Construction             30,602,219         21.2%
Real Estate Mortgage:
   Residential                                       34,396,190         23.8%
   Commercial                                        50,437,255         34.8%
Consumer                                              4,992,111          3.5%
                                               ----------------     ----------
   Total Loans                                 $    144,546,499        100.0%
                                               ----------------     ----------
                                               ----------------     ----------




    Commercial Loans. The Bank originates secured and unsecured loans for business purposes. Less than one percent of these loans are unsecured. Loans are made to provide working capital to businesses in the form of lines of credit which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral which secures the loan. It is the Bank's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

    Real Estate Development and Construction Loans. The real estate development and construction loan portfolio consisted of the following as of December 31, 1997:



                                                                Amount         Percentage
                                                            -----------------  ----------
Residential Construction                                    $       7,826,072        25.6%
Commercial Construction                                               304,000         1.0%
Residential Land Development                                       21,900,003        71.6%
Residential Land Acquisition                                          257,144         0.8%
Commercial Land Acquisition                                           315,000         1.0%
                                                            -----------------  ----------
    Total Real Estate - Development and Construction         $     30,602,219       100.0%
                                                            -----------------  ----------
                                                            -----------------  ----------


    The Bank provides interim residential real estate development and construction loans to builders, developers, and persons who will ultimately occupy the single family dwellings. Residential real estate construction and development loans constitute a large portion of the Bank's lending activities. Residential real estate development and construction loans to provide interim financing on the property are generally made for 80% or less of the appraised value of the property. Residential real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

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

    Development and construction loans are secured by the properties under development/construction and personal guarantees are typically obtained. Further to assure that reliance is not placed solely in the value of the underlying property, the Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers equity in the project, independent appraisals, costs estimates and pre-construction sale information.

    Residential Real Estate Mortgage Loans. The Bank's wholly-owned subsidiary, First Mariner Mortgage Corporation, originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. The Bank will place some of these loans into its portfolio.

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

    Consumer Loans. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles. Home equity loans are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum term of 10 years. The interest rates on home equity loans are adjustable.

Credit Administration

    The Bank's lending activities are subject to written policies approved by the Board of Directors to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of leading limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential under performing credits, estimate loss exposure and to ascertain compliance with the Bank's policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

    The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $250,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $500,000. The Board's Loan Committee is authorized to approve loans up to the Bank's legal lending limit, which currently approximates $2,950,000.

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

    The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank also competes with money market mutual funds for deposits. Many of the financial institutions operating in the Bank's market area offer certain services such as trust, investment and international banking, which the Bank does not offer, and greater financial resources or have substantially higher lending limits than does the Bank.

    To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customers needs, the Bank will arrange for those services to be provided by other banks with which it has a relationship.

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

    With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions any person p proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

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

    Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. In September, 1996, the FRB proposed to end the and-tying rules for bank holding companies and their banking subsidiaries; they would be retained for banks. It is impossible to predict whether or when the proposal may become final.

    Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a km to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such km. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

    State Bank Holding Company Regulation. As a Maryland bank holding company, the Company is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation (the "Commissioner,). Also, a bank holding company and its Maryland state-chartered bank or trust company cannot directly or indirectly acquire banking or nonbanking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

     Federal and State Bank Regulation. The Company's banking subsidiary is a Maryland state-chartered trust company, with all the powers of a commercial bank, regulated and examined by the Commissioner and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties and the enforcement of any such mechanisms through restraining orders or other court actions.

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

    The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

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

Deposit Insurance

    As a FDIC member institution, deposits of the Bank are currently insured to a minimum of $ 100,000 per depositor through the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund ("BIF"). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company. At this time, an insured financial institution cannot convert from one insurance fund to another, but mergers or transfers of assets between SAIF and BLF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

     The FDIC is required to establish the semi-annual assessments for BIF- and SAIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. SAIF has not met the designated reserve ratio for the fund. Accordingly, federal legislation that became effective September 30, 1996 assesses a one-time charge on deposits insured by SAIF. This one-time charge for the Bank of approximately $154,000, was paid in 1996.

    This recapitalization is expected to significantly lower the semiannual assessments paid by the Bank as a SAIF member. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. Before the recapitalization, the rates assessable on SAIF-insured deposits ranged from $.23 per $100 of domestic deposits to $.31 per $100 of domestic deposits; the Bank's assessment stood at
S.23 per $100. Rates assessable to BIF members have been significantly lower at a range of $.03 to $.27 per $100, with the highest rated BIF institutions paying the statutory minimum of $2,000 per year. With recapitalization of SAIF, the assessment ranges for both BIF and SAIF institutions has decreased. The Bank has an assessment rate of $.06 per $100 starting on January 1, 1997. Currently, federal law calls for merger of the SAIF and BIF funds by January 1, 1999 if no insured financial institution is a savings association on such date. It is impossible to predict whether or when this will occur.

Limits on Dividends and Other Payments

    The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. It however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restriction bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Capital Requirements

    The FRB and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangement which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

        A banking organization's risk-based capital ratio are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying and subordinated debt, and the allowance for loan and lease losses subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies. Subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 1997, the Bank's ratio of Tier 1 to risk-weighted assets stood at 11.1% and its ratio of total capital to risk-weighted assets stood at 12.0%. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. At December 31, 1997, the Bank's leverage capital ratio stood at 10.2%.

    In August, 1995 and May, 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a Bank's capital adequacy, an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years For these reasons of the Company does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

   In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

    A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Interstate Banking Legislation

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. Among other things, the law eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies as of September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995. On December 13, 1995, Maryland, Delaware, Virginia and Pennsylvania signed a supervisory pact establishing uniform rules for the supervision of state-chartered banks and trust companies that operate branches across state lines. Other states have expressed interest in eventually joining the compact. Under the agreement, home-state regulators will have primary responsibility for banks chartered in the home state, including those that branch into other jurisdictions, although such branches may be subject to the other jurisdiction's regulatory authorities in certain circumstances. The Company anticipates that the effect of the new law and the supervisory compact may be to increase competition within the markets in which the Company now operates although the Company cannot predict the extent to which competition will increase in such markets or the timing of such increase.

Monetary Policy

    The earnings of a bank holding company are affected by the policies of regulatory authorities including the FRB, in connection with the FRBs regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The money policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


ITEM 2 PROPERTY

         The principal executive offices of the Company and the main office of the Bank are located at 1801 South Clinton Street, Baltimore, Maryland. The Company and the Bank occupy approximately 37,000 square feet of space leased from Edwin F. Hale, Sr., Chairman and Chief Executive Officer of the Company. Rental for this space is approximately $567,000 annually, of which $532,000 is allocated for 35,830 square feet of office and $35,000 is allocated for 1,170 square feet of Bank branch space and drive-up banking and customer parking facilities. Management believes that such terms are at least as favorable as those that could be obtained from an unaffiliated third party lessor.

      The Bank has branches at the following locations:


                                                                                  Lease            Renewal
Location                                   Square         Annual Rent             Expiration       Options
                                           Feet
1801 South Clinton Street
Baltimore City                             1,170          $35,000                 08/31/01           5 Years
115 East Joppa Road                                       Owns building
Towson (Baltimore County)                  2,750          (subject to $25              -                 -
                                                          ground rent)
8631 Loch Raven Boulevard                                                         Month-to-month
Towson (Baltimore County)                  1,000          $14,100                                        -
9833 Liberty Road                                         Owns building
Baltimore County                           2,800          (subject to                  -                 -
                                                          $12,000 ground
                                                          rent)
12 A S. Bel Air Parkway                                   Owns building
Bel Air (Harford County)                   2,288          (subject to             06/30/17               -
                                                          $35,000 ground
                                                          rent)
16 South Calvert Street
Baltimore City                             2,515          $26,595                 05/14/01               -
2375 Rolling Road (Mars Store)
Woodlawn (Baltimore County)                  667          $36,500                 11/01/00           5 Years
Chesapeake Center Drive (Mars
Store) Glen Burnie (Anne Arundel             484          $36,500                 05/01/00           5 Years
County)
1013 Reisterstown Town Road
Pikesville (Baltimore County)              4,156          Owns building                -                 -
60 Painters Mill Road
Owings Mills (Baltimore County)            2,350          $70,000                 10/31/05           5 Years
161 Jennifer Road
Annapolis (Anne Arundel County)            4,000          $85,446                 06/30/01           5 Years
1401 Pulaski Highway (Mars Store)
Edgewood (Harford County)                    484          $36,500                 12/03/01           5 Years
1770 Merritt Blvd
Dundalk (Baltimore County)                 1,770          $32,500                 08/31/11           5 Years
1738 York Road

Lutherville (Baltimore County)             1,200          $36,000                 04/30/12           15  Years
1018 Beards Hill Rd (Mars Store)
Aberdeen (Harford County)                    525          $36,500                 05/20/02           5 Years
15 E. Padonia Road (Mars Store)
Timonium (Baltimore County)                  276          $36,500                 10/19/02           5 Years



ITEM 3 LEGAL PROCEEDINGS

    Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company other than those arising in the ordinary course of business. In the opinion of management no such proceeding will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
None


                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK
    AND RELATED SECURITY MATTERS

Market for Common Stock

    Shares of First Mariner Bancorp trades on The Nasdaq Stock Market's National Market under the trading symbol FMAR. For the period January 1, 1997 through December 31, 1997 the high and low prices as quoted on The Nasdaq Stock Market were $17.125 and $12.00, respectively. At December 31, 1997 the stock's closing price was $16 per share.

    As of December 31, 1997, First Mariner Bancorp, had approximately 2,397 shareholders of record. Since the inception of the Company no dividends have been declared.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

    The principal objective of this financial review is to provide a discussion and overview of the financial condition and results of operations of First Mariner Bancorp and its subsidiaries for the years ended December 31, 1997 and 1996. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the report. Unless otherwise noted, the comparisons contained herein are December 31, 1997 to December 31, 1996, or for the full year 1997 to 1996.
    First Mariner Bancorp ("the Company"), through its wholly owned subsidiary, First Mariner Bank ("the Bank"), offers consumer and commercial banking services throughout central Maryland. The Bank provides residential mortgage lending services through its wholly-owned subsidiary, First Mariner Mortgage Corporation ("FMMC").

OVERVIEW

    The Company is a bank holding company incorporated under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1994 and the name changed to First Mariner Bancorp in May 1995 upon the change in control by new management. Since 1995, management has implemented a strategy of building a branch network in its core market area. This strategy is intended to position the Bank to optimize the opportunities that management believes have been created by dislocations caused by the widespread consolidations among local banks with large out-of-state acquirers.
    The Company had substantially improved operating results in 1997, recording net income of $365,336. These results reflect a significant turnaround from the loss of $2,173,319 recorded in 1996. The 1997 result continues to reflect the cost of the Company's expansion strategy as the Bank has grown to sixteen retail banking branches and two residential mortgage lending offices. Basic net income per share for the year ended December 31, 1997 was $0.13 per share compared to a net loss of $1.72 per share for the year ended December 31, 1996. Return on average assets was 0.21% for 1997 as compared to (2.64)% for 1996. Average equity to average assets for 1997 was 14.93%, compared to 12.18% for 1996.

    NET INTEREST INCOME/MARGIN - The primary source of earnings for the Company is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and expense incurred on the interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the interest-earning assets and the Company's funding sources.
    Net interest income increased to $7,752,567 for 1997, a 113.62% increase from the net interest income of $3,629,109 earned during the year ended December 31, 1996. Earning assets averaged $164,312,000 for 1997, a 120.6% increase as compared to $74,470,000 for 1996. The increase in net interest income was due to the growth in average earning assets, especially the loan portfolio and to a lesser extent increases in yields on the loan portfolio. The success of the Company's growth strategy is evidenced by the increase of average loans which grew by 92.86% to $124,794,000 and average deposits which grew by 106.77% to $141,362,000. The increase in loans reflects the Company's expansion of its commercial and real estate lending activities among middle market borrowers in the Baltimore-Washington area. The increase in deposits was due to the aggressive expansion of the Company's retail banking network to sixteen branches and the introduction of new checking and money market products. Interest income on loans increased to $11,953,680 for 1997 which represents

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

a growth of $5,776,185 or 93.50% from $6,177,495 for 1996. Interest on deposits increased to $6,142,487 for 1997, a growth of $3,143,385 or 104.81% from
$2,999,102 for 1996.
    The key performance measures for net interest income are net interest margin (net interest income divided by average earning assets) and net interest spread (yield on earning assets minus the cost of interest-bearing liabilities). The Company's net interest income margin and spread are affected by loan pricing, mix of earning assets and the distribution and pricing of deposits and borrowings. The Company's net interest margin and spread were 4.72% and 3.74% for 1997, respectively, as compared to 4.87% and 4.08%, respectively, for 1996. The net margin and spread decreased due to a decline in average loans as a percentage of total average earning assets from 86.89% in 1996 to 75.95% in 1997. The decrease in the percentage of average loans to average earning assets is not a reflection of slow loan growth but rather outstanding deposit increases. While average loans increased by $60,088,000 or 92.86%, average deposits increased by $72,995,000 or 106.77%. The excess in deposits over loans were invested in lower yielding investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    Table 1: "Comparative Average Balances-Yields and Rates" below indicates the Company's average volume of interest-earning assets and interest-bearing liabilities and average yields and rates. Changes in net interest income from period to period result from increases or decreases in the volume and mix of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities and the availability of particular sources of funds, such as non-interest bearing deposits.

TABLE 1: COMPARATIVE AVERAGE BALANCES (1) YIELDS AND RATES

                                                                 1997                              1996
                                                    -------------------------------  ---------------------------------
                                                     AVERAGE    INCOME/    YIELD/     AVERAGE     INCOME/     YIELD/
              (DOLLARS IN THOUSANDS)                 BALANCE    EXPENSE     RATE      BALANCE     EXPENSE      RATE
----------------------------------------------------------------------------------------------------------------------
Assets:
  Loans (net of unearned income) (2)                $ 124,794  $  11,954      9.58%  $  64,706   $   6,177       9.55%
  Mortgage-backed securities                            7,527        521      6.92%          -           -           -
  Interest-bearing bank balances                       21,137      1,212      5.73%      8,878         525       5.91%
  Treasury notes and agencies                           8,704        535      6.15%         88           5       5.68%
  Other earning assets                                  2,150         96      4.47%        798          29       3.63%
----------------------------------------------------------------------------------------------------------------------
    Total earning assets                              164,312     14,318      8.71%     74,470       6,736       9.05%
----------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses                            (1,441)                            (670)
  Other assets                                         13,412                            8,514
----------------------------------------------------------------------------------------------------------------------
    Total assets                                    $ 176,283                        $  82,314
----------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity:
  Deposits:
  Savings                                               7,194        195      2.71%      4,635         139       3.00%
  NOW/MMDA                                             35,242      1,311      3.72%     12,588         353       2.80%
  Certificates of deposit                              82,552      4,636      5.62%     43,391       2,507       5.78%
----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                   124,988      6,142      4.91%     60,614       2,999       4.95%
  Other borrowed funds                                  7,071        423      5.98%      1,950         108       5.54%
----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                132,059      6,565      4.97%     62,564       3,107       4.97%
  Demand deposits                                      16,374                            7,753
  Other liabilities                                     1,533                            1,967
  Stockholders' equity                                 26,317                           10,030
----------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity      $ 176,283                        $  82,314
----------------------------------------------------------------------------------------------------------------------
  Interest rate spread                                                        3.74%                              4.08%
    (Average yield less average rate)
----------------------------------------------------------------------------------------------------------------------
  Net interest income                                          $   7,753                         $   3,629
    (Interest income less interest expense)
----------------------------------------------------------------------------------------------------------------------
  Net Interest Margin                                                         4.72%                              4.87%
    (Net interest income/total earning assets)
----------------------------------------------------------------------------------------------------------------------

(1) Average balances were calculated using month end (which approximates daily averages) as daily averages were not available for all the periods presented.

(2) Loans on non-accrual status are included in the calculation of average balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    Table 2: "Rate/Volume Variance" below indicates the changes in the Company's net interest income as a result of changes in volume and rates. Changes in interest income and interest expense can result from variances in both volume and rates. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins and to provide adequate liquidity for anticipated needs.

TABLE 2: RATE/VOLUME ANALYSIS (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31, 1997
                                                                                    COMPARED TO
                                                                           YEAR ENDED DECEMBER 31, 1996
                                                                       -------------------------------------
                                                                                                     NET
                                                                         AVERAGE      AVERAGE     INCREASE/
                                                                         VOLUME        RATE      (DECREASE)
------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans (net of unearned income)                                        $   5,758    $      19    $   5,777
  Mortgage-backed securities                                                  521            -          521
  Interest-bearing bank balances                                              703          (16)         687
  Treasury notes and agencies                                                 530            -          530
  Other earnings assets                                                        60            7           67
  Total interest income (1)                                                 8,141         (559)       7,582
Interest Expense:
  Savings                                                                      69          (13)          56
  NOW/MMDA                                                                    843          115          958
  Certificates of deposit                                                   2,199          (70)       2,129
  Other borrowed funds                                                        306            9          315
  Total interest expense (1)                                                3,458            -        3,458
  Change in net interest income (1)                                         4,683         (559)       4,124
------------------------------------------------------------------------------------------------------------

(1) Volume and rate variances are not additive due to the change in product mix. Changes due to product mix (i.e. combined rate/volume variances) are reflected in the "Average Rate" column.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    NON-INTEREST INCOME - Non-interest income is principally derived from mortgage banking activities, service fees on deposit accounts, ATM fees and gains on sale of investment securities. Non-interest income for 1997 was $2,351,688 as compared to $1,073,943 for 1996, an increase of $1,277,745 or
118.97%. This increase, to a large extent, was due to an increase in service fees on deposits and ATM fees as a result of increased volume and changes in pricing. Deposit services charges rose 156.80% over the prior year due to a 160.51% increase in demand deposits. This growth was the result of the expanded branch network and continued promotion and sales efforts of new retail deposit products. An increase in ATM fees resulting from higher volume and changes in pricing account for the majority of the increase in other operating income. In addition, an increase in mortgage production to $79,600,000 in 1997, more than triple the $24,700,000 in loans closed in 1996, accounted for the increase in gain on sale of loans.
    In addition, a gain of $479,360 was realized on the sale of available for sale securities in 1997.

TABLE 3: NON-INTEREST INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1997       PERCENT      1996
                                                                    AMOUNT      CHANGE      AMOUNT
-----------------------------------------------------------------------------------------------------
Gain on sale of loans                                             $   430,353     41.87%  $   303,353
Service fees on deposits                                              864,533    156.80%      336,662
Other operating income                                                577,442    455.78%      103,898
Gain on sale of securities                                            479,360     45.25%      330,030
-----------------------------------------------------------------------------------------------------
  Total non-interest income                                       $ 2,351,688    118.98%  $ 1,073,943
-----------------------------------------------------------------------------------------------------
Non-interest income as a percent of average total assets                1.33%                   1.30%
-----------------------------------------------------------------------------------------------------

    NON-INTEREST EXPENSE - Non-interest expense totaled $9,458,960 for 1997 as compared to $5,836,735 for 1996, an increase of $3,622,225 or 62.06%. This increase reflects management's continued emphasis on growth through branching as well as significant increases in loans and deposits and the cost of originating and servicing that growth.
    Salaries and benefits increased $1,626,628 or 59.28%, as a result of additional staffing in the retail branches and mortgage lending offices due to the Bank's expansion programs. Also, additional employees were added to support the loan and deposit growth. Occupancy costs grew $482,466 or 61.32% over last year. This increase is due to the additional branches as well as additional space requirements at the headquarters building. Advertising expense grew by $194,742 or 51.31% because of management's decision to increase public awareness through television, radio and the print media. The increase in other expenses is primarily due to additional branch locations, expansion of the mortgage company and higher volume of loans, deposits and transactions.
    While total non-interest expense increased $3,622,225, non-interest expense as a percent of average total assets decreased from 1996 to 1997. Non-interest expense as a percent of average total assets was 5.37% in 1997 as compared to 7.10% in 1996. This decrease is another indication of the successful expansion and growth efforts of the Company in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 4: NON-INTEREST EXPENSE

                                                                       YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1997       PERCENT      1996
                                                                    AMOUNT      CHANGE      AMOUNT
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits                                    $ 4,370,685     59.28%  $ 2,744,057
Net occupancy                                                       1,269,291     61.32%      786,825
Deposit insurance premiums                                             76,880    (66.47%)     229,293
Furniture, fixtures and equipment                                     360,407     42.23%      253,394
Professional services                                                 380,124    179.89%      135,811
Advertising                                                           574,308     51.31%      379,566
Data processing                                                       533,244     17.95%      452,090
Other                                                               1,894,021    121.34%      855,699
-----------------------------------------------------------------------------------------------------
Total non-interest expense                                        $ 9,458,960     62.06%  $ 5,836,735
-----------------------------------------------------------------------------------------------------
Non-interest expense as a percent of average total assets               5.37%                   7.10%
-----------------------------------------------------------------------------------------------------

INCOME TAXES
    In assessing the realizability of the deferred tax asset, management has determined that the evaluation allowance was not required for all of the deferred tax asset at December 31, 1997. Management believes that a portion of the deferred tax asset will be realized based on expected future taxable income including the unrealized gain on available for sale securities which can be achieved through the implementation of tax planning strategies.
    The amount of the net operating loss carryforward for federal income tax purposes at December 31, 1997 approximates $2,125,000. As a result of ownership changes in 1997 and 1996, utilization of a portion of the net operating loss carryforward is subject to an annual limitation.

FINANCIAL CONDITION
    At December 31, 1997, the Company's total assets were $256,984,306 as compared to $132,561,546 at December 31, 1996, an increase of 93.9%. This increase was primarily due to the continuing growth in the branch network and the successful marketing of deposit and loan products. The Bank's overall asset size and customer base, both consumer and commercial, increased significantly during 1996 and this growth continued through 1997.
    Loans, net of the unearned loan fees and allowance for loan losses, at December 31, 1997 were $142,458,340 as compared to $90,822,410 on December 31, 1996, which represents an increase of $51,635,930 or 56.85%.
    Total deposits have increased to $197,269,328 at December 31, 1997 which is an increase of 92.85% from $102,289,146 at December 31, 1996. To meet liquidity needs the Bank has augmented its deposits with short-term collateral borrowings from the Federal Home Loan Bank of Atlanta and repurchase agreements from brokers and customers.

COMPOSITION OF LOAN PORTFOLIO
    Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.
    During 1997 average loans were $124,794,000 and constituted 75.95% of earning assets and 70.79% of total average assets. This average loan balance represents an increase of $60,088,000 or 92.86% over 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    Significant growth was experienced in residential real estate which increased $17,255,634 and commercial real estate and construction loans which increased $25,151,445. At December 31, 1997 the loan to deposit ratio was 72.22% as compared to 88.79% at December 31, 1996.
    The following table sets forth the composition of the Bank's loan portfolio and the related percentage composition of total loans.

TABLE 5: LOAN PORTFOLIO COMPOSITION

                                                      DECEMBER 31, 1997         DECEMBER 31, 1996
                                                   ------------------------  -----------------------
                                                                   PERCENT                  PERCENT
                                                      AMOUNT      OF TOTAL      AMOUNT     OF TOTAL
----------------------------------------------------------------------------------------------------
Type of Loans
Commercial                                         $  24,118,724     16.69%  $ 17,096,663     18.44%
Commercial real estate and construction (1)           81,039,474     56.06%    55,888,029     60.30%
Residential real estate                               34,396,190     23.80%    17,140,556     18.49%
Consumer                                               4,992,111      3.45%     2,566,226      2.77%
----------------------------------------------------------------------------------------------------
  Total loans                                        144,546,499    100.00%    92,691,474    100.00%
Add:
  Unamortized loan premiums                              139,564                  205,311
Less:
  Unearned loan fees, net                                614,102                  788,731
  Unearned loan discounts                                                          43,981
  Allowance for loan losses                            1,613,621                1,241,663
----------------------------------------------------------------------------------------------------
    Net loans                                      $ 142,458,340             $ 90,822,410
----------------------------------------------------------------------------------------------------

(1) Net of undisbursed principal

    Approximately 60% of the Bank's loans have adjustable rates as of December 31, 1997 versus approximately 50% at December 31, 1996, the majority of which are indexed to the prime rate. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall the interest earned would decline, thus impacting the Bank's income. See also the discussion under "Liquidity and Interest Rate Sensitivity" below. The table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loan portfolio at December 31, 1997 and 1996. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 6: MATURITY SCHEDULE OF SELECTED LOANS

                                          DECEMBER 31, 1997                                    DECEMBER 31, 1996
                      ---------------------------------------------------------  ----------------------------------------------
                        UP TO     MORE THAN     5 YEARS                            UP TO     MORE THAN     5 YEARS
                         ONE       1 YEAR         TO         10 +                   ONE       1 YEAR         TO         10 +
                        YEAR     TO 5 YEARS    10 YEARS      YEARS      TOTAL      YEAR     TO 5 YEARS    10 YEARS      YEARS
-------------------------------------------------------------------------------------------------------------------------------
Residential real
  estate              $   2,568   $   2,008    $   1,811   $  28,009  $  34,396  $   1,810   $   3,512    $   2,475   $   9,343
Commercial real
  estate and
  construction           41,499      25,658       12,628       1,254     81,039     21,240      26,446        6,176       2,026
Commercial                9,111       8,303        6,303         402     24,119     12,159       4,594          344           -
Consumer                    696         970        3,254          72      4,992         21       2,482           63           -
-------------------------------------------------------------------------------------------------------------------------------
  Total               $  53,874   $  36,939    $  23,996   $  29,737  $ 144,546  $  35,230   $  37,034    $   9,058   $  11,369
-------------------------------------------------------------------------------------------------------------------------------
Fixed interest rate   $   9,633   $  26,984    $  14,711   $  11,942  $  63,270  $   9,070   $  25,056    $   3,835   $   7,844
Variable interest
  rate                   44,241       9,955        9,285      17,795     81,276     26,160      11,978        5,223       3,525
-------------------------------------------------------------------------------------------------------------------------------
  Total               $  53,874   $  36,939    $  23,996   $  29,737  $ 144,546  $  35,230   $  37,034    $   9,058   $  11,369
-------------------------------------------------------------------------------------------------------------------------------



                        TOTAL
--------------------
Residential real
  estate              $  17,140
Commercial real
  estate and
  construction           55,888
Commercial               17,097
Consumer                  2,566
--------------------
  Total               $  92,691
--------------------
Fixed interest rate   $  45,805
Variable interest
  rate                   46,886
--------------------
  Total               $  92,691
--------------------

    The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

LOAN QUALITY
    The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank seeks to rely primarily on the cash flow of its borrowers' as the principal source of repayment. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.
    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan loss is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require special attention.
    For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, previous collection experience and the risk rating on each individual loan along with an assessment of the effects of external economic conditions. Table 8: "Allowance for Loan Loss Allocation," which is set forth below, indicates the specific reserves allocated by loan type and also the general reserves included in the allowance for loan losses.
    As of December 31, 1997 the Company had approximately $1,550,000 in non-accrual loans as compared with $1,574,000 at December 31, 1996. The Company acquired real estate by foreclosure during 1997 amounting to $1,944,000. There was no real estate acquired by foreclosure at December 31, 1996.
    The provision for loan losses is a charge to earnings in the current period to replenish the allowance and to maintain it at a level management has determined to be adequate. The Company provided $471,959 for loan losses for the year ended December 31, 1997, as compared to $1,039,636 for the year ended December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    As of December 31, 1997 the allowance for loan losses was $1,613,621, as compared with the December 31, 1996 balance of $1,241,663, an increase of $371,958. Net charge-offs of $100,001 were recognized for 1997. The growth in the reserve was warranted by the growth in the loan portfolio. The allowance for loan losses at December 31, 1997 represented 1.13% of outstanding loans as compared with 1.37% as of December 31, 1996. The decrease in the percentage was based on management's evaluation of the loan portfolio as of December 31, 1997 including the individual risk rating of all non consumer loans and the disportionate increase in Residential Real Estate loans which traditionally require a lower allowance for loan losses. Residential Real Estate loans represented 23.28% of the loan portfolio at year end 1997 versus 18.36% in 1996.
    The following Table 7: "Allowance for Loan Losses" summarizes the allowance activities.

TABLE 7: ALLOWANCE FOR LOAN LOSSES

                                                                          YEARS ENDED DECEMBER 31,
                                                                         ---------------------------
                                                                             1997           1996
----------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year                             $   1,241,663  $    376,287
----------------------------------------------------------------------------------------------------
Loans charged off:
  Commercial                                                                  (100,001)     (157,365)
  Real estate                                                                        -       (48,680)
  Consumer                                                                           -       (42,147)
----------------------------------------------------------------------------------------------------
    Total loans charged off                                                   (100,001)     (248,192)
----------------------------------------------------------------------------------------------------
Recoveries
  Commercial                                                                         -        63,000
  Real estate                                                                        -             -
  Consumer                                                                           -        10,932
----------------------------------------------------------------------------------------------------
    Total recoveries                                                                 -        73,932
----------------------------------------------------------------------------------------------------
    Net chargeoffs                                                            (100,001)     (174,260)
----------------------------------------------------------------------------------------------------
Provision for loan losses                                                      471,959     1,039,636
----------------------------------------------------------------------------------------------------
Allowance for loan losses, end of year                                   $   1,613,621  $  1,241,663
----------------------------------------------------------------------------------------------------
Loans (net of premiums and discounts)
  Period-end balance                                                       142,458,340    90,822,410
  Average balance during period                                            124,794,000    64,706,000
Allowance as percentage of period-end loan balance                               1.13%         1.37%
Percent of average loans:
  Provision for loan losses                                                      0.38%         1.61%
  Net chargeoffs                                                                 0.08%         0.27%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future period will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The following table summarizes the allocation of the allowance for loan losses by loan type.

TABLE 8: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                 DECEMBER 31, 1997                    DECEMBER 31, 1996
                                        -----------------------------------  -----------------------------------
                                                                PERCENT OF                           PERCENT OF
                                                      PERCENT    LOANS TO                  PERCENT    LOANS TO
                                          AMOUNT     OF TOTAL   TOTAL LOANS    AMOUNT     OF TOTAL   TOTAL LOANS
----------------------------------------------------------------------------------------------------------------
Commercial                              $   205,463      12.7%       16.7%   $    75,430       6.1%       19.4%
Real estate                                 918,226      56.9%       79.8%       793,014      63.9%       75.8%
Consumer                                     13,577       0.8%        3.5%         8,460       0.7%        4.8%
Unallocated                                 476,355      29.6%           -       364,759      29.3%           -
----------------------------------------------------------------------------------------------------------------
  Total                                 $ 1,613,621     100.0%      100.0%   $ 1,241,663     100.0%      100.0%
----------------------------------------------------------------------------------------------------------------

    Non-performing assets are defined as non-accrual loans and real estate acquired by foreclosure.
    As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. Interest on non-accrual loans is recognized only when received.

TABLE 9: NON-PERFORMING ASSETS

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1997         1996
-----------------------------------------------------------------------------------------------------
Loans on nonaccrual basis                                                    $ 1,550,000  $ 1,574,000
Real estate acquired by foreclosure                                            1,944,000            -
-----------------------------------------------------------------------------------------------------
  Total non-performing assets                                                $ 3,494,000  $ 1,574,000
-----------------------------------------------------------------------------------------------------

    At December 31, 1997, impaired loans which are included in nonaccrual loans amounted to $1,057,000. These impaired loans are classified as collateral dependent and, accordingly are recorded at the lower of cost or the fair value of the collateral. The real estate acquired by foreclosure consists of a land development project consisting of 229 residential building lots with a carrying value of $1,054,000 and a 24-unit condominium building with a carrying value of approximately $890,000. The land development project is being completed under the direction of the Company. Currently, 107 lots are under contract, for settlement through July 2000, and the remainder of the project is being marketed for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

CAPITAL RESOURCES
    Stockholders' equity was $26,965,656 as of December 31, 1997 as compared to $23,796,002 as of December 31, 1996. The increase of $3,169,594 was primarily the result of the proceeds of the issuance of common stock in January, 1997 and by the exercise of warrants and options during the year (6,000 and 8,300 respectively) and increased by the 1997 net income of $365,336. No dividends have been declared by the Company since its inception.
    Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "deemed" credit risks will require more capital support than assets with lower risk Additionally, capital must be maintained to support certain off-balance sheet instruments.
    To date, the Company has provided its capital requirements mainly through the funds received for its stock offerings. In the future, the Company may consider raising capital from time to time through an offering of common stock or other securities. As reflected in Table 10 "Capital Ratios", the Bank exceeded its capital adequacy requirements as of December 31, 1997 and 1996 and met the requirement for "well capitalized" under Federal Banking Regulations. The Company continually monitors its capital adequacy ratios to assure that the Bank exceeds regulatory capital requirements.
    Capital is classified as Tier 1 (common stockholders' equity less certain intangible assets) and Total Capital (Tier 1 plus the allowance for loan losses). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the previous quarter).
    The Bank's capital position is presented in the following Table:

TABLE 10: CAPITAL RATIOS

                                                                            MINIMUM             TO BE WELL
                                                                         REQUIREMENTS        CAPITALIZED UNDER
                                                                          FOR CAPITAL        PROMPT CORRECTIVE
                                                 1997       1996       ADEQUACY PURPOSES     ACTION PROVISION
---------------------------------------------------------------------------------------------------------------
Total capital to risk weighted assets              12.0%      14.2%             8.0%                 10.0%
Tier 1 capital to risk weighted assets             11.0%      13.3%             4.0%                  6.0%
Tier 1 capital leverage ratio                      10.2%      14.7%             4.0%                  5.0%

LIQUIDITY AND INTEREST RATE SENSITIVITY
    The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
    The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.
    Bank management and the Board of Directors oversee the asset/liability management function and meets periodically to monitor and manage the balance sheet, control interest rate exposure, and evaluate pricing strategies for the Bank. The asset mix of the balance sheet is continually evaluated in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

terms of several variables; yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.
    In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with management's expectations relative to market interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Bank.
    The interest rate sensitivity position as of December 31, 1997 is presented in Table 11: "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. At December 31, 1997, the Bank had an asset sensitive gap (more assets than liabilities subject to repricing within the stated time frame) over a 180-day period. The Bank would benefit from increasing market rates of interest when it is asset sensitive and would benefit from decreasing market rates of interest when it is liability sensitive. This suggests that if interest rates should increase over this period, the net interest margin would improve; and if interest rates should decrease, the net interest margin would decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment including changes in the volume and mix of earning assets and interest-bearing liabilities.
    The assumption for savings and NOW accounts are based on management's estimate of future rate sensitivity during periods of rate volatility. Savings and NOW accounts are assumed to have an estimated average life of 4 years. The gap distribution assumes 25% in first month and 37% spread evenly from month 2 to 60. The remaining 38% are included in the 5-10 year category. This is consistent with but, more conservative than regional peers that completed core deposit studies.
    Cash flows from financing activities, which included funds received from new and existing depositors, provided a large source of liquidity for the years ended December 31, 1997 and 1996. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support asset growth. The Bank also seeks to augment such deposits with longer term and higher yielding certificates of deposit. CD's of $100,000 or more are summarized by maturity in Table 12: "Maturity of Time Deposits $100,000 or More". Other sources of funds available to the Bank include short-term borrowings, primarily in the form of Federal Home Loan Bank collateralized borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 11: RATE SENSITIVITY ANALYSIS

                                                                        AS OF DECEMBER 31, 1997
                                                                         (DOLLARS IN THOUSANDS)
                                               --------------------------------------------------------------------------
                                                                                                   LONGER THAN
                                                                                                    10 YEARS
                                                180 DAYS    181 DAYS -    ONE-FIVE     FIVE-TEN      OR NON-
                                                 OR LESS     ONE YEAR       YEARS        YEARS      SENSITIVE     TOTAL
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits                     $  32,677    $       -    $       -    $       -    $       -   $  32,677
  Investment securities                             7,947        3,476       19,139        5,602        5,289      41,453
  Loans held for sale                              16,895            -            -            -            -      16,895
  Loans                                            81,825       15,927       30,650       12,134        4,010     144,546
-------------------------------------------------------------------------------------------------------------------------
    Total interest-earnings assets              $ 139,344    $  19,403    $  49,789    $  17,736    $   9,299   $ 235,571
-------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings                                       $   2,254    $     302    $   2,422    $   3,028    $       -   $   8,006
  Interest-bearing demand deposits                  3,964          532        4,259        5,324            -      14,079
  Money market accounts                            58,887            -            -            -            -      58,887
  Certificates                                     34,683       27,590       29,701            -            -      91,974
  Borrowings                                       30,331            -            -            -            -      30,331
-------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities          $ 130,119    $  28,424    $  36,382    $   8,352    $       -   $ 203,277
-------------------------------------------------------------------------------------------------------------------------
Interest rate sensitive gap                     $   9,225    $  (9,021)   $  13,407    $   9,384    $   9,299   $  32,294
-------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate gap                    $   9,225    $     204    $  13,611    $  22,995    $  32,294
-------------------------------------------------------------------------------------------------------------------------
Ratio of rate sensitive assets to rate
  sensitive liabilities                              107%          68%         13.7%         212%
-------------------------------------------------------------------------------------------------------------------------

DEPOSITS
    The Bank uses deposits as the primary source of funding of its assets. The following table describes the maturity of time deposits of $100,000 or more.

TABLE 12: MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                              1997          1996
----------------------------------------------------------------------------------------------------
Under 3 months                                                            $  6,773,625  $  1,056,043
3 to 6 months                                                                8,046,094     3,245,085
6 to 12 months                                                               4,169,824     2,759,789
Over 12 months                                                               3,117,059     4,266,016
----------------------------------------------------------------------------------------------------
Total                                                                     $ 22,106,602  $ 11,326,933
----------------------------------------------------------------------------------------------------

    The Bank offers individuals and businesses a wide variety of accounts. These accounts include checking, savings, money market and CD's and are obtained primarily from communities which the Bank serves. The Bank holds no brokered deposits. The following table details the average balance, the average rate paid and the percentage of each category to total deposits for the years ended December 31, 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 13: AVERAGE DEPOSIT COMPOSITION AND COST

                                                                        YEAR ENDED DECEMBER 31, 1997
                                                                    -------------------------------------
                                                                       AVERAGE       AVERAGE     PERCENT
                                                                       BALANCE        RATE      OF TOTAL
---------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                $  16,374,000           -       11.6%
---------------------------------------------------------------------------------------------------------
NOW/MMDA                                                               35,242,000       3.72%       24.9%
Savings                                                                 7,194,000       2.71%        5.1%
Certificate of deposit                                                 82,552,000       5.62%       58.4%
---------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                                     124,988,000       4.91%       88.4%
---------------------------------------------------------------------------------------------------------
  Total deposits                                                    $ 141,362,000       4.64%      100.0%
---------------------------------------------------------------------------------------------------------

                                                                         YEAR ENDED DECEMBER 31, 1996
                                                                     ------------------------------------
                                                                       AVERAGE       AVERAGE     PERCENT
                                                                       BALANCE        RATE      OF TOTAL
---------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                 $  7,753,000       0.00%       11.3%
---------------------------------------------------------------------------------------------------------
NOW/MMDA                                                               12,588,000       2.80%       18.4%
Savings                                                                 4,635,000       3.00%        6.8%
Certificates of deposit                                                43,391,000       5.78%       63.5%
---------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                                      60,614,000       4.95%       88.7%
---------------------------------------------------------------------------------------------------------
  Total deposits                                                     $ 68,367,000       4.39%      100.0%
---------------------------------------------------------------------------------------------------------

    Total deposits as of December 31, 1997 were $197,269,328 compared to $102,289,146 as of December 31, 1996, an increase of $94,980,182. While the main source of these increases was certificates of deposit and money market deposits, all other types of deposits increased as well, including savings accounts, interest bearing demand deposits, and non-interest bearing demand deposits. These increases reflect management's growth strategy which includes significant marketing and promotion and the development of a branching network.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

INVESTMENT SECURITIES
    The following table presents the composition of the Company's securities portfolio as of December 31, 1997 and 1996.

TABLE 14: INVESTMENT SECURITIES

                                                                                  DECEMBER 31,
                                                                            -------------------------
                                                                                1997         1996
-----------------------------------------------------------------------------------------------------
Investment securities - available for sale:
  US Government Agency                                                      $  6,432,635  $         -
  Mortgage-backed securities                                                  24,255,633            -
  Equity securities                                                            2,164,019      324,875
-----------------------------------------------------------------------------------------------------
    Total investment securities-available-for-sale                            32,852,287      324,875
-----------------------------------------------------------------------------------------------------
Investment securities-held to maturity:
  U.S. Treasury                                                                8,501,621    1,000,000
  Certificate of deposit                                                          99,000       99,000
-----------------------------------------------------------------------------------------------------
    Total investment securities-held to maturity                               8,600,621    1,099,000
-----------------------------------------------------------------------------------------------------
    Total investment securities                                             $ 41,452,908  $ 1,423,875
-----------------------------------------------------------------------------------------------------

    The following table presents the maturity distribution of debt securities as of December 31, 1997:

TABLE 15: MATURITIES OF DEBT INVESTMENT SECURITIES

                                                       UP TO        1 YEAR        OVER
                                                     ONE YEAR     TO 5 YEARS     5 YEARS       TOTAL
--------------------------------------------------------------------------------------------------------
US Government Agency                                $         -  $  6,432,635   $       -   $  6,432,635
--------------------------------------------------------------------------------------------------------
U.S. Treasury                                         4,501,621     4,000,000           -      8,501,621
Certificate of deposit                                   99,000             -           -         99,000
--------------------------------------------------------------------------------------------------------
    Total investment securites - held to maturity     4,600,621     4,000,000           -      8,600,621
--------------------------------------------------------------------------------------------------------
    Total investment securities                     $ 4,600,621  $ 10,432,635   $       -   $ 15,033,256
--------------------------------------------------------------------------------------------------------

    IMPACT OF INFLATION AND CHANGING PRICES - The consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

    YEAR 2000 ACTION PLAN - In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan identifies the process by which the Company will address Year 2000 related issues. It also establishes a committee represented by all departments of the Company, lead by senior management, assigned the responsibility to complete Year 2000 preparations, with a targeted completed date of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

December 31, 1999. The Plan includes phases as follows: awareness; assessment; renovation; validation; and implementation.
    The Company relies heavily upon its third party service bureau to provide its data processing services. The Company reviewed the Year 2000 plan established by its data processing service bureau and regularly evaluates the progress being made. In addition, the Company is working with other vendors to ensure timely completion of the Year 2000 project.
    Costs associated with the Year 2000 project will primarily include costs incurred to upgrade existing software and hardware not currently Year 2000 compliant. The Company estimates that theses costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. Actual costs are not expected to exceed $500,000 over a period of eighteen months.

    RECENT ACCOUNTING DEVELOPMENTS - In June 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.
    In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

ITEM 7  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            1997           1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $  13,240,476  $   5,323,984
Interest-bearing deposits                                                  32,676,735     27,186,076
Available-for-sale securities, at fair value (note 3)                      32,852,287        324,875
Investment securities, fair value of $8,642,595 and $1,097,438,
  respectively (note 3)                                                     8,600,621      1,099,000
Loans held for sale                                                        16,895,062      3,072,163
Loans receivable, net (notes 4 and 8)                                     142,458,340     90,822,410
Other real estate owned (note 5)                                            1,944,236              -
Federal Home Loan Bank of Atlanta stock, at cost (note 8)                   1,399,300        480,800
Property and equipment, net (note 6)                                        4,775,512      2,671,018
Accrued interest receivable                                                 1,433,529        712,614
Prepaid expenses and other assets                                             708,208        868,606
----------------------------------------------------------------------------------------------------
Total assets                                                            $ 256,984,306  $ 132,561,546
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 7)                                                     $ 197,269,328  $ 102,289,146
  Short-term borrowings (note 8)                                           30,330,935      6,000,000
  Accrued expenses and other liabilities                                    2,418,387        476,398
----------------------------------------------------------------------------------------------------
Total liabilities                                                         230,018,650    108,765,544
----------------------------------------------------------------------------------------------------
Stockholders' equity (notes 9, 12 and 13):
  Common stock, $.05 par value; 20,000,000 shares authorized; 2,851,563
    and 2,627,263 shares issued and outstanding, respectively                 142,578        131,363
  Additional paid-in capital                                               29,825,503     27,350,118
  Accumulated deficit                                                      (3,331,568)    (3,696,904)
  Unrealized gain on available-for-sale securities, net of taxes              329,143         11,425
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 26,965,656     23,796,002
----------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 4 and 6)
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $ 256,984,306  $ 132,561,546
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

                                                                            YEARS ENDED DECEMBER 31,
                                                                           --------------------------
                                                                               1997          1996
-----------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                    $ 11,953,680  $  6,177,495
  Investments                                                                 1,839,664       558,950
  Mortgage-backed securities                                                    524,657             -
-----------------------------------------------------------------------------------------------------
Total interest income                                                        14,318,001     6,736,445
-----------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                    6,142,487     2,999,102
  Borrowed funds and other (note 8)                                             422,947       108,234
-----------------------------------------------------------------------------------------------------
Total interest expense                                                        6,565,434     3,107,336
-----------------------------------------------------------------------------------------------------
Net interest income                                                           7,752,567     3,629,109
Provision for loan losses (note 4)                                              471,959     1,039,636
-----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           7,280,608     2,589,473
-----------------------------------------------------------------------------------------------------
Noninterest income:
  Gain on sale of loans                                                         430,353       303,353
  Service fees on deposits                                                      864,533       336,662
  Other operating income                                                        577,442       103,898
  Gain on sale of securities                                                    479,360       330,030
-----------------------------------------------------------------------------------------------------
Total noninterest income                                                      2,351,688     1,073,943
-----------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                              4,370,685     2,744,057
  Net occupancy                                                               1,269,291       786,825
  Deposit insurance premiums                                                     76,880       229,293
  Furniture, fixtures and equipment                                             360,407       253,394
  Professional services                                                         380,124       135,811
  Advertising                                                                   574,308       379,566
  Data processing                                                               533,244       452,090
  Other (note 11)                                                             1,894,021       855,699
-----------------------------------------------------------------------------------------------------
Total noninterest expenses                                                    9,458,960     5,836,735
-----------------------------------------------------------------------------------------------------
Income (loss) before income tax benefit                                         173,336    (2,173,319)
Income tax benefit (note 10)                                                   (192,000)            -
-----------------------------------------------------------------------------------------------------
Net income (loss)                                                          $    365,336  $ (2,173,319)
-----------------------------------------------------------------------------------------------------
Net income (loss) per common share (note 1):
  Basic                                                                    $       0.13  $      (1.72)
  Diluted                                                                          0.12         (1.72)
-----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOW
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                    31,
                                                                        ----------------------------
                                                                            1997           1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $     365,336  $  (2,173,319)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Amortization of premiums and discounts on mortgage-backed
      securities, net                                                             172              -
    Amortization of unearned loan fees, net                                  (174,629)      (587,549)
    Amortization of premiums on deposits                                      (24,186)       (28,033)
    Amortization of premiums on loans                                          21,766         78,615
    Depreciation and amortization                                             541,911        417,760
    Gain on sale of securities                                               (479,360)      (330,030)
    Increase in accrued interest receivable                                  (720,915)      (510,910)
    Provision for loan losses                                                 471,959      1,039,636
    Net increase in mortgage loans held for sale                          (13,822,899)    (3,072,163)
    Net increase (decrease) in accrued expenses and other liabilities       1,734,895       (133,320)
    Increase in prepaids and other assets                                     160,398        (94,204)
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (11,925,552)    (5,393,517)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Loan disbursements, net of principal repayments                         (53,553,970)   (61,794,502)
  Purchase of property and equipment                                       (2,646,405)    (1,216,889)
  Purchase of Federal Home Loan Bank of Atlanta stock                        (918,500)      (179,800)
  Sales of available-for-sale securities                                    5,043,851              -
  Purchase of available-for-sale securities                               (43,383,388)    (2,153,787)
  Purchase of investment securities                                        (7,491,719)    (1,000,000)
  Maturities of investment securities                                       6,000,000      2,170,367
  Proceeds from securities sold                                                     -      2,337,625
  Construction disbursements-other real estate owned                         (345,292)             -
  Principal repayments on mortgage backed securities                          806,223              -
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (96,489,200)   (61,836,986)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                 95,004,368     60,830,538
  Net increase in other borrowings                                         15,330,935              -
  Proceeds from advances from Federal Home Loan Bank of Atlanta             9,000,000      6,000,000
  Proceeds of stock options and warrants                                      143,000              -
  Proceeds from stock issuance, net                                         2,343,600     15,255,910
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 121,821,903     82,086,448
----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                      13,407,151     14,855,945
Cash and cash equivalents at beginning of year                             32,510,060     17,654,115
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  45,917,211  $  32,510,060
----------------------------------------------------------------------------------------------------
Supplemental information:
  Interest paid on deposits and borrowed funds                          $   6,440,215  $   2,938,407
  Real estate acquired in satisfaction of loans                             1,598,944              -
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

3. CONTINUED

                                                                           1996
                                                    ---------------------------------------------------
                                                     AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                                       COST         GAINS        LOSSES        VALUE
-------------------------------------------------------------------------------------------------------
Available for sale equity securities                $   313,450      11,425             -       324,875
-------------------------------------------------------------------------------------------------------
Investment securities - held to maturity:
  U.S. Treasury:
    Due after one year through five years             1,000,000           -         1,562       998,438
  Certificate of deposit -
    due after one year through five years                99,000           -             -        99,000
-------------------------------------------------------------------------------------------------------
Total held to maturity investment securities        $ 1,099,000           -         1,562     1,097,438
-------------------------------------------------------------------------------------------------------

4. LOANS RECEIVABLE
    Approximately 70% of the Company's loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Company generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Company generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multi-family residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.
    Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Company's primary lending area. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.
    Loans receivable are summarized as follows at December 31:

                                                                              1997          1996
----------------------------------------------------------------------------------------------------
Loans secured by first mortgages on real estate:
  Residential                                                             $  33,648,445   17,019,855
  Commercial                                                                 50,437,255   31,012,097
  Construction, net of undisbursed principal                                 30,602,219   24,875,932
----------------------------------------------------------------------------------------------------
Total first mortgage loans                                                  114,687,919   72,907,884
Commercial                                                                   24,118,724   17,096,663
Loans secured by second mortgages on real estate                                747,745      120,701
Consumer loans                                                                4,783,977    2,442,888
Loans secured by deposits and other                                             208,134      123,338
----------------------------------------------------------------------------------------------------
Total loans receivable                                                      144,546,499   92,691,474
----------------------------------------------------------------------------------------------------
Unamortized loan premiums                                                       139,564      205,311
Unearned loan fees, net                                                        (614,102)    (788,731)
Unearned loan discounts                                                               -      (43,981)
Allowance for losses on loans                                                (1,613,621)  (1,241,663)
----------------------------------------------------------------------------------------------------
Loans receivable, net                                                     $ 142,458,340   90,822,410
----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

4. CONTINUED
    Nonaccrual loans totaled approximately $1,550,000 and $1,574,000 at December 31, 1997 and 1996, respectively.
    The interest income which would have been recorded in 1997 and 1996 under the original terms of loans while in nonaccrual status at December 31, 1997 and 1996, respectively, was approximately $85,000 and $32,000, respectively. The actual interest income recorded on these loans while in nonaccrual status in 1997 and 1996 was approximately $0 and $0, respectively.
    Impaired loans totaled $1,057,000 and $850,000 at December 31, 1997 and 1996, respectively, and were all collateral dependent loans. Collateral dependent loans are measured based on fair value of the collateral. There were no impaired loans at December 31, 1997 and 1996 with an allocated valuation allowance.
    The average recorded investment in impaired loans was approximately $589,000 and $257,000 at December 31, 1997 and 1996, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.
    Changes in the allowance for losses on loans are summarized as follows:

                                                                                1997         1996
-----------------------------------------------------------------------------------------------------
Balance at beginning of year                                                 $ 1,241,663  $   376,287
Provisions for loan losses                                                       471,959    1,039,636
Charge-offs, net of recoveries                                                  (100,001)    (174,260)
-----------------------------------------------------------------------------------------------------
Balance at end of year                                                       $ 1,613,621  $ 1,241,663
-----------------------------------------------------------------------------------------------------

    Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 1997 and 1996, the Company had commitments to originate first mortgage loans on real estate of approximately $2,890,000 and $2,000,000, respectively, all of which were committed for sale in the secondary market.
    At December 31, 1997 and 1996, the Company also had commitments to loan funds under unused home-equity lines of credit aggregating approximately $1,716,000 and $158,000, respectively, and unused commercial lines of credit aggregating approximately $46,458,000 and $34,000,000, respectively. Such commitments carry a floating rate of interest.
    Commitments for mortgage loans generally expire within sixty days and are normally funded with loan principal repayments, excess liquidity and savings deposits. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    Substantially all of the Company's outstanding commitments at December 31, 1997 and 1996, are for loans which would be secured by real estate with appraised values in excess of the commitment amounts. The Company's exposure to credit loss under these contracts in the event of non-performance by the other parties, assuming that the collateral proves to be of no value, is represented by the commitment amounts.
    During the ordinary course of business, the Company makes loans to its directors and their affiliates and several policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. Loans outstanding, both direct and indirect, to directors, their affiliates, and policy making officers totaled $5,208,000 and $1,276,000 at December 31, 1997 and 1996,
respectively. During 1997, $4,458,000 of new loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

4. CONTINUED
were made and repayments totaled $526,000. In 1996, $683,000 of new loans were made and repayments totaled $25,000.
5. OTHER REAL ESTATE OWNED
    At December 31,1997, other real estate owned included a land development project consisting of 229 residential building lots with a carrying value of approximately $1,054,000 and a 24-unit condominium building with a carrying value of approximately $890,000. The land development project is being completed under the direction of the Company. Currently, 107 lots are under contract, for settlement through July 2000, and the remainder of the project is being marketed for sale.
6. PROPERTY AND EQUIPMENT
    Property and equipment are summarized as follows at December 31:

                                                                                          ESTIMATED
                                                                                           USEFUL
                                                                   1997         1996        LIVES
----------------------------------------------------------------------------------------------------
Land                                                            $   391,540     391,540  -
Buildings and improvements                                        1,791,245     924,685  10-39 years
Leasehold improvements                                            1,216,242     585,816  10-33 years
Furniture, fixtures and equipment                                 2,576,477   1,427,058  5-7 years
----------------------------------------------------------------------------------------------------
Total property and equipment at cost                              5,975,504   3,329,099
Less accumulated depreciation and amortization                    1,199,992     658,081
----------------------------------------------------------------------------------------------------
Property and equipment, net                                     $ 4,775,512   2,671,018
----------------------------------------------------------------------------------------------------

    Rent expense for the years ended December 31, 1997 and 1996 was approximately $771,000 and $423,000, respectively.
    The Company and the Bank occupy space leased from the Chairman and CEO of the Company. The Company pays $566,988 annually for this office and branch space. The term of the lease is five years. Management believes that such terms are at least as favorable as those that could be obtained from a third party lessor.
    The Bank has opened a full-service branch in five of Mars Super Markets, Inc. stores and has installed ATMs in thirteen (13) of the markets. The Bank intends to open additional branches in Mars Super Markets in the future. The Bank pays rent of $36,500 per year for approximately 500 square feet of branch space in each store. There is no charge to the Bank for the operation of ATMs in each store. Mars Super Markets is represented on the Board of Directors of the Company and the Bank.
    Minimum lease payments due for all locations for each of the next five years are as follows:

1998                                                                            $1,021,000
1999                                                                             1,021,000
2000                                                                             1,001,000
2001                                                                               903,000
2002                                                                               779,000
------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

7. DEPOSITS
    Deposits are summarized as follows at December 31:

                                                       1997                         1996
                                            ---------------------------  ---------------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                                            EFFECTIVE                    EFFECTIVE
                                               AMOUNT          RATE         AMOUNT          RATE
----------------------------------------------------------------------------------------------------
Noncertificate:
  Savings                                   $   8,005,604        2.75%   $   5,574,090        2.75%
  Interest-bearing demand deposits             14,078,998        0.90%       3,974,082        1.35%
  Money market accounts                        58,887,042        4.93%      15,165,312        3.51%
  Non-interest bearing demand deposits         24,006,079            -      15,583,651            -
----------------------------------------------------------------------------------------------------
Total noncertificate deposits                 104,977,723                   40,297,135
----------------------------------------------------------------------------------------------------
Certificates of deposit:
  Original maturities:
    Under 12 months                             6,460,689        5.16%       3,997,620        5.42%
    12 to 60 months                            78,345,018        5.85%      53,028,947        5.87%
  IRA and KEOGH                                 7,168,789        5.97%       4,725,944        5.70%
----------------------------------------------------------------------------------------------------
Total certificates of deposit                  91,974,496                   61,752,511
Accrued interest payable                          306,460                      204,665
Unamortized premium                                10,649                       34,835
----------------------------------------------------------------------------------------------------
Total deposits                              $ 197,269,328                $ 102,289,146
----------------------------------------------------------------------------------------------------

Scheduled certificate of deposit
 maturities:                                         % of total                 % of total
-------------------------------------------------------------------------------------------
Under 6 months                         $ 37,717,676      41.01%   $ 10,891,971      17.64%
6 months to 12 months                    26,298,612      28.59%     12,504,458      20.25%
12 months to 24 months                   21,602,451      23.49%     35,915,826      58.16%
24 months to 36 months                    5,097,825       5.54%        826,104       1.34%
36 months to 48 months                      312,798       0.34%      1,614,152       2.61%
Over 48 months                              945,134       1.03%              -           -
-------------------------------------------------------------------------------------------
Total certificates of deposit          $ 91,974,496     100.00%   $ 61,752,511     100.00%
-------------------------------------------------------------------------------------------

    Certificates of deposit of $100,000 or more totaled approximately $22,107,000 and $11,327,000 at December 31, 1997 and 1996, respectively.

8. SHORT-TERM BORROWINGS
    Short-term borrowings consist of Federal Home Loan Bank at Atlanta (FHLB) advances and short-term promissory notes. The FHLB advances are available under a specific collateral pledge and security agreement, which allows the Company to borrow up to $20,000,000 and requires the Company to maintain collateral for all of its borrowings in the form of specific first mortgage loans with outstanding principal equal to 154% of the advances. At December 31, 1997, the Company had approximately $23,100,000 of first mortgage loans pledged as collateral, in addition to the balance of FHLB stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

8. CONTINUED
    Certain information regarding borrowings are as follows:

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                 1997         1996
-----------------------------------------------------------------------------------------------------
Amount outstanding at year-end:
  FHLB advances                                                              $ 15,000,000   6,000,000
  Short-term promissory notes                                                  15,330,935           -
Weighted average interest rate at year-end:
  FHLB advances                                                                     6.50%       6.95%
  Short-term promissory notes                                                       4.83%           -
Maximum outstanding at any month-end:
  FHLB advances                                                              $ 15,000,000   6,000,000
  Short-term promissory notes                                                  15,460,935           -
Average outstanding:
  FHLB advances                                                              $  1,904,000   1,950,000
  Short-term promissory notes                                                   4,128,000           -
Weighted average interest rate during the year:
  FHLB advances                                                                     6.05%       5.50%
  Short-term promissory notes                                                       5.47%           -
-----------------------------------------------------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS

    PROFIT SHARING PLAN - The Company established a defined contribution plan in 1997, covering employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Company totaled $40,107 in 1997.

    STOCK OPTIONS - The Company has stock option award arrangements which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to the estimated fair market value of the common stock at the date of the grant. Options are exercisable immediately after the date of grant and expire ten years after the date of grant.
    Information with respect to stock options is as follows for the years ended December 31, 1997 and 1996:

                                                          1997                          1996
                                              ----------------------------  ----------------------------
                                                         WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                               SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                180,600      $   10.00         15,000      $   10.00
Granted                                               -              -        166,300          10.00
Exercised                                        (3,800)         10.00              -              -
Forfeited                                        (1,500)         10.00           (700)         10.00
--------------------------------------------------------------------------------------------------------
Outstanding at end of year                      175,300      $   10.00        180,600      $   10.00
--------------------------------------------------------------------------------------------------------

    The weighted average remaining life of options outstanding at December 31,1997 was 8.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

9. CONTINUED
    The option price was equal to the market price of the common stock at the date of grant for all options granted in 1996 and, accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value-based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the year ended December 31, 1996:

Net loss                                As reported                             $2,173,319
                                        Pro forma                                2,908,319
Net loss per share-basic                As reported                                   1.72
                                        Pro forma                                     2.30
------------------------------------------------------------------------------------------

    The weighted average fair values of options granted during 1996 were $735,000, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.01%; no expected votality; and expected lives of ten years. The valuation per share weighted average fair value of options granted during 1996 was $4.30.

    WARRANTS - Warrants to acquire 807,823 and 818,323 shares of common stock of $10.00 per share were outstanding and exercisable at December 31, 1997 and 1996, respectively.

10. INCOME TAXES
    Income taxes benefit consists of the following for the years ended December 31:

                                                                                  1997       1996
----------------------------------------------------------------------------------------------------
Current                                                                        $        -          -
Deferred                                                                         (192,000)         -
----------------------------------------------------------------------------------------------------
                                                                               $ (192,000)         -
----------------------------------------------------------------------------------------------------

    Income taxes (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

                                                                                  1997       1996
----------------------------------------------------------------------------------------------------
Income tax expense (benefit) at federal corporate rate                         $   59,000   (739,000)
Nondeductible expenses                                                             12,000     (9,000)
Change in valuation allowance                                                    (216,000)   776,000
Other                                                                             (47,000)   (28,000)
----------------------------------------------------------------------------------------------------
                                                                               $ (192,000)         -
----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

10. CONTINUED
    The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

                                                                               1997          1996
-----------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for losses on loans                                             $   518,000  $    300,000
  Excess of fair value of liabilities acquired over cost                              -        13,000
  Net operating loss carryforwards                                              821,000     1,076,000
  Interest and fees on loans                                                     59,000        43,000
-----------------------------------------------------------------------------------------------------
Total gross deferred assets                                                   1,398,000     1,432,000
Less valuation allowance                                                       (918,000)   (1,341,000)
-----------------------------------------------------------------------------------------------------
Net deferred tax assets                                                         480,000        91,000
Deferred tax liabilities:
  Depreciation                                                                   15,000             -
  Unrealized gain on investments available-for-sale                             207,000             -
  Federal Home Loan Bank stock dividends                                         12,000        12,000
  Excess of fair value of assets acquired over cost                              54,000        79,000
-----------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                            288,000        91,000
-----------------------------------------------------------------------------------------------------
Net deferred tax asset                                                      $   192,000  $          -
-----------------------------------------------------------------------------------------------------

    At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,125,000 which are available to offset future federal taxable income, if any, through 2010. As a result of ownership changes, utilization of a portion of the net operating loss carryforward is subject to annual limitations.
    A valuation allowance is required to reduce the net deferred tax asset to an amount that is likely to be realized. Because of uncertainty regarding future profitability, due to expenses related to branch network expansion, a valuation allowance has been established for a significant portion of the net deferred tax asset. During 1997, the Company reduced the valuation allowance by $423,000, of which $216,000 was attributable to 1997 taxable income, with the remainder being attributable to the unrealized gains on securities available for sale. Management will continue to assess the required valuation allowance on an ongoing basis.

11. OTHER EXPENSES
    Other expense is comprised of the following for the years ended December 31:

                                                                                 1997        1996
----------------------------------------------------------------------------------------------------
Service and maintenance                                                       $   190,194  $ 122,080
Office supplies                                                                   148,624    148,400
Amortization of cost of intangible assets                                          74,927     74,927
Cost of ATM network                                                               240,637    145,207
Printing                                                                          192,057    129,849
Corporate insurance                                                               153,535     53,058
Other (a)                                                                         894,047    182,178
----------------------------------------------------------------------------------------------------
Total other expenses                                                          $ 1,894,021  $ 855,699
----------------------------------------------------------------------------------------------------

(a) No single item included in this category exceeded one percent of total income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

12. DIVIDENDS
    As a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC), the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.
    The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements authorities must be maintained. The Company and the Bank comply with such capital requirements.
    The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

13. REGULATORY MATTERS
    The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1997 the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

13. CONTINUED
    Regulatory capital amounts and ratios for the Company and the Bank as of December 31, 1997 and 1996, were:

                                                                                                      TO BE WELL
                                                                         MINIMUM REQUIREMENTS      CAPITALIZED UNDER
                                                                             FOR CAPITAL           PROMPT CORRECTIVE
                                                      ACTUAL              ADEQUACY PURPOSES         ACTION PROVISION
                                              -----------------------  ------------------------  ----------------------
                                                 AMOUNT       RATIO      AMOUNT        RATIO       AMOUNT       RATIO
-----------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997
Total capital (to risk weighted assets):
  Consolidated                                $ 28,040,136      18.2%   12,299,264        8.0%    15,374,080      10.0%
  The Bank                                      19,442,427      12.0%   12,988,640        8.0%    16,235,800      10.0%
Tier 1 capital (to risk weighted assets):
  Consolidated                                  26,426,515      17.2%    6,149,632        4.0%     9,224,448       6.0%
  The Bank                                      17,828,806      11.0%    6,494,324        4.0%     9,741,486       6.0%
Tier 1 capital (to average assets):
  Consolidated                                  26,424,515      15.0%    7,051,320        4.0%     8,814,150       5.0%
  The Bank                                      17,828,806      10.2%    6,986,280        4.0%     8,732,850       5.0%
AS OF DECEMBER 31, 1996
Total capital (to risk weighted assets):
  Consolidated                                  24,752,739      18.8%   10,532,145        8.0%    13,165,181      10.0%
  The Bank                                      19,050,803      14.2%   10,710,877        8.0%    13,388,597      10.0%
Tier 1 capital (to risk weighted assets):
  Consolidated                                  23,511,076      17.9%    5,266,072        4.0%     7,899,108       6.0%
  The Bank                                      17,809,140      13.3%    5,355,439        4.0%     8,033,158       6.0%
Tier 1 capital (to average assets):
  Consolidated                                  23,511,076      19.5%    4,832,127        4.0%     6,040,159       5.0%
  The Bank                                      17,809,140      14.7%    4,834,224        4.0%     6,042,781       5.0%

    The FDIC, through the Savings Association Insurance Fund (SAIF), insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB equal to at least 1% of the unpaid principal balances of their residential mortgage loans, .3% of their total assets or 5% of their outstanding advances from the bank, whichever is greater. Purchases and sales of stock are made directly with the bank at par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
    Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 1997 and 1996.
    The carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                                                  1997                     1996
                                                         ----------------------  ------------------------
                                                         CARRYING    ESTIMATED    CARRYING     ESTIMATED
                                                           VALUE    FAIR VALUE      VALUE     FAIR VALUE
---------------------------------------------------------------------------------------------------------
Assets:
  Cash and interest-bearing deposits                     $  45,917      45,917       32,510       32,510
  Investment securities                                     41,453      41,495        1,424        1,422
  Accrued interest receivable                                1,434       1,434          713          713
  Loans receivable                                         142,458     143,322       90,822       90,933
  Loans held for sale                                       16,895      16,895        3,072        3,072
Liabilities:
  Deposit accounts                                         197,269     197,754      102,289      102,629
  FHLB advances                                             15,000      15,000        6,000        6,000
  Other borrowings                                          15,331      15,331            -            -
Off balance sheet instruments:
  Commitments to extend credit                                   -           -            -            -
  Loans sold with recourse                                       -           -            -            -
  Unused lines of credit                                         -           -            -            -
---------------------------------------------------------------------------------------------------------

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None
                                    Part III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1998, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 10 EXECUTIVE COMMITTEE

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1998, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 12, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FIRST MARINER BANCORP



                                 By:
                                    -------------------------------------------
                                                   Edwin F. Hale Sr.
                                          Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                               Chairman and Chief
-------------------------------------------    Executive Officer                    ,1998
         Edwin F. Hale, Sr.                    (Principal Executive Officer)
                                               Director, President and Chief
-------------------------------------------    Operating Officer                    ,1998
         Joseph A. Cicero

-------------------------------------------    Director                             ,1998
         George H. Mantakos

-------------------------------------------    Controller (Principal                ,1998
         Kevin M. Healey                          Financial Officer)

-------------------------------------------
         Barry B. Bondroff                     Director                             ,1998

-------------------------------------------
         Rose M. Cernak                        Director                             ,1998

-------------------------------------------
         Christopher P. D'Anna                 Director                             ,1998

-------------------------------------------
         Bruce H. Hoffman                      Director                             ,1998

-------------------------------------------
         Melvin S. Kabik                       Director                             ,1998

-------------------------------------------
         R. Andrew Larkin                      Director                             ,1998

-------------------------------------------
         Jay J.J. Matriccinai                  Director                             ,1998

-------------------------------------------
         Dennis C. McCoy                       Director                             ,1998

-------------------------------------------
         Walter L. McManus, Jr.                Director                             ,1998

-------------------------------------------
         James P. O'Conor                      Director                             ,1998

-------------------------------------------
         John J. Oliver, Jr.                   Director                             ,1998

-------------------------------------------
         Hanan Y. Sibel                        Director                             ,1998

-------------------------------------------
         Leonard Stoler                        Director                             ,1998

-------------------------------------------
         Governor William Donald Schaefer      Director                             ,1998

