Form 10KSB/A
period 1997-12-31
FIRST MARINER BANCORP
filed 1998-05-12
CIK 946090

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

                             [LETTERHEAD]

The Board of Directors
First Mariner Bancorp:

     We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and subsidiary (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Baltimore, MD
February 27, 1998

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