Form 10-Q
period 1998-03-31
FIRST MARINER BANCORP
filed 1998-05-14
CIK 946090

               FORM 10Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the quarterly period ended March 31, 1998.
                               ---------------

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934.
For the transition period from.
                               ----------------------

Commission file number: 333-16011

                             FIRST MARINER BANCORP
                             ---------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                  52-1834860
          --------                                  ----------
   (State of Incorporation)            (I.R.S. Employer Identification Number)

1801 South Clinton Street, Baltimore, MD        21224           410-342-2600
----------------------------------------        -----           ------------
(Address of principal executive offices)      (Zip Code)     (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.
Yes   X     No
    -----     -----

     The number of shares of common stock outstanding as of May 13, 1998 is 3,155,969 shares.

                             FIRST MARINER BANCORP
                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                                                PAGE
                                                                                                ----
Item 1 -     FINANCIAL STATEMENTS
             Consolidated Statements of Financial Condition
              March 31, 1998 (unaudited) and December 31, 1997..............................      3

             Consolidated Statements of Operations for the
              Three Month Periods Ended March 31, 1998
              and March 31, 1997 (unaudited)................................................      4

             Consolidated Statements of Cash Flow for the
              Three Month Periods Ended March 31, 1998
              and March 31, 1997 (unaudited)................................................      5

             Notes to Consolidated Financial Statements.....................................      6

Item 2 -     Management's discussion and analysis of
             financial condition and results of operations..................................      7

PART II - Other Information

Item 1 -     Legal proceeding...............................................................      12
Item 2 -     Changes in securities and use of proceeds......................................      12
Item 3 -     Defaults on senior securities..................................................      12
Item 4 -     Submission of matters to a vote of security holders............................      12
Item 5 -     Other information..............................................................      12
Item 6 -     Exhibits and reports on 8-K....................................................      12

Signatures..................................................................................      13


PART I. Item 1.

                          FIRST MARINER BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 MARCH 31,      DECEMBER 31,
                                                                    1998            1997
-------------------------------------------------------------  --------------  --------------
ASSETS                                                          (UNAUDITED)

Cash and due from banks......................................  $   16,572,596  $   13,240,476
Interest-bearing deposits....................................      21,336,504      32,676,735
Available-for-sale securities, at fair value.................      33,772,843      32,852,287
Investment securities, fair value of $6,642,650 and
  $8,642,595 respectively....................................       6,602,985       8,600,621
Loans held for sale..........................................      15,729,757      16,895,062
Loans receivable.............................................     160,530,522     144,071,961
Allowance for loan losses....................................      (1,672,484)     (1,613,621)
                                                               --------------  --------------
Loans, net...................................................     158,858,038     142,458,340
Other real estate owned......................................       2,419,946       1,944,236
Federal Home Loan Bank of Atlanta stock, at cost.............       1,000,000       1,399,300
Property and equipment.......................................       5,331,642       4,775,512
Accrued interest receivable..................................       1,395,659       1,433,529
Prepaid expenses and other assets............................         788,614         708,208
                                                               --------------  --------------
Total assets.................................................  $  263,808,584  $  256,984,306
                                                               --------------  --------------

LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities:
Deposits.....................................................  $  204,017,844  $  197,269,328
Federal Home Loan Bank advances..............................      20,000,000      15,000,000
Other Borrowings.............................................      12,166,466      15,330,935
Accrued expenses and other liabilities.......................         420,133       2,418,387
                                                               --------------  --------------
Total liabilities............................................     236,604,443     230,018,650
                                                               --------------  --------------
Stockholders' equity
Common stock.................................................         143,453         142,578
Additional paid-in capital...................................      29,999,628      29,825,503
Accumulated deficit..........................................      (3,180,226)     (3,331,568)
Accumulated other comprehensive income.......................         241,286         329,143
                                                               --------------  --------------
Total stockholders' equity...................................      27,204,141      26,965,656
                                                               --------------  --------------
Total liabilities and stockholders' equity...................  $  263,808,584  $  256,984,306
                                                               --------------  --------------
                                                               --------------  --------------

See accompanying notes to consolidated financial statements.

                     FIRST MARINER BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended March 31, 1998 and 1997 (unaudited)

                                                                        1998          1997
                                                                    ------------  ------------
Interest income:
Loans.............................................................  $  3,784,390  $  2,525,088
Investments.......................................................       465,164       379,298
Available-for-sale securities.....................................       411,496       --
                                                                    ------------  ------------
Total interest income.............................................     4,661,050     2,904,386
                                                                    ------------  ------------
Interest expense:
Deposits..........................................................     2,066,440     1,141,838
Borrowed funds and other..........................................       153,879        42,209
                                                                    ------------  ------------
Total interest expense............................................     2,220,319     1,184,047
                                                                    ------------  ------------
Net interest income...............................................     2,440,731     1,720,339
Provision for loan losses.........................................       152,467       135,000
                                                                    ------------  ------------
Net interest income after provision for loan losses...............     2,288,264     1,585,339
                                                                    ------------  ------------
Noninterest income:
Gain on sale of loans.............................................       236,828       143,906
Service fees on deposits..........................................       392,366       260,419
Gain on sale of securities........................................       284,797        13,500
Other operating income............................................       118,692        39,480
                                                                    ------------  ------------
Total noninterest income..........................................     1,032,683       457,305
                                                                    ------------  ------------
Noninterest expenses:
Salaries and employee benefits....................................     1,471,183       960,721
Net occupancy.....................................................       399,518       232,236
Deposit insurance premiums........................................        27,407        13,025
Furniture, fixtures and equipment.................................       148,497        97,999
Professional services.............................................       160,493        38,564
Advertising.......................................................       170,492       116,400
Data processing...................................................       192,000       101,000
Other.............................................................       600,015       458,623
                                                                    ------------  ------------
Total noninterest expenses........................................     3,169,605     2,018,568
                                                                    ------------  ------------
Income before taxes...............................................       151,342        24,076
Provision for income taxes........................................       --            --
                                                                    ------------  ------------
Net income........................................................  $    151,342  $     24,076
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income per common share:
Basic.............................................................  $       0.05  $       0.01
Diluted...........................................................          0.04          0.01
                                                                    ------------  ------------
                                                                    ------------  ------------


    See accompanying notes to consolidated financial statements.

                     FIRST MARINER BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
        For the three months ended March 31, 1998 and 1997 (unaudited)

                                                                      1998           1997
                                                                  -------------  -------------
Cash flows from operating activities:
Net income......................................................  $     151,342  $      24,076
Adjustments to reconcile net income to net cash used by
  operating activities:
Amortization of unearned loan fees, net.........................       (197,839)      (214,803)
Amortization of premiums on deposits............................         (6,237)        (7,008)
Amortization of discounts on loans..............................        (16,437)       (16,437)
Depreciation and amortization...................................        217,085        146,180
Provision for loan losses.......................................        152,467        135,000
Gain on sale of securities......................................       (284,797)       (13,500)
Change in mortgage loans held for sale..........................      1,165,305       (614,837)
Net increase (decrease) in accrued expenses and other
  liabilities...................................................     (1,953,463)       899,071
Net increase in prepaids and other assets.......................        (77,635)    (1,040,553)
                                                                  -------------  -------------
Net cash used in operating activities...........................       (850,209)      (702,811)
                                                                  -------------  -------------
Cash flows from investing activities:
Loan disbursements, net of principal repayments.................    (16,786,719)   (11,767,313)
Purchase of property and equipment..............................       (754,484)      (140,238)
Purchases (redemptions) of Federal Home Loan Bank of Atlanta
  stock.........................................................        399,300       (452,100)
Sale of available-for-sale securities...........................        931,478       (677,013)
Purchase of available-for-sale securities.......................     (5,140,045)      --
Maturity of available-for-sale securities.......................      2,500,000       --
Maturity of investment securities...............................      2,000,000       --
Purchase of investment securities...............................       --          (12,000,000)
Construction disbursements-other real estate owned..............        (19,842)      --
Principal repayments of available-for-sale securities...........        947,126       --
                                                                  -------------  -------------
Net cash used in investing activities...........................    (15,923,186)   (25,036,664)
                                                                  -------------  -------------
Cash flows form financing activities:
Net increase in deposits........................................      6,754,753     16,607,219
Proceeds from advances from Federal Home Loan Bank of Atlanta...     15,000,000     10,000,000
Repayments of other borrowings..................................     (3,164,469)      --
Repayment of advances from Federal Home Loan Bank of Atlanta....    (10,000,000)    (6,000,000)
Proceeds from stock issuance, net...............................        175,000      2,343,600
                                                                  -------------  -------------
Net cash provided by financing activities.......................      8,765,284     22,950,819
                                                                  -------------  -------------
Decrease in cash and cash equivalents...........................     (8,008,111)    (2,788,656)
Cash and cash equivalents at beginning of period................     45,917,211     32,510,060
                                                                  -------------  -------------
Cash and cash equivalents at end of period......................  $  37,909,100  $  29,721,404
                                                                  -------------  -------------
                                                                  -------------  -------------
Supplemental information:
Interest paid on deposits and borrowed funds....................  $   2,221,033  $   1,067,047
Real estate acquired in satisfaction of loans...................        455,868       --
                                                                  -------------  -------------
                                                                  -------------  -------------

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

     The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's 1997 Annual Report to Shareholders. The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to amounts previously reported to conform with current classifications.

     New Accounting Standards-Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" "SFAS No. 130". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period of transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other accumulated comprehensive income. The accumulated balance of other accumulated comprehensive income is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. The adoption of SFAS No. 130 resulted primarily in the Company reporting unrealized gains and losses on available-for-sale securities in other comprehensive income.

     The Company's components of comprehensive income are as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                            1998       1997
                                                                         ----------  ---------
Net income.............................................................  $  151,342  $  24,076
Changes in accumulated other comprehensive income - unrealized
  gains and losses on investments......................................     (87,857)    39,125
                                                                         ----------  ---------
Total comprehensive income.............................................  $   63,485  $  63,201
                                                                         ----------  ---------
                                                                         ----------  ---------

     Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

     Per share data-On May 12, 1998, the Board of Directors declared a 10% stock dividend. Average shares outstanding and all per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the "treasury stock" method.

     Information relating to the calculation of earnings per common share is summarized as follows:

                                                                          FOR PERIOD ENDED MARCH 31,
                                                                ----------------------------------------------
                                                                         1998                    1997
                                                                ----------------------  ----------------------
                                                                   BASIC      DILUTED      BASIC      DILUTED
--------------------------------------------------------------------------------------------------------------
Net income....................................................  $  151,342     151,342      24,076      24,076
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted-average shares outstanding...........................   3,142,433   3,142,433   3,061,956   3,061,956
Dilutive securities-options and warrants......................                 455,208                 261,304
                                                                ----------  ----------  ----------  ----------
Adjusted weighted-average shares..............................   3,142,433   3,597,641   3,061,956   3,323,260
                                                                ----------  ----------  ----------  ----------

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

     The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations, and unknown outcomes. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, the federal government, changes in tax policies, changes in interest rates, deposit flow, the cost of funds, demand for loan products and financial services, changes in the Company's competitive position, changes in the quality or composition of loan and investment portfolios, and the ability of the Company to manage growth.

THE COMPANY

     The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 18 full service branches and 29 Automated Teller Machines ("ATMs").

     The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products.

     The Company's executive officers are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342--2600.

FINANCIAL CONDITION

     The Company's total assets were $263,808,584 at March 31, 1998, compared to $256,984,306 at December 31, 1997, increasing $6,824,278 or 2.66% for the first three months of 1998. Earning assets increased $2,875,945 or 1.22% to $237,972,611 from $235,096,666.

     The investment portfolio, consisting of available-for-sale and held-to-maturity securities decreased $1,077,080 from December 31, 1997. Interest bearing deposits as of March 31, 1998 fell $11,340,231 to $21,336,504 when compared to the December 31, 1997 balance of $32,676,735. Interest bearing deposits and securities designated as available-for-sale represent a significant source of liquidity as of March 31, 1998.

     Total loans receivable increased $16,458,561 or 11.42% to $160,530,522 for the first three months of 1998. The majority of the increase was real estate secured loans. Loans held for sale decreased $1,165,305 from $16,895,062 at December 31, 1997 to $15,729,757 at March 31, 1998, reflecting normal mortgage banking activity in the Bank's mortgage banking subsidiary, First Mariner Mortgage Corporation. First Mariner Mortgage Corporation sold $28,663,000 of residential mortgages during the first quarter of 1998 in comparison to approximately $4,900,000 in 1997.

     The loan portfolio was comprised of the following:

                                                                    MARCH 31, 1998            DECEMBER 31, 1997
                                                               -------------------------  -------------------------
                                                                                PERCENT                    PERCENT
                                                                   AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
                                                               --------------  ---------  --------------  ---------
Type of Loans
-------------

Commercial...................................................  $   24,076,283      14.96% $   24,118,724      16.69%
Commercial real estate and construction (1)..................      88,410,062      54.95%     81,039,474      56.06%
Residential real estate......................................      41,184,604      25.60%     34,396,190      23.80%
Consumer.....................................................       7,222,533       4.49%      4,992,111       3.45%
                                                               --------------  ---------  --------------  ---------
Total loans..................................................     160,893,482     100.00%    144,546,499     100.00%
Add:
Unamortized loan premiums....................................         123,127                    139,564
Less:
Unearned income..............................................         486,087                    614,102
                                                               --------------  ---------  --------------  ---------
Total loans..................................................  $  160,530,522             $  144,071,961
                                                               --------------  ---------  --------------  ---------
                                                               --------------  ---------  --------------  ---------

(1) Net of undisbursed principal

CREDIT RISK MANAGEMENT

     The first quarter provision for loan losses was $152,467 in 1998 compared to $135,000 for the three month period in 1997. Net chargeoffs for March 31, 1998 were $93,604 compared to no net chargeoffs recorded for the same three month period in 1997. The allowance for loan losses stands at $1,672,484 at March 31, 1998 compared to $1,613,621 at December 31, 1997. As of March 31, 1998 the allowance for loan loss is 1.04% of outstanding loans as compared to 0.96% on March 31, 1997.

     Activity in the allowance for loan losses is as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     1998           1997
                                                                 -------------  -------------

Allowance for loan losses, beginning of period.................  $   1,613,621  $   1,241,663
                                                                 -------------  -------------
Loans charged off:
Commercial.....................................................        (95,000)      --
Real estate....................................................       --             --
Consumer.......................................................       --             --
                                                                 -------------  -------------
Total loans charged off........................................        (95,000)      --
                                                                 -------------  -------------
Recoveries
Commercial.....................................................       --             --
Real estate....................................................       --             --
Consumer.......................................................          1,396       --
                                                                 -------------  -------------
Total recoveries...............................................          1,396       --
                                                                 -------------  -------------
Net chargeoffs.................................................        (93,604)      --
                                                                 -------------  -------------
Provision for loan losses......................................        152,467        135,000
                                                                 -------------  -------------
Allowance for loan losses, end of period.......................  $   1,672,484  $   1,376,663
                                                                 -------------  -------------
                                                                 -------------  -------------
Loans (net of premiums and discounts)
Period-end balance.............................................    160,530,522    144,071,961
Average balance during period..................................    147,702,000    110,287,000
Allowance as percentage of period-end loan balance.............           1.04%          0.96%
Percent of average loans:
Provision for loan losses......................................           0.42%          0.50%
Net chargeoffs.................................................           0.26%          0.00%


     Non-performing assets, expressed as a percentage of total assets, increased to 1.45% at March 31, 1998 from 1.36% at December 31, 1997, reflecting the increase in real estate acquired by foreclosure. Non-accrual loans were $1,356,000 at March 31, 1998 compared to $1,550,000 at December 31, 1997. Non-performing assets were as follows:

                                                      MARCH 31,    DECEMBER 31,   MARCH 31,
                                                         1998          1997          1997
                                                     ------------  ------------  ------------
Loans on nonaccrual basis..........................  $  1,356,000   $1,550,000   $  1,557,000
Real estate acquired by foreclosure................     2,420,000    1,944,000        --
                                                     ------------  ------------  ------------
Total nonperforming assets.........................  $  3,776,000   $3,494,000   $  1,557,000
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------
Loans past-due 90 days or more and accruing........  $    268,000   $  276,000   $    959,000
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------

     At March 31, 1998, the allowance for loan losses represented 123.5% of nonaccruing loans compared to 104.1% at December 31, 1997. Management believes the allowance for loan losses at March 31, 1998 is adequate.

     Deposits were $204,017,844 as of March 31, 1998, increasing $6,748,516 or 3.42% from the December 31, 1997 balance of $197,269,328. The increase in deposits is attributable to activity generated by an advertising campaign and the expanding branch network. FHLB advances and other short-term borrowings increased to $32,166,466 as of March 31, 1998 from $30,330,935 as of December 31, 1997.

RESULTS OF OPERATION

     Net Interest Income. First quarter net interest income before provision for loan losses was $2,440,966 in 1998, an increase of 41.89% over $1,720,339 in 1997, reflecting primarily an increase of $84,692,000 in average earning assets. The net yield on earning assets was 4.47% for the first three months of 1998 as compared to 5.10% for the first three months of 1997.

    Noninterest Income and Expenses-Noninterest income increased $575,378 or 125.82% for the first quarter 1998 to $1,032,083 from $457,305 in 1997. The primary reasons were an increase in the gains on the sale of securities, an increased volume of gains on sale of loans sold by First Mariner Mortgage Corporation, and an increase in deposit related fees, primarily ATM fees and overdraft fees. First Mariner Mortgage Corporation sold $28,663,000 residential mortgage loans in 1998 compared to approximately $4,900,000 in 1997 for three month period.

     First quarter noninterest expense increased $1,151,037 or 57.02% to $3,169,605 in 1998 from $2,018,568 in 1997. Increases in almost all areas were incurred to support the substantially increased asset base and the expanding branch network.

     Income Taxes- The Company did not recognize any income tax benefit or expense for the three months ended March 31, 1998 or 1997 due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Stockholders' equity increased $238,485 or 0.88% in 1998 to $27,204,141 from $26,965,656 as of December 31, 1997. No cash dividends have been declared by the Company since its inception.

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

    The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.

    The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, stock investments and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows, anticipated deposit flows and loan growth.

PART II--OTHER INFORMATION

ITEM 1-   LEGAL PROCEEDINGS--NONE
ITEM 2-   CHANGES IN SECURITIES AND USE OF PROCEEDS--NONE
ITEM 3-   DEFAULTS ON SENIOR SECURITIES--NONE
ITEM 4-   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held May 12, 1998, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2001 Annual Meeting or until their respective successors are duly elected and qualified.

                                                             VOTES COST
                                                           FOR       AGAINST
                                                        ----------  ---------
Rose M. Cernak........................................   2,506,943     13,677
Christopher D'Anna....................................   2,509,020     11,600
George H. Mantakos....................................   2,509,443     11,177

     Shareholders voted in favor of adoption of KPMG Peat Marwick LLP to serve as independent auditors for 1998.

                 FOR                             AGAINST
                 ---                             -------
                 2,502,690                       13,430

    Shareholders voted in favor of adoption of the 1998 Stock Option Plan.

                 FOR                             AGAINST
                 ---                             -------
                 1,573,468                       48,013

    Shareholders voted in favor of adoption of the Employee Stock Purchase Plan.

                 FOR                             AGAINST
                 ---                             -------
                 1,541,020                       30,667

ITEM 5 -    OTHER INFORMATION--NONE
ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K
            (a) Exhibit Number
                 27--Financial Data Schedule
            (b) Reports on Form 8-K--None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST MARINER BANCORP

                              By:    /s/ Edwin F. Hale Sr.
                                  -------------------------
                                         Edwin F. Hale Sr.
                                  Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  Chairman and Chief
/s/ Edwin F. Hale Sr.             Executive Officer                      ,1998
---------------------             (Principal Executive Officer)
    Edwin F. Hale, Sr.


---------------------             Director, President and Chief
Joseph A. Cicero                  Operating Officer                      ,1998


---------------------
George H. Mantakos                Director and Executive                 ,1998
                                  Vice President


/s/ Kevin M. Healey               Controller (Principal                  ,1998
---------------------
    Kevin M. Healey               Financial Officer)


---------------------
Barry B. Bondroff                 Director                               ,1998


---------------------
Rose M. Cernak                    Director                               ,1998


---------------------
Christopher P. D'Anna             Director                               ,1998


---------------------
Bruce H. Hoffman                  Director                               ,1998


---------------------
Melvin S. Kabik                   Director                               ,1998


---------------------
R. Andrew Larkin                  Director                               ,1998


---------------------
Jay J.J. Matriccinai              Director                               ,1998


---------------------
Dennis C. McCoy                   Director                               ,1998

---------------------
Walter L. McManus, Jr.            Director                               ,1998


---------------------
James P. O'Conor                  Director                               ,1998


---------------------
John J. Oliver, Jr.               Director                               ,1998


---------------------
Hanan Y. Sibel                    Director                               ,1998


---------------------
Leonard Stoler                    Director                               ,1998