Form 10KSB/A
period 1997-12-31
FIRST MARINER BANCORP
filed 1998-07-24
CIK 946090

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------


                                 Form 10-KSB/A
                              Amendment No. 2 to
                                  FORM 10-KSB


(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM         TO


                        COMMISSION FILE NUMBER 0-21815


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

                      DOCUMENTS INCORPORATED BY REFERENCE

First Mariner Bancorp's definitive Proxy Statement dated April 10, 1998 for the 1998 annual meeting of shareholders--Part III.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES / /  NO /X/

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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


Recent Common Stock Prices

     The Company's Common Stock is traded on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq") National Market tier of the Nasdaq Stock Market under the symbol "FMAR".

     The following table illustrates high and low sale prices of the Company's Common Stock for the periods indicated.



                                              Low             High
                                          -----------     ------------
1997 QUARTER ENDED:
     Fourth quarter                         $ 15.250        $ 17.000
     Third quarter                            12.375          17.125
     Second quarter                           12.000          13.125
     First quarter                            12.375          13.750
1995 QUARTER ENDED:
     *




*  First Mariner Bancorp issued an initial stock offering in December 1996.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

TABLE 1: COMPARATIVE AVERAGE BALANCES (1) YIELDS AND RATES

                                                                 1997                              1996
                                                    -------------------------------  ---------------------------------
                                                     AVERAGE    INCOME/    YIELD/     AVERAGE     INCOME/     YIELD/
              (DOLLARS IN THOUSANDS)                 BALANCE    EXPENSE     RATE      BALANCE     EXPENSE      RATE
- ----------------------------------------------------------------------------------------------------------------------
Assets:
  Loans (net of unearned income) (2)                $ 124,794  $  11,954      9.58%  $  64,706   $   6,177       9.55%
  Mortgage-backed securities                            7,527        521      6.92%          -           -           -
  Interest-bearing bank balances                       21,137      1,212      5.73%      8,878         525       5.91%
  Treasury notes and agencies                           8,704        535      6.15%         88           5       5.68%
  Other earning assets                                  2,150         96      4.47%        798          29       3.63%
- ----------------------------------------------------------------------------------------------------------------------
    Total earning assets                              164,312     14,318      8.71%     74,470       6,736       9.05%
- ----------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses                            (1,441)                            (670)
  Other assets                                         13,412                            8,514
- ----------------------------------------------------------------------------------------------------------------------
    Total assets                                    $ 176,283                        $  82,314
- ----------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity:
  Deposits:
  Savings                                               7,194        195      2.71%      4,635         139       3.00%
  NOW/MMDA                                             35,242      1,311      3.72%     12,588         353       2.80%
  Certificates of deposit                              82,552      4,636      5.62%     43,391       2,507       5.78%
- ----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                   124,988      6,142      4.91%     60,614       2,999       4.95%
  Other borrowed funds                                  7,071        423      5.98%      1,950         108       5.54%
- ----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                132,059      6,565      4.97%     62,564       3,107       4.97%
  Demand deposits                                      16,374                            7,753
  Other liabilities                                     1,533                            1,967
  Stockholders' equity                                 26,317                           10,030
- ----------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity      $ 176,283                        $  82,314
- ----------------------------------------------------------------------------------------------------------------------
  Interest rate spread                                                        3.74%                              4.08%
    (Average yield less average rate)
- ----------------------------------------------------------------------------------------------------------------------
  Net interest income                                          $   7,753                         $   3,629
    (Interest income less interest expense)
- ----------------------------------------------------------------------------------------------------------------------
  Net Interest Margin                                                         4.72%                              4.87%
    (Net interest income/total earning assets)
- ----------------------------------------------------------------------------------------------------------------------

(1) Average balances were calculated using month end (which approximates daily averages) as daily averages were not available for all the periods presented.

(2) Loans on non-accrual status are included in the calculation of average balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

TABLE 2: RATE/VOLUME ANALYSIS (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31, 1997
                                                                                    COMPARED TO
                                                                           YEAR ENDED DECEMBER 31, 1996
                                                                       -------------------------------------
                                                                                                     NET
                                                                         AVERAGE      AVERAGE     INCREASE/
                                                                         VOLUME        RATE      (DECREASE)
- ------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans (net of unearned income)                                        $   5,758    $      19    $   5,777
  Mortgage-backed securities                                                  521            -          521
  Interest-bearing bank balances                                              703          (16)         687
  Treasury notes and agencies                                                 530            -          530
  Other earnings assets                                                        60            7           67
  Total interest income (1)                                                 8,141         (559)       7,582
Interest Expense:
  Savings                                                                      69          (13)          56
  NOW/MMDA                                                                    843          115          958
  Certificates of deposit                                                   2,199          (70)       2,129
  Other borrowed funds                                                        306            9          315
  Total interest expense (1)                                                3,458            -        3,458
  Change in net interest income (1)                                         4,683         (559)       4,124
- ------------------------------------------------------------------------------------------------------------

(1) Volume and rate variances are not additive due to the change in product mix. Changes due to product mix (i.e. combined rate/volume variances) are reflected in the "Average Rate" column.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

TABLE 3: NON-INTEREST INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1997       PERCENT      1996
                                                                    AMOUNT      CHANGE      AMOUNT
- -----------------------------------------------------------------------------------------------------
Gain on sale of loans                                             $   430,353     41.87%  $   303,353
Service fees on deposits                                              864,533    156.80%      336,662
Other operating income                                                577,442    455.78%      103,898
Gain on sale of securities                                            479,360     45.25%      330,030
- -----------------------------------------------------------------------------------------------------
  Total non-interest income                                       $ 2,351,688    118.98%  $ 1,073,943
- -----------------------------------------------------------------------------------------------------
Non-interest income as a percent of average total assets                1.33%                   1.30%
- -----------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 4: NON-INTEREST EXPENSE

                                                                       YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1997       PERCENT      1996
                                                                    AMOUNT      CHANGE      AMOUNT
- -----------------------------------------------------------------------------------------------------
Salaries and employee benefits                                    $ 4,370,685     59.28%  $ 2,744,057
Net occupancy                                                       1,269,291     61.32%      786,825
Deposit insurance premiums                                             76,880    (66.47%)     229,293
Furniture, fixtures and equipment                                     360,407     42.23%      253,394
Professional services                                                 380,124    179.89%      135,811
Advertising                                                           574,308     51.31%      379,566
Data processing                                                       533,244     17.95%      452,090
Other                                                               1,894,021    121.34%      855,699
- -----------------------------------------------------------------------------------------------------
Total non-interest expense                                        $ 9,458,960     62.06%  $ 5,836,735
- -----------------------------------------------------------------------------------------------------
Non-interest expense as a percent of average total assets               5.37%                   7.10%
- -----------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

TABLE 5: LOAN PORTFOLIO COMPOSITION

                                                      DECEMBER 31, 1997         DECEMBER 31, 1996
                                                   ------------------------  -----------------------
                                                                   PERCENT                  PERCENT
                                                      AMOUNT      OF TOTAL      AMOUNT     OF TOTAL
- ----------------------------------------------------------------------------------------------------
Type of Loans
Commercial                                         $  24,118,724     16.69%  $ 17,096,663     18.44%
Commercial real estate and construction (1)           81,039,474     56.06%    55,888,029     60.30%
Residential real estate                               34,396,190     23.80%    17,140,556     18.49%
Consumer                                               4,992,111      3.45%     2,566,226      2.77%
- ----------------------------------------------------------------------------------------------------
  Total loans                                        144,546,499    100.00%    92,691,474    100.00%
Add:
  Unamortized loan premiums                              139,564                  205,311
Less:
  Unearned loan fees, net                                614,102                  788,731
  Unearned loan discounts                                                          43,981
  Allowance for loan losses                            1,613,621                1,241,663
- ----------------------------------------------------------------------------------------------------
    Net loans                                      $ 142,458,340             $ 90,822,410
- ----------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 6: MATURITY SCHEDULE OF SELECTED LOANS

                                          DECEMBER 31, 1997                                    DECEMBER 31, 1996
                      ---------------------------------------------------------  ----------------------------------------------
                        UP TO     MORE THAN     5 YEARS                            UP TO     MORE THAN     5 YEARS
                         ONE       1 YEAR         TO         10 +                   ONE       1 YEAR         TO         10 +
                        YEAR     TO 5 YEARS    10 YEARS      YEARS      TOTAL      YEAR     TO 5 YEARS    10 YEARS      YEARS
- -------------------------------------------------------------------------------------------------------------------------------
Residential real
  estate              $   2,568   $   2,008    $   1,811   $  28,009  $  34,396  $   1,810   $   3,512    $   2,475   $   9,343
Commercial real
  estate and
  construction           41,499      25,658       12,628       1,254     81,039     21,240      26,446        6,176       2,026
Commercial                9,111       8,303        6,303         402     24,119     12,159       4,594          344           -
Consumer                    696         970        3,254          72      4,992         21       2,482           63           -
- -------------------------------------------------------------------------------------------------------------------------------
  Total               $  53,874   $  36,939    $  23,996   $  29,737  $ 144,546  $  35,230   $  37,034    $   9,058   $  11,369
- -------------------------------------------------------------------------------------------------------------------------------
Fixed interest rate   $   9,633   $  26,984    $  14,711   $  11,942  $  63,270  $   9,070   $  25,056    $   3,835   $   7,844
Variable interest
  rate                   44,241       9,955        9,285      17,795     81,276     26,160      11,978        5,223       3,525
- -------------------------------------------------------------------------------------------------------------------------------
  Total               $  53,874   $  36,939    $  23,996   $  29,737  $ 144,546  $  35,230   $  37,034    $   9,058   $  11,369
- -------------------------------------------------------------------------------------------------------------------------------



                        TOTAL
- --------------------
Residential real
  estate              $  17,140
Commercial real
  estate and
  construction           55,888
Commercial               17,097
Consumer                  2,566
- --------------------
  Total               $  92,691
- --------------------
Fixed interest rate   $  45,805
Variable interest
  rate                   46,886
- --------------------
  Total               $  92,691
- --------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

TABLE 7: ALLOWANCE FOR LOAN LOSSES

                                                                          YEARS ENDED DECEMBER 31,
                                                                         ---------------------------
                                                                             1997           1996
- ----------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year                             $   1,241,663  $    376,287
- ----------------------------------------------------------------------------------------------------
Loans charged off:
  Commercial                                                                         -       (57,365)
  Real estate                                                                 (100,001)     (148,680)
  Consumer                                                                           -       (42,147)
- ----------------------------------------------------------------------------------------------------
    Total loans charged off                                                   (100,001)     (248,192)
- ----------------------------------------------------------------------------------------------------
Recoveries
  Commercial                                                                         -        63,000
  Real estate                                                                        -             -
  Consumer                                                                           -        10,932
- ----------------------------------------------------------------------------------------------------
    Total recoveries                                                                 -        73,932
- ----------------------------------------------------------------------------------------------------
    Net chargeoffs                                                            (100,001)     (174,260)
- ----------------------------------------------------------------------------------------------------
Provision for loan losses                                                      471,959     1,039,636
- ----------------------------------------------------------------------------------------------------
Allowance for loan losses, end of year                                   $   1,613,621  $  1,241,663
- ----------------------------------------------------------------------------------------------------
Loans (net of premiums and discounts)
  Period-end balance                                                       142,458,340    90,822,410
  Average balance during period                                            124,794,000    64,706,000
Allowance as percentage of period-end loan balance                               1.13%         1.37%
Percent of average loans:
  Provision for loan losses                                                      0.38%         1.61%
  Net chargeoffs                                                                 0.08%         0.27%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

TABLE 8: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                 DECEMBER 31, 1997                    DECEMBER 31, 1996
                                        -----------------------------------  -----------------------------------
                                                                PERCENT OF                           PERCENT OF
                                                      PERCENT    LOANS TO                  PERCENT    LOANS TO
                                          AMOUNT     OF TOTAL   TOTAL LOANS    AMOUNT     OF TOTAL   TOTAL LOANS
- ----------------------------------------------------------------------------------------------------------------
Commercial                              $   205,463      12.7%       16.7%   $    75,430       6.1%       19.4%
Real estate                                 918,226      56.9%       79.8%       793,014      63.9%       75.8%
Consumer                                     13,577       0.8%        3.5%         8,460       0.7%        4.8%
Unallocated                                 476,355      29.6%           -       364,759      29.3%           -
- ----------------------------------------------------------------------------------------------------------------
  Total                                 $ 1,613,621     100.0%      100.0%   $ 1,241,663     100.0%      100.0%
- ----------------------------------------------------------------------------------------------------------------

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

TABLE 9: NON-PERFORMING ASSETS


                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1997         1996
- -----------------------------------------------------------------------------------------------------
Loans on nonaccrual basis                                                    $ 1,550,000  $ 1,574,000
Real estate acquired by foreclosure                                            1,944,000            -
- -----------------------------------------------------------------------------------------------------
  Total non-performing assets                                                $ 3,494,000  $ 1,574,000
- -----------------------------------------------------------------------------------------------------
Loans past-due 90 days or more                                               $ 276,000        (1)
- -----------------------------------------------------------------------------------------------------




(1)  This information was not available for years prior to 1997.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

    The Bank's capital position is presented in the following Table:

TABLE 10: CAPITAL RATIOS

                                                                            MINIMUM             TO BE WELL
                                                                         REQUIREMENTS        CAPITALIZED UNDER
                                                                          FOR CAPITAL        PROMPT CORRECTIVE
                                                 1997       1996       ADEQUACY PURPOSES     ACTION PROVISION
- ---------------------------------------------------------------------------------------------------------------
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 11: RATE SENSITIVITY ANALYSIS

                                                                        AS OF DECEMBER 31, 1997
                                                                         (DOLLARS IN THOUSANDS)
                                               --------------------------------------------------------------------------
                                                                                                   LONGER THAN
                                                                                                    10 YEARS
                                                180 DAYS    181 DAYS -    ONE-FIVE     FIVE-TEN      OR NON-
                                                 OR LESS     ONE YEAR       YEARS        YEARS      SENSITIVE     TOTAL
- -------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Interest-bearing deposits                     $  32,677    $       -    $       -    $       -    $       -   $  32,677
  Investment securities                             7,947        3,476       19,139        5,602        5,289      41,453
  Loans held for sale                              16,895            -            -            -            -      16,895
  Loans                                            81,825       15,927       30,650       12,134        4,010     144,546
- -------------------------------------------------------------------------------------------------------------------------
    Total interest-earnings assets              $ 139,344    $  19,403    $  49,789    $  17,736    $   9,299   $ 235,571
- -------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings                                       $   2,254    $     302    $   2,422    $   3,028    $       -   $   8,006
  Interest-bearing demand deposits                  3,964          532        4,259        5,324            -      14,079
  Money market accounts                            58,887            -            -            -            -      58,887
  Certificates                                     34,683       27,590       29,701            -            -      91,974
  Borrowings                                       30,331            -            -            -            -      30,331
- -------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities          $ 130,119    $  28,424    $  36,382    $   8,352    $       -   $ 203,277
- -------------------------------------------------------------------------------------------------------------------------
Interest rate sensitive gap                     $   9,225    $  (9,021)   $  13,407    $   9,384    $   9,299   $  32,294
- -------------------------------------------------------------------------------------------------------------------------
Cumulative interest rate gap                    $   9,225    $     204    $  13,611    $  22,995    $  32,294
- -------------------------------------------------------------------------------------------------------------------------
Ratio of rate sensitive assets to rate
  sensitive liabilities                              107%          68%         13.7%         212%
- -------------------------------------------------------------------------------------------------------------------------

DEPOSITS
    The Bank uses deposits as the primary source of funding of its assets. The following table describes the maturity of time deposits of $100,000 or more.

TABLE 12: MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                              1997          1996
- ----------------------------------------------------------------------------------------------------
Under 3 months                                                            $  6,773,625  $  1,056,043
3 to 6 months                                                                8,046,094     3,245,085
6 to 12 months                                                               4,169,824     2,759,789
Over 12 months                                                               3,117,059     4,266,016
- ----------------------------------------------------------------------------------------------------
Total                                                                     $ 22,106,602  $ 11,326,933
- ----------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

TABLE 13: AVERAGE DEPOSIT COMPOSITION AND COST

                                                                        YEAR ENDED DECEMBER 31, 1997
                                                                    -------------------------------------
                                                                       AVERAGE       AVERAGE     PERCENT
                                                                       BALANCE        RATE      OF TOTAL
- ---------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                $  16,374,000           -       11.6%
- ---------------------------------------------------------------------------------------------------------
NOW/MMDA                                                               35,242,000       3.72%       24.9%
Savings                                                                 7,194,000       2.71%        5.1%
Certificate of deposit                                                 82,552,000       5.62%       58.4%
- ---------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                                     124,988,000       4.91%       88.4%
- ---------------------------------------------------------------------------------------------------------
  Total deposits                                                    $ 141,362,000       4.64%      100.0%
- ---------------------------------------------------------------------------------------------------------

                                                                         YEAR ENDED DECEMBER 31, 1996
                                                                     ------------------------------------
                                                                       AVERAGE       AVERAGE     PERCENT
                                                                       BALANCE        RATE      OF TOTAL
- ---------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits                                 $  7,753,000       0.00%       11.3%
- ---------------------------------------------------------------------------------------------------------
NOW/MMDA                                                               12,588,000       2.80%       18.4%
Savings                                                                 4,635,000       3.00%        6.8%
Certificates of deposit                                                43,391,000       5.78%       63.5%
- ---------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                                      60,614,000       4.95%       88.7%
- ---------------------------------------------------------------------------------------------------------
  Total deposits                                                     $ 68,367,000       4.39%      100.0%
- ---------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

INVESTMENT SECURITIES

    The following table presents the composition of the Company's securities portfolio as of December 31, 1997 and 1996.

TABLE 14: INVESTMENT SECURITIES

                                                                                  DECEMBER 31,
                                                                            -------------------------
                                                                                1997         1996
- -----------------------------------------------------------------------------------------------------
Investment securities - available for sale:
  US Government Agency                                                      $  6,432,635  $         -
  Mortgage-backed securities                                                  24,255,633            -
  Equity securities                                                            2,164,019      324,875
- -----------------------------------------------------------------------------------------------------
    Total investment securities-available-for-sale                            32,852,287      324,875
- -----------------------------------------------------------------------------------------------------
Investment securities-held to maturity:
  U.S. Treasury                                                                8,501,621    1,000,000
  Certificate of deposit                                                          99,000       99,000
- -----------------------------------------------------------------------------------------------------
    Total investment securities-held to maturity                               8,600,621    1,099,000
- -----------------------------------------------------------------------------------------------------
    Total investment securities                                             $ 41,452,908  $ 1,423,875
- -----------------------------------------------------------------------------------------------------

    The following table presents the maturity distribution of debt securities as of December 31, 1997:

TABLE 15: MATURITIES OF DEBT INVESTMENT SECURITIES

                                                       UP TO        1 YEAR        OVER
                                                     ONE YEAR     TO 5 YEARS     5 YEARS       TOTAL
- --------------------------------------------------------------------------------------------------------
US Government Agency                                $         -  $  6,432,635   $       -   $  6,432,635
- --------------------------------------------------------------------------------------------------------
U.S. Treasury                                         4,501,621     4,000,000           -      8,501,621
Certificate of deposit                                   99,000             -           -         99,000
- --------------------------------------------------------------------------------------------------------
    Total investment securites - held to maturity     4,600,621     4,000,000           -      8,600,621
- --------------------------------------------------------------------------------------------------------
    Total investment securities                     $ 4,600,621  $ 10,432,635   $       -   $ 15,033,256
- --------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

ITEM 7  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            1997           1996
- ----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $  13,240,476  $   5,323,984
Interest-bearing deposits                                                  32,676,735     27,186,076
Available-for-sale securities, at fair value (note 3)                      32,852,287        324,875
Investment securities, fair value of $8,642,595 and $1,097,438,
  respectively (note 3)                                                     8,600,621      1,099,000
Loans held for sale                                                        16,895,062      3,072,163
Loans receivable, net (notes 4 and 8)                                     142,458,340     90,822,410
Other real estate owned (note 5)                                            1,944,236              -
Federal Home Loan Bank of Atlanta stock, at cost (note 8)                   1,399,300        480,800
Property and equipment, net (note 6)                                        4,775,512      2,671,018
Accrued interest receivable                                                 1,433,529        712,614
Prepaid expenses and other assets                                             708,208        868,606
- ----------------------------------------------------------------------------------------------------
Total assets                                                            $ 256,984,306  $ 132,561,546
- ----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 7)                                                     $ 197,269,328  $ 102,289,146
  Short-term borrowings (note 8)                                           30,330,935      6,000,000
  Accrued expenses and other liabilities                                    2,418,387        476,398
- ----------------------------------------------------------------------------------------------------
Total liabilities                                                         230,018,650    108,765,544
- ----------------------------------------------------------------------------------------------------
Stockholders' equity (notes 9, 12 and 13):
  Common stock, $.05 par value; 20,000,000 shares authorized; 2,851,563
    and 2,627,263 shares issued and outstanding, respectively                 142,578        131,363
  Additional paid-in capital                                               29,825,503     27,350,118
  Accumulated deficit                                                      (3,331,568)    (3,696,904)
  Unrealized gain on available-for-sale securities, net of taxes              329,143         11,425
- ----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 26,965,656     23,796,002
- ----------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 4 and 6)
- ----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $ 256,984,306  $ 132,561,546
- ----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

                                                                            YEARS ENDED DECEMBER 31,
                                                                           --------------------------
                                                                               1997          1996
- -----------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                    $ 11,953,680  $  6,177,495
  Investments                                                                 1,839,664       558,950
  Mortgage-backed securities                                                    524,657             -
- -----------------------------------------------------------------------------------------------------
Total interest income                                                        14,318,001     6,736,445
- -----------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                    6,142,487     2,999,102
  Borrowed funds and other (note 8)                                             422,947       108,234
- -----------------------------------------------------------------------------------------------------
Total interest expense                                                        6,565,434     3,107,336
- -----------------------------------------------------------------------------------------------------
Net interest income                                                           7,752,567     3,629,109
Provision for loan losses (note 4)                                              471,959     1,039,636
- -----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           7,280,608     2,589,473
- -----------------------------------------------------------------------------------------------------
Noninterest income:
  Gain on sale of loans                                                         430,353       303,353
  Service fees on deposits                                                      864,533       336,662
  Other operating income                                                        577,442       103,898
  Gain on sale of securities                                                    479,360       330,030
- -----------------------------------------------------------------------------------------------------
Total noninterest income                                                      2,351,688     1,073,943
- -----------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                                              4,370,685     2,744,057
  Net occupancy                                                               1,269,291       786,825
  Deposit insurance premiums                                                     76,880       229,293
  Furniture, fixtures and equipment                                             360,407       253,394
  Professional services                                                         380,124       135,811
  Advertising                                                                   574,308       379,566
  Data processing                                                               533,244       452,090
  Other (note 11)                                                             1,894,021       855,699
- -----------------------------------------------------------------------------------------------------
Total noninterest expenses                                                    9,458,960     5,836,735
- -----------------------------------------------------------------------------------------------------
Income (loss) before income tax benefit                                         173,336    (2,173,319)
Income tax benefit (note 10)                                                   (192,000)            -
- -----------------------------------------------------------------------------------------------------
Net income (loss)                                                          $    365,336  $ (2,173,319)
- -----------------------------------------------------------------------------------------------------
Net income (loss) per common share (note 1):
  Basic                                                                    $       0.13  $      (1.72)
  Diluted                                                                          0.12         (1.72)
- -----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY



                                               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                               ------------------------------------------------------------------------------
                                                                                   UNREALIZED
                                NUMBER OF                                         HOLDING GAINS
                                SHARES OF              ADDITIONAL                 ON AVAILABLE-      NET
                                 COMMON      COMMON      PAID-IN    ACCUMULATED     FOR-SALE     STOCKHOLDERS'
                                  STOCK       STOCK      CAPITAL      DEFICIT      SECURITIES       EQUITY
- -------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1995             1,226,613   $  61,331   12,164,240   (1,523,585)            -     10,701,986
  Common stock issued, net of
    costs of issuance           1,400,650      70,032   15,185,878            -             -     15,255,910
  Net loss                              -           -            -   (2,173,319)            -     (2,173,319)
  Unrealized holding gain               -           -            -            -        11,425         11,425
- -------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    2,627,263     131,363   27,350,118   (3,696,904)       11,425     23,796,002
  Common stock issued, net of
    costs of issuance, and
    exercise of stock options
    and warrants                  224,300      11,215    2,475,385            -             -      2,486,600
  Net income                            -           -            -      365,336             -        365,336
  Unrealized holding gain               -           -            -            -       317,718        317,718
- -------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    2,851,563   $ 142,578   29,825,503   (3,331,568)      329,143     26,965,656
- -------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOW
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                    31,
                                                                        ----------------------------
                                                                            1997           1996
- ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $     365,336  $  (2,173,319)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Amortization of premiums and discounts on mortgage-backed
      securities, net                                                             172              -
    Amortization of unearned loan fees, net                                  (174,629)      (587,549)
    Amortization of premiums on deposits                                      (24,186)       (28,033)
    Amortization of premiums on loans                                          21,766         78,615
    Depreciation and amortization                                             541,911        417,760
    Gain on sale of securities                                               (479,360)      (330,030)
    Increase in accrued interest receivable                                  (720,915)      (510,910)
    Provision for loan losses                                                 471,959      1,039,636
    Net increase in mortgage loans held for sale                          (13,822,899)    (3,072,163)
    Net increase (decrease) in accrued expenses and other liabilities       1,734,895       (133,320)
    Increase in prepaids and other assets                                     160,398        (94,204)
- ----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (11,925,552)    (5,393,517)
- ----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Loan disbursements, net of principal repayments                         (53,553,970)   (61,794,502)
  Purchase of property and equipment                                       (2,646,405)    (1,216,889)
  Purchase of Federal Home Loan Bank of Atlanta stock                        (918,500)      (179,800)
  Sales of available-for-sale securities                                    5,043,851              -
  Purchase of available-for-sale securities                               (43,383,388)    (2,153,787)
  Purchase of investment securities                                        (7,491,719)    (1,000,000)
  Maturities of investment securities                                       6,000,000      2,170,367
  Proceeds from securities sold                                                     -      2,337,625
  Construction disbursements-other real estate owned                         (345,292)             -
  Principal repayments on mortgage backed securities                          806,223              -
- ----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (96,489,200)   (61,836,986)
- ----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                 95,004,368     60,830,538
  Net increase in other borrowings                                         15,330,935              -
  Proceeds from advances from Federal Home Loan Bank of Atlanta             9,000,000      6,000,000
  Proceeds of stock options and warrants                                      143,000              -
  Proceeds from stock issuance, net                                         2,343,600     15,255,910
- ----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 121,821,903     82,086,448
- ----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                      13,407,151     14,855,945
Cash and cash equivalents at beginning of year                             32,510,060     17,654,115
- ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  45,917,211  $  32,510,060
- ----------------------------------------------------------------------------------------------------
Supplemental information:
  Interest paid on deposits and borrowed funds                          $   6,440,215  $   2,938,407
  Real estate acquired in satisfaction of loans                             1,598,944              -
- ----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

DECEMBER 31, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION - First Mariner Bancorp (the "Company") is a bank holding company incorporated under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Company was organized as "MarylandsBank Corp." in May 1994, and the Company's name was changed to "First Mariner Bancorp" in May 1995. The Company owns 100% of common stock of First Mariner Bank (the "Bank").

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for losses on loans. Such agencies may require the Banks to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    LOAN FEES - Origination and commitment fees and direct origination costs on loans held for investment are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Unamortized loan fees are recognized in income when the related loans are sold or prepaid.

    SALES OF MORTGAGE LOANS - Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific identification method.

    INVESTMENT SECURITIES - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects.

    The Company designates securities into one of the three categories at the time of purchase. If a decline in value of an individual security classified as held to maturity or available for sale is judged to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

1. CONTINUED

be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Gains or losses on the sales of investments is calculated using a specific identification basis and is determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

    OTHER REAL ESTATE OWED - Other real estate owned is recorded at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter. Subsequent write-downs are included in noninterest expense, along with operating income net of related expenses of such properties and gains or losses realized upon disposition.

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization are eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

    INTANGIBLE ASSETS ACQUIRED - Intangible assets acquired in connection with certain acquisitions are amortized using the straight-line method over the estimated useful lives of the assets of ten years. Organization costs are being amortized over five years. These amounts are included in prepaid expenses and other assets.

    NONACCRUAL AND IMPAIRED LOANS - The allowance for losses on loans is determined based on management's review of the loan portfolio and analysis of the borrowers' ability to repay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans.

    Loans are placed in nonaccrual status when they are past-due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier when in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

    The Company identifies impaired loans and measures impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding charge to provision for loan losses. The Company does not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment.

    A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

1. CONTINUED
terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past-due. The Company generally considers a period of delay in payment to include delinquency up to 90 days.

    When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreements.

    INCOME TAXES - Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

    STATEMENTS OF CASH FLOWS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    NET INCOME (LOSS) PER SHARE - The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE in 1997 and, as required by the Statement, earnings per share (EPS) data presented for prior periods have been restated to conform to the new standard.

    In accordance with the provisions of the Statement, basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the "treasury stock" method.

    Information relating to the calculations of earnings per common share is summarized as follows:




                                                               YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                             1997                     1996
                                                    -----------------------  ----------------------

                                                       BASIC      DILUTED      BASIC      DILUTED
- ---------------------------------------------------------------------------------------------------
Net income (loss) used in EPS computation           $   365,336     365,336  (2,173,319) (2,173,319)
- ---------------------------------------------------------------------------------------------------
Weighted-average shares outstanding                   2,864,677   2,864,677   1,264,868   1,264,868
Dilutive securities - stock options and warrants              -     272,851           -           -
- ---------------------------------------------------------------------------------------------------
Adjusted weighted-average shares used in
  EPS computation                                     2,864,677   3,137,528   1,264,868   1,264,868
- ---------------------------------------------------------------------------------------------------



    STOCK-BASED COMPENSATION - The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

1. CONTINUED

acquire the stock. Information concerning the pro forma effects of using an optional fair value-based method to account for stock-based employee compensation plans is provided in note 9.

    RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 1997 and 1996, the required reserve balances were $375,000.

3. INVESTMENTS

    Investments are comprised of the following at December 31:




                                                                         1997
                                                  ---------------------------------------------------
                                                   AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                      COST         GAINS       LOSSES        VALUE

- -----------------------------------------------------------------------------------------------------
Available for sale securities:
  U.S. Government Agency due after one year
    through five years                            $  6,500,000           -       67,365     6,432,635
  Mortgage-backed securities                        24,122,529     133,104            -    24,255,633
  Equity securities                                  1,693,521     470,498            -     2,164,019
- -----------------------------------------------------------------------------------------------------
Total available for sale securities               $ 32,316,050     603,602       67,365    32,852,287
- -----------------------------------------------------------------------------------------------------
Investment securities -held to maturity:
  U.S. Treasury:
    Due in one year or less                       $  4,501,621      41,974            -     4,543,595
    Due after one year through five years            4,000,000           -            -     4,000,000
  Certificate of deposit--
    due in one year or less                             99,000           -            -        99,000
- -----------------------------------------------------------------------------------------------------
Total held to maturity investment securities      $  8,600,621      41,974            -     8,642,595
- -----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

3. CONTINUED

                                                                           1996
                                                    ---------------------------------------------------
                                                     AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                                       COST         GAINS        LOSSES        VALUE
- -------------------------------------------------------------------------------------------------------
Available for sale equity securities                $   313,450      11,425             -       324,875
- -------------------------------------------------------------------------------------------------------
Investment securities - held to maturity:
  U.S. Treasury:
    Due after one year through five years             1,000,000           -         1,562       998,438
  Certificate of deposit -
    due after one year through five years                99,000           -             -        99,000
- -------------------------------------------------------------------------------------------------------
Total held to maturity investment securities        $ 1,099,000           -         1,562     1,097,438
- -------------------------------------------------------------------------------------------------------

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

    Loans receivable are summarized as follows at December 31:

                                                                              1997          1996
- ----------------------------------------------------------------------------------------------------
Loans secured by first mortgages on real estate:
  Residential                                                             $  33,648,445   17,019,855
  Commercial                                                                 50,437,255   31,012,097
  Construction, net of undisbursed principal                                 30,602,219   24,875,932
- ----------------------------------------------------------------------------------------------------
Total first mortgage loans                                                  114,687,919   72,907,884
Commercial                                                                   24,118,724   17,096,663
Loans secured by second mortgages on real estate                                747,745      120,701
Consumer loans                                                                4,783,977    2,442,888
Loans secured by deposits and other                                             208,134      123,338
- ----------------------------------------------------------------------------------------------------
Total loans receivable                                                      144,546,499   92,691,474
- ----------------------------------------------------------------------------------------------------
Unamortized loan premiums                                                       139,564      205,311
Unearned loan fees, net                                                        (614,102)    (788,731)
Unearned loan discounts                                                               -      (43,981)
Allowance for losses on loans                                                (1,613,621)  (1,241,663)
- ----------------------------------------------------------------------------------------------------
Loans receivable, net                                                     $ 142,458,340   90,822,410
- ----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

4. CONTINUED


    Loans past due 90 days or more and still accruing totaled approximately $276,000 at December 31, 1997.


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

    The average recorded investment in impaired loans was approximately $589,000 and $257,000 at December 31, 1997 and 1996, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.
    Changes in the allowance for losses on loans are summarized as follows:

                                                                                1997         1996
- -----------------------------------------------------------------------------------------------------
Balance at beginning of year                                                 $ 1,241,663  $   376,287
Provisions for loan losses                                                       471,959    1,039,636
Charge-offs, net of recoveries                                                  (100,001)    (174,260)
- -----------------------------------------------------------------------------------------------------
Balance at end of year                                                       $ 1,613,621  $ 1,241,663
- -----------------------------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

6. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows at December 31:

                                                                                          ESTIMATED
                                                                                           USEFUL
                                                                   1997         1996        LIVES
- ----------------------------------------------------------------------------------------------------
Land                                                            $   391,540     391,540  -
Buildings and improvements                                        1,791,245     924,685  10-39 years
Leasehold improvements                                            1,216,242     585,816  10-33 years
Furniture, fixtures and equipment                                 2,576,477   1,427,058  5-7 years
- ----------------------------------------------------------------------------------------------------
Total property and equipment at cost                              5,975,504   3,329,099
Less accumulated depreciation and amortization                    1,199,992     658,081
- ----------------------------------------------------------------------------------------------------
Property and equipment, net                                     $ 4,775,512   2,671,018
- ----------------------------------------------------------------------------------------------------

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

    Minimum lease payments due for all locations for each of the next five years are as follows:

1998                                                                            $1,021,000
1999                                                                             1,021,000
2000                                                                             1,001,000
2001                                                                               903,000
2002                                                                               779,000
- ------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

7. DEPOSITS
    Deposits are summarized as follows at December 31:

                                                       1997                         1996
                                            ---------------------------  ---------------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                                            EFFECTIVE                    EFFECTIVE
                                               AMOUNT          RATE         AMOUNT          RATE
- ----------------------------------------------------------------------------------------------------
Noncertificate:
  Savings                                   $   8,005,604        2.75%   $   5,574,090        2.75%
  Interest-bearing demand deposits             14,078,998        0.90%       3,974,082        1.35%
  Money market accounts                        58,887,042        4.93%      15,165,312        3.51%
  Non-interest bearing demand deposits         24,006,079            -      15,583,651            -
- ----------------------------------------------------------------------------------------------------
Total noncertificate deposits                 104,977,723                   40,297,135
- ----------------------------------------------------------------------------------------------------
Certificates of deposit:
  Original maturities:
    Under 12 months                             6,460,689        5.16%       3,997,620        5.42%
    12 to 60 months                            78,345,018        5.85%      53,028,947        5.87%
  IRA and KEOGH                                 7,168,789        5.97%       4,725,944        5.70%
- ----------------------------------------------------------------------------------------------------
Total certificates of deposit                  91,974,496                   61,752,511
Accrued interest payable                          306,460                      204,665
Unamortized premium                                10,649                       34,835
- ----------------------------------------------------------------------------------------------------
Total deposits                              $ 197,269,328                $ 102,289,146
- ----------------------------------------------------------------------------------------------------

Scheduled certificate of deposit
 maturities:                                         % of total                 % of total
- -------------------------------------------------------------------------------------------
Under 6 months                         $ 37,717,676      41.01%   $ 10,891,971      17.64%
6 months to 12 months                    26,298,612      28.59%     12,504,458      20.25%
12 months to 24 months                   21,602,451      23.49%     35,915,826      58.16%
24 months to 36 months                    5,097,825       5.54%        826,104       1.34%
36 months to 48 months                      312,798       0.34%      1,614,152       2.61%
Over 48 months                              945,134       1.03%              -           -
- -------------------------------------------------------------------------------------------
Total certificates of deposit          $ 91,974,496     100.00%   $ 61,752,511     100.00%
- -------------------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

8. CONTINUED
    Certain information regarding borrowings are as follows:

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                 1997         1996
- -----------------------------------------------------------------------------------------------------
Amount outstanding at year-end:
  FHLB advances                                                              $ 15,000,000   6,000,000
  Short-term promissory notes                                                  15,330,935           -
Weighted average interest rate at year-end:
  FHLB advances                                                                     6.50%       6.95%
  Short-term promissory notes                                                       4.83%           -
Maximum outstanding at any month-end:
  FHLB advances                                                              $ 15,000,000   6,000,000
  Short-term promissory notes                                                  15,460,935           -
Average outstanding:
  FHLB advances                                                              $  1,904,000   1,950,000
  Short-term promissory notes                                                   4,128,000           -
Weighted average interest rate during the year:
  FHLB advances                                                                     6.05%       5.50%
  Short-term promissory notes                                                       5.47%           -
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

    Information with respect to stock options is as follows for the years ended December 31, 1997 and 1996:


                                                          1997                          1996
                                              ----------------------------  ----------------------------
                                                         WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                               SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
- --------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                180,600      $   10.00         15,000      $   10.00
Granted                                               -              -        166,300          10.00
Exercised                                        (3,800)         10.00              -              -
Forfeited                                        (1,500)         10.00           (700)         10.00
- --------------------------------------------------------------------------------------------------------
Outstanding at end of year                      175,300      $   10.00        180,600      $   10.00
- --------------------------------------------------------------------------------------------------------

    The weighted average remaining life of options outstanding at December 31,1997 was 8.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

Net loss                                As reported                             $2,173,319
                                        Pro forma                                2,908,319
Net loss per share-basic                As reported                                   1.72
                                        Pro forma                                     2.30
- ------------------------------------------------------------------------------------------

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

10. INCOME TAXES
    Income taxes benefit consists of the following for the years ended December 31:

                                                                                  1997       1996
- ----------------------------------------------------------------------------------------------------
Current                                                                        $        -          -
Deferred                                                                         (192,000)         -
- ----------------------------------------------------------------------------------------------------
                                                                               $ (192,000)         -
- ----------------------------------------------------------------------------------------------------

    Income taxes (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

                                                                                  1997       1996
- ----------------------------------------------------------------------------------------------------
Income tax expense (benefit) at federal corporate rate                         $   59,000   (739,000)
Nondeductible expenses                                                             12,000     (9,000)
Change in valuation allowance                                                    (216,000)   776,000
Other                                                                             (47,000)   (28,000)
- ----------------------------------------------------------------------------------------------------
                                                                               $ (192,000)         -
- ----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

10. CONTINUED
    The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

                                                                               1997          1996
- -----------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for losses on loans                                             $   518,000  $    300,000
  Excess of fair value of liabilities acquired over cost                              -        13,000
  Net operating loss carryforwards                                              821,000     1,076,000
  Interest and fees on loans                                                     59,000        43,000
- -----------------------------------------------------------------------------------------------------
Total gross deferred assets                                                   1,398,000     1,432,000
Less valuation allowance                                                       (918,000)   (1,341,000)
- -----------------------------------------------------------------------------------------------------
Net deferred tax assets                                                         480,000        91,000
Deferred tax liabilities:
  Depreciation                                                                   15,000             -
  Unrealized gain on investments available-for-sale                             207,000             -
  Federal Home Loan Bank stock dividends                                         12,000        12,000
  Excess of fair value of assets acquired over cost                              54,000        79,000
- -----------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                            288,000        91,000
- -----------------------------------------------------------------------------------------------------
Net deferred tax asset                                                      $   192,000  $          -
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

11. OTHER EXPENSES

    Other expense is comprised of the following for the years ended December 31:

                                                                                 1997        1996
- ----------------------------------------------------------------------------------------------------
Service and maintenance                                                       $   190,194  $ 122,080
Office supplies                                                                   148,624    148,400
Amortization of cost of intangible assets                                          74,927     74,927
Cost of ATM network                                                               240,637    145,207
Printing                                                                          192,057    129,849
Corporate insurance                                                               153,535     53,058
Other (a)                                                                         894,047    182,178
- ----------------------------------------------------------------------------------------------------
Total other expenses                                                          $ 1,894,021  $ 855,699
- ----------------------------------------------------------------------------------------------------

(a) No single item included in this category exceeded one percent of total income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

13. CONTINUED

    Regulatory capital amounts and ratios for the Company and the Bank as of December 31, 1997 and 1996, were:

                                                                                                      TO BE WELL
                                                                         MINIMUM REQUIREMENTS      CAPITALIZED UNDER
                                                                             FOR CAPITAL           PROMPT CORRECTIVE
                                                      ACTUAL              ADEQUACY PURPOSES         ACTION PROVISION
                                              -----------------------  ------------------------  ----------------------
                                                 AMOUNT       RATIO      AMOUNT        RATIO       AMOUNT       RATIO
- -----------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997
Total capital (to risk weighted assets):
  Consolidated                                $ 28,040,136      18.2%   12,299,264        8.0%    15,374,080      10.0%
  The Bank                                      19,442,427      12.0%   12,988,640        8.0%    16,235,800      10.0%
Tier 1 capital (to risk weighted assets):
  Consolidated                                  26,426,515      17.2%    6,149,632        4.0%     9,224,448       6.0%
  The Bank                                      17,828,806      11.0%    6,494,324        4.0%     9,741,486       6.0%
Tier 1 capital (to average assets):
  Consolidated                                  26,424,515      15.0%    7,051,320        4.0%     8,814,150       5.0%
  The Bank                                      17,828,806      10.2%    6,986,280        4.0%     8,732,850       5.0%
AS OF DECEMBER 31, 1996
Total capital (to risk weighted assets):
  Consolidated                                  24,752,739      18.8%   10,532,145        8.0%    13,165,181      10.0%
  The Bank                                      19,050,803      14.2%   10,710,877        8.0%    13,388,597      10.0%
Tier 1 capital (to risk weighted assets):
  Consolidated                                  23,511,076      17.9%    5,266,072        4.0%     7,899,108       6.0%
  The Bank                                      17,809,140      13.3%    5,355,439        4.0%     8,033,158       6.0%
Tier 1 capital (to average assets):
  Consolidated                                  23,511,076      19.5%    4,832,127        4.0%     6,040,159       5.0%
  The Bank                                      17,809,140      14.7%    4,834,224        4.0%     6,042,781       5.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 1997 and 1996.

    The carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                                                  1997                     1996
                                                         ----------------------  ------------------------
                                                         CARRYING    ESTIMATED    CARRYING     ESTIMATED
                                                           VALUE    FAIR VALUE      VALUE     FAIR VALUE
- ---------------------------------------------------------------------------------------------------------
Assets:
  Cash and interest-bearing deposits                     $  45,917      45,917       32,510       32,510
  Investment securities                                     41,453      41,495        1,424        1,422
  Accrued interest receivable                                1,434       1,434          713          713
  Loans receivable                                         142,458     143,322       90,822       90,933
  Loans held for sale                                       16,895      16,895        3,072        3,072
Liabilities:
  Deposit accounts                                         197,269     197,754      102,289      102,629
  FHLB advances                                             15,000      15,000        6,000        6,000
  Other borrowings                                          15,331      15,331            -            -
Off balance sheet instruments:
  Commitments to extend credit                                   -           -            -            -
  Loans sold with recourse                                       -           -            -            -
  Unused lines of credit                                         -           -            -            -
- ---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

    CASH ON HAND AND IN BANKS - The carrying amount for cash on hand and in banks approximates fair value due to the short maturity of these instruments.

    FEDERAL FUNDS SOLD - The carrying amount for federal funds sold approximates fair value due to the overnight maturity of these instruments.

    INVESTMENT SECURITIES - The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

    LOANS - Loans were segmented into portfolios with similar financial characteristics such as residential, multifamily and nonresidential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories.
    The fair value of fixed rate loans was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate. Variable rate loans were assumed to be at market value.
    The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Company's historical loss percentage for each specific loan category.

    ACCRUED INTEREST RECEIVABLE - The carrying amount of accrued interest receivable approximates its fair value.

    DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposit, money market and savings accounts, is equal to the carrying amounts. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

    ACCRUED INTEREST PAYABLE - The carrying amount of accrued interest payable approximates its fair value.

    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The rates and terms of the Company's fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. It is impractical to assign fair values to these instruments.
    The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

    LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market and financial instrument information. These estimates also include judgments regarding future economic conditions, expected loss and risk assessments. Not included was any estimate of a premium or discount that could result from offering for sale at one time the company's entire holdings of a financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

15. FINANCIAL INFORMATION OF PARENT COMPANY

    The following is financial information of First Mariner Bancorp (parent company only):



                                                                                   DECEMBER 31,
                                                                             -----------------------
STATEMENTS OF FINANCIAL CONDITION                                               1997         1996
- -----------------------------------------------------------------------------------------------------
Assets:
  Cash                                                                     $  7,166,876     6,027,542
  Available-for-sale securities                                               2,164,019       324,875
  Investment in subsidiary                                                   18,165,407    18,163,028
  Other assets                                                                   38,806        18,812
- -----------------------------------------------------------------------------------------------------
Total Assets                                                               $ 27,535,108    24,534,257
- -----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
  Other liabilities                                                        $    569,452       738,255
  Stockholders' equity                                                       26,965,656    23,796,002
- -----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 $ 27,535,108    24,534,257
- -----------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS                                                       1997          1996
- -----------------------------------------------------------------------------------------------------
Income:
  Interest income                                                          $    294,488        42,689
  Gain on sale of securities                                                    455,279       330,030
  Other income                                                                   20,158             -
- -----------------------------------------------------------------------------------------------------
Total income                                                                    769,925       372,719
- -----------------------------------------------------------------------------------------------------
Expenses:
  Salaries and employee benefits                                                523,616       239,950
  Amortization of intangibles                                                     7,272         7,263
  Professional services                                                          52,134             -
  Other expenses                                                                 15,946        15,116
- -----------------------------------------------------------------------------------------------------
Total expenses                                                                  598,968       262,329
- -----------------------------------------------------------------------------------------------------
Income before income tax benefit                                                170,957       110,390
Income tax benefit                                                             (192,000)            -
- -----------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of the Bank                    362,957       110,390
Equity in undistributed net income (loss) in the Bank                             2,379    (2,283,709)
- -----------------------------------------------------------------------------------------------------
Net income (loss)                                                          $    365,336    (2,173,319)
- -----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

15. CONTINUED



                                                                                  DECEMBER 31,
                                                                           --------------------------
STATEMENTS OF CASH FLOWS                                                       1997          1996
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Income before equity in undistributed net income of the Bank             $    362,957       110,390
  Depreciation and amortization                                                   7,272         7,263
  Increase (Decrease) in accrued expenses and other liabilities                (168,803)      696,224
  Increase in prepaids and other assets                                         (27,266)       (7,243)
  Gain on sale of securities                                                   (455,279)     (330,030)
  Other                                                                             (90)       (3,947)
- -----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                            (281,209)      472,657
- -----------------------------------------------------------------------------------------------------
Net cash flows from investing activities:
  Investment in subsidiaries                                                          -   (10,500,000)
  Purchase of available for sale securities                                  (1,561,865)   (2,153,787)
  Sale of available for sale securities                                         495,718     2,170,367
- -----------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                  (1,066,147)  (10,483,420)
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities - proceeds from stock issuance,
  options and warrants exercised net                                          2,486,600    15,255,910
- -----------------------------------------------------------------------------------------------------
Net increase in cash and temporary investments                                1,139,244     5,245,147
Cash and temporary investments at beginning of year                           6,027,542       782,395
- -----------------------------------------------------------------------------------------------------
Cash and temporary investments at end of year                              $  7,166,786     6,027,542
- -----------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

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

                                                     KPMG PEAT MARWICK LLP

February 27, 1998
Baltimore, MD

DIRECTORS AND OFFICERS
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

BOARD OF DIRECTORS

Edwin F. Hale, Sr.
CHAIRMAN OF THE BOARD &
CHIEF EXECUTIVE OFFICER
FIRST MARINER BANCORP
FIRST MARINER BANK

Joseph A. Cicero
PRESIDENT AND CHIEF OPERATING OFFICER
FIRST MARINER BANCORP
CHIEF OPERATING OFFICER
FIRST MARINER BANK

George H. Mantakos
EXECUTIVE VICE PRESIDENT
FIRST MARINER BANCORP
PRESIDENT
FIRST MARINER BANK

Barry B. Bondroff
MANAGING DIRECTOR
GRABUSH, NEWMAN & CO., P.A.

Rose M. Cernak
PRESIDENT
OBRYCKI'S CRAB HOUSE, INC.

Christopher P. D'Anna
VICE PRESIDENT
MARS SUPER MARKETS, INC.

Bruce H. Hoffman
EXECUTIVE DIRECTOR
MARYLAND STADIUM AUTHORITY

Melvin S. Kabik
COMMERCIAL REAL ESTATE INVESTOR

R. Andrew Larkin
PRESIDENT
MARYLAND REALTY INVESTMENTS CORP.

John J. Matricciani
PRESIDENT
THE MATRICCIANI COMPANY

Dennis C. McCoy
GOVERNMENTAL AFFAIRS--MARYLAND, INC.

Walter L. McManus, Jr.
PRESIDENT
CASTLEWOOD REALTY COMPANY, INC.

John Oliver
CEO AND PUBLISHER
AFRO-AMERICAN PUBLISHING CO.

James P. O'Conor
CHAIRMAN & CHIEF EXECUTIVE OFFICER
O'CONOR, PIPER & FLYNN

Governor William Donald Schaefer
OF COUNSEL
GORDON, FEINBLATT, ROTHMAN
HOFFBERGER AND HOLLANDER, LLC DIRECTOR EMERITUS

Hanan Y. Sibel
CHAIRMAN & CHIEF EXECUTIVE OFFICER
CHAIMSON BROKERAGE CO., INC.

Leonard Stoler
OWNER & PRESIDENT
LEN STOLER INC.

FIRST MARINER BANCORP
SENIOR OFFICERS

Edwin F. Hale, Sr.
CHAIRMAN & CHIEF EXECUTIVE OFFICER

Joseph A. Cicero
PRESIDENT & CHIEF OPERATING OFFICER

George H. Mantakos
EXECUTIVE VICE PRESIDENT

Kevin M. Healey
SENIOR VICE PRESIDENT
CONTROLLER

Eugene A. Friedman
VICE PRESIDENT
CORPORATE SECRETARY

FIRST MARINER MORTGAGE
COMPANY

Brett J. Carter
PRESIDENT

Lynda J. Jeffers
SENIOR VICE PRESIDENT

Albert Kavalsky
SENIOR VICE PRESIDENT

William A. Benner
VICE PRESIDENT

Deborah J. Leypoldt
VICE PRESIDENT

FIRST MARINER BANK
SENIOR OFFICERS

Edwin F. Hale, Sr.
CHAIRMAN & CHIEF EXECUTIVE OFFICER

George H. Mantakos
PRESIDENT

Joseph A. Cicero
CHIEF OPERATING OFFICER

M. Neil Brownawell, II
SENIOR VICE PRESIDENT
COMMERCIAL LENDING

Kevin M. Healey
SENIOR VICE PRESIDENT & CONTROLLER

Jane A. Higgins
SENIOR VICE PRESIDENT
RETAIL AND OPERATIONS

William A. Murphy
SENIOR VICE PRESIDENT
COMMERCIAL LENDING

Robert P. Warr
SENIOR VICE PRESIDENT
COMMERCIAL LENDING

John Winkler
SENIOR VICE PRESIDENT
COMMERCIAL LENDING

Rodney J. Baker
VICE PRESIDENT
CONSUMER LENDING

Kathy J. Bennett
VICE PRESIDENT
BRANCH ADMINISTRATION

Frank Ciesla
VICE PRESIDENT
BRANCH ADMINISTRATION

Frances Crawford
VICE PRESIDENT
BRANCH ADMINISTRATION

Robert Friday, Jr.
VICE PRESIDENT
BRANCH ADMINISTRATION

Eugene A. Friedman
VICE PRESIDENT & CORPORATE SECRETARY

Linda D. Gaunt
VICE PRESIDENT
BRANCH ADMINISTRATION

Linda R. Heier
VICE PRESIDENT
BRANCH ADMINISTRATION

Kenneth C. Jones
VICE PRESIDENT
FACILITIES

Wayne W. Spencer
VICE PRESIDENT
BRANCH ADMINISTRATION

Gerard T. Stanczyk
VICE PRESIDENT
SYSTEMS

William F. Thompson
VICE PRESIDENT
INTERNAL AUDIT

Lila E. Yingling
VICE PRESIDENT
OPERATIONS

SHAREHOLDER INFORMATION
- -------------------------------------------------------------
                                            FIRST MARINER BANCORP AND SUBSIDIARY

First Mariner Bancorp's periodic reports filed with the Securities and Exchange Commission are available without charge to stockholders and other interested parties. To request those publications, or if you have questions about First Mariner Bancorp, you are invited to contact:

INVESTOR RELATIONS

First Mariner Bancorp
1801 South Clinton Street
Baltimore, MD 21224
410-342-2600

TRANSFER AGENT AND REGISTRAR

American Transfer & Trust Company
40 Wall Street
New York, NY 10005
212-936-5100

Communications concerning changes of address, lost certifcate and transfer requests should be directed to the Transfer Agent.

ANNUAL MEETING

The 1998 Annual Meeting of Stockholders will be held on May 12, 1998 at Sparrows Point Country Club, 919 Wise Avenue, Baltimore, Maryland.

1997 ANNUAL REPORT AND 10-K

This report is submitted for the general information of the stockholders of First Mariner Bancorp and is not intended to be used in connection with any sale or purchase of securities. Copies of Form 10-K are available without charge from the Corporate Secretary of First Mariner Bancorp.

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

ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(A) Exhibit 21 - List of subsidiaries
    Exhibit 27 - Financial data schedule

(B) No reports filed on Form 8-K

Recent Common Stock Prices

     The Company's Common Stock is traded on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq") National Market tier of the Nasdaq Stock Market under the symbol "FMAR".

     The following table illustrates high and low sale prices of the Company's Common Stock for the periods indicated.



                                              Low             High
                                          -----------     ------------
1997 QUARTER ENDED:
     Fourth quarter                         $ 15.250        $ 17.000
     Third quarter                            12.375          17.125
     Second quarter                           12.000          13.125
     First quarter                            12.375          13.750
1995 QUARTER ENDED:
     *




*  First Mariner Bancorp issued an initial stock offering in December 1996.

SIGNATURES



    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FIRST MARINER BANCORP



                                 By:  /s/ Edwin F. Hale, Sr.
                                    -------------------------------------------
                                                   Edwin F. Hale Sr.
                                          Chairman and Chief Executive Officer