Form 10-Q
period 1998-06-30
FIRST MARINER BANCORP
filed 1998-08-14
CIK 946090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FOR 10-Q

 (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
 For the quarterly period ended JUNE 30, 1998.
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the transition period from _______________________.

Commission file number:  0-21815

                              FIRST MARINER BANCORP
                              ---------------------
             (Exact name of registrant as specified in its charter)

               MARYLAND                                52-1834860
               --------                                ----------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

1801 SOUTH CLINTON STREET, BALTIMORE, MD      21224             410-342-2600
----------------------------------------      -----             ------------
(Address of principal executive offices)    (Zip Code)        (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days. Yes /X/   No / /

         The number of shares of common stock outstanding as of August 13, 1998 is 3,164,925 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION

                                                                            PAGE

  Item 1 -        Financial Statements
                  Consolidated Statements of Financial Condition at
                    June 30, 1998 (unaudited) and at December 31, 1997.........3

                  Consolidated Statements of Operations for the Three and Six
                    Months Ended June 30, 1998 and June 30, 1997 (unaudited)...4

                  Consolidated Statements of Cash Flow for the
                    Six Months Ended June 30, 1998
                    and June 30, 1997 (unaudited)..............................5

                  Notes to Consolidated Financial Statements (unaudited).......6

Item 2 -          Management's discussion and analysis of
                  financial condition and results of operations................8

Item 3 -          Quantitative and Qualitative Disclosures about
                  Market Risk.................................................13

PART II - OTHER INFORMATION

Item 1 -  Legal proceedings...................................................15
Item 2 -  Changes in securities and use of proceeds...........................15
Item 3 -  Defaults on senior securities.......................................15
Item 4 -  Submission of matters to a vote of security holders.................15
Item 5 -  Other information...................................................15
Item 6 -  Exhibits and reports on Form 8-K....................................15

Signatures....................................................................16

Part 1
Item 1

                                   First Mariner Bancorp and Subsidiary
                              Consolidated Statements of Financial Condition

                                                                            June 30,        December 31,
                                                                              1998              1997
------------------------------------------------------------------------------------------------------------
ASSETS                                                                    (Unaudited)
Cash and due from banks                                                   $    20,688,402     $  13,240,476
Interest-bearing deposits                                                      20,334,020        32,676,735
Available-for-sale securities, at fair value                                   95,366,757        32,852,287
Investment securities, fair value of $6,525,703 and $8,642,595

   respectively                                                                 6,503,234         8,600,621
Mortgage loans held for sale                                                   13,578,014        16,895,062
Loans receivable                                                              183,785,446       144,071,961
  Allowance for loan losses                                                    (1,885,317)       (1,613,621)
                                                                       -------------------------------------
  Loans, net                                                                  181,900,129       142,458,340
Other real estate owned                                                         2,050,856         1,944,236
Federal Home Loan Bank of Atlanta stock, at cost                                1,750,000         1,399,300
Property and equipment                                                          6,219,822         4,775,512
Accrued interest receivable                                                     1,747,921         1,433,529
Prepaid expenses and other assets                                               2,829,864           708,208
------------------------------------------------------------------------------------------------------------
      Total assets                                                         $  352,969,019      $256,984,306
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                 $  222,725,310      $197,269,328
  Federal Home Loan Bank advances                                              35,000,000        15,000,000
  Other borrowings                                                             41,469,091        15,330,935
  Company-obligated mandatorily redeemable preferred
   securities of a trust holding solely parent company
   subordinated debt securities                                                20,000,000                 -
  Accrued expenses and other liabilities                                        6,370,365         2,418,387
------------------------------------------------------------------------------------------------------------
      Total liabilities                                                       325,564,766       230,018,650
------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     authorized; 3,164,925  and 3,136,719 shares issued
     and outstanding respectively                                                 158,246           156,836

Additional paid-in capital                                                     34,374,715        34,088,589
Accumulated deficit                                                            (7,334,870)       (7,608,912)
Accumulated other comprehensive income, net of taxes                              206,162           329,143

------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                27,404,253        26,965,656
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $  352,969,019      $256,984,306
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      First Mariner Bancorp and Subsidiary
                               Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                          June 30, 1998        June 30, 1997       June 30, 1998     June 30, 1997
                                          -------------        -------------       -------------     -------------
Interest income:
 Loans                                    $   4,286,947        $   2,722,112       $   8,071,337     $   5,247,200
 Investments                                  1,111,539              438,207           1,988,199           817,505

------------------------------------------------------------------------------------------------------------------
Total interest income                         5,398,486            3,160,319          10,059,536         6,064,705
------------------------------------------------------------------------------------------------------------------

Interest expense:
 Deposits                                     2,197,174            1,322,890           4,263,614         2,464,728
 Borrowed funds and other                       432,419               33,594             586,298            75,803
------------------------------------------------------------------------------------------------------------------
Total interest expense                        2,629,593            1,356,484           4,849,912         2,540,531
------------------------------------------------------------------------------------------------------------------
Net interest income                           2,768,893            1,803,835           5,209,624         3,524,174

Provision for loan losses                       217,000              100,762             369,467           235,762

------------------------------------------------------------------------------------------------------------------
Net interest income after provision
for loan losses                               2,551,893            1,703,073           4,840,157         3,288,412
------------------------------------------------------------------------------------------------------------------

Noninterest income:
 Gain on sale of loans                          347,491               80,613             584,319           152,416
 Service fees on deposits                       505,630              298,013             897,996           512,831
 Gain on sale of securities                     150,618               69,247             435,415            69,247
 Other operating income                         134,791               42,333             253,483           120,755
------------------------------------------------------------------------------------------------------------------
Total noninterest income                      1,138,530              490,206           2,171,213           855,249
------------------------------------------------------------------------------------------------------------------
Noninterest expenses:
 Salaries and employee benefits               1,591,219            1,019,474           3,062,402         1,896,150
 Net occupancy                                  429,274              269,360             828,792           493,379
 Deposit insurance premiums                      30,949               17,011              58,356            30,036
 Furniture, fixtures and equipment              186,374              103,289             334,871           201,288
 Professional services                          134,191               38,330             294,684            76,894
 Advertising                                    182,487              138,171             352,979           254,571
 Data processing                                216,721               95,999             408,721           196,999
 Other                                          765,613              447,639           1,365,628           906,262
------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                    3,536,828            2,129,273           6,706,433         4,055,579
------------------------------------------------------------------------------------------------------------------

Income before taxes                             153,595               64,006             304,937            88,082

Provision for income taxes                            -                    -                   -                 -

------------------------------------------------------------------------------------------------------------------
Net income                                $     153,595        $      64,006       $     304,937     $      88,082
------------------------------------------------------------------------------------------------------------------

Net income per common share:
   Basic                                  $        0.05        $        0.02       $        0.10     $        0.03
   Diluted                                $        0.04        $        0.02       $        0.08     $        0.03
------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     First Mariner Bancorp and Subsidiary
                               Consolidated Statements of Cash Flow (Unaudited)
                                For the six months ended June 30, 1998 and 1997

                                                                      1998             1997
                                                                  ------------     ------------
Cash flows from operating activities:

Net income                                                        $    304,937     $     88,082
Adjustments to reconcile net income to net cash
   used by operating activities:
   Amortization of unearned loan fees, net                            (367,100)        (351,493)
   Amortization of premiums on deposits                                (10,649)         (12,093)
   Amortization of discounts on loans                                  (28,506)         (32,874)
   Depreciation and amortization                                       402,943          290,579
   Provision for loan losses                                           369,467          235,762
   Gain on sale of securities                                         (435,415)         (69,247)
   Gain on sale of residential mortgages                              (584,319)        (152,416)
   Change in mortgage loans held for sale                            3,901,367        5,993,000
   Increase (decrease) in accrued interest receivable                 (314,382)         336,377
   Net increase in accrued expenses and other liabilities            3,951,978        1,107,509
   Net increase in prepaids and other assets                        (2,081,751)      (1,570,360)
------------------------------------------------------------------------------------------------
Net cash used in operating activities                                5,108,570        5,862,826
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Loan disbursements, net of principal repayments                 (39,851,160)     (31,772,797)
   Purchase of property and equipment                               (1,883,811)      (1,158,517)
   Purchases of Federal Home Loan Bank of Atlanta stock               (350,700)        (452,100)
   Sale of available-for-sale securities                             1,256,649          260,000
   Purchase of available-for-sale securities                       (72,640,967)     (14,893,970)
   Maturity of available-for-sale securities                         6,500,000                -
   Maturity of investment securities                                 2,099,000                -
   Purchase of investment securities                                         -       (2,000,000)
   Principal repayments of available-for-sale securities             2,677,313          123,972
   Construction disbursements-other real estate owned                 (137,049)               -
   Sale of other real estate owned                                     465,939                -
------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (101,864,786)     (49,893,412)
------------------------------------------------------------------------------------------------
Cash flows form financing activities:
   Net increase in deposits                                         25,466,631       26,390,220
   Proceeds from advances from Federal Home Loan Bank of Atlanta    30,000,000       10,000,000
   Proceeds of other borrowings                                     26,138,156        5,189,449
   Repayment of advances from Federal Home Loan Bank of Atlanta    (10,000,000)      (6,000,000)
   Proceeds from stock issuance, net                                   256,640        2,343,600
   Proceeds from trust preferred securities offering                20,000,000                -
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           91,861,427       37,923,269
------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (4,894,789)      (6,107,317)
Cash and cash equivalents at beginning of period                    45,917,211       32,510,060
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $41,022,422      $26,402,743
------------------------------------------------------------------------------------------------
Supplemental information:
   Interest paid on deposits and borrowed funds                    $4,703,127       $ 2,416,196
   Real estate acquired in satisfaction of loans                      435,510           640,386
------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST MARINER BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION

         The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

         Certain reclassifications have been made to amounts previously reported to conform with current classifications. Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - COMPREHENSIVE INCOME

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in financial statements that are displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period of transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other accumulated comprehensive income. The accumulated balance of other accumulated comprehensive income is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. The adoption of SFAS No. 130 resulted primarily in the Company reporting unrealized gains and losses on available-for-sale securities in other comprehensive income.

                                                        Six months ended
                                                            June 30,
                                                        1998         1997
                                                        ----         ----
Net income                                           $  304,937    $  88,082
Changes in accumulated other comprehensive
  income-unrealized gains (losses) on investments      (122,981)     420,107
                                                     -----------------------
Total comprehensive income                           $  181,956    $ 508,189
                                                     =======================

NOTE 3 - REDEEMABLE TRUST PREFERRED SECURITIES

         Company-obligated mandatorily redeemable preferred securities of a trust holding solely parent company subordinated debt securities (trust preferred securities) consist of 2,000,000 securities with a liquidation amount of $10 per security, which were issued in June 1998 by a statutory business trust, Mariner Capital Trust. The trust is a wholly owned subsidiary of the Company because the Company owns all of the securities of the trust that possess general voting powers. The trust used the proceeds of the trust preferred securities to purchase at par $20,600,000 of 8.3% junior subordinated debentures of the Company due June 30, 2028. On July 24, 1998, an additional 145,000 securities were issued by Mariner Capital Trust pursuant to an option granted to the underwriter. The trust used these proceeds to purchase at par $1,513,401 of 8.3% of junior subordinated debentures of the Company due June 30, 2028. The junior subordinated debentures are the sole assets of the trust.

         Payments to be made by the trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payments to be made by the Company on the debentures. Considered together, the obligations of the Company constitute a full and unconditional guarantee of the trust's obligations under the trust preferred securities.

         Distributions on the trust preferred securities are payable from interest payments received on the debentures and are due quarterly at a rate of 8.3% of the liquidation amount, subject to deferral for up to five years under certain conditions. Distributions payable are included in operating expenses. Redemptions of the trust preferred securities are payable at the liquidation amount from redemption payments received on the debentures. The Company may redeem the debentures at par at any time after June 30, 2003.

NOTE 4 - PER SHARE DATA

         On May 12, 1998, the Board of Directors declared a 10% stock dividend payable to shareholders of record on May 26, 1998. Average shares outstanding and all per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

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

         Information relating to the calculation of earnings per common share is summarized as follows:

                                                      Three Months Ended              Six Months Ended
                                                 JUNE 30, 1998  JUNE 30, 1997   JUNE 30, 1998  JUNE 30, 1997
                                                 -------------  -------------   -------------  -------------

                                                ------------------------------------------------------------
Net income-basic and diluted                    $      153,595  $      64,006   $     304,937  $      88,082
                                                ------------------------------------------------------------
Weighted-average shares outstanding                  3,159,000      3,120,989       3,150,749      3,092,912
Dilutive securities-options and warrants               430,244        209,350         439,168        230,827
                                                ------------------------------------------------------------
Adjusted weighted-average shares
 outstanding-dilutive                                3,589,244      3,330,339       3,589,917      3,323,739
                                                ------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations, and unknown outcomes. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, changes in regulations applicable to the Company's business, changes in tax policies, changes in interest rates, deposit flow, the cost of funds, demand for loan products and financial services, changes in the Company's competitive position, changes in the quality or composition of loan and investment portfolios, and the ability of the Company to manage growth.

THE COMPANY

         The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 18 full service branches and 33 Automated Teller Machines ("ATMs").

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $352,969,019 at June 30, 1998, compared to $256,984,306 at December 31, 1997, increasing $95,984,713 or 37.35% for the six months of 1998. Earning assets increased $84,821,505 or 35.87% to $321,317,471 from $236,495,966, primarily due to purchases of available-for-sale securities.

         The investment portfolio, consisting of available-for-sale and held-to-maturity securities increased $60,417,083 from December 31, 1997 as the Company engaged in a leverage strategy as a result of the completion of the issuance of $20 million of trust preferred securities of Mariner Capital Trust, a trust established by the Company for financing purposes. These trust preferred securities are classified as long term borrowings for balance sheet purposes, but a portion of the proceeds qualify as Tier 1 Capital for regulatory purposes. Interest bearing deposits as of June 30, 1998 fell $12,342,715 to $20,334,020 when compared to the December 31, 1997 balance of $32,676,735. Investment securities designated as available-for-sale and interest-bearing deposits represent a significant source of liquidity as of June 30, 1998.

         The investment portfolio at carrying value consists of the following:

                                           Available-for-Sale                    Held-to-Maturity
                                       June 30,        December 31,         June 30,        December 31,
                                         1998              1997               1998              1997
                                         ----              ----               ----              ----
U.S. Treasury securities and agency
   notes                              $    2,005,443    $    6,500,000    $     6,503,234    $    8,600,621
Mortgage backed securities                86,385,747        24,122,529                  -                 -
Other securities                           6,639,688         1,693,521                  -                 -
Unrealized gains                             335,879           536,237                  -                 -
                                      ---------------------------------------------------------------------
   Total investment securities        $   95,366,757    $   32,852,287    $     6,503,234    $    8,600,621
                                      ---------------------------------------------------------------------

         Total loans receivable increased $39,713,485 or 27.57% to $183,785,446 for the first six months of 1998. The majority of the increase was real estate secured loans. Mortgage loans held for sale decreased $3,317,048 from $16,895,062 at December 31, 1997 to $13,578,014 at June 30, 1998, reflecting an accelerated pace of delivery of residential mortgages to investors by the Bank's mortgage banking subsidiary, First

Mariner Mortgage Corporation. First Mariner Mortgage Corporation originated $93,704,000 of residential mortgages during the first six months of 1998 in comparison to approximately $27,460,000 during the first six months of 1997.

The loan portfolio was comprised of the following:

                                   June 30, 1998                  December 31, 1997
                           ------------------------------------------------------------
                                               Percent                         Percent
                                Amount         of Total            Amount      of Total
                                ------         --------            ------      --------
TYPE OF LOANS
Commercial                   $ 26,263,722       14.27%          $ 24,118,724    16.69%
Commercial real estate
and construction (1)          100,340,784       54.51%            81,039,474    56.06%
Residential real estate        46,384,838       25.20%            34,396,190    23.80%
Consumer and other             11,081,902        6.02%             4,992,111     3.45%
                           ------------------------------------------------------------
   Total loans                184,071,246      100.00%           144,546,499   100.00%
Add:
  Unamortized loan premiums       106,690                            139,564

Less:
  Unearned income                 392,490                            614,102
                            -------------                      -------------
     Net loans              $ 183,785,446                      $ 144,071,961
                            -------------                      -------------

(1)  Net of undisbursed principal

CREDIT RISK MANAGEMENT

         The second quarter provision for loan losses in 1998 was $217,000 resulting in a year-to-date provision for loan losses of $369,467, which compares to $235,762 for the six month period ended June 30, 1997. The allowance for loan losses stands at $1,885,317 at June 30, 1998 compared to $1,613,621 at December 31, 1997. As of June 30, 1998 the provision for loan losses is 1.03% of outstanding loans as compared to 1.22% at June 30, 1997.

Activity in the allowance for loan losses is as follows:

                                                                           Six Months Ended
                                                                    ----------------------------------
                                                                    June 30, 1998        June 30, 1997
                                                                    -------------        -------------
Allowance for loan losses, beginning of period                      $   1,613,621        $   1,241,663
                                                                    ----------------------------------
Loans charged off:
  Commercial                                                              (25,000)                   -
  Real estate                                                             (70,000)                   -
  Consumer                                                                 (4,167)                   -
                                                                    ----------------------------------
     Total loans charged off                                              (99,167)                   -
                                                                    ----------------------------------
Recoveries
  Commercial                                                                    -                    -
  Real estate                                                                   -                    -
  Consumer                                                                  1,396                    -
                                                                    ----------------------------------
    Total recoveries                                                        1,396                    -
                                                                    ----------------------------------



    Net chargeoffs                                                        (97,771)                   -
                                                                    ----------------------------------
Provision for loan losses                                                 369,467              235,762
                                                                    ----------------------------------
Allowance for loan losses, end of period                            $   1,885,317        $   1,477,425
                                                                    ==================================

Loans (net of premiums and discounts)
   Period-end balance                                                 183,785,446          117,573,476
   Average balance during period                                      162,173,000          105,921,000
Allowance as percentage of period-end loan balance                           1.03%                1.22%

Percent of average loans:
   Provision for loan losses (annualized)                                    0.46%                0.45%
   Net chargeoffs (annualized)                                               0.12%                0.00%

         Non-performing assets, expressed as a percentage of total assets, decreased to 0.81% at June 30, 1998 from 1.36% at December 31, 1997, reflecting the decrease in loans on nonaccrual basis. Nonaccrual loans were $793,000 at June 30, 1998 compared to $1,550,000 at December 31, 1997 as the result of payments received on these loans. Non-performing assets were as follows:

                                             June 30,      December 31,        June 30,
                                               1998           1997              1997
                                               ----           ----              ----
Loans on nonaccrual basis                 $      793,000   $   1,550,000   $   2,473,000
Real estate acquired by foreclosure            2,051,000       1,944,000         640,000
                                          ----------------------------------------------
   Total non-performing assets            $    2,844,000   $   3,494,000   $   3,113,000
                                          ===============================================
Loans past-due 90 days or more            $       49,000   $     276,000   $   1,558,000
                                          ===============================================

         At June 30, 1998, the allowance for loan losses represented 237.7% of nonaccruing loans compared to 104.1% at December 31, 1997. Management believes the allowance for loan losses at June 30, 1998 is adequate.

         Deposits were $222,725,310 as of June 30, 1998, increasing $25,455,982 or 12.90% from the December 31, 1997 balance of $197,269,328. The increase in deposits is attributable to activity generated by an advertising campaign and the expanding branch network. Since January 1997, the Company has opened six branch banking offices, two of which have been in supermarket locations. Federal Home Bank of Atlanta advances and other borrowings increased by $46,138,156 as of June 30, 1998 from $30,330,935 as of December 31, 1997 to $76,469,091 at June 30, 1998. The Company's offering of Trust Preferred securities was completed on June 30, 1998 in the amount of $20,000,000. The increase in borrowings was part of the Company's leverage strategy whereby these funds were used primarily to purchase available-for-sale mortgage backed securities at a positive net interest margin.

RESULTS OF OPERATIONS

         NET INTEREST INCOME. Second quarter net interest income before provision for loan losses was $2,768,893 in the second quarter of 1998, an increase of 53.50% over $1,803,835 in the second quarter of 1997, reflecting primarily an increase of $87,788,000 in average earning assets. The increase in average earning assets was comprised of an increase of $42,082,000 in average loans and $45,706,000 in average investments, primarily available-for-sale mortgage backed securities. For the six month period ended June 30, net interest income before provision for loan losses was $5,209,624 in 1998 compared to $3,524,174 in 1997 reflecting an increase of 47.83%. The net yield on earning assets was 4.41% for the first six months of 1998 as compared to 5.18% for the comparable period of 1997.

         NONINTEREST INCOME AND EXPENSES-Noninterest income increased $648,324 or 132.26% for the second quarter of 1998 to $1,138,530 from $490,206 in the second quarter of 1997. For the six month period in 1998, noninterest income was $2,171,213 compared to $855,249 for the six month period of 1997, an increase of $1,315,964 or 153.87%. The principal reasons were gains on sale of securities, gains on sale of loans and an increase in deposit related fees. The increase in service charge on deposits was a result of an increase in the number of ATMs from 26 at June 30, 1997 to 33 at June 30, 1998 and an increase in overdraft fees relating to a greater number of transaction account holders. The increase in the gains on sale of loans was a result of the greater volume of residential mortgage loans originated and sold by First Mariner Mortgage Corporation.

         Second quarter noninterest expense increased $1,407,555 or 66.10% to $3,536,828 in 1998 from $2,129,273 in 1997. For the six month period ended June 30, 1998, noninterest expense was $6,706,433 compared to the six month period ended June 30, 1997 of $4,055,579, an increase of $2,650,854 or 65.36%. Increases in almost all areas were incurred to support the substantially increased asset base and the expanding branch network.

         INCOME TAXES- The Company did not recognize any income tax benefit or expense for the six months ended June 30, 1998 or 1997 due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity increased $438,597 or 1.63% in the first six months of 1998 to $27,404,253 from $26,965,656 as of December 31, 1997. No cash dividends have been declared by the Company since its inception. A ten percent stock dividend was declared on May 12, 1998 and paid to stockholders of record on May 26, 1998.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:

                                                           At June 30,
                                                    -------------------------
                                                          (unaudited)
                                                      1998          1997
Regulatory capital ratios
   Leverage
     Consolidated                                       13.2%           9.6%
     The Bank                                           11.9%          11.0%
   Tier 1 capital to risk weighted assets
     Consolidated                                       16.3%          13.7%
     The Bank                                           14.8%          11.5%
   Total capital to risk weighted assets
     Consolidated                                       22.2%          14.5%
     The Bank                                           15.7%          12.5%

         The Bank's principal sources of liquidity are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, stock investments, money market mutual funds, interest bearing deposit and available-for-sale securities. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time and are influenced by anticipated deposit flows and loan growth.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION No. 131. No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements issued to shareholders. No. 131 is effective for financial statements periods beginning after December 15, 1997. Management intends to adopt its provision during 1998.

         In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships must be designated as new and documented pursuant to the provisions of SFAS No. 133. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. It should not be applied retroactively to financial statements of prior periods. Management is in the process of evaluating the potential impacts of this new accounting standard.

YEAR 2000 ACTION PLAN

         In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). The Plan identifies the process by which the Company will address Year 2000 related issues. It also establishes a committee represented by all departments of the Company, led by senior management, assigned the responsibility to complete Year 2000 preparations, with a targeted completion date of December 31, 1999. The Plan includes phases as follows: awareness; assessment, renovation; validation; and implementation.

         The Company relies heavily upon its third party service bureau to provide its data processing services. The Company reviewed the Year 2000 plan established by its data processing service bureau and regularly evaluates the progress being made. In addition, the Company is working with other vendors to ensure timely completion of the Year 2000 project.

         Costs associated with the Year 2000 project will primarily include costs incurred to upgrade existing software and hardware not currently Year 2000 compliant. The Company estimates that these costs will be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. Actual costs are not expected to exceed $500,000 over a period of eighteen months.

ITEM 3 - Quantitative and qualitative disclosures about market risk

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB"). Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At June 30, 1998, the Company had a one year cumulative negative gap of approximately $36.6 million or 10.4% of total assets.

PART II - Other Information

Item 1 - Legal proceedings - None

Item 2 - Changes in securities and use of proceeds - None
Item 3 - Defaults on senior securities - None
Item 4 - Submission of matters to a vote of security holders - None
Item 5 - Other information
         On June 30, 1998, the Registrant's subsidiary, Mariner Capital
         Trust, closed a public offering of its 8.3% Trust Preferred Securities. Gross proceeds were $20,000,000. The Registrant sold $20,600,000 of its 8.3% Junior Subordinated Debentures Due June 30, 2028 to the Trust in connection with the transaction.
         A stock dividend of 10% was declared on May 12, 1998 payable to stockholders of record on May 26, 1998.
Item 6 - Exhibits and reports on Form 8-K
         (a) Exhibit Number
             27 - Financial Data Schedule

         (b) Reports on Form 8-K - None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST MARINER BANCORP

Date: 8/14/98                          By: /s/ Edwin F. Hale Sr.
      -------                             -----------------------------------
                                           Edwin F. Hale Sr.
                                           Chairman and Chief Executive Officer

Date: 8/14/98                          By: /s/ Kevin M. Healey
      -------                             -----------------------------------
                                           Kevin M. Healey
                                          Controller (Financial Chief Officer)