Form 10-Q
period 1998-09-30
FIRST MARINER BANCORP
filed 1998-11-16
CIK 946090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

 (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.
                                                 -------------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from                      .
                                                          --------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes __X__ No ____


     The number of shares of common stock outstanding as of November 12, 1998 is 3,164,925 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION


                                                                              Page
                                                                              ----
Item 1 -  Financial Statements

          Consolidated Statements of Financial Condition at
             September 30, 1998 (unaudited) and at December 31, 1997............3

          Consolidated Statements of Operations for the Three and Nine
             Months Ended September 30, 1998 and September 30, 1997
             (unaudited)........................................................4

          Consolidated Statements of Cash Flow for the
             Nine Months Ended September 30, 1998
             and September 30, 1997 (unaudited).................................5

          Notes to Consolidated Financial Statements (unaudited)................6

Item 2 -  Management's discussion and analysis of
          financial condition and results of operations.........................8

Item 3 -  Quantitative and Qualitative Disclosures about
          Market Risk..........................................................16


PART II - OTHER INFORMATION

Item 1 - Legal proceedings.....................................................18
Item 2 - Changes in securities and use of proceeds.............................18
Item 3 - Defaults on senior securities.........................................18
Item 4 - Submission of matters to a vote of security holders...................18
Item 5 - Other information.....................................................18
Item 6 - Exhibits and reports on  Form 8-K.....................................18

Signatures.....................................................................19

                      First Mariner Bancorp and Subsidiary
                 Consolidated Statements of Financial Condition


                                                                     September 30,       December 31,
                                                                         1998                1997
                                                                    -------------       -------------
ASSETS                                                               (Unaudited)

Cash and due from banks ......................................      $  24,083,505       $  13,240,476
Interest-bearing deposits ....................................          2,779,217          32,676,735
Available-for-sale securities, at fair value .................        181,683,636          32,852,287
Investment securities, fair value of $6,566,094 and $8,642,595
   respectively ..............................................          6,501,736           8,600,621
Mortgage loans held for sale .................................         11,494,214          16,895,062
Loans receivable .............................................        219,107,816         144,071,961
  Allowance for loan losses ..................................         (2,223,763)         (1,613,621)
                                                                    -------------       -------------
  Loans, net .................................................        216,884,053         142,458,340
Other real estate owned ......................................          2,031,210           1,944,236
Federal Home Loan Bank of Atlanta stock, at cost .............          2,500,000           1,399,300
Property and equipment .......................................          6,940,857           4,775,512
Accrued interest receivable ..................................          2,597,447           1,433,529
Prepaid expenses and other assets ............................          2,306,188             708,208
                                                                    -------------       -------------
      Total assets ...........................................      $ 459,802,063       $ 256,984,306
                                                                    -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ...................................................      $ 243,527,117       $ 197,269,328
  Federal Home Loan Bank advances ............................         48,000,000          15,000,000
  Other borrowings ...........................................        111,756,393          15,330,935
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely debentures
    of the Company ...........................................         21,450,000                 --
  Accrued expenses and other liabilities .....................          6,821,731           2,418,387
                                                                    -------------       -------------
      Total liabilities ......................................        431,555,241         230,018,650
                                                                    -------------       -------------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     authorized; 3,164,925  and 3,136,719 shares issued
     and outstanding, respectively ...........................            156,836             158,246
Additional paid-in capital ...................................         34,374,715          34,088,589
Accumulated deficit ..........................................         (7,153,574)         (7,608,912)
Accumulated other comprehensive income, net of taxes .........            867,435             329,143
                                                                    -------------       -------------
     Total stockholders' equity ..............................         28,246,822          26,965,656
                                                                    -------------       -------------

Total liabilities and stockholders' equity ...................      $ 459,802,063       $ 256,984,306
                                                                    -------------       -------------


See accompanying notes to consolidated financial statements.

                      First Mariner Bancorp and Subsidiary
                Consolidated Statements of Operations (Unaudited)


                                           Three Months Ended                  Nine Months Ended
                                        September 30,   September 30,      September 30,   September 30,
                                            1998            1997               1998            1997
                                         -----------      -----------      -----------      -----------
Interest income:
 Loans                                   $ 4,803,896      $ 3,174,842      $12,875,233      $ 8,422,042
 Investments                               2,909,633          608,048        4,897,832        1,425,553
                                         -----------      -----------      -----------      -----------
Total interest income                      7,713,529        3,782,890       17,773,065        9,847,595
                                         -----------      -----------      -----------      -----------
Interest expense:
 Deposits                                  2,383,569        1,681,598        6,647,183        4,146,326
 Borrowed funds and other                  2,135,030           97,625        2,721,328          173,428
                                         -----------      -----------      -----------      -----------
Total interest expense                     4,518,599        1,779,223        9,368,511        4,319,754
                                         -----------      -----------      -----------      -----------
Net interest income                        3,194,930        2,003,667        8,404,554        5,527,841

Provision for loan losses                    338,000          129,742          707,467          365,504

                                         -----------      -----------      -----------      -----------
Net interest income after provision
for loan losses                            2,856,930        1,873,925        7,697,087        5,162,337
                                         -----------      -----------      -----------      -----------

Noninterest income:
 Gain on sale of loans                       500,793          127,177        1,085,112          279,593
 Service fees on deposits                    654,941          339,596        1,552,937          852,427
 Gain on sale of securities                   22,241          166,911          457,656          236,158
 Other operating income                      243,814           92,626          497,297          213,381
                                         -----------      -----------      -----------      -----------
Total noninterest income                   1,421,789          726,310        3,593,002        1,581,559
                                         -----------      -----------      -----------      -----------

Noninterest expenses:
 Salaries and employee benefits            1,933,665        1,285,961        4,996,067        3,182,111
 Net occupancy                               473,278          309,135        1,302,070          802,514
 Deposit insurance premiums                   31,257           25,387           89,613           55,423
 Furniture, fixtures and equipment           210,720          102,910          545,591          304,198
 Professional services                       185,558           35,602          480,242          112,496
 Advertising                                 172,358          136,968          525,337          391,539
 Data processing                             231,724          143,000          640,445          339,999
 Cleaning and Maintenance                    102,462           47,987          276,683          136,912
 ATM Expenses                                128,268           28,989          297,787          171,693
 Other                                       628,132          379,852        1,650,020        1,054,485
                                         -----------      -----------      -----------      -----------

Total noninterest expenses                 4,097,422        2,495,791       10,803,855        6,551,370
                                         -----------      -----------      -----------      -----------

Income before taxes                          181,297          104,444          486,234          192,526
Provision for income taxes                      --              1,250             --              1,250
                                         -----------      -----------      -----------      -----------
Net income                               $   181,297      $   103,194      $   486,234      $   191,276
                                         -----------      -----------      -----------      -----------
Net income per common share:
   Basic                                 $      0.05      $      0.03      $      0.15      $      0.06

   Diluted                                      0.05             0.03             0.14             0.06
                                         -----------      -----------      -----------      -----------


See accompanying notes to consolidated financial statements.

                      First Mariner Bancorp and Subsidiary
                Consolidated Statements of Cash Flow (Unaudited)
              For the nine months ended September 30, 1998 and 1997


Cash flows from operating activities:                                                  1998                1997
                                                                                   -------------       -------------

Net income                                                                         $     486,234       $     191,276
Adjustments to reconcile net income to net cash used by operating activities:
   Amortization of unearned loan fees, net                                              (352,487)           (522,001)
   Amortization of premiums on deposits                                                  (10,649)            (18,140)
   Amortization of discounts on loans                                                     39,659              49,310
   Depreciation and amortization                                                         751,735             445,090
   Provision for loan losses                                                             707,467             365,505
   Gain on sale of securities                                                            457,656)           (236,158)
   Gain on sale of residential mortgages                                              (1,085,112)           (279,593)
   Change in mortgage loans held for sale                                              6,485,960          (6,622,244)
   Increase in accrued interest receivable                                            (1,163,918)           (455,795)
   Net increase (decrease) in accrued expenses and other liabilities                   4,403,344             (56,937)
   Net increase in prepaid expenses and other assets                                  (1,992,867)           (922,312)
                                                                                   -------------       -------------
Net cash used in operating activities                                                  7,811,710          (8,061,999)
                                                                                   -------------       -------------
Cash flows from investing activities:
   Loan disbursements, net of principal repayments                                   (75,255,862)        (43,460,783)
   Purchase of property and equipment                                                 (2,879,098)         (1,652,032)
   Purchases of Federal Home Loan Bank of Atlanta stock                               (1,100,700)           (419,700)
   Sale of available-for-sale securities                                              11,198,016           2,337,625
   Purchase of available-for-sale securities                                        (172,007,452)        (22,496,207)
   Maturity of available-for-sale securities                                           6,500,000                --
   Maturity of investment securities                                                   2,099,000                --
   Purchase of investment securities                                                        --            (3,401,938)
   Principal repayments of available-for-sale securities                               6,830,825             454,779
   Construction disbursements-other real estate owned                                   (607,318)               --
   Sale of other real estate owned                                                       955,854                --
                                                                                   -------------       -------------
Net cash used in investing activities                                               (224,266,735)        (68,638,256)
                                                                                   -------------       -------------
Cash flows from financing activities:
   Net increase in deposits                                                           46,268,438          71,174,482
   Proceeds from long term advances from Federal Home Loan Bank of Atlanta            43,000,000           5,000,000
   Net proceeds of other borrowings                                                   96,425,458           6,832,592
   Repayment of long term advances from Federal Home Loan Bank of Atlanta            (10,000,000)         (6,000,000)
   Proceeds from stock issuance and exercise of stock options and
      warrants, net                                                                      256,640           2,343,600
   Proceeds from trust preferred securities offering                                  21,450,000                --
                                                                                   -------------       -------------
Net cash provided by financing activities                                            197,400,536          79,350,674
                                                                                   -------------       -------------
Decrease in cash and cash equivalents                                                (19,054,489)          2,650,419
Cash and cash equivalents at beginning of period                                      45,917,211          32,510,060
                                                                                   -------------       -------------
Cash and cash equivalents at end of period                                         $  26,862,722       $  35,160,479
                                                                                   -------------       -------------
Supplemental information:
   Interest paid on deposits and borrowed funds                                    $   8,862,873       $   4,319,754
   Real estate acquired in satisfaction of loans                                         435,510           1,862,143
                                                                                   -------------       -------------




See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

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


                                                                      Nine months ended
                                                                        September 30,
                                                                     1998          1997
                                                                     ----          ----

Net income                                                        $  486,234      $  191,276
Changes in accumulated other comprehensive income-unrealized
  gains on investments                                               538,292         456,352
                                                                  ----------      ----------
Total comprehensive income                                        $1,024,526      $  647,628
                                                                  ----------      ----------
                                                                  ----------      ----------



Note 3 - Redeemable Trust Preferred Securities

     Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding debentures of the Company (trust preferred securities) consist of 2,145,000 securities with a liquidation amount of $10 per security, which were issued in June 1998 by a statutory business trust, Mariner Capital Trust (the "Trust"). The Trust is a wholly owned subsidiary of the Company because the Company owns all of the securities of the Trust that possesses general voting powers. The Trust used the proceeds of the trust preferred securities to purchase at par $22,113,401 of 8.3% junior subordinated debentures of the Company due June 30, 2028. The junior subordinated debentures are the sole assets of the Trust.

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

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the "treasury stock" method.

     Information relating to the calculation of earnings per common share is summarized as follows:


                                                 Three Months Ended                         Nine Months Ended
                                          September 30, 1998  September 30, 1997   September 30, 1998   September 30, 1997
                                          ------------------  ------------------   ------------------   ------------------

Net income-basic and diluted                   $  181,297        $  103,194            $  486,234            191,276
                                                ---------         ---------             ---------          ---------
                                                ---------         ---------             ---------          ---------

Weighted-average shares outstanding             3,164,925         3,122,199             3,155,526          3,102,782
Dilutive securities-options and
warrants                                          376,226           261,998               419,244            241,699
                                                ---------         ---------             ---------          ---------
Adjusted weighted-average shares
outstanding-dilutive                            3,541,151         3,384,197             3,574,770          3,344,481
                                                ---------         ---------             ---------          ---------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations, and unknown outcomes. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, changes in regulations applicable to the Company's business, successful implementation of Company's branch expansion strategy, its concentration in real estate lending, increased competition, changes in technology, particularly internet banking, impact of interest rates, possibility of economic recession or slow down (which could impact credit quality, adequacy of loan loss reserve and loan growth) and control by and dependency on key personnel, particularly Edwin
F. Hale, Sr., chairman of the board of directors and CEO of the Company.

The Company

     The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 22 full service branches and 36 Automated Teller Machines ("ATMs").

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

     The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

     The Company's total assets were $459,802,063 at September 30, 1998, compared to $256,984,306 at December 31, 1997, increasing $202,817,757 or 79%
for the nine months of 1998. Earning assets increased $187,570,653 or 79% to $424,066,619 from $236,495,966, primarily due to increases in loans outstanding of $75,035,855 and available-for-sale securities.

     The investment portfolio, consisting of available-for-sale and held-to-maturity securities increased $146,732,464 from December 31, 1997 as the Company engaged in a leverage strategy in the third quarter as a result of the completion of the issuance of $21.450 million of trust preferred securities of Mariner Capital Trust, a trust established by the Company for financing purposes. These trust preferred securities are classified as long term borrowings for balance sheet purposes, but a portion of the proceeds qualify as Tier 1 Capital for regulatory purposes. Interest bearing deposits as of September 30, 1998 decreased by $2,779,217 to $29,897,518 when compared to the December 31, 1997 balance of $32,676,735. Investment securities designated as available-for-sale and interest-bearing deposits represent a significant source of liquidity as of September 30, 1998.

     The investment portfolio at carrying value consists of the following:


                                                Available-for-Sale                    Held-to-Maturity
                                         September 30,     December 31,      September 30,      December 31,
                                             1998              1997               1998              1997
                                             ----              ----               ----              ----
U.S. Treasury securities and agency
   notes                                 $       --        $  6,500,000      $  6,501,736      $  8,600,621

Mortgage backed securities                155,466,850        24,122,529              --                --
Trust preferred securities                 17,089,314              --                --                --
Other securities                            7,714,251         1,693,521              --                --
Unrealized gains                            1,413,221           536,237              --                --
                                         ------------      ------------      ------------      ------------
   Total investment securities           $181,683,636      $ 32,852,287      $  6,501,736      $  8,600,621
                                         ------------      ------------      ------------      ------------
                                         ------------      ------------      ------------      ------------


     Total loans receivable increased $75,035,855 or 52% to $219,107,816 for the first nine months of 1998. The majority of the increase was real estate secured loans. Mortgage loans held for sale decreased $5,400,848 from $16,895,062 at December 31, 1997 to $11,494,214 at September 30, 1998, reflecting an accelerated pace of delivery of residential mortgages to investors by the Bank's mortgage banking subsidiary, First Mariner Mortgage Corporation. First Mariner Mortgage Corporation originated $155,813,000 of residential mortgages during the first nine months of 1998 in comparison to approximately $48,725,000 during the first nine months of 1997. An increase in loan production staff and a favorable interest rate environment (lower interest rates) were significant factors in this growth in residential mortgages.

The loan portfolio was comprised of the following:


                                    September 30, 1998             December 31, 1997
                                ------------------------------------------------------
                                                 Percent                      Percent
                                    Amount       of Total          Amount     of Total
                                    ------       --------          ------     --------
Type of Loans
-------------
Commercial                      $ 32,763,080       14.94%      $ 24,118,724     16.69%
Commercial real estate and
  construction (1)               115,264,241       52.57%        81,039,474     56.06%
Residential real estate           54,330,440       24.78%        34,396,190     23.80%
Consumer and other                16,912,859        7.71%         4,992,111      3.45%
                                ------------       -----       ------------     -----
   Total loans                   219,270,620      100.00%       144,546,499    100.00%

Add:
  Unamortized loan premiums           99,905                        139,564

Less:
  Unearned income                    262,709                        614,102
                                ------------                    ------------
   Loans receivable             $219,107,816                    $144,071,961
                                ------------                    ------------
                                ------------                    ------------

(1) Net of undisbursed principal

Credit Risk Management

     The third quarter provision for loan losses in 1998 was $338,000 resulting in a year-to-date provision for loan losses of $707,467, which compares to $365,504 for the nine month period ended September 30, 1997. The allowance for loan losses stands at $2,223,763 at September 30, 1998 compared to $1,613,621 at December 31, 1997. As of September 30, 1998 the allowance for loan losses is 1.01% of outstanding loans as compared to 1.14% at September 30, 1997.

Activity in the allowance for loan losses is as follows:


                                                                   Nine months ended
                                                        ---------------------------------------
                                                        September 30, 1998   September 30, 1997

Allowance for loan losses, beginning of period          $   1,613,621        $   1,241,663
                                                        -------------        -------------
Loans charged off:
  Commercial                                                  (42,869)            (100,000)
  Real estate                                                 (70,000)                --
  Consumer                                                    (11,656)                --
                                                        -------------        -------------
     Total loans charged off                                 (124,525)            (100,000)
                                                        -------------        -------------

Recoveries
  Commercial                                                    7,615                 --
  Real estate                                                   4,082                 --
  Consumer                                                     15,503                 --
                                                        -------------        -------------
    Total recoveries                                           27,200                 --
                                                        -------------        -------------
    Net chargeoffs                                            (97,325)            (100,000)
                                                        -------------        -------------
Provision for loan losses                                     707,467              365,504
                                                        -------------        -------------
Allowance for loan losses, end of period                $   2,223,763        $   1,507,167
                                                        -------------        -------------
                                                        -------------        -------------
Loans receivable
   Period-end balance                                     219,107,816          132,376,000
   Average balance during period                          175,327,000          113,700,000
Allowance as percentage of period-end loan balance               1.01%                1.14%

Percent of average loans:
   Provision for loan losses (annualized)                        0.54%                0.43%
   Net chargeoffs (annualized)                                   0.07%                0.12%


     Non-performing assets, expressed as a percentage of total assets, decreased to 0.61% at September 30, 1998 from 1.36% at December 31, 1997, reflecting the decrease in loans on nonaccrual basis and the significant increase in assets. Nonaccrual loans were $775,000 at September 30, 1998 compared to $1,550,000 at December 31, 1997 as the result of payments received on these loans. Non-performing assets were as follows:


                                              September 30,    December 31,     September 30,
                                                  1998            1997              1997
                                               ----------       ----------       ----------

Loans on nonaccrual basis                      $  775,000       $1,550,000       $1,771,000
Real estate acquired by foreclosure             2,031,000        1,944,000        1,862,000
                                               ----------       ----------       ----------
   Total non-performing assets                 $2,806,000       $3,494,000       $3,633,000
                                               ----------       ----------       ----------
                                               ----------       ----------       ----------

Loans past-due 90 days or more                 $  369,000       $  276,000       $  696,000
                                               ----------       ----------       ----------
                                               ----------       ----------       ----------
Nonaccrual loans as a percentage of loans             0.4%             1.1%             1.2%


     In November 1998, the Company placed on nonaccrual status a $486,000 residential construction loan consisting of 9 partially completed townhouse units in Harford County, Maryland. The Company is currently evaluating its alternatives regarding the project which may include foreclosing and completing the project or selling the property as is. The Company does not anticipate any significant loss at this time.

     At September 30, 1998, the allowance for loan losses represented 287.0% of nonaccruing loans compared to 104.1% at December 31, 1997. Management believes the allowance for loan losses at September 30, 1998 is adequate.

     Deposits were $243,527,117 as of September 30, 1998, increasing $46,257,789 or 23% from the December 31, 1997 balance of $197,269,328. The increase in deposits is attributable to activity generated by an ongoing advertising campaign and the addition of new branches this year. Since January 1998, the Company has opened six branch banking offices, three of which have been in supermarket locations. Federal Home Bank of Atlanta advances and other borrowings increased by $129,425,458 as of September 30, 1998 from $30,330,935 as of December 31, 1997 to $159,756,393 at September 30, 1998. The other borrowings consist of long-term repurchase agreements with investment banking firms with convertible or callable options of approximately one to two years. The gross proceeds of the offering of preferred securities by the Company's trust subsidiary in the amount of $21,450,000 were used to purchase the Company's 8.3% Junior Subordinated Debentures due June 30, 2028. The increase in borrowings primarily was part of the Company's leverage strategy whereby these funds were used to purchase available-for-sale mortgage backed securities at a positive net interest margin.

Results of Operations

     Net Interest Income. Net interest income before provision for loan losses was $3,194,930 for the third quarter of 1998, an increase of 59% over $2,003,667 for the third quarter of 1997, reflecting primarily an increase of $216,143,000 in average earning assets. The increase in average earning assets was comprised of an increase of $73,706,000 in average loans and $142,437,000 in average investments, primarily available-for-sale mortgage backed securities. For the nine month period ended September 30, net interest income before provision for loan losses was $8,404,554 in 1998 compared to $5,527,841 in 1997 reflecting an increase of 52%. The net yield on earning assets was 3.91% for the first nine months of 1998 as compared to 5.01% for the comparable period of 1997. The decline in the net yield on earning assets was primarily due to the leveraging strategy adopted by the Company in 1998 whereby available-for-sale securities were funded by borrowings at significantly lower interest rate spreads than were generally available in the loan and deposit portfolios.

     Noninterest Income and Expenses-Noninterest income increased $695,479 or 96% for the third quarter of 1998 to $1,421,789 from $726,310 for the third quarter of 1997. For the nine month period in 1998, noninterest income was $3,593,002 compared to the nine month period in 1997 of $1,581,559, an increase of $2,011,443 or 127%. The principal reasons for the increase were gains on sale of securities, gains on sale of loans and an increase in deposit related fees. The increase in service charge on deposits was a result of an increase in the number of ATM's from 26 at September 30, 1997 to 36 at September 30, 1998 and an increase in overdraft fees relating to a greater number of transaction account holders. The increase in the gains on sale of loans was a result of the greater volume of residential mortgage loans originated and sold by First Mariner Mortgage Corporation.

     Third quarter noninterest expense increased $1,601,631 or 64% to $4,097,422 in 1998 from $2,495,791 in the third quarter of 1997. For the nine month period ended September 30, 1998, noninterest expense was $10,803,855 compared to the nine month period ended September 30, 1997 of $6,551,370, an increase of $4,252,485 or 65%. Increases in almost all categories of expense and mortgage banking were incurred to support the substantially increased asset base and the expanding branch network.

     Income Taxes- The Company did not recognize any income tax benefit or expense for the nine months ended September 30, 1998 due to the availability of net operating loss carryforwards.


Liquidity and Capital Resources

     Stockholders' equity increased $1,281,166 or 5% in the first nine months of 1998 to $28,246,822 from $26,965,656 as of December 31, 1997. No cash dividends have
been declared by the Company since its inception. A ten percent stock dividend was declared on May 12, 1998 and paid to stockholders of record on May 26, 1998.

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

     The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:


                                                          At September 30,
                                                          --------------
                                                            (unaudited)
                                                        1998            1997
                                                        ----            ----
Regulatory capital ratios
   Leverage
     Consolidated                                        8.8%          13.3%
     The Bank                                            8.0%           9.8%
   Tier 1 capital to risk weighted assets
     Consolidated                                       14.5%          15.7%
     The Bank                                           13.1%          10.9%
   Total capital to risk weighted assets
     Consolidated                                       20.4%          16.6%
     The Bank                                           14.0%          11.8%


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


YEAR 2000 ACTION PLAN

     In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). This plan is consistent with the mandates and guidelines set forth by the FDIC and FFIEC. As part of the plan the Company has established a senior management committee to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In developing the Plan the committee identified five phases: Awareness, Assessment, Renovation, Validation, and Implementation. The last four phases consist of (1) inventorying Year 2000 affected items, (2) assigning priorities to identified items, (3) assessing the Year 2000 compliance of items determined to be material to the company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for items identified as critical.

     The awareness phase is a continuing effort to educate employees, customers, business partners and vendors of the impact of the Year 2000 issues. The effort is well under way through communication with the appropriate constituencies and required training for all employees.

     During the assessment phase which was completed by September 30, 1998, an inventory database was created that details all hardware, software, facilities equipment, and vendors. Each item was assigned a priority based on its importance to the operations of the company and the risk associated with non compliance. The critical areas were identified as the core banking system of deposits and loans, (outsourced to NCR), the Automated Teller Machine (ATM) network, the communication and telephone systems, the operating systems, and the credit card processing system. In addition, the Company has assessed non-information technology systems as well including the alarm systems at the various locations of the Company.

     The validation phase has been completed for our major mission critical processor NCR. On May 9, 1998, a Year 2000 test was conducted to validate the changes made to the NCR system. The test was considered a success although future testing to assure integration with other key systems of the Bank is anticipated for 1999. Approximately 90% of the Company's ATM's have been upgraded to be compliant with Year 2000. The remaining ATM's, which are from a different vendor, are currently being evaluated and are anticipated to be compliant by April 1999. The validation and renovation, if necessary, of other mission critical and material operating and support systems will continue through June 1999. As these systems are found to be non compliant they will be renovated, modified or replaced with validation tests conducted to assure future compliance. Contingency planning for all mission critical functions is underway and will be completed by June 1999.

     The reasonably likely worst case scenario that management believes at this time may occur would be that the branch banking network, including deposit processing could be off-line immediately following year end, 1999. This off-line processing would have minimal impact if the length of time that this condition existed is limited. To plan for this scenario, the Company will provide every branch with the necessary data to process transactions at their locations. In addition, to accommodate all branches, the customer call center located at headquarters will have a complete trial balance of all accounts for all branch locations.

Costs

     Total costs associated with the Plan will primarily include costs incurred to upgrade the existing software and hardware not currently Year 2000 compliant. The Company expects that these costs would be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. To date, the Company has not spend any funds on consultants; however, the Company has spent approximately $36,000 on making its ATM's Year 2000 compliant and approximately $1,000 on education and training seminars for Company personnel. The Company does not track internal costs for personnel devoted the Year 2000 issues; however, one individual has spend a significant amount of time overseeing the project and many other individuals have spent numerous hours to ensure the Company will be compliant. Actual costs are not expected to exceed $500,000 over a period of eighteen months.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowing. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 1998, the Company had a one year cumulative negative gap of approximately $3.647 million or 1% of total assets.

PART II - Other Information

Item 1 - Legal proceedings - None

Item 2 - Changes in securities and use of proceeds - None

Item 3 - Defaults on senior securities - None

Item 4 - Submission of matters to a vote of security holders - None

Item 5 - Other information - None

Item 6 - Exhibits and reports on Form 8-K

          (a)  Exhibit Number

               27   - Financial Data Schedule

          (b) On October 26, 1998, the Company filed on Form 8-K an announcement that it had completed the acquisition of approximately 18.9% of the outstanding shares of common stock of Glen Burnie Bancorp on October 19, 1998.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIRST MARINER BANCORP



Date:   11/16/98                   By:  /s/ Edwin F. Hale Sr.
        --------                        ---------------------
                                           Edwin F. Hale Sr.
                                   Chairman and Chief Executive Officer


Date:   11/16/98                   By:  /s/ Kevin M. Healey
        --------                        ---------------------
                                          Kevin M. Healey
                                   Controller (Principal Accounting Officer)