Form 10-K
period 1998-12-31
FIRST MARINER BANCORP
filed 1999-03-31
CIK 946090

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-K

 (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.  For the transition period from
                                              -----------------------.

Commission file number:  0-21815

                              FIRST MARINER BANCORP
                              ---------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                52-1834860
           ---------                                ----------
   (State of Incorporation)          (I.R.S. Employer Identification Number)

1801 South Clinton Street, Baltimore, Md       21224            410-342-2600
----------------------------------------       -----            ------------
(Address of principal executive offices)    (Zip Code)       (Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
        Securities registered under Section 12 (g) of the Exchange Act:
                     COMMON STOCK, par value $.05 per share
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No /   /


           Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was $29,550,000.

--------------------------------------------------------------------------------
           The number of shares of common stock outstanding as of March 25, 1999 was 3,166,813 shares.
--------------------------------------------------------------------------------

                              FIRST MARINER BANCORP

--------------------------------------------------------------------------------
                       Documents Incorporated By Reference

           Portions of First Mariner Bancorp's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the fiscal year--Part III. First Mariner Bancorp's Annual report of Stockholders--Parts II, IV.

                           Annual Report on Form 10-K
                                December 31, 1998

                                Table of Contents

                                     PART I

                                                                                                     Page
                                                                                                     ----
               Item 1        Business                                                                 3

               Item 2        Properties                                                              11

               Item 3        Legal Proceedings                                                       12

               Item 4        Submission of Matters to a Vote of Security Holders                     12

                                     PART II

               Item 5        Market for Common Stock and Related Stockholder Matters                 13

               Item 6        Selected Financial Data                                                 13

               Item 7        Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                               14

               Item 7A       Quantitative and Qualitative Disclosures About Market Risk              14

               Item 8        Financial Statements and Supplementary Data                             14

               Item 9        Changes in and Disagreements with Accountants on Accounting
                             and Financial Disclosure                                                14

                                     PART III

               Item 10       Directors and Executive Officers of the Registrant                      15

               Item 11       Executive Compensation                                                  15

               Item 12       Security Ownership of Certain Beneficial Owners and Management          15

               Item 13       Certain Relationships and Related Transactions                          15

                                     PART IV

               Item 14       Exhibits,  Financial Statement Schedules, and Reports on Form 8-K       15

                           FORWARD-LOOKING STATEMENTS

     Part I and Part II of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations, and unknown outcomes including statements regarding growth strategies, new banking services, the year 2000 issue, and payment of dividends. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, the federal government, changes in tax policies, changes in interest rates, deposit flow, the cost of funds, demand for loan products and financial services, changes in the Company's competitive position, changes in the quality or composition of loan and investment portfolios, and the ability of the Company to manage growth, and are described further in Exhibit 99 to this Form 10-K.

                                     PART I
ITEM I     BUSINESS


GENERAL

     First Mariner Bancorp (the "Company") is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC'). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 24 full service branches and 37 Automated Teller Machines ("ATMs"). At December 31, 1998, the Company had total assets of $497,487,000. The Company and its subsidiaries had approximately 290 full time and part time employees as of December 31, 1998.

     The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors. The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships. The Bank offers residential lending services through its wholly owned subsidiary, First Mariner Mortgage Corporation ("FMMC").

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

     Following Mr. Hale's election as Chairman and Chief Executive Officer, the Company assembled a Board of Directors of well-known business and civic leaders who have strong ties to the Company's market area and are committed to the growth and success of the Company. Mr. Hale also recruited members of management from other successful local financial institutions with knowledge of the local market and experience in extending credit to small to mid-sized businesses. The Company then embarked upon a business strategy and capitalization plan to provide management with the tools used to optimize the market opportunities created as a result of the consolidation of the banking industry. In December 1996, the Company sold 1,540,000 shares of common stock in an initial public offering, raising its stockholders' equity by $15,249,000. In January 1997, the Company sold an additional 231,000 shares of common stock as a result of the over allotment of shares in the initial public stock offering raising stockholders' equity an additional $2,344,000. During the year ended December 31, 1997, options and warrants were exercised for an additional 15,730 shares increasing stockholders' equity by $143,000. During the year ended December 31, 1998, options and warrants were exercised for an additional 30,094 shares increasing stockholders' equity by $275,000. In May 1998, a 10% stock dividend was declared for stockholders on record and all share amounts are adjusted for that stock dividend.


MARKET AREA AND MARKET STRATEGY

     The Bank's core market is central Maryland, which consists primarily of Baltimore City, Baltimore County, Harford County, Talbot County and Anne Arundel County. This area contains a high concentration of population and businesses and the local governments are committed to business development in the region. The Company believes that its market area is economically stable and is largely middle-class with a median family income of $44,000.

     As an independent Maryland-based community bank, the Bank is engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized business. The Bank emphasizes personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors. The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships. The Company believes that individuals and businesses in its market area are dissatisfied with the large out-of-state banking institutions which have acquired local banks. Management believes that the Bank has a window of opportunity to establish business ties with customers who have been displaced by the consolidations and who are anxious to forge banking relationships with locally owned and managed institutions. These consolidations also benefit the Bank by making available experienced and entrepreneurial managers from larger financial institutions and acquisition opportunities from the remaining small independent banks in the Company's market area.

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

     To implement the strategy to create nontraditional joint ventures with retail establishments the Bank has opened 7 full service branches and installed 14 ATMs in Mars Super Markets, a local supermarket chain ("Mars"), and may increase its presence in such stores in the future. Mars currently operates 15 markets, all of which are in the Bank's market area. Christopher R. D'Anna, vice president of Mars is a director of the Company.

     The Company intends to expand its branch network through acquisitions, generally of small and mid-sized banks or bank branches that are strategically placed within the market area. Management expects that future acquisitions will be able to enhance profitability due to economies of scale or market synergies. Potential candidates will be screened on the basis of compatibility, location and size and quality of deposits and loans.

BANKING SERVICES

     COMMERCIAL BANKING. The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $20 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. The Bank offers a range of cash management services and deposit products to its commercial customers. Computerized banking is currently available to the Bank's commercial customers.

     RETAIL BANKING. The Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens including "Absolutely Free Checking." The Bank's services include alternatives to bank accounts, such as mutual funds and annuities. Consumer loan products offered by the Bank include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, unsecured personal credit lines and the debit card.

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


LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. At December 31, 1998, the Bank's loan portfolio totaled $242.7 million representing approximately 48.8% of its total assets of $497.5 million. The following table sets forth the Bank's loans by major categories as of December 31, 1998:

(Dollars in thousands)                                     Amount       Percentage
                                                           ------       ----------
Commercial                                                $ 55,792         23.0%
Real Estate Construction-Consumer                           17,706          7.3%
Real Estate Development and Construction                    39,305         16.2%
Real Estate Mortgage:
   Residential                                              63,371         26.1%
   Commercial                                               46,193         19.0%
Consumer                                                    20,358          8.4%
                                                          --------        -----
   Total Loans                                            $242,725        100.0%
                                                          --------        -----
                                                          --------        -----


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

     REAL ESTATE DEVELOPMENT AND CONSTRUCTION LOANS. The real estate development and construction loan portfolio consisted of the following as of December 31, 1998:

---------------------------------------------------------------------------------------
(Dollars in thousands)                                             Amount    Percentage
                                                                   ------    ----------
Commercial Construction                                            $25,626      65.2%
Commercial Acquisition and Construction                              1,569       4.0%
Commercial Land Acquisition                                          1,602       4.1%
Residential Builders Construction                                    4,863      12.4%
Residential Builders Acquisition and Development                     3,775       9.6%
Residential Builders Acquisition, Development and Construction       1,870       4.7%
                                                                   -------     -----
    Total Real Estate - Development and Construction               $39,305     100.0%
                                                                   -------     -----
                                                                   -------     -----

--------------------------------------------------------------------------------
     The Bank provides interim real estate acquisition, development and construction loans to builders, developers, and persons who will ultimately occupy the single family dwellings. Real estate development and construction loans to provide interim financing on the property are generally made for 80% or less of the appraised value of the property. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

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

     Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, the Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates and pre-construction sale information.

     RESIDENTIAL REAL ESTATE MORTGAGE LOANS. The Bank's wholly-owned subsidiary, First Mariner Mortgage Corporation, originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. The Bank will place some of these loans into its portfolio, although the substantial majority are sold to investors.

     COMMERCIAL REAL ESTATE MORTGAGE LOANS. The Bank originates mortgage loans secured by commercial real estate. Such loans are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. Although terms may vary, the Bank's commercial mortgages generally have maturities of five years or less.

     The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area, obtaining periodic financial statements and tax returns from borrowers. It is also the Bank's general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

     CONSUMER LOANS. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have a maximum term of 10 years, although the bank does offer a 90% loan to value product. The interest rates on home equity loans are adjustable.

CREDIT ADMINISTRATION

     The Bank's lending activities are subject to written policies approved by the Board of Directors to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure and to ascertain compliance with the Bank's policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

     The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $250,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $500,000. The Board's Loan Committee is authorized to approve loans up to the Bank's legal lending limit, which approximates $5,350,000 as of December 31, 1998.

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

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank also competes with money market mutual funds for deposits. Many of the financial institutions operating in the Bank's market area offer certain services such as trust and international banking, which the Bank does not offer, and greater financial resources or have substantially higher lending limits than does the Bank.

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

     Recent changes in banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states. Such changes will result in an even greater degree of competition in the banking industry and the Company and the Bank may be brought into competition with institutions with which it does not presently compete. As a result, intense competition in the Bank's market area may be expected to continue for the foreseeable future.

SUPERVISION AND REGULATIONS

     The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are directed at safe and sound operation of financial institutions and their holding companies and are not intended to protect stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

     FEDERAL BANK HOLDING COMPANY REGULATION AND STRUCTURE. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System. The Company is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. Federal Reserve may conduct examinations of the Company and its subsidiaries.

     With certain limited exceptions, the Company is required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party's financial condition and management resources and record of performance under the Community Reinvestment Act ("CRA"). Additionally, with certain exceptions any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

     Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Under current Federal Reserve regulations, such permissable nonbank activities include mortgage banking, equipment leasing, securities brokerage and consumer and commercial finance company operations.

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

     Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the Federal Deposit Insurance Corporation (the "FDIC") can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

     STATE BANK HOLDING COMPANY REGULATION. As a Maryland bank holding company, the Company is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial

Regulation (the "Maryland Commissioner"). Also, a bank holding company and its Maryland state-chartered bank or trust company cannot directly or indirectly acquire banking or nonbanking subsidiaries or affiliates until the bank or trust company receives the approval of the Maryland Commissioner.

     FEDERAL AND STATE BANK REGULATION. The Company's banking subsidiary is a Maryland state-chartered trust company, with all the powers of a commercial bank. regulated and examined by the Maryland Commissioner and the Federal Deposit Insurance Corporation (the "FDIC'). The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties and the enforcement of any such mechanisms through restraining orders or other court actions.


LIMITS ON DIVIDENDS AND OTHER PAYMENTS

     The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". See "____ "Capital Requirements" below. The Company does not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. It however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. The Bank must obtain approval of the Maryland Commissioner to pay dividends to the Company for so long as the Bank's statement of financial condition reflects as it did of December 31, 1998, negative undivided profits (accumulated deficit). The Company anticipates that such approval will be required for the foreseen futures. Approvals are in the discretion of the Maryland Commissioner . In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

CAPITAL REQUIREMENTS

     The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which consists of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. At December 31, 1998, the Company's ratio of Tier 1 to risk-weighted assets stood at 12.2% and its ratio of total capital to risk-weighted assets stood at 13.1%.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent. The Company's leverage ratio at December 31, 1998 was 7.2%.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5 percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the revelant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized' institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or a 3 percent in some cases. Under these guidelines, the Bank is considered well capitalized. Banking agencies have also adopted final regulations which mandate that regulators take into consideration (I) concentrations of credit risk: (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilites or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, regulatory capital guidelines included a measure for market risk.


INTERSTATE BANKING LEGISLATION

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was enacted into law on September 29, 1994. Riegle-Neal authorized federal banking agencies to approve interstate bank merger transactions even if such transactions are prohibited by the laws of a state. An exception to such authorization arises if the home state where one of the banks which is a party to the merger transaction is located opted out of the merger provisions of Riegle-Neal by adopting a law after the date of the enactment of the Riegle-Neal and prior to June 1, 1997. These laws must apply equally to all-out-of-state banks and expressly prohibit merger transactions involving out-of-state banks. Riegle-Neal also permits interstate branch acquisitions if the laws of the state where the branch is located permits interstate branch acquisitions. The interstate merger and branch acquisitions permitted by Riegle-Neal are subject to nationwide and statewide insured deposit limitations as described in Riegle-Neal.

     Riegle-Neal also authorizes the federal banking agencies to approve DE NOVO interstate branching by national and state banks in states which specifically allow for such branching. Only two states, Texas and Montana, have opted out of the Riegle-Neal provisions relating to interstate mergers, acquisitions of branches and establishment of de novo branches. The Company anticipates that Riegle-Neal may increase competition within the market in which the Company operates although the Company cannot predict the timing or the extent of such increased competition.

LEGISLATION

           In additon to extensive government regulation, laws and regulations can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. The enactment of banking legislation such as the Financial Institution Reform, Recovery and Enforcement Act of 1989 and FDICIA has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Subsequent banking legislation, such as the Riegle Community Development and Regultory Improvement Act of 1994 and the Economic Growth and Regulatroy Paperwork Reduction Act of 1996, have eased some of the regulatory burdens imposed on banks and bank holding companies, including certain FDICIA requirements, and are intended to make the bank regulatory system more efficient. Other legislation that has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. The enactment of the Riegle-Neal in 1994 has facilitated, and is expected to continue to facilitate, consolidation within financial institutions that have separate operations in two or more states and within the financial services industry. See "Interstate Banking" above.

           Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. Some of these proposals are significant and, if adopted, could result in a fundamental restructuring of the financial services industry. Although such legislation would likely have an effect on the business of the Company and the Bank, the Company cannnot accurately predict what that efect would be.

ITEM 2     PROPERTIES

           The principal executive offices of the Company and the main office of the Bank are located at 1801 South Clinton Street, Baltimore, Maryland. The Company and the Bank occupy approximately 48,000 square feet of space leased from Edwin F. Hale, Sr., Chairman and Chief Executive Officer of the Company. Rental for this space is approximately $689,000 annually, of which $654,000 is allocated for 35,830 square feet of office and $35,000 is allocated for 1,170 square feet of Bank branch space and drive-up banking and customer parking facilities. Management believes that such terms are at least as favorable as those that could be obtained from an unaffiliated third party lessor.

       The Bank has branches at the following locations:

                                           Square                                         Lease             Renewal
                   Location                 Feet                     Annual Rent          Expiration        Options
                   --------                ------                    -----------          ----------        -------
1801 South Clinton Street                   1,170        $                35,000          10/31/13             --
(Baltimore City)

115 East Joppa Road                         2,750                  Own building             --                 --
Towson (Baltimore County)                                (subject to $25 ground
                                                                          rent)
8631 Loch Raven Boulevard                   1,000       $                14,100           Month-               --
Towson (Baltimore County)                                                                 to-
                                                                                          Month
9833 Liberty Road                           2,800                 Owns building              --                 --
(Baltimore County)                                          (subject to $12,000
                                                                   ground rent)
12 A. S. Bel Air Parkway                    2,288                 Owns building            6/30/17             --
Bel Air (Harford County)                                    (subject to $35,000
                                                                   ground rent)
16 South Calvert Street                     2,515       $                 26,595           5/14/01          5 Years
(Baltimore City)

2375 Rolling Road (Mars Store)                667       $                 36,500           11/1/00          5 Years
Woodlawn (Baltimore County)

Chesapeake Center Drive (Mars                 484       $                 36,500            5/1/00          5 Years
Store) Glen Burnie (Anne Arundel
County)

1013 Reisterstown Town Road                 4,156                 Owns building              --                --
Pikesville (Baltimore County)

60 Painters Mill Road                       2,350       $                 70,000          10/31/05          5 Years
Owings Mills (Baltimore County)

161 Jennifer Road                           4,400       $                 85,446           6/30/01          5 Years
Annapolis (Anne Arundel County)

1401 Pulaski Highway (Mars Store)             484       $                 36,500           12/3/01          5 Years
Edgewood (Harford County)

1770 Merritt Blvd                           2,500       $                 32,500           2/19/07          5 Years
Dundalk (Baltimore County)

1740 York Road                              1,200       $                 36,000           4/30/12          15 Years
Lutherville (Baltimore County)

1018 Beards Hill Rd (Mars Store)              525       $                 36,500           5/20/02          5 Years
Aberdeen (Harford County)

15 E. Padonia Road (Mars Store)               276       $                 36,500          10/19/02          5 Years
Timonium (Baltimore County)

8433 Bel Air Road                           2,050                 Owns building             --                --
Perry Hall (Baltimore County)

8133 Elliott Road                           2,099       $                 31,485           3/31/03          5 Years
Easton (Talbot County)                                                                                      x2

8206 Pulaski Highway                        6,500       $                 38,350           2/28/08          5 Years
Rosedale (Baltimore County)                                                                                 x2

360 Governor Ritchie Highway                2,200       $                 40,700           5/31/08          5 Years
Severna Park (Anne Arundel County)                                                                          x2

7878 Wise Avenue (Mars Store)                 450       $                 36,500           9/15/03          5 Years
Dundalk (Baltimore County)

8587 Ft. Smallwood Rd (Mars Store)            450       $                 36,500          10/31/03          5 Years
Pasadena (Anne Arundel County)

176 Carroll Island Road                     1,800       $                 25,200            2/1/04          5 Years
Baltimore (Baltimore County)

--------------------------------------------------------------------------------

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

                                     PART II

ITEM 5     MARKET FOR COMMON STOCK
     AND RELATED STOCKHOLDER  MATTERS

MARKET FOR COMMON STOCK

     Shares of First Mariner Bancorp trades on The Nasdaq Stock Market's National Market under the trading symbol FMAR. For the period January 1, 1998 through December 31, 1998 the high and low prices as quoted on The Nasdaq Stock Market were $16.425 and $12.250, respectively.

     As of December 31, 1998, First Mariner Bancorp had approximately 3,225 stockholders of record. Since the inception of the Company no cash dividends have been declared. On May 22, 1998, a 10% stock dividend was declared and stock distributed to stockholders of record.

RECENT COMMON STOCK PRICES

     The Company's Common Stock is traded on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq") National Market tier of the Nasdaq Stock Market under the symbol "FMAR".

     The following table illustrates high and low sale prices of the Company's Common Stock for the periods indicated, as adjusted to give retroactive effect to a 10% stock dividend declared in May, 1998.


                                            Low            High
1998 QUARTER ENDED:
      Fourth quarter                       $12.250       $14.625
      Third quarter                         12.750        16.000
      Second quarter                        15.000        15.975
      First quarter                         14.175        16.425
1997 QUARTER ENDED:
      Fourth quarter                        13.725        15.300
      Third quarter                         11.138        15.413
      Second quarter                        10.800        11.813
      First quarter                         11.138        12.375



ITEM 6     SELECTED FINANCIAL DATA
(Dollars in thousands except for per share data)

                                                     For Year ended December 31,
                                                  ---------------------------------------------------------------------
                                                   1998           1997          1996           1995             1994
                                                   ----           ----          ----           ----             ----
Net Interest Income                            $  12,022      $   7,753      $   3,629       $   1,292       $     705
Provision For Loan Losses                          1,212            472          1,040             190              59
Noninterest Income                                 5,595          2,351          1,074             197              75
Noninterest Expense                               16,245          9,459          5,836           2,581             979
Net Income (Loss)                                  1,123            365         (2,173)         (1,282)           (241)

Net Income (Loss) Per Common Share -
Basic                                               0.36           0.12          (1.56)          (1.71)           (.97)

Total Assets                                   $ 497,487      $ 256,984      $ 132,562       $  52,798       $  26,303
Loans Receivable, Net                            240,049        142,458         90,822          29,559          19,785
Deposits                                         262,311        196,962        102,289          41,487          20,883

Stockholders' Equity                              28,488         26,966         23,796          10,702           1,997
Allowance For Loan Losses                          2,676          1,614          1,242             376             245

Net Charge-offs                                      150            100            174              59              22

Non-Performing Assets To Total Assets               0.63%          1.36%          1.19%           1.20%           2.63%

Return in Average Assets                             .32%           .21%        ( 2.64%)         ( 3.45%)        (  .89%)
Return in Average Equity                            4.07%          1.39%        (21.67%)         (19.62%)        (13.57%)
Regulatory capital ratios
   Leverage                                            8%            15%            19%             28%             10%
   Tier 1 capital to risk weighted assets             14%            17%            18%             34%             12%
   Total capital to risk weighted assets              19%            18%            19%             35%             13%


ITEM 7 THE INFORMATION REQUIRED BY THIS ITEM 7 IS INCORPORATED BY REFERENCE HEREIN FROM THE ANNUAL REPORT OF STOCKHOLDERS ATTACHED AS EXHIBIT 13.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowing. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 1998, the Company had a one year cumulative negative gap of approximately $76,463 million or 15% of total assets.

ITEM 8 FINANCIAL STATEMENTS AND RELATED NOTES REQUIRED BY THIS ITEM 8 IS INCORPORATED BY REFERENCE HEREIN FROM THE ANNUAL REPORT OF STOCKHOLDERS ATTACHED AS EXHIBIT 13.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Certain information relating to directors and executive officers of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from the Company's proxy statement in connection with its Annual Meeting of Stockholders to be held May 4, 1999, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11    EXECUTIVE COMPENSATION

     Certain information relating to directors and executive officers compensation, the Compensation Committee Report on Executive Compensation, and stock performance is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 4, 1999, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain Information relating to security ownership of directors, director nominees, 5% beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 4, 1999, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 13    CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held May 4, 1999, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2)          FINANCIAL STATEMENTS

           Independent Auditors' Report
           Consolidated Statements of Financial Condition as of December 31, 1998 and 1997
           Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements as of December 31, 1998, 1997 and 1996

(a)(3)     Exhibits Required to be Filed by Item 601 of Regulation S-K

                                     EXHIBIT INDEX

           3.1 Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement")

           3.2 Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the 1996 Registration Statement)

           10.1 1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the 1996 Registration Statement)

           10.2 Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)

           10.3 Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit
           10.4 of the 1996 Registration Statement)

           10.4 Lease Agreement dated November 1, 1997 between Edwin F. Hale, Sr. And First Mariner Bank (Incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

           10.5 1998 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

           10.6 Employee Stock Purchase Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

           10.7 Lease Agreement dated as of June 1, 1998 between Building #2, L.L.C. and First Mariner Bank (Incorporated by reference to Exhibit
           10.7 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

           13 1998 Annual Report of Stockholders filed herewith

           21 Subsidiaries of Registrant filed herewith

           23 Consent of KPMG LLP filed herewith

           27 Financial Data Schedule for the 12 Months Ended December 31, 1998, filed electronically herewith.

           99 Risk Factors filed herewith.


(b)        Reports on Form 8-K

               On October 19, 1998, the Company filed a Current Report on Form 8-K pursuant to Item 5 to announce that the Company acquired 207,548 shares of the common stock of Glen Burnie Bancorp in a private transaction for their aggregate price of $4,509,936.07. The Company announced additionally that it owns approximately 19.4% of the outstanding common stock of Glen Burnie Bancorp.

               On November 17, 1998, the Company filed a Current Report on Form 8-K pursuant to Items 5 and 7 to announce that the Company sold to Glen Burnie Bancorp all of the 213,169 shares of common stock of Glen Burnie Bancorp held by the Company, for a purchase price of $5,580,764. The Company announced that in addition, the Company and Glen Burnie Bancorp entered into an agreement pursuant to which, among other things, the parties agreed to dismiss all pending litigation between them and the Company agreed not to purchase Glen Burnie Bancorp stock or attempt to influence Glen Burnie Bancorp's affairs, directly or indirectly, for a 10-year period. The Company announced that Glen Burnie Bancorp will pay the Company $675,000 as consideration for the agreement, payable over 5 years. A press release regarding the transaction was attached as an exhibit to the Form 8-K.

(c)        Exhibits required by Item 601 of Regulation S-K

               See the Exhibits described in Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FIRST MARINER BANCORP



Date: March 30, 1999                   By: /s/ Edwin F. Hale Sr.
                    -------------          ----------------------------
                                           Edwin F. Hale Sr.
                                           Chairman and Chief Executive Officer


Date: March 30, 1999                  By: /s/ Joseph A. Cicero
                    -------------          ----------------------------
                                           Joseph A. Cicero
                                           President & Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as Director on the 30 day of March, 1999.


           /s/                                               /s/
Bondroff, Barry B.                                 Lynch, Michael J.

           /s/                                               /s/
Brown, Edith B.                                    Mantakos, George H.

           /s/                                               /s/
Cernack, Rose M.                                   Matricciani, Jay J.

            /s/                                              /s/
Cicero, Joseph A.                                  McManus, Walter L. Jr.

           /s/                                               /s/
D'Anna, Christopher P.                             O'Conor, James P.

           /s/                                               /s/
Hale, Edwin F. Sr.                                 Oliver, John J. Jr.

            /s/                                              /s/
Hoffman, Bruce H.                                  Sibel, Hanan Y.

           /s/                                               /s/
Kabik, Melvin S.                                   Stoler, Leonard

                                                             /s/
Larkin, R. Andrew                                  Watson, Michael R.