Form 10-Q
period 1999-03-31
FIRST MARINER BANCORP
filed 1999-05-14
CIK 946090

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended MARCH 31, 1999.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from
     _______________________.

                        Commission file number: 0-21815

                              FIRST MARINER BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MARYLAND                             52-1834860
         ------------------------      ---------------------------------------
         (State of Incorporation)      (I.R.S. Employer Identification Number)


1801 SOUTH CLINTON STREET, BALTIMORE, MD      21224            410-342-2600
----------------------------------------    ----------      ------------------
(Address of principal executive offices)    (Zip Code)      (Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days. Yes  X   No
                                         ---     ---


     The number of shares of common stock outstanding as of May 12, 1999 was 3,166,813 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION


                                                                                Page
                                                                                ----
  Item 1 - Financial Statements

           Consolidated Statements of Financial Condition at
              March 31, 1999 (unaudited) and at December 31, 1998..................3

           Consolidated Statements of Operations for the Three Months
              Ended March 31, 1999 and March 31, 1998
              (unaudited)..........................................................4

           Consolidated Statements of Cash Flow for the
              Three Months Ended March 31, 1999
              and March 31, 1998 (unaudited).......................................5

           Notes to Consolidated Financial Statements (unaudited)..................6

Item 2 -   Management's discussion and analysis of
             financial condition and results of operations.........................9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............16



PART II - OTHER INFORMATION

Item 1 - Legal proceedings........................................................17
Item 2 - Changes in securities and use of proceeds................................17
Item 3 - Defaults on senior securities............................................17
Item 4 - Submission of matters to a vote of security holders......................17
Item 5 - Other information........................................................17
Item 6 - Exhibits and reports on  Form 8-K........................................17

Signatures........................................................................18


                     First Mariner Bancorp and Subsidiaries
                 Consolidated Statements of Financial Condition


(dollars in thousands)


                                                              March 31,     December 31,
                                                                1999            1998
                                                             ---------       ---------
                                                               (Unaudited)
ASSETS
Cash and due from banks                                      $  22,780       $  17,193
Interest-bearing deposits                                       23,647           7,246
Available-for-sale securities, at fair value                   179,627         187,697
Investment securities, fair value of $5,528 and $5,547
   respectively                                                  5,502           5,502
Loans held for sale                                             18,045          21,321
Loans receivable                                               270,665         242,725
Allowance for loan losses                                       (2,893)         (2,676)
                                                             ---------       ---------
Loans, net                                                     267,772         240,049
Other real estate owned                                          1,437           1,633
Federal Home Loan Bank of Atlanta stock, at cost                 3,250           3,235
Property and equipment, net                                      8,443           7,530
Accrued interest receivable                                      3,074           2,655
Prepaid expenses and other assets                                4,148           3,426
                                                             ---------       ---------
      Total assets                                           $ 537,725       $ 497,487
                                                             ---------       ---------
                                                             ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                   $ 303,337       $ 262,311
  Borrowings                                                    84,706          86,714
  Repurchase agreements                                         97,726          94,450
  Company-obligated mandatorily redeemable preferred
   securities of a Subsidiary trust holding solely
   debentures of the Company                                    21,450          21,450
  Accrued expenses and other liabilities                         2,356           4,074
                                                             ---------       ---------
      Total liabilities                                        509,575         468,999
                                                             ---------       ---------
                                                             ---------       ---------
Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     Authorized; 3,166,813  and 3,166,813 shares issued
     and outstanding, respectively                                 158             158
Additional paid-in capital                                      34,394          34,394
Accumulated deficit                                             (6,316)         (6,517)
Accumulated other comprehensive income                             (86)            453
                                                             ---------       ---------
     Total stockholders' equity                                 28,150          28,488
                                                             ---------       ---------

Total liabilities and stockholders' equity                   $ 537,725       $ 497,487
                                                             ---------       ---------
                                                             ---------       ---------

               First Mariner Bancorp and Subsidiaries Consolidated
                       Statements of Operations (Unaudited)
               For the three months ended March 31, 1999 and 1998

(dollars in thousands)


                                                        1999       1998
                                                      -------    -------
Interest income:
 Loans                                                $ 5,768    $ 3,784
 Investments                                            3,263        877
                                                      -------    -------
Total interest income                                   9,031      4,661
                                                      -------    -------

Interest expense:
 Deposits                                               2,461      2,066
 Borrowed funds and other                               2,672        154
                                                      -------    -------
Total interest expense                                  5,133      2,220
                                                      -------    -------
Net interest income                                     3,898      2,441

Provision for loan losses                                 220        152
                                                      -------    -------
Net interest income after provision for loan losses     3,678      2,289
                                                      -------    -------

Noninterest income:
 Gain on sale of loans                                    440        237
 Service fees on deposits                                 699        392
 Gain (loss) on securities, net                            (2)       285
 Other                                                    356        118
                                                      -------    -------
Total noninterest income                                1,493      1,032
                                                      -------    -------

Noninterest expenses:
 Salaries and employee benefits                         2,490      1,471
 Net occupancy                                            685        400
 Deposit insurance premiums                                38         27
 Furniture, fixtures and equipment                        267        148
 Professional services                                     87        160
 Advertising                                              174        170
 Data processing                                          288        192
 Cleaning and Maintenance                                 146         80
 ATM Expenses                                             127         83
 Other                                                    541        439
                                                      -------    -------
Total noninterest expenses                              4,843      3,170
                                                      -------    -------

Income before taxes                                       328        151

Provision for income taxes                                127       --
                                                      -------    -------
Net income                                            $   201    $   151
                                                      -------    -------
                                                      -------    -------

Net income per common share:
   Basic                                              $  0.06    $  0.05
   Diluted                                               0.06       0.04
                                                      -------    -------
                                                      -------    -------


                      First Mariner Bancorp and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 1999 and 1998

(dollars in thousands)


                                                                                 1999        1998
                                                                               --------    --------
Cash flows from operating activities:
Net income                                                                     $    201    $    151
Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                                    341         217
   Amortization of unearned loan fees and costs, net                               (124)       (198)
   Amortization of premiums on deposits                                            --            (6)
   Amortization of discounts on loans                                               (13)        (16)
   Amortization of premiums and discounts on mortgage-backed securities, net        108        --
   Loss (gain) on securities, net                                                     2        (285)
   Increase in accrued interest receivable                                         (419)     (1,220)
   Provision for loan losses                                                        220         152
   Net decrease in mortgage loans held-for-sale                                   3,276       1,165
   Net decrease in accrued expenses and other liabilities                        (1,718)     (1,953)
   Net (increase) decrease in prepaids and other assets                            (383)      1,143
                                                                               --------    --------
Net cash provided by (used in) operating activities                               1,491        (850)
                                                                               --------    --------
Cash flows from investing activities:
   Loan disbursements, net of principal repayments                              (27,806)    (16,787)
   Purchases of property and equipment                                           (1,254)       (754)
   Redemptions (purchases) of Federal Home Loan Bank of Atlanta stock               (15)        399
   Purchases of available for sale securities                                    (2,789)     (5,140)
   Sales of available for sale securities                                           231         931
   Principal repayments of available for sale securities                          9,640         947
   Maturities of available for sale securities                                     --         2,500
   Maturities of investment securities                                             --         2,000
   Construction disbursements-other real estate owned                               (55)        (20)
   Sales of other real estate owned                                                 251        --
                                                                               --------    --------
Net cash used in investing activities                                           (21,797)    (15,924)
                                                                               --------    --------
Cash flows form financing activities:
   Net increase in deposits                                                      41,026       6,755
   Net increase (decrease) in other borrowings                                   10,968      (3,164)
   Proceeds from advances from Federal Home Loan Bank of Atlanta                   --        15,000
   Repayment of advances from Federal Home Loan Bank of Atlanta                  (9,700)    (10,000)
   Proceeds from stock issuance, net                                               --           175
                                                                               --------    --------
Net cash provided by financing activities                                        42,294       8,766
                                                                               --------    --------
Decrease in cash and cash equivalents                                            21,988      (8,008)
Cash and cash equivalents at beginning of period                                 24,439      45,917
Cash and cash equivalents at end of period                                     $ 46,427    $ 37,909
                                                                               --------    --------
                                                                               --------    --------
Supplemental information:
   Interest paid on deposits and borrowed funds                                $  4,770    $  2,221
   Real estate acquired in satisfaction of loans                                   --           456
   Income taxes paid                                                                265        --
                                                                               --------    --------
                                                                               --------    --------

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's Annual Report on Form 10-K for the year ended December 31, 1998. The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

         Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)


                                                                    March 31,    March 31,
                                                                      1999         1998
                                                                    ---------    ---------
                                                                   (Unaudited)

Net income                                                             $ 201          $ 151
Other comprehensive income items:
   Unrealized holding gains (losses) arising during the period
     (net of tax (benefit) of $(339) and $56, respectively)             (540)            87
   Less:  reclassification adjustment for gains (losses)
      (net of tax (benefit) of $(1) and $110, respectively)
      included in net income                                              (1)           175
                                                                       -----          -----
Total other comprehensive income                                        (539)           (88)
                                                                       -----          -----
Total comprehensive income (loss)                                      $(338)         $  63
                                                                       -----          -----
                                                                       -----          -----

NOTE 3 - REDEEMABLE TRUST PREFERRED SECURITIES

         Company-obligated mandatorily redeemable preferred securities of a Subsidiary trust, holding debentures of the Company (trust preferred securities) consist of 2,145,000 securities with a liquidation amount of $10 per security, which were issued in June 1998 by a statutory business trust, Mariner Capital Trust (the "Trust"). The Trust is a wholly owned Subsidiary of the Company by ownership of the securities of the Trust that possesses general voting powers. The Trust used the proceeds of the trust preferred securities to purchase at par $22,113,000 of 8.3% junior subordinated debentures of the Company due June 30, 2028. The junior subordinated debentures are the sole assets of the Trust.

         Payments to be made by the Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, including the payments to be made by the Company on the debentures. Considered together, the obligations of the Company constitute a full and unconditional guarantee of the Trust's obligations under the trust preferred securities.

         Distributions on the trust preferred securities are payable from interest payments received on the debentures and are due quarterly at a rate of 8.3% of the liquidation amount, subject to deferral for up to five years under certain conditions. Distributions are included in interest expenses. Redemptions of the trust preferred securities are payable at the liquidation amount from redemption payments received on the debentures. The Company may redeem the debentures at par at any time after June 30, 2003.

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

         Information relating to the calculation of earnings per common share is summarized as follows:


                                                         Three Months Ended
                                                   ---------------------------------
                                                   March 31, 1999     March 31, 1998
                                                   --------------     --------------
Net income-basic and diluted                         $  201,537         $  151,342
                                                     ----------         ----------
                                                     ----------         ----------
Weighted-average shares outstanding-basic             3,166,813          3,142,433
Dilutive securities-options and warrants                287,687            455,208
                                                     ----------         ----------
Weighted-average shares outstanding-dilutive          3,454,500          3,597,641
                                                     ----------         ----------



All options and warrants have an exercise price of $9.09

NOTE 5 - SEGMENT INFORMATION

         The Company is in the business of providing financial services, and operates in two business segments -commercial and consumer banking and mortgage banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking, to individuals and commercial enterprises. Mortgage banking is conducted through First Mariner Mortgage Corporation, a subsidiary of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.


For the quarter ended March 31, 1999
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                            $   4,695  (1)
   Mortgage banking                                 1,157
   Less related party transactions                   (461)               (3)
                                                ---------
Net mortgage banking                                                696  (2)
                                                              ---------
Consolidated revenue                                          $   5,391
                                                              ---------
                                                              ---------
Income (loss) before income taxes:
   Commercial and consumer banking                            $     636
   Mortgage banking                                   153
   Less related party transactions                   (461)               (3)
                                                ---------
Net mortgage banking                                               (308) (2)
                                                              ---------
Consolidated income before income taxes                       $     328
                                                              ---------
                                                              ---------

Identifiable assets:
   Commercial and consumer banking                            $ 516,315
   Mortgage banking                                              21,410
                                                              ---------
Consolidated total assets                                     $ 537,725
                                                              ---------
                                                              ---------


(1)  Includes net interest income of $3,828.
(2)  Includes net interest income of $70.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.



For the quarter ended March 31, 1998
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                            $   3,129  (1)
   Mortgage banking                                   432
   Less related party transactions                    (88)               (3)
                                                ---------
Net mortgage banking                                                344  (2)
                                                              ---------
Consolidated revenue                                          $   3,473
                                                              ---------
                                                              ---------
Income (loss) before income taxes:
   Commercial and consumer banking                            $    317
   Mortgage banking                                   (78)
   Less related party transactions                    (88)               (3)
                                                ---------
Net mortgage banking                                               (166) (2)
                                                              ---------
Consolidated income before income taxes                       $     151
                                                              ---------
                                                              ---------
Identifiable assets:
   Commercial and consumer banking                            $ 247,821
   Mortgage banking                                              15,988
                                                              ---------
Consolidated total assets                                     $ 263,809
                                                              ---------
                                                              ---------


(1)  Includes net interest income of $2,399.
(2)  Includes net interest income of $42.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined quarterly.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations regarding the Year 2000 and other matters, and unknown outcomes. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, changes in regulations applicable to the Company's business, successful implementation of Company's branch expansion strategy, its concentration in real estate lending, increased competition, changes in technology, particularly internet banking, impact of interest rates, possibility of economic recession or slow down (which could impact credit quality, adequacy of loan loss reserve and loan growth) and control by and dependency on key personnel, particularly Edwin F. Hale, Sr., chairman of the board of directors and CEO of the Company.

THE COMPANY

     The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted primarily through its wholly-owned Subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 24 full service branches and 37 Automated Teller Machines.

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

     The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

     The Company's total assets were $537,725,000 at March 31, 1999, compared to $497,487,000 at December 31, 1998, increasing $40,238,000 or 8.1% for the three months of 1999. Earning assets increased $32,995,000 or 7.1% to $497,486,000 from $464,491,000, primarily due to increases in loans outstanding of $27,940,000.

     Total loans receivable increased $27,940,000 or 11.5% to $270,665,000 for the first three months of 1999. The majority of the increase was real estate secured loans. Mortgage loans held for sale decreased $3,276,000 from $21,321,000 at December 31, 1998 to $18,045,000 at March 31, 1999, reflecting an accelerated pace of delivery of residential mortgages to investors by the Bank's mortgage banking subsidiary, First Mariner Mortgage Corporation. First Mariner Mortgage Corporation originated $76,063,000 of residential mortgages during the first three months of 1999 in comparison to approximately $43,247,000 during the first three months of 1998. Continued strong loan demand and an increase in loan production staff was the significant factor in this growth in residential mortgages.

The loan portfolio was comprised of the following (dollars in thousands):


                                                    March 31,     December 31,
                                                      1999             1998
                                                 --------------  --------------
                                                     Amount           Amount
                                                     ------           ------
TYPE OF LOANS
Commercial                                          $ 63,067         $ 55,792
Commercial real estate and construction (1)          108,672          103,439
Residential real estate                               75,181           63,330
Consumer                                              24,058           20,418
                                                    --------         --------
   Total loans                                       270,978          242,979
                                                    --------         --------
Unamortized loan premiums                                 95              108
Unearned income and costs, net                           408              362
                                                    --------         --------
Loans receivable                                    $270,665         $242,725
                                                    --------         --------
                                                    --------         --------


(1)  Net of undisbursed principal

CREDIT RISK MANAGEMENT

     The first quarter provision for loan losses in 1999 was $220,000, which compares to $152,000 for the three month period ended March 31, 1998. The allowance for loan losses stands at $2,893,000 at March 31, 1999 compared to $2,676,000 at December 31, 1998. As of March 31, 1999 the allowance for loan losses is 1.07% of outstanding loans as compared to 1.04% at March 31, 1998 and 1.10% at December 31, 1998.

Activity in the allowance for loan losses is as follows:



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1999          1998
                                                     ---------     ---------
Allowance for loan losses, beginning of period       $   2,676     $   1,614
                                                     ---------     ---------

Loans charged off:
  Commercial                                              --             (25)
  Real estate                                             --             (70)
  Consumer                                                  (4)         --
                                                     ---------     ---------
     Total loans charged off                                (4)          (95)
                                                     ---------     ---------

Recoveries:
  Commercial                                              --            --
  Real estate                                             --            --
  Consumer                                                   1             1
                                                     ---------     ---------
    Total recoveries                                         1             1
                                                     ---------     ---------

    Net chargeoffs                                          (3)          (94)
                                                     ---------     ---------

Provision for loan losses                                  220           152
                                                     ---------     ---------

Allowance for loan losses, end of period             $   2,893     $   1,672
                                                     ---------     ---------
                                                     ---------     ---------


Loans (net of premiums and discounts)
   Period-end balance                                  270,665       160,530
   Average balance during period                       255,145       147,702
Allowance as percentage of period-end loan balance        1.07%         1.04%

Percent of average loans:
   Provision for loan losses                              0.35%         0.42%
   Net chargeoffs                                         0.00%         0.26%


     Non-performing assets, expressed as a percentage of total assets, decreased to 0.55% at March 31, 1999 from 0.63% at December 31, 1998, reflecting the decrease in other real estate owned of $196,000 or 12.0% and the significant increase in assets. The decrease in other real owned for the period was due to the sale of properties.


                                                   March 31,    December 31,    March 31,
                                                   ---------    ------------    ---------
                                                     1999           1998           1998
                                                     ----           ----           ----
Loans on nonaccrual basis                           $1,504         $1,520         $1,356
Real estate acquired by foreclosure                  1,437          1,633          2,420
                                                    ------         ------         ------
   Total non-performing assets                      $2,941         $3,153         $3,776
                                                    ------         ------         ------
                                                    ------         ------         ------
Loans past-due 90 days or more and accruing         $  449         $  126         $  268



     At March 31, 1999, the allowance for loan losses represented 192.4% of nonaccruing loans compared to 176.1% at December 31, 1998. Management believes the allowance for loan losses at March 31, 1999 is adequate.

     Deposits were $303,337,000 as of March 31, 1999, increasing $41,026,000 or 15.6% from the December 31, 1998 balance of $262,311,000. The increase in deposits is attributable to activity generated by an ongoing advertising campaign and the addition of new branches this year. Since January 1999, the Company has opened two branch banking offices.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. First quarter net interest income before provision for loan losses was $3,898,000 in 1999, an increase of 59.7% over $2,441,000 for the first quarter of 1998, reflecting primarily an increase of $253,363,000 in average earning assets. The increase in average earning assets was comprised of an increase of $106,245,000 in average loans and $148,759,000 in average investments, primarily available for sale mortgage backed securities. The net interest margin was 3.33% for the first three months of 1999 as compared to 4.47% for the comparable period of 1998. The decline in the net yield on earning assets was primarily due to the leveraging strategy adopted by the Company in 1998 whereby available for sale securities were funded by borrowings at significantly lower interest rate spreads than were generally available in the loan and deposit portfolios.

     NONINTEREST INCOME AND EXPENSES-Noninterest income increased $461,000 or 44.7% for the first quarter of 1999 to $1,493,000 from $1,032,000 for the first quarter of 1998. The principal reasons for the increase were gains on sale of loans and an increase in deposit related fees. The increase in the gains on sale of loans was a result of the greater volume of residential mortgage loans originated and sold by First Mariner Mortgage Corporation.

     Deposit service charges rose 78.3% as compared to the quarter ended March 31, 1998 which is primarily due to the increased number of deposit accounts. The number of deposit accounts increased 50% to 34,568 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

     The loss on the sales of securities was $2,000 for the quarter ended March 31, 1999 compared to a gain of $285,000 for the quarter ended March 31, 1998.

     First quarter noninterest expense increased $1,673,000 or 52.8% to $4,843,000 in 1999 from $3,170,000 in the first quarter of 1998. Increases in almost all categories of expense were incurred to support the substantially increased asset base and the expanding branch network including increases in personnel.

     While total noninterest expense increased $1,673,000, noninterest expense as a percent of average total assets continues to decrease. Noninterest expense on an annualized basis as a percent of average total assets for the quarter ended March 31 was 4.0% in 1999 as compared to 5.2% in 1998.

     INCOME TAXES- The Company recorded income tax expense of $127,000 on income before taxes of $328,000, resulting in an effective tax rate of 38.62% for the first quarter ended March 31, 1999. No income tax expense was recognized in the first quarter 1998 due to the availability of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     Stockholders' equity decreased $338,000 in the first three months of 1999 to $28,150,000 from $28,488,000 as of December 31, 1998. The change is due to the decrease in accumulated other comprehensive income which decreased $539,000 which was caused by the decline in net unrealized holding gains on certain investments. This decrease was partially offset by net income of $201,000 for the first quarter.

     The first cash dividend for the Company was declared on May 4, 1999 in the amount of $0.02 per share payable on or about May 31, 1999 to stockholders of record on May 17,1999.

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

     The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:


                                                At March 31,
                                                ------------
                                                 (unaudited)
                                              1999          1998
                                              ----          ----
Regulatory capital ratios
   Leverage
     Consolidated                              7.5%         11.3%
     The Bank                                  6.7%          8.1%
   Tier 1 capital to risk weighted assets
     Consolidated                             12.6%         12.7%
     The Bank                                 12.0%         10.4%
   Total capital to risk weighted assets
     Consolidated                             17.6%         13.5%
     The Bank                                 13.0%         11.4%



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

YEAR 2000 ACTION PLAN

     In 1997, the Company adopted a Year 2000 Action Plan (the "Plan"). This plan is consistent with the mandates and guidelines set forth by the FDIC and FFIEC. As part of the plan the Company has established a senior management committee to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In developing the Plan the committee identified five phases: Awareness, Assessment, Renovation, Validation, and Implementation. The last four phases consist of (1) inventorying Year 2000 affected items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the company; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for items identified as critical.

     The awareness phase is a continuing effort to educate employees, customers, business partners and vendors of the impact of the Year 2000 issues. The effort is well under way through communication with the appropriate constituencies and required training for all employees.

     During the assessment phase which has been completed, an inventory database was created that details all hardware, software, facilities equipment, and vendors. Each item was assigned a priority based on its importance to the operations of the company and the risk associated with non compliance. The critical areas were identified as the core banking system of deposits and loans, (outsourced to NCR), and the telephone switches at each location. In addition, the Company has assessed non-information technology systems as well including the alarm systems at the various locations of the Company.

     The validation phase has been completed for our major mission critical processor NCR, including many of the systems that surround it. On May 9, 1998, a Year 2000 test was conducted to validate the changes made to the NCR system. The test was considered a success although future testing to assure integration with other key systems of the Bank is anticipated for 1999. All the Company's ATMs have been upgraded to be Year 2000 compliant. The validation and renovation, if necessary, of other mission critical and material operating and support systems will continue through June 1999. As these systems are found to be non compliant they will be renovated, modified or replaced with validation tests conducted to assure future compliance. Contingency planning for all mission critical functions is underway and will be completed by June 1999.

     The reasonably likely worst case scenario that management believes at this time may occur would be that the branch banking network, including deposit processing, could be off-line immediately following year end, 1999. This off-line processing would have minimal impact if the length of time that this condition existed is limited. To plan for this scenario, the Company will provide every branch with the necessary data to process transactions at their locations. In addition, to accommodate all branches, the customer call center located at headquarters will have a complete trial balance of all accounts for all branch locations.

COSTS

     Total costs associated with the Plan will primarily include costs incurred to upgrade the existing software and hardware not currently Year 2000 compliant. The Company expects that these costs would be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. To date, the Company has not spent any funds on consultants; however, the Company has spent approximately $40,000 on making its ATMs Year 2000 compliant. The Company does not track internal costs for personnel devoted to Year 2000 issues; however, one individual has spent a significant amount of time overseeing the project and many other individuals have spent numerous hours to ensure the Company will be compliant. Actual costs are not expected to exceed $200,000 over a period of eighteen months.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments as fair value. It is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Initial application of the Statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provision of SFAS No. 133. Earlier application is encouraged. While the Company has not completed its analysis of SFAS No. 133 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial position or results of operations since the Bank is not currently using derivative instruments.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowing. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 1999, the Company had a one year cumulative negative gap of approximately $4,752 million or 1% of total assets.

PART II - Other Information

Item 1 - Legal proceedings - None
Item 2 - Changes in securities and use of proceeds - None
Item 3 - Defaults on senior securities - None
Item 4 - Submission of matters to a vote of security holders

     At the Company's Annual Meeting of Stockholders held May 4, 1999, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2002 Annual Meeting or until their respective successors are elected and qualified:

     Edwin F. Hale, Sr.
     Barry B. Bondroff
     Bruce H. Hoffman
     Walter L. McManus, Jr.
     James P. O'Conor, Jr.

     The following directors were elected to serve a one-year term expiring upon the date of the Company's 2000 Annual Meeting or until their respective successors are elected and qualified:

     Michael J. Lynch
     Howard Friedman
     Dr. Patricia Schmoke

     Votes cast for the election of all directors were 2,496,744 and against were 24,550.

     Shareholders voted in favor of adoption of KPMG LLP to serve as independent auditors for fiscal year 1999. Votes cast for 2,495,904, against 5,228 and abstain 20,162.


Item 5 - Other information - None
Item 6 - Exhibits and reports on Form 8-K
         a. Exhibits-27 Financial Data Schedule filed electronically herein
         b. Reports on Form 8-K-None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     FIRST MARINER BANCORP



Date:   5/14/99                        By: /s/  Edwin F. Hale Sr.
     -------------------                   -------------------------------
                                                Edwin F. Hale Sr.
                                      Chairman and Chief Executive Officer


Date:   5/14/99                        By: /s/ Joseph A. Cicero
     -----------------                     --------------------------------
                                               Joseph A. Cicero
                                                  President