Form 10-Q
period 1999-06-30
FIRST MARINER BANCORP
filed 1999-08-13
CIK 946090

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended JUNE 30,1999.
                                             ------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from
                                            --------------------------

Commission file number:  0-21815

                              FIRST MARINER BANCORP
                              ---------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                    52-1834860
    (State of Incorporation)            (I.R.S. Employer Identification Number)

1801 SOUTH CLINTON STREET, BALTIMORE, MD       21224            410-342-2600
----------------------------------------       -----            ------------
(Address of principal executive offices)     (Zip Code)      (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days. Yes  X    No
                                        -----    -----


         The number of shares of common stock outstanding as of August 13, 1999 was 3,166,813 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION


                                                                                                 PAGE
  Item 1 - Financial Statements

            Consolidated Statements of Financial Condition at
              June 30,1999 (unaudited) and at December 31, 1998.....................................3

            Consolidated Statements of Operations for the Three Months and Six Months
              Ended June 30,1999 and June 30,1998
              (unaudited)...........................................................................4

            Consolidated Statements of Cash Flows for the
             Six Months Ended June 30,1999
              and June 30,1998 (unaudited)..........................................................5

            Notes to Consolidated Financial Statements (unaudited)..................................6

Item 2 - Management's discussion and analysis of
            financial condition and results of operations..........................................11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk................................17



PART II - OTHER INFORMATION

Item 1 -  Legal proceedings........................................................................18
Item 2 -  Changes in securities and use of proceeds................................................18
Item 3 -  Defaults on senior securities............................................................18
Item 4 -  Submission of matters to a vote of security holders......................................18
Item 5 -  Other information........................................................................18
Item 6 -  Exhibits and reports on  Form 8-K........................................................18

Signatures.........................................................................................19


                      First Mariner Bancorp and Subsidiary
                 Consolidated Statements of Financial Condition


                                                               June 30,     December 31,
                                                                 1999          1998
                                                              -----------   ------------
                                                              (Unaudited)
ASSETS

Cash and due from banks                                         $ 19,940     $ 17,193
Interest-bearing deposits                                         16,186        7,246
Available-for-sale securities, at fair value                     177,375      187,697
Investment securities, fair value of $5,510 and $5,547,
   respectively                                                    5,501        5,502
Loans held for sale                                               22,100       21,321
Loans receivable                                                 300,749      242,725
Allowance for loan losses                                         (3,122)      (2,676)
                                                                ---------    ---------
Loans, net                                                       297,627      240,049
Other real estate owned                                            1,308        1,633
Federal Home Loan Bank of Atlanta stock, at cost                   3,645        3,235
Property and equipment, net                                        9,449        7,530
Accrued interest receivable                                        3,195        2,655
Prepaid expenses and other assets                                  6,792        3,426
                                                                ---------    ---------
      Total assets                                              $563,118     $497,487
                                                                ---------    ---------
                                                                ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                      $326,963     $262,311
  Borrowings                                                      92,032       86,714
  Repurchase agreements                                           94,450       94,450
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   debentures of the Company                                      21,450       21,450
  Accrued expenses and other liabilities                           2,697        4,074
                                                                ---------    ---------
      Total liabilities                                          537,592      468,999
                                                                ---------    ---------
                                                                ---------    ---------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     authorized; 3,166,813  and 3,166,813 shares issued
     and outstanding, respectively                                   158          158
Additional paid-in capital                                        34,394       34,394
Accumulated deficit                                               (6,137)      (6,517)
Accumulated other comprehensive income (loss)                     (2,889)         453
                                                                ---------    ---------
       Net stockholders' equity                                   25,526       28,488
                                                                ---------    ---------
Total liabilities and stockholders' equity                      $563,118     $497,487
                                                                ---------    ---------
                                                                ---------    ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        First Mariner Bancorp and Subsidiary
  Consolidated Statements of Operations (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                     June 30, 1999    June 30, 1998     June 30, 1999    June 30, 1998
                                                     -------------    -------------     -------------    -------------
Interest income:
 Loans                                                  $6,580            $4,287          $12,348            $ 8,071
 Investments                                             3,246             1,111            6,509              1,988
                                                       --------          --------        ---------          ---------
Total interest income                                    9,826             5,398           18,857             10,059
                                                       --------          --------        ---------          ---------
Interest expense:
 Deposits                                                2,790             2,197            5,251              4,264
 Borrowed funds and other                                2,642               432            5,314                586
                                                       --------          --------        ---------          ---------
Total interest expense                                   5,432             2,629           10,565              4,850
                                                       --------          --------        ---------          ---------
Net interest income                                      4,394             2,769            8,292              5,209
Provision for loan losses                                  230               217              450                369
                                                       --------          --------        ---------          ---------
Net interest income after provision for loan losses      4,164             2,552            7,842              4,840
                                                       --------          --------        ---------          ---------
Noninterest income:
 Gain on sale of loans                                     414               347              854                584
 Service fees on deposits                                  879               506            1,578                898
 Gain on securities, net                                    86               151               84                435
 Other                                                     339               135              695                254
                                                       --------          --------        ---------          ---------
Total noninterest income                                 1,718             1,139            3,211              2,171
                                                       --------          --------        ---------          ---------
Noninterest expenses:
 Salaries and employee benefits                          2,758             1,591            5,248              3,062
 Net occupancy                                             729               429            1,414                829
 Deposit insurance premiums                                 38                31               76                 58
 Furniture, fixtures and equipment                         306               186              573                335
 Professional services                                      70               135              157                295
 Advertising                                               270               182              444                352
 Data processing                                           300               217              588                409
 Cleaning and maintenance                                  138                94              284                174
 ATM expenses                                              138                87              265                170
 Other                                                     742               585            1,283              1,022
                                                       --------          --------        ---------          ---------
Total noninterest expenses                               5,489             3,537           10,332              6,706
                                                       --------          --------        ---------          ---------
Income before taxes                                        393               154              721                305
Provision for income taxes                                 151                --              278                 --
Net income                                              $  242            $  154           $  443            $   305
                                                       --------          --------        ---------          ---------
                                                       --------          --------        ---------          ---------
Net income per common share:
   Basic                                                $ 0.08            $ 0.05           $ 0.14            $  0.10
   Diluted                                                0.07              0.04             0.13               0.08


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      First Mariner Bancorp and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
                 For the six months ended June 30,1999 and 1998

Cash flows from operating activities:                                                   1999                  1998
                                                                                        ----                  ----
                                                                              (dollars in thousands)
Net income                                                                         $    443               $    305
Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                                        726                    403
   Amortization of unearned loan fees and costs, net                                   (283)                  (367)
   Amortization of premiums on deposits                                                  --                    (11)
   Amortization of premiums and discounts on loans                                       20                    (28)
   Amortization of premiums and discounts on mortgage-backed securities, net            183                     --
   Gain on securities                                                                   (84)                  (435)
   Decrease  in accrued interest receivable                                            (540)                  (315)
   Provision for loan losses                                                            450                    369
   Net decrease (increase) in mortgage loans held-for-sale                             (779)                 3,317
   Net decrease (increase) in accrued expenses and other liabilities                 (1,377)                 3,952
   Net increase in prepaids and other assets                                         (1,264)                (2,081)
                                                                                  ----------              ---------
Net cash provided by (used in) operating activities                                  (2,505)                 5,109
                                                                                  ----------              ---------
Cash flows from investing activities:
   Loan disbursements, net of principal repayments                                  (57,765)               (39,851)
   Purchases of property and equipment                                               (2,645)                (1,884)
   Purchases of Federal Home Loan Bank of Atlanta stock                                (410)                  (351)
   Purchases of available for sale securities                                       (17,219)               (72,641)
   Sales of available for sale securities                                             4,222                  1,257
   Principal repayments of available for sale securities                             17,777                  2,677
   Maturities of available for sale securities                                           --                  6,500
   Maturities of investment securities                                                   --                  2,099
   Construction disbursements-other real estate owned                                  (103)                  (137)
   Sales of other real estate owned                                                     428                    466
                                                                                  ----------              ---------
Net cash used in investing activities                                               (55,715)              (101,865)
                                                                                  ----------              ---------
Cash flows from financing activities:
   Net increase in deposits                                                          64,652                 25,466
   Net increase (decrease) in other borrowings                                       (2,882)                26,138
   Proceeds from advances from Federal Home Loan Bank of Atlanta                     48,700                 30,000
   Repayment of advances from Federal Home Loan Bank of Atlanta                     (40,500)               (10,000)
   Proceeds from stock issuance, net                                                     --                    257
   Proceeds from trust preferred securities offering                                     --                 20,000
   Dividends paid                                                                       (63)                    --
                                                                                  ----------              ---------
Net cash provided by financing activities                                            69,907                 91,861
                                                                                  ----------              ---------
Increase (decrease) in cash and cash equivalents                                     11,687                 (4,895)
Cash and cash equivalents at beginning of period                                     24,439                 45,917
                                                                                  ----------              ---------
Cash and cash equivalents at end of period                                         $ 36,126          $      41,022
                                                                                  ----------              ---------
                                                                                  ----------              ---------
Supplemental information:
   Interest paid on deposits and borrowed funds                                    $  9,965          $   4,703
   Real estate acquired in satisfaction of loans                                         --                435
   Income taxes paid                                                                    518                 --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30,1999 AND 1998
(UNAUDITED)

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

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

                                                                     Six months ended
                                                                        June 30,
                                                                   1999         1998
                                                                -----------   ---------
                                                                (Unaudited)
                                                                  (dollars in thousands)

Net income                                                         $   443    $   305
Other comprehensive income items:
   Unrealized holding losses arising during the period
     (net of tax (benefit) of $(2,103) and $80, respectively)       (3,342)       122
   Less:  reclassification adjustment for gains (net of taxes of
      $32 and $168, respectively) included in net income                52        267
Total other comprehensive loss                                      (3,394)      (145)
                                                                -----------   ---------
Total comprehensive income (loss)                                  $(2,951)   $   160
                                                                -----------   ---------
                                                                -----------   ---------

NOTE 3 - PER SHARE DATA

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

         Information relating to the calculation of earnings per common share is summarized as follows:


                                                                     Three Months Ended           Six Months Ended
                                                                 June 30,1999  June 30,1998  June 30,1999    June 30,1998
                                                                 ------------  ------------  ------------    ------------
Net income-basic and diluted                                      $  241,619    $  153,595   $  443,156         304,937
                                                                 --------------------------------------------------------
Weighted-average shares outstanding                                3,166,813     3,159,000    3,166,813       3,150,749
Dilutive securities-options and warrants                             225,773       430,244      257,192         439,168
                                                                 --------------------------------------------------------
Adjusted weighted-average shares outstanding-dilutive              3,392,586     3,589,244    3,424,005       3,589,917
                                                                 --------------------------------------------------------



NOTE 4 - SEGMENT INFORMATION

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


For the quarter ended June 30,1999
    (dollars in thousands)

Total revenue:
   Commercial and consumer banking                     $ 5,324 (1)
   Mortgage banking                         1,224
   Less related party transactions           (436)             (3)
                                          -------
Net mortgage banking                                       788 (2)
                                                       -------
Consolidated revenue                                   $ 6,112
                                                       -------
                                                       -------
Income (loss) before income taxes:
   Commercial and consumer banking                     $   700
   Mortgage banking                           129
   Less related party transactions           (436)             (3)
                                          -------
Net mortgage banking                                      (307)(2)
                                                       -------
Consolidated income before income taxes                $   393
                                                       -------
                                                       -------

-------------------
(1) Includes net interest income of $4,464.
(2) Includes net interest income of $125.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.


For the six month period ended June 30,1999
      (dollars in thousands)
Total revenue:
   Commercial and consumer banking                    $ 10,019  (1)
   Mortgage banking                          2,381
   Less related party transactions            (897)             (3)
                                          --------
Net mortgage banking                                     1,484  (2)
                                                      --------
Consolidated revenue                                  $ 11,503
                                                      --------
                                                      --------

Income (loss) before income taxes:
   Commercial and consumer banking                    $  1,336
   Mortgage banking                            282
   Less related party transactions            (897)             (3)
                                          --------
Net mortgage banking                                      (615) (2)
                                                      --------
Consolidated income before income taxes               $    721
                                                      --------
                                                      --------

Identifiable assets:
   Commercial and consumer banking                    $537,792
   Mortgage banking                                     25,326
                                                      --------
Consolidated total assets                             $563,118
                                                      --------
                                                      --------

-------------------
(1) Includes net interest income of $8,292.
(2) Includes net interest income of $195.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.


For the quarter ended June 30,1998
      (dollars in thousands)
Total revenue:
   Commercial and consumer banking                      $3,365  (1)
   Mortgage banking                            667
   Less related party transactions            (124)             (3)
                                          --------
Net mortgage banking                                       543  (2)
                                                      --------
Consolidated revenue                                    $3,908
                                                      --------
                                                      --------

Income (loss) before income taxes:
   Commercial and consumer banking                      $  206
   Mortgage banking                             72
   Less related party transactions            (124)             (3)
                                          --------
Net mortgage banking                                       (52) (2)
                                                      --------
Consolidated income before income taxes                 $  154
                                                      --------
                                                      --------

-------------------
(1) Includes net interest income of $2,769.
(2) Includes net interest income of $63.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined quarterly.


For the six month period ended June 30,1998
      (dollars in thousands)
Total revenue:
   Commercial and consumer banking                       $ 6,493  (1)
   Mortgage banking                          1,099
   Less related party transactions            (212)               (3)
                                          --------
Net mortgage banking                                          887 (2)
                                                         --------
Consolidated revenue                                     $  7,380
                                                         --------
                                                         --------

Income (loss) before income taxes:
   Commercial and consumer banking                       $    523
   Mortgage banking                             (6)
   Less related party transactions            (212)                (3)
Net mortgage banking                                         (218) (2)
                                          --------       --------
Consolidated income before income taxes                  $    305
                                                         --------
                                                         --------

Identifiable assets:

   Commercial and consumer banking                       $342,019
   Mortgage banking                                        10,950
                                                         --------
Consolidated total assets                                $352,969
                                                         --------
                                                         --------

-------------------
(1) Includes net interest income of $5,210.
(2) Includes net interest income of $105.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined quarterly.

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

THE COMPANY

         The business of the Company is conducted primarily through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 24 full service branches and 42 Automated Teller Machines.

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $563,118,000 at June 30,1999, compared to $497,487,000 at December 31, 1998, increasing $65,631,000 or 13.2% for the six months of 1999. Earning assets increased $57,420,000 or 12.4% to $521,911,000 from $464,491,000, primarily due to increases in loans outstanding of $58,024,000.

         Total loans receivable increased $58,024,000 or 23.9% to $300,749,000 for the first six months of 1999. The majority of the increase was in real estate secured loans.

The loan portfolio at June 30, 1999 and December 31, 1998 was comprised of the following (dollars in thousands):


                                              June 30,  December 31,
                                                1999       1998
                                              --------   --------
                                                Amount    Amount
Type of Loans
Commercial                                    $ 62,588   $ 55,792
Commercial real estate and construction (1)    119,107    103,439
Residential real estate                         88,859     63,330
Consumer                                        30,659     20,418
                                              --------   --------
   Total loans                                 301,213    242,979
                                              --------   --------
Unamortized loan premiums                           67        108
Unearned income and costs, net                     531        362
                                              --------   --------
Loans receivable                              $300,749   $242,725
                                              --------   --------
                                              --------   --------

-------------------
(1) Net of undisbursed principal



CREDIT RISK MANAGEMENT

         The second quarter provision for loan losses in 1999 was $230,000 resulting in a year-to-date provision for loan losses of $450,000, which compares to $369,000 for the six month period ended June 30,1998. The allowance for loan losses stands at $3,122,000 at June 30,1999 compared to $2,676,000 at December 31, 1998. As of June 30,1999 the allowance for loan losses is 1.04% of outstanding loans as compared to 1.03% at June 30,1998 and 1.10% at December 31, 1998.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                      Six Months Ended June 30,
                                                        1999           1998
                                                     ---------     -----------
Allowance for loan losses, beginning of period       $   2,676     $     1,614
                                                     ---------     -----------

Loans charged off:
  Commercial                                                --             (25)
  Real estate                                               --             (70)
  Consumer                                                  (6)             (4)
                                                     ---------     -----------
     Total loans charged off                                (6)            (99)
                                                     ---------     -----------
Recoveries:
  Commercial                                               --               --
  Real estate                                              --               --
  Consumer                                                  2                1
                                                     ---------     -----------
    Total recoveries                                        2                1
                                                     ---------     -----------

    Net chargeoffs                                         (4)             (98)
                                                     ---------     -----------

Provision for loan losses                                 450              369
                                                     ---------     -----------

Allowance for loan losses, end of period             $  3,122      $     1,885
                                                     ---------     -----------
                                                     ---------     -----------

Loans (net of premiums and discounts)
   Period-end balance                                 300,749          183,785
   Average balance during period                      270,292          162,173
Allowance as percentage of period-end loan balance       1.04%            1.03%

Percent of average loans:
   Provision for loan losses                             0.34%            0.46%
   Net chargeoffs                                        0.00%            0.12%

         Non-performing assets, expressed as a percentage of total assets, decreased to 0.43% at June 30,1999 from 0.63% at December 31, 1998, reflecting the decrease in other real estate owned of $325,000, the payoff of one non-accruing residential construction loan for approximately $550,000 and the significant increase in assets. The decrease in other real owned for the period was due to the sale of properties.

                                              June 30,  December 31,  June 30,
                                               1999       1998         1998
                                               ----       ----         ----
Loans on nonaccrual basis                     $1,090     $1,520       $  793
Real estate acquired by foreclosure            1,308      1,633        2,051
                                              ------------------------------
   Total non-performing assets                $2,398     $3,153       $2,844
                                              ------------------------------
                                              ------------------------------
Loans past-due 90 days or more and accruing   $  541     $  126       $   49
                                              ------------------------------
                                              ------------------------------

         At June 30,1999, the allowance for loan losses represented 286.4% of nonaccruing loans compared to 176.1% at December 31, 1998. Management believes the allowance for loan losses at June 30,1999 is adequate.

DEPOSITS

         Deposits were $326,963,000 as of June 30,1999, increasing $64,652,000 or 24.6% from the December 31, 1998 balance of $262,311,000. The increase in deposits is attributable to activity generated by an ongoing advertising campaign and the addition of new branches this year.

RESULTS OF OPERATIONS

         NET INTEREST INCOME. Second quarter, 1999 net interest income before provision for loan losses was $4,394,000, an increase of 58.7% over $2,769,000 for the second quarter of 1998, reflecting primarily an increase of $253,363,000 in average earning assets. The increase in average earning assets was comprised of an increase of $114,910,000 in average loans and $138,701,000 in average investments, primarily available for sale mortgage backed securities. For the six month period ended June 30, net interest income before provision for loan losses was $8,292,000 in 1999 compared to $5,209,000 in 1998 reflecting an increase of 59.2%. The net interest margin was 3.40% for the first six months of 1999 as compared to 4.41% for the comparable period of 1998. The decline in the net yield on earning assets was primarily due to the leveraging strategy adopted by the Company in 1998 whereby available for sale securities were funded by borrowings at significantly lower interest rate spreads than were generally available in the loan and deposit portfolios.

         NONINTEREST INCOME AND EXPENSES-Noninterest income increased $579,000 or 50.8% for the second quarter of 1999 to $1,718,000 from $1,139,000 for the second quarter of 1998. For the six month period in 1999, noninterest income was $3,211,000 compared to $2,171,000 for the six month period in 1998, an increase of $1,040,000 or 47.9%. The principal reasons for the increase were gains on sale of loans and an increase in deposit related fees. The increase in the gains on sale of loans was a result of the greater volume of residential mortgage loans originated and sold by First Mariner Mortgage Corporation. First Mariner Mortgage Corporation originated $182,933,000 of residential mortgages during the first six months of 1999 in comparison to approximately $93,703,000 during the first six months of 1998. Continued strong loan demand and an increase in loan production staff was the significant factor in this growth in residential mortgages.


         Deposit service charges rose 75.7% as compared to the quarter ended June 30,1998 which is primarily due to the increased number of deposit accounts. The number of deposit accounts increased 53.8% to approximately 40,000 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

         The gain on the sales of securities was $86,000 for the quarter ended June 30,1999 compared to a gain of $151,000 for the quarter ended June 30,1998. For the six month period ended June 30, 1999 gains were $84,000 as compared to $435,000 for the period ended June 30, 1998.

         Second quarter noninterest expense increased $1,952,000 or 55.2% to $5,489,000 in 1999 from $3,537,000 in the second quarter of 1998. Increases in almost all categories of expense were incurred to support the substantially increased asset and customer base and the expanding branch network. The number of employees increased from to 240 to 400.

         While noninterest expense for the six month period increased $3,626,000, noninterest expense as a percent of average total assets continues to decrease. Noninterest expense on an annualized basis as a percent of average total assets for the quarter ended June 30 was 4.0% in 1999 as compared to 5.2% in 1998.

         INCOME TAXES- The Company recorded income tax expense of $278,000 on income before taxes of $721,000, resulting in an effective tax rate of 38.62% for the six month period ended June 30,1999. No income tax expense was recognized in the second quarter 1998 due to the availability of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity decreased $2,962,000 in the first six months of 1999 to $25,526,000 from $28,488,000 as of December 31, 1998. The change is due to the decrease in accumulated other comprehensive income which decreased $3,342,000 which was caused by the decline in net unrealized holding gains on certain investments, especially mortgage backed securities resulting from the higher interest rate environment existing on June 30, 1999. This decrease was partially offset by net income of $443,000 for the first six months of 1999

         The first cash dividend for the Company was declared on May 4, 1999 in the amount of $0.02 per share payable on or about May 31, 1999 to stockholders of record on May 17,1999. The total amount of the dividend paid $63,336.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:


                                               At June 30,
                                             ---------------
                                              (unaudited)
                                              1999    1998
                                              ----    ----
Regulatory capital ratios
   Leverage
     Consolidated                              7.3%   13.2%
     The Bank                                  7.1%   11.9%
   Tier 1 capital to risk weighted assets
     Consolidated                             11.5%   16.3%
     The Bank                                 11.8%   14.8%
   Total capital to risk weighted assets
     Consolidated                             16.0%   22.2%
     The Bank                                 12.8%   15.7%



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

         The validation phase has been completed for our major mission critical processor NCR, including many of the systems that surround it. On May 9, 1998, a Year 2000 test was conducted to validate the changes made to the NCR system. The test was considered a success although future testing to assure integration with other key systems of the Bank will continue in 1999. All the Company's ATMs have been upgraded to be Year 2000 compliant. The validation and renovation, if necessary, of other mission critical and material operating and support systems will continue through September 1999. As these systems are found to be non compliant they will be renovated, modified or replaced with validation tests conducted to assure future compliance. Contingency planning for all mission critical functions is underway and will be completed by September 1999.

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

COSTS

         Total costs associated with the Plan will primarily include costs incurred to upgrade the existing software and hardware not currently Year 2000 compliant. The Company expects that these costs would be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. To date, the Company has not spent any funds on consultants; however, the Company has spent approximately $40,000 on making its ATMs Year 2000 compliant and approximately $1,500 on education and training seminars for Company personnel. The Company does not track internal costs for personnel devoted to Year 2000 issues; however, one individual has spent a significant amount of time overseeing the project and many other individuals have spent numerous hours to ensure the Company will be compliant. Actual costs are not expected to exceed $100,000 over a period of six months.

RECENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments as fair value. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" ("SFAS No. 137"). Pursuant to SFAS No. 137, the revised effective date SFAS No. 133 is all fiscal quarter of all fiscal years beginning after June 15, 2000. Earlier application is encouraged. Upon application, hedging relationships must be designated anew and documented and recognized in accordance with the transition provisions of SFAS Nos. 133 and
137. While the Company has not completed its analysis of SFAS Nos. 133 and 137 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial position or results of operations since the Bank is not currently using derivative instruments.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowing. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At June 30,1999, the Company had a one year cumulative negative gap of approximately $15,811 million or 3% of total assets.

PART II - Other Information

Item 1 - Legal proceedings - None

Item 2 - Changes in securities and use of proceeds - None

Item 3 - Defaults on senior securities - None

Item 4 - Submission of matters to a vote of security holders-None

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


                                  FIRST MARINER BANCORP



Date: 8/13/99                     By: /s/ Edwin F. Hale Sr.
     -------------------             ------------------------------------
                                     Edwin F. Hale Sr.
                                     Chairman and Chief Executive Officer


Date: 8/13/99                     By: /s/ Joseph A. Cicero
     -----------------               ------------------------------------
                                     Joseph A. Cicero
                                     President