Form 10-Q
period 1999-09-30
FIRST MARINER BANCORP
filed 1999-11-15
CIK 946090

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

 (Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the quarterly period ended SEPTEMBER 30,1999.
                                                          -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  For the transition period from
                                                         ------------------

Commission file number:  0-21815

                              FIRST MARINER BANCORP

             (Exact name of registrant as specified in its charter)

            MARYLAND                                  52-1834860

     (State of Incorporation)           (I.R.S. Employer Identification Number)

1801 SOUTH CLINTON STREET, BALTIMORE, MD       21224            410-342-2600
----------------------------------------       -----            ------------
(Address of principal executive offices)     (Zip Code)        Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the 90 days. Yes  X     No
                                        -----      -----

The number of shares of common stock outstanding as of November 15, 1999 was 3,166,813 shares.

                              FIRST MARINER BANCORP

                                      INDEX

PART  I - FINANCIAL INFORMATION

                                                                                                           PAGE

  Item 1 - Financial Statements

                  Consolidated Statements of Financial Condition at

                    September 30,1999 (unaudited) and at December 31, 1998.....................................3

                  Consolidated Statements of Operations for the Three Months and Nine Months
                    Ended September 30,1999 and September 30,1998

                    (unaudited)................................................................................4

                  Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30,1999

                    and September 30,1998 (unaudited)..........................................................5

                  Notes to Consolidated Financial Statements (unaudited).......................................6

Item 2 -          Management's discussion and analysis of
                  financial condition and results of operations................................................9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................14

PART II - OTHER INFORMATION

Item 1 -          Legal proceedings...........................................................................15
Item 2 -          Changes in securities and use of proceeds...................................................15
Item 3 -          Defaults on seniorsecurities................................................................15
Item 4 -          Submission of matters to a vote of security holders.........................................15
Item 5 -          Other information...........................................................................15
Item 6 -          Exhibits and reports on  Form 8-K...........................................................15

Signatures....................................................................................................16


                            First Mariner Bancorp and Subsidiaries
                        Consolidated Statements of Financial Condition

                                                        September 30,   December 31,
                                                            1999            1998
------------------------------------------------------------------------------------
ASSETS                                                   (Unaudited)

Cash and due from banks                                   $  15,838    $  17,193
Interest-bearing deposits
                                                             23,886        7,246
Available-for-sale securities, at fair value
                                                            199,803      187,697
Investment securities, fair value of $2,000 and $5,547,

   respectively
                                                              2,000        5,502
Mortgage loans held for sale
                                                             17,133       21,321
Loans receivable
                                                            325,397      242,725
Allowance for loan losses
                                                             (3,315)      (2,676)
                                                           ---------     --------
Loans, net
                                                            322,082      240,049
Other real estate owned
                                                              1,288        1,633
Federal Home Loan Bank of Atlanta stock, at cost
                                                              5,615        3,235
Property and equipment, net
                                                             10,054        7,530
Accrued interest receivable
                                                              3,658        2,655
Prepaid expenses and other assets
                                                              7,130        3,426
---------------------------------------------------------------------------------
      Total assets                                        $ 608,487    $ 497,487
---------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                                                $ 341,920    $ 262,311
  Borrowings
                                                            130,908       86,714
  Repurchase agreements
                                                             86,982       94,450
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely

debentures

   of the Company
                                                             21,450       21,450
  Accrued expenses and other liabilities
                                                              2,862        4,074
---------------------------------------------------------------------------------
      Total liabilities
                                                            584,122      468,999
---------------------------------------------------------------------------------

Stockholders' equity

   Common stock, $.05 par value; 20,000,000 shares authorized; 3,166,813 shares issued and outstanding
                                                                158          158
Additional paid-in capital
                                                             34,394       34,394
Accumulated deficit
                                                             (5,949)      (6,517)
Accumulated other comprehensive income (loss)
                                                             (4,238)         453
---------------------------------------------------------------------------------
     Net stockholders' equity
                                                             24,365       28,488
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $ 608,487    $ 497,487
---------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        First Mariner Bancorp and Subsidiaries
    Consolidated Statements of Operations (Unaudited)

                                                        Three Months Ended      Nine months ended
                                                          September 30,            September 30,
                                                         1999        1998        1999        1998
                                                         ----        ----        ----        ----

Interest income:
 Loans                                                  $ 7,018     $ 4,804     $19,366     $12,875
 Investments                                              3,492       2,910      10,001       4,898
                                                         ------      ------      ------      ------
Total interest income                                    10,510       7,714      29,367      17,773

Interest expense:

 Deposits                                                 3,041       2,384       8,292       6,647
 Borrowed funds and other                                 2,827       2,135       8,141       2,722
                                                         ------      ------      ------      ------
Total interest expense                                    5,868       4,519      16,433       9,369
                                                         ------      ------      ------      ------

Net interest income                                       4,642       3,195      12,934       8,404


Provision for loan losses                                   205         338         655         707
                                                         ------      ------      ------      ------

Net interest income after provision for loan losses       4,437       2,857      12,279       7,697

Noninterest income:

 Gain on sale of loans                                      623         501       1,477       1,085
 Service fees on deposits                                 1,029         655       2,607       1,553
 Gain on securities, net                                    118          22         202         458
 Other                                                      291         243         986         497

Total noninterest income                                  2,061       1,421       5,272       3,593

Noninterest expenses:

 Salaries and employee benefits                           3,123       1,934       8,371       4,996
 Net occupancy                                              763         473       2,177       1,302
 Deposit insurance premiums                                  44          31         120          90
 Furniture, fixtures and equipment                          341         211         914         546
 Professional services                                       64         186         221         480
 Advertising                                                254         172         698         525
 Data processing                                            357         232         945         640
 Cleaning and maintenance                                   146         102         430         277
 ATM expenses                                               165         128         430         298
 Other                                                      832         628       2,115       1,650
                                                         ------      ------      ------      ------

Total noninterest expenses                                6,089       4,097      16,421      10,804
                                                         ------      ------      ------      ------

Income before taxes                                         409         181       1,130         486

Provision for income taxes                                  158        --           436        --
                                                         ------      ------      ------      ------

Net income                                              $   251     $   181     $   694     $   486
                                                         ------      ------      ------      ------
                                                         ------      ------      ------      ------

Net income per common share:

   Basic                                                $  0.08     $  0.05     $  0.22     $  0.15
   Diluted                                                 0.07        0.05        0.20        0.14




See accompanying notes to consolidated financial statements.

                             First Mariner Bancorp and Subsidiaries



                       Consolidated Statements of Cash Flows (Unaudited)



                     For the nine months ended September 30, 1999 and 1998


Cash flows from operating activities:                                                 1999        1998
                                                                                   (dollars in thousands)

Net income                                                                        $     694      $     486
Adjustments to reconcile net income to net cash used by operating activities:

   Depreciation and amortization                                                      1,117            752
   Amortization of unearned loan fees and costs, net                                   (423)          (352)
   Amortization of premiums on deposits                                                --              (11)
   Amortization of premiums and discounts on loans                                       30             40
   Amortization of premiums and discounts on mortgage-backed  securities, net           229           --
   Gain on securities                                                                  (202)          (458)
   Decrease  in accrued interest receivable                                          (1,003)        (1,164)
   Provision for loan losses                                                            655            707
   Net decrease in mortgage loans held-for-sale                                       4,188          5,401
   Net decrease (increase) in accrued expenses and other liabilities                 (1,212)         4,404
   Net increase in prepaids and other assets                                           (754)        (1,993)
                                                                                     --------       --------
Net cash provided by operating activities                                             3,319          7,812
Cash flows from investing activities:

   Loan disbursements, net of principal repayments                                  (82,195)       (75,256)
   Purchases of property and equipment                                               (3,641)        (2,880)
   Purchases of Federal Home Loan Bank of Atlanta stock                              (2,380)        (1,101)
   Purchases of available for sale securities                                       (55,879)      (172,007)
   Sales of available for sale securities                                            12,484         11,198
   Principal repayments of available for sale securities                             23,622          6,831
   Maturities of available for sale securities                                         --            6,500
   Maturities of investment securities                                                3,501          2,099
   Construction disbursements-other real estate owned                                  (240)          (607)

   Sales of other real estate owned                                                     485            956
                                                                                   ---------      ---------

Net cash used in investing activities                                              (104,243)      (224,267)
                                                                                   ---------      ---------
Cash flows from financing activities:

   Net increase in deposits                                                          79,609         46,268
   Net increase (decrease) in other borrowings                                      (10,874)        96,425
   Proceeds from advances from Federal Home Loan Bank of Atlanta                    115,100         73,500
   Repayment of advances from Federal Home Loan Bank of Atlanta                     (67,500)       (40,500)
   Proceeds from stock issuance, net                                                   --              257
   Proceeds from trust preferred securities offering                                   --           21,450
   Dividends paid                                                                      (126)          --
Net cash provided by financing activities                                           116,209        197,400
                                                                                  ----------     ----------
Increase (decrease) in cash and cash equivalents                                     15,285        (19,055)
Cash and cash equivalents at beginning of period                                     24,439         45,917
                                                                                  ----------     ----------
Cash and cash equivalents at end of period                                        $  39,724      $  26,862
                                                                                  ----------     ----------
                                                                                  ----------     ----------
Supplemental information:

   Interest paid on deposits and borrowed funds                                   $  15,500      $   8,863
   Real estate acquired in satisfaction of loans                                        100            435
   Income taxes paid                                                                    518           --



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

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

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)


                                                                       Nine months ended
                                                                          September 30,
                                                                      1999            1998
                                                                    (Unaudited)
                                                                    (dollars in thousands)

Net income                                                           $   694      $   486
Other comprehensive income items:

   Unrealized holding losses arising during the period

     (net of tax (benefit) of $(2,951) and $503, respectively)
                                                                      (4,567)         820
   Less:  reclassification adjustment for gains (net of taxes of

      $78 and $177, respectively) included in net income
                                                                         124          281
                                                                     ---------    ---------
Total other comprehensive income (loss)
                                                                      (4,691)         539
                                                                     ---------    ---------
Total comprehensive income (loss)                                    $(3,997)     $ 1,025
                                                                     ---------    ---------
                                                                     ---------    ---------




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

         Information relating to the calculation of earnings per common share is summarized as follows:

                                               Three Months Ended               Nine Months Ended
                                         SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                              1999            1998              1999            1998
                                         ---------------------------------------------------------------
Net income-basic and diluted                     250,968        181,297         694,124         486,234
                                         ---------------------------------------------------------------
Weighted-average shares outstanding            3,166,813      3,164,925       3,166,813       3,155,526
Dilutive securities-options and warrants         180,090        376,226         232,352         419,244
                                         ---------------------------------------------------------------
Adjusted weighted-average shares               3,346,903      3,541,151       3,399,165       3,574,770
outstanding-dilutive                     ---------------------------------------------------------------


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

For the quarter ended September 30, 1999
    (dollars in thousands)

Total revenue:

   Commercial and consumer banking                       $  5,810
                                                                  (1)
   Mortgage banking
                                               1,195

   Less related party transactions
                                                (302)             (3)
                                               ------
Net mortgage banking                                          893 (2)
                                                          ========
Consolidated revenue                                     $  6,703
                                                          ========
Income (loss) before income taxes:

   Commercial and consumer banking                       $    738
   Mortgage banking                              (27)

   Less related party transactions
                                                (302)             (3)
                                               ------
Net mortgage banking                                         (329)(2)
                                                           =======
Consolidated income before income taxes                   $   409
                                                           =======



(1) Includes net interest income of
$4,642.
(2) Includes net interest income of $94.

(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the nine month period ended September 30, 1999
    (dollars in thousands)

Total revenue:

   Commercial and consumer banking                       $ 15,829  (1)
   Mortgage banking                            3,575

   Less related party transactions
                                              (1,199)             (3)
                                              -------
Net mortgage banking                                        2,377 (2)
                                                          =======
Consolidated revenue                                     $ 18,206
                                                          ========
Income (loss) before income taxes:

   Commercial and consumer banking                       $  2,074
   Mortgage banking                              255

   Less related party transactions            (1,199)             (3)
                                              --------
Net mortgage banking                                         (944)(2)
                                                           =======
Consolidated income before income taxes                  $  1,130
                                                           =======

Identifiable assets:

   Commercial and consumer banking                       $591,354
   Mortgage banking



                                                           17,133

                                                          ========
Consolidated total assets                                $608,487
                                                          ========



(1) Includes net interest income of
$12,934.
(2) Includes net interest income of $289.

(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the quarter ended September 30, 1998
    (dollars in thousands)

Total revenue:

   Commercial and consumer banking                       $   3,918  (1)
   Mortgage banking
                                               803

   Less related party transactions
                                              (104)                 (3)
                                              -----
Net mortgage banking
                                                                698 (2)
                                                          =========
Consolidated revenue                                     $    4,616
                                                          =========
Income (loss) before income taxes:

   Commercial and consumer banking                       $     497
   Mortgage banking                           (212)


   Less related party transactions
                                              (104)                 (3)
                                              -----
Net mortgage banking
                                                              (316) (2)
                                                          =========
Consolidated income before income taxes                  $     181
                                                          =========



(1) Includes net interest income of
$3,195.
(2) Includes net interest income of $38.

(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined quarterly.

For the nine month period ended September 30, 1998
    (dollars in thousands)
Total revenue:

   Commercial and consumer banking                       $  10,412  (1)
   Mortgage banking                           1,902

   Less related party transactions              (317)               (3)
                                              -------
Net mortgage banking
                                                             1,585  (2)
                                                          =========
Consolidated revenue                                     $  11,997
                                                          =========
Income (loss) before income taxes:

   Commercial and consumer banking                       $   1,098
   Mortgage banking                             (295)

   Less related party transactions              (317)               (3)
                                              -------
Net mortgage banking                                          (612) (2)
                                                          =========
Consolidated income before income taxes                  $     486
                                                          =========


Identifiable assets:

   Commercial and consumer banking                       $ 448,150
   Mortgage banking                                         11,653
                                                          =========
Consolidated total assets                                  459,802
                                                          =========




(1) Includes net interest income of
$8,404.
(2) Includes net interest income of $142.

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

THE COMPANY

         The business of the Company is conducted primarily through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 24 full service branches and 39 Automated Teller Machines.

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $608,487,000 at September 30, 1999, compared to $497,487,000 at December 31, 1998, increasing $111,000,000 or 22.3%
for the nine months of 1999. Earning assets increased $103,728,000 or 22.3% to $568,219,000 from $464,491,000, primarily due to increases in loans outstanding of $82,672,000.

         Total loans receivable increased $82,672,000 or 34.1% to $325,397,000 for the first nine months of 1999. The majority of the increase was in real estate secured loans. Residential mortgage loans for sale decreased to $17,133,000 from $21,321,000 due to faster delivery of residential mortgage to investors.

The loan portfolio at September 30, 1999 and December 31, 1998 was comprised of the following (dollars in thousands):

                                            September 30,   December 31,
                                                1999            1998
                                            --------------  --------------

                                               AMOUNT          AMOUNT

TYPE OF LOANS

Commercial                                      $  64,597       $  55,792
Commercial real estate and construction (1)       131,716         103,439

Residential real estate                            95,615          63,330
Consumer                                           33,733          20,418
                                                 ---------       ---------
   Total loans
                                                  325,661         242,979
                                                 ---------       ---------
Unamortized loan premiums                              73             108
Unearned income and costs, net                        337             362
                                                 =========       =========
Loans receivable                               $  325,397      $  242,725
                                                 =========       =========




(1)  Net of undisbursed principal

CREDIT RISK MANAGEMENT

         The third quarter provision for loan losses in 1999 was $205,000 resulting in a year-to-date provision for loan losses of $655,000, which compares to $707,000 for the nine month period ended September 30,1998. The allowance for loan losses stands at $3.315 at September 30,1999 compared to $2,676,000 at December 31, 1998. As of September 30,1999 the allowance for loan losses is 1.02% of outstanding loans as compared to 1.01% at September 30,1998 and 1.10% at December 31, 1998.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        1999                     1998

Allowance for loan losses, beginning of period          $ 2,676                 $    1,614
                                                      ----------            ---------------

Loans charged off:

  Commercial                                                 -                        (43)
  Real estate                                                -                        (70)
  Consumer                                                 (18)                       (12)
                                                      ----------            ---------------
     Total loans charged off                               (18)                      (125)
                                                      ----------            ---------------

Recoveries:

  Commercial                                                 -                          8
  Real estate                                                -                          4
  Consumer                                                   2                         16
                                                      ----------            ---------------
    Total recoveries                                         2                         28
                                                      ----------            ---------------

    Net chargeoffs
                                                           (16)                       (97)
                                                      ----------            ---------------

Provision for loan losses                                  655                        707
                                                      ----------            ---------------

Allowance for loan losses, end of period               $ 3,315                  $   2,224
                                                      ==========            ===============




Loans (net of premiums and discounts)

   Period-end balance
                                                       325,397                    219,108
   Average balance during period
                                                       288,417                    175,327
Allowance as percentage of period-end loan balance        1.02%                      1.01%

Percent of average loans:

   Provision for loan losses                              0.30%                      0.54%
   Net chargeoffs                                         0.01%                      0.07%



         Non-performing assets, expressed as a percentage of total assets, decreased to 0.54% at September 30,1999 from 0.63% at December 31, 1998, reflecting the decrease in other real estate owned and the significant increase in assets. The decrease in other real owned for the period was due to the sale of properties. Loans on nonaccrual basis have increased primarily due to one restaurant loan of approximately $920,000 which was placed on nonaccrual status in the third quarter.

                                                    September 30,    December 31,   September 30,
                                                   -------------------------------------------------
                                                         1999            1998            1998
                                                         ----            ----            ----
Loans on nonaccrual basis                                $    2,007      $   1,520        $     775
Real estate acquired by foreclosure
                                                              1,288          1,633            2,031

                                                   =================================================
   Total non-performing assets                           $    3,295      $   3,153        $   2,806
                                                   =================================================

Loans past-due 90 days or more and accruing              $    1,925      $     126        $     369
                                                   =================================================



         At September 30,1999, the allowance for loan losses represented 165.2% of nonaccruing loans compared to 176.1% at December 31, 1998. Management believes the allowance for loan losses at September 30,1999 is adequate. In October 1999, the Company placed loans to one borrower of approximately $510,000 on a nonaccrual basis.

DEPOSITS

         Deposits were $341,920,000 as of September 30,1999, increasing $79,609,000 or 30.3% from the December 31, 1998 balance of $262,311,000. The increase in deposits is attributable to activity generated by an ongoing advertising campaign and the addition of new branches this year.

RESULTS OF OPERATIONS

         NET INTEREST INCOME. Third quarter, 1999 net interest income before provision for loan losses was $4,642,000, an increase of 45.3% over $3,195,000 for the third quarter of 1998, reflecting primarily an increase of $219,628,000 in average earning assets. The increase in average earning assets was comprised of an increase of $119,414,000 in average loans and $100,062,000 in average investments, primarily available for sale mortgage backed securities. For the nine month period ended September 30, net interest income before provision for loan losses was $12,934,000 in 1999 compared to $8,404,000 in 1998 reflecting an increase of 53.9%. The net interest margin was 3.42% for the first nine months of 1999 as compared to 3.91% for the comparable period of 1998. The decline in the net yield on earning assets was primarily due to the leveraging strategy adopted by the Company in 1998 whereby available for sale securities were funded by borrowings at significantly lower interest rate spreads than were generally available in the loan and deposit portfolios.

         NONINTEREST INCOME AND EXPENSES-Noninterest income increased $640,000 or 45.0% for the third quarter of 1999 to $2,061,000 from $1,421,000 for the third quarter of 1998. For the nine month period in 1999, noninterest income was $5,272,000 compared to $3,593,000 for the nine month period in 1998, an increase of $1,679,000 or 46.7%. The principal reasons for the increase were gains on sale of loans and an increase in deposit related fees. The increase in the gains on sale of loans was a result of the greater volume of residential mortgage loans originated and sold by First Mariner Mortgage Corporation. First Mariner Mortgage Corporation originated $276,187,000 of residential mortgages during the first nine months of 1999 in comparison to approximately $155,813,000 during the first nine months of 1998. Continued strong loan demand and an increase in loan production staff were the significant factor in this growth in residential mortgages.

         Deposit service charges rose 57.1% as compared to the quarter ended September 30,1998 which is primarily due to the increased number of deposit accounts. The number of deposit accounts increased 54.6% to approximately 43,000 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

         The gain on the sales of securities was $118,000 for the quarter ended September 30,1999 compared to a gain of $22,000 for the quarter ended September 30,1998. For the nine month period ended September 30, 1999 gains were $202,000 as compared to $458,000 for the period ended September 30, 1998.

         Third quarter noninterest expense increased $1,992,000 or 48.6% to $6,089,000 in 1999 from $4,097,000 in the third quarter of 1998. Increases in almost all categories of expense were incurred to support the substantially increased asset and customer base and the expanding branch network. The number of employees increased from 273 to 413.

         While noninterest expense for the nine month period increased $5,617,000, noninterest expense as a percent of average total assets continues to decrease. Noninterest expense on an annualized basis as a percent of average total assets for the quarter ended September 30 was 4.1% in 1999 as compared to 4.7% in 1998.

         INCOME TAXES-.....The Company recorded income tax expense of $436,000 on income before taxes of $1,130,000, resulting in an effective tax rate of 38.62% for the nine month period ended September 30,1999. No income tax expense was recognized in the third quarter 1998 or for the year to date, 1998 due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity decreased $4,123,000 in the first nine months of 1999 to $24,365,000 from $28,488,000 as of December 31, 1998. The change is due to the decrease in accumulated other comprehensive income which decreased $4,691,000 which was caused by the decline in net unrealized holding gains on certain investments, especially mortgage backed securities resulting from the higher interest rate environment existing on September 30, 1999. This decrease was partially offset by net income of $694,000 for the first nine months of 1999.

         The first cash dividend for the Company was declared on May 4, 1999 in the amount of $0.02 per share payable on or about May 31, 1999 to stockholders of record on May 17,1999. The total amount of the dividend paid $63,336. A second quarter dividend was paid to stockholders on or about August 31, 1999 for $63,336. A third dividend was declared and payable on or about November 30, 1999 to shareholders of record on November 16, 1999.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:

                                                   At September 30,
                                                   ----------------
                                                     (unaudited)
                                                 1999             1998

Regulatory capital ratios
   Leverage
     Consolidated                                 7.1%               8.8%
     The Bank                                     7.0%               8.0%
   Tier 1 capital to risk weighted assets
     Consolidated                                11.0%              14.5%
     The Bank                                    11.8%              13.1%
   Total capital to risk weighted assets
     Consolidated                                15.5%              20.4%
     The Bank                                    12.7%              14.0%



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

         The validation phase has been completed for our major mission critical processor NCR, including many of the systems that surround it. On May 9, 1998, a Year 2000 test was conducted to validate the changes made to the NCR system. The test was considered a success although future testing to assure integration with other key systems of the Bank will continue in 1999. All the Company's ATMs have been upgraded to be Year 2000 compliant. The validation and renovation, if necessary, of other mission critical and material operating and support systems were completed by September 1999. Contingency planning for all mission critical functions were completed by September 1999.

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

COSTS

         Total costs associated with the Plan will primarily include costs incurred to upgrade the existing software and hardware not currently Year 2000 compliant. The Company expects that these costs would be incurred in the normal course of business as software and hardware is ordinarily upgraded to keep pace with technological advances. To date, the Company has not spent any funds on consultants; however, the Company has spent approximately $40,000 on making its ATMs Year 2000 compliant and approximately $1,500 on education and training seminars for Company personnel. The Company does not track internal costs for personnel devoted to Year 2000 issues; however, one individual has spent a significant amount of time overseeing the project and many other individuals have spent numerous hours to ensure the Company will be compliant. Actual costs are not expected to exceed $25,000 for the remainder of the year.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowing. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 1999, the Company had a one year cumulative negative gap of approximately $60.9 million or 10% of total assets.

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

                               FIRST MARINER BANCORP

Date:   11/15/99                                  By:     //Edwin F. Hale Sr
     -----------------------                 ---------------------------------
                                                Edwin F. Hale Sr.
                                          Chairman and Chief Executive Officer


Date:   11/15/99                                  By:     /s/ Joseph A. Cicero
     -----------------------                 ---------------------------------
                                                Joseph A. Cicero
                                                President