Form 10-K
period 1999-12-31
FIRST MARINER BANCORP
filed 2000-03-30
CIK 946090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________________.

Commission file number:  0-21815

                              FIRST MARINER BANCORP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                 52-1834860
    ----------------------          ------------------------------------
   (State of Incorporation)        (I.R.S. Employer Identification Number)

1801 SOUTH CLINTON STREET, BALTIMORE, MD       21224          410-342-2600
----------------------------------------      --------       ----------------
(Address of principal executive offices)     (Zip Code)     (Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
       # 7 Securities registered under Section 12 (g) of the Exchange Act:
                     COMMON STOCK, par value $.05 per share
                                (Title of Class)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90
days.  Yes  /X/  No /   /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The issuer's revenues for its most recent year were $47,737,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as March 28, 2000 was $15,061,140.

-------------------------------------------------------------------------------
         The number of shares of common stock outstanding as of March 28, 2000 is 3,166,813 shares.

Documents incorporated by reference:

         Annual Report of Stockholders - Parts II, IV
         Proxy Statement - Part III

                              FIRST MARINER BANCORP

-------------------------------------------------------------------------------

                           Annual Report on Form 10-K
                                December 31, 1999

                                Table of Contents

                                     PART I

                                                                                               PAGE
Item I    Business                                                                               3

Item 2    Properties                                                                            12

Item 3    Legal Proceedings                                                                     14

Item 4    Submission of Matters to a Vote of Security Holders                                   14

                                     PART II

Item 5    Market for the Registrant's Common Stock and Related Stockholders Matters             15

Item 6    Selected Financial Data                                                               16

Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 16

Item 7A   Quantitative and Qualitative Disclosures About Market Risk                            16

Item 8    Financial Statements and Supplementary Data                                           17

Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures                                                                 17

                                    PART III

Item 10     Directors and Executive Officers of the Registrant                                  17

Item 11     Executive Compensation                                                              17

Item 12     Security Ownership of Certain Beneficial Owners and Management                      17

Item 13     Certain Relationships and Related Transactions                                      17

                                     PART IV

Item 14     Exhibits,  Financial Statement Schedules  and Reports on Form 8-K                   17

                           FORWARD-LOOKING STATEMENTS

    Part I and Part II of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations, and unknown outcomes including statements regarding growth strategies, new banking services and payment of dividends. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, the federal government, changes in tax policies, changes in interest rates, deposit flow, the cost of funds, demand for loan products and financial services and changes in the Company's competitive position, changes in the quality or composition of loan and investment portfolios, and the ability of the Company to manage growth and are described further in Exhibit 99 to this Form 10K.

                                     PART I

ITEM I BUSINESS

GENERAL

    First Mariner Bancorp (the "Company") is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. The business of the Company is conducted through its wholly-owned subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC'). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 24 full service branches and 41 Automated Teller Machines ("ATMs"). At December 31, 1999, the Company had total assets of $616,072,000. The Company and its subsidiaries had approximately 430 full time and part time employees as of December 31, 1999.

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

    The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600.

MARKET AREA AND MARKET STRATEGY

    The Bank's core market is central Maryland, which consists primarily of Baltimore City, Baltimore County, Harford County, Talbot County and Anne Arundel County. This area contains a high concentration of population and businesses and the local governments are committed to business development in the region. The Company believes that its market area is economically stable and is largely middle-class with a median family income of $44,000, which is above the national average.

    As an independent Maryland-based community bank, the Bank is engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized business. The Bank emphasis personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors. The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships. The Company believes that individuals and businesses in its market area are dissatisfied with the large out-of-state banking institutions, which have acquired local banks. Management believes that the Bank has a window of opportunity to establish business ties with customers who have been displaced by the consolidations and who are anxious to forge banking relationships with locally-owned and managed institutions. These consolidations also benefit the Bank by making available experienced and entrepreneurial managers from larger financial institutions and acquisition opportunities from the remaining small independent banks in the Company's market area.

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

         - Acquire financial institutions or branches, which offer compatible products, marketing opportunities, potential cost savings or economies of scale;

         - Establish nontraditional joint ventures with retail establishments such as Mars Super Market and other retail entities that have high traffic patterns; and

         - Invest in new products and technology, including internet and online banking.

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

     COMMUNITY REINVESTMENT ACT. The Bank has a strong commitment to its responsibilities under the Community Reinvestment Act and actively searches for opportunities to meet the development needs of all members of the community it serves, including persons of low to moderate income in a manner consistent with safe and sound banking practices. The Bank currently fulfills this commitment by participating in loan programs sponsored or guaranteed by the SBA, FHA, VA, CDA, Maryland Industrial Development Financing Authority, and the Settlement Expense Loan Program.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. At December 31, 1999, the Bank's loan portfolio totaled $329.5 million representing approximately 53.5% of its total assets of $616.1 million. The following table sets forth the Bank's loans by major categories as of December 31, 1999:

(Dollars in thousands)                                                      AMOUNT         PERCENT
                                                                            ------         -------
Commercial                                                                   $  67,665       20.5%
Real Estate Construction-Consumer                                               34,420       10.4%
Real Estate Development and Construction                                        17,051        5.2%
Real Estate Mortgage:

   Residential                                                                  85,710       26.0%
   Commercial                                                                   88,950       27.0%
Consumer                                                                        35,732       10.8%

   Total loans                                                               $ 329,528      100.0%
                                                                            ==========      ======

     COMMERCIAL LOANS. The Bank originates secured and unsecured loans for business purposes. Less than one percent of these loans is unsecured. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral which secures the loan. It is the Bank's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     REAL ESTATE DEVELOPMENT AND CONSTRUCTION LOANS. The real estate development and construction loan portfolio consisted of the following as of December 31, 1999:

                                                                           Amount      Percent
                                                                       --------------------------
Commercial Construction                                                     6,799       39.9%
Commercial Acquisition and Construction                                       200        1.2%
Commercial Land Acquisition                                                 1,961       11.5%
Residential Builders Construction                                           6,183       36.3%
Residential Builders Acquisition and Development                            1,423        8.3%
Residential Builders Acquisition, Development and Construction                485        2.8%
                                                                       ===========================
    Total Real Estate-Development and Construction                         17,051      100.0%
                                                                       ===========================


     The Bank provides interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy the single family dwellings. Real estate development and construction loans to provide interim financing on the property is generally made for 80% or less of the appraised value of the property. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

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

     The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. It is also the Bank's general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

     CONSUMER LOANS. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum term of 10 years, although the bank does offer a 90% loan to value product. The interest rates on home equity loans are adjustable.

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

     The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000 for residential mortgages, commercial loans and consumer construction loans, and for other types of loans the lending authority is $250,000. The Board's Loan Committee is authorized to approve loans up to the Bank's legal lending limit, which currently approximates $6,300,000 as of December 31, 1999. The bank has established an in-house limit of $2,000,000 which is reviewed periodically by the Board of Directors.

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

     To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customers' needs, the Bank will arrange for those services to be provided by other banks with which it has a relationship.

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

     Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Under current Federal Reserve regulations, such permissible nonback activities include mortgage banking, equipment leasing, securities brokerage and consumer and commercial finance company operations.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for bank holding companies and their non-banking subsidiaries. Such rules were retained for banks.

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

     STATE BANK HOLDING COMPANY REGULATION. As a Maryland bank holding company, the Company is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation. Also, a bank holding company and its Maryland state-chartered bank or trust company cannot directly or indirectly acquire banking or nonbanking subsidiaries or affiliates until the bank or trust company receives the approval of the Maryland Commissioner.

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

     The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. 'These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

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

DEPOSIT INSURANCE

     As a FDIC member institution, deposits of the Bank are currently insured to a minimum of $ 100,000 per depositor through the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund ("BIF"). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company or bank and trust companies that have acquired SAIF deposits. The Bank is a converted federal savings bank, therefore, its deposits are through SAIF. Mergers or transfers of assets between SAIF and BIF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

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

     This recapitalization has lowered the semiannual assessments paid by the Bank as a SAIF member. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. Before the recapitalization, the rates assessable on SAIF-insured deposits ranged from $0.23 per $100 of domestic deposits to $0.31 per $100 of domestic deposits; the Bank's assessment stood at $0.23 per $100. Rates assessable to BIF members have been significantly lower at a range of $0.03 to $0.27 per $100, with the highest rated BIF institutions paying the statutory minimum of $2,000 per year. With recapitalization of SAIF, the assessment ranges for both BIF and SAIF institutions has decreased. The Bank has an assessment rate of $0.06 per $100 starting on January 1, 1999.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

     The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an uninsured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". See "Federal Deposit Insurance Corporation Improvement Act of 1991" below. The Company does not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. It however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. The Bank must obtain approval of the Maryland Commissioner to pay dividends to the Company for so long as the Bank's statement of financial condition reflect as it did of December 31, 1999, negative undivided profits (accumulated deficit), the Company anticipates that such approval will be required for the foreseen future. In addition to these specific restriction bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

CAPITAL REQUIREMENTS

     The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangement which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

     A banking organization's risk-based capital ratio are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities, subject to certain limitations, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, qualifying and subordinated debt, and the allowance for loan and lease losses subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 1999, the Bank's ratio of Tier 1 to risk-weighted assets stood at 11.2% and its ratio of total capital to risk-weighted assets stood at 12.1%. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. At December 31, 1999, the Bank's leverage capital ratio stood at 6.6%.

     In August, 1995 and May, 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a Bank's capital adequacy, an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons the

Company does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

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

FINANCIAL SERVICES MODERNIZATION

     In November 1999, the Gramm-Leach-Bliley Act ("GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insurance financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company". GLBA provides that a financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice producers. GLBA also permits certain qualified national bank subsidiaries to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking.

ITEM 2 PROPERTIES

         The principal executive offices of the Company and the main office of the Bank are located at 1801 South Clinton Street, Baltimore, Maryland. The Company and the Bank occupy approximately 49,000 square feet of space leased from Edwin F. Hale, Sr., Chairman and Chief Executive Officer of the Company. Rental for this space in 1999 was approximately $699,000 annually, of which $664,000 is allocated for 47,830 square feet of office and $35,000 is allocated for 1,170 square feet of Bank branch space and drive-up banking and customer parking facilities. Management believes that such terms are at least as favorable as those that could be obtained from an unaffiliated third party lessor.

     The Bank has branches at the following locations:

                                           SQUARE                                    LEASE         RENEWAL
        LOCATION                            FEET                ANNUAL RENT        EXPIRATION      OPTIONS
        --------                           ------               -----------        ----------      -------
1801 South Clinton Street                   1,170          $         35,000        10/31/2013      5 Years
(Baltimore City)

115 East Joppa Road                         2,750             Owns building -                 -
Towson (Baltimore County)                            (subject to $25 ground
                                                                      rent)

1641 Joppa Road                             2,480             Owns building -                 -
Towson (Baltimore County)

9833 Liberty Road                           2,800             Owns building -                 -
(Baltimore County)                                      (subject to $12,000
                                                               ground rent)

12 A. S. Bel Air Parkway                    2,288             Owns building         6/30/2017       -
Bel Air (Harford County)                                (subject to $35,000
                                                               ground rent)

16 South Calvert Street                     2,515          $         26,595         5/14/2001        5 Years
(Baltimore City)

2375 Rolling Road (Mars Store)                             $         36,500         11/1/2000        5 Years
                                              667
Woodlawn (Baltimore County)

Chesapeake Center Drive (Mars                 484          $         36,500          3/1/2001        5 Years
Store) Glen Burnie (Anne Arundel
County)

1013 Reisterstown Town Road                 4,156             Owns building -                        -
Pikesville (Baltimore County)

60 Painters Mill Road                       2,350          $         80,235        10/31/2005        5 Years
Owings Mills (Baltimore County)

161 Jennifer Road                           4,400          $         85,446         6/30/2001        5 Years
Annapolis (Anne Arundel County)

1401 Pulaski Highway (Mars Store)             484          $         36,500         12/3/2001        5 Years
Edgewood (Harford County)

1770 Merritt Blvd                           2,500          $         32,500         2/19/2007        5 Years
Dundalk (Baltimore County)

1740 York Road                              1,200          $         36,000         4/30/2012       15 Years
Lutherville (Baltimore County)

1018 Beards Hill Rd (Mars Store)              525          $         36,500         5/20/2002        5 Years
Aberdeen (Harford County)

15 E. Padonia Road (Mars Store)               276          $         36,500        10/19/2002        5 Years
Timonium (Baltimore County)

8433 Bel Air Road                           2,050             Owns building -                        -
Perry Hall (Baltimore County)

8133 Elliott Road                           2,099          $         31,485         3/31/2003        5 Years
Easton (Talbot County)                                                                               x2

8206 Pulaski Highway                        6,500          $         38,350         2/28/2008        5 Years
Rosedale (Baltimore County)                                                                          x2

360 Governor Ritchie Highway                2,200          $         40,700         5/31/2008        5 Years
Severna Park (Anne Arundel County)                                                                   x2

7878 Wise Avenue (Mars Store)                 450          $         36,500         9/15/2003       5 Years

Dundalk (Baltimore County)

8587 Ft. Smallwood Rd (Mars Store)            450          $         36,500        10/31/2003       5 Years
Pasadena (Anne Arundel County)

176 Carroll Island Road                     1,800          $         25,200          2/1/2004       5 Years
Baltimore (Baltimore County)

1053 MD Route 3  (2)                        2,480             Owns building         4/28/2015      15 Years
Crofton (Anne Arundel County)                           (subject to $30,000
                                                               ground rent)

12505 Coastal Highway  (2)                  1,800          $         31,878        10/31/2004       5 Years
Ocean City (Worcester)

10065 Baltimore National Pike (2)           2,480             Owns building          8/1/2009      10 Years
Ellicott City (Howard County)                           (subject to $75,000
                                                               ground rent)

7400 L Ritchie Highway (1)                  2,250          $         38,250         12/1/2004       5 Years
Glen Burnie (Anne Arundel)

(1) Branch has opened in first quarter, 2000

(2) Branches are expected to open in second quarter, 2000

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDERS MATTERS

MARKET FOR COMMON STOCK

     Shares of First Mariner Bancorp trades on The Nasdaq Stock Market's National Market under the trading symbol FMAR. For the period January 1, 1999 through December 31, 1999 the high and low prices as quoted on The Nasdaq Stock Market were $13.250 and $7.250, respectively.

     As of December 31, 1999, First Mariner Bancorp had approximately 2,512 shareholders of record. On May 22, 1998, a 10% stock dividend was declared and stock distributed to shareholders on record. The Company paid its first cash dividend of 2 cents per share in May, 1999, also paid dividends of 2 cents per share in August, 1999 and November, 1999 for total dividends of 6 cents per share paid in 1999.

RECENT COMMON STOCK PRICES

     The Company's Common Stock is traded on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq") National Market tier of the Nasdaq Stock Market under the symbol "FMAR".

     The following table illustrates high and low sale prices of the Company's Common Stock for the periods indicated.

                                     LOW          HIGH
                                   -------       -------
1999 QUARTER ENDED:
      Fourth quarter                 7.250       10.250
      Third quarter                  9.875       11.750
      Second quarter                10.750       12.063
      First quarter                 11.375       13.250

1998 QUARTER ENDED:
      Fourth quarter                12.250       14.625
      Third quarter                 12.750       16.000
      Second quarter                15.000       15.975
      First quarter                 14.175       16.425

ITEM 6 SELECTED FINANCIAL DATA
(Dollars in thousands except for per share data)

                                                               At or For Year ended December 31,
                                               --------------------------------------------------------------------

                                                  1999           1998           1997          1996            1995
                                                  ----           ----           ----          ----            ----
Net Interest Income                            $   17,651     $   12,022      $   7,753     $   3,629      $   1,292

Provision For Loan Losses                             785          1,212            472         1,040            190

Noninterest Income                                  7,264          5,595          2,351         1,074            197

Noninterest Expense                                22,743         16,246          9,459         5,836          2,581

Net Income                                            877          1,123            365         (2173)         (1282)

Net Income Per Common Share - Basic                  0.28           0.36           0.12         (1.56)         (1.71)

Total Assets                                   $  616,072     $  497,487     $  256,984    $  132,562     $   52,798

Loans Receivable, Net                             326,206        240,049        142,458        90,822         29,559

Deposits                                          368,751        262,311        196,962       102,289         41,487

Stockholders' Equity                               21,863         28,488         26,966        23,796         10,702

Allowance For Loan Losses                           3,322          2,676          1,614         1,242            376

Net Charge-offs                                       139            150            100           174             59

Non-Performing Assets To Total Assets                0.90%          0.63%          1.36%         1.19%          1.20%

Return on Average Assets                             0.16%          0.32%          0.21%        (2.64%)        (3.45%)

Return on Average Equity                             3.30%          4.07%          1.39%       (21.67%)       (19.62%)

Regulatory capital ratios

   Leverage                                             6%             8%            15%           19%            28%

   Tier 1 capital to risk weighted assets              10%            14%            17%           18%            34%

   Total capital to risk weighted assets               15%            19%            18%           19%            35%


ITEM 7 THE INFORMATION REQUIRED BY THIS ITEM 7 IS INCORPORATED BY REFERENCE HEREIN FROM THE ANNUAL REPORT OF STOCKHOLDERS ATTACHED AS EXHIBIT 13.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowing. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 1999, the Company had a one year cumulative negative gap of approximately $112,000 million.

ITEM 8 FINANCIAL STATEMENTS AND RELATED NOTED REQUIRED BY THIS ITEM 8 IS INCORPORATED BY REFERENCE HEREIN FROM THE ANNUAL REPORT OF STOCKHOLDERS ATTACHED AS EXHIBIT 13.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from the Company's proxy statement in connection with its Annual Meeting of Stockholders to be held May 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11  EXECUTIVE COMPENSATION

     Certain information relating to directors and executive officers compensation, the Compensation Committee Report on Executive Compensation, and stock performance is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain Information relating to security ownership of certain directors, 5% beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held May 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2)       FINANCIAL STATEMENTS

         Independent Auditors' Report
         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998
         Consolidated Statements of Operations as of December 31, 1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity as of December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash flows as of December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements as of December 31, 1999, 1998 and 1997

(a)(3)   Exhibits Required to be Filed by Item 601 of Regulation S-K

                                  EXHIBIT INDEX


         3.1    Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by
                reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))

         3.2    Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the 1996 Registration Statement)


         10.1   1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

         10.2   Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration
                Statement)

         10.3   Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc.
                (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)

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

         13     1999 Annual Report of Stockholders filed herewith

         21     Subsidiaries of Registrant filed herewith

         22     Consent of KPMG LLP filed herewith

         27     Financial Data Schedule for the 12 Months Ended December 31, 1999, filed electronically herewith.

         99     Risk Factors filed herewith.

(b)      Reports on Form 8-K

             None

(c)      Exhibits required by Item 601 of Regulation S-K

             See the Exhibits described in Item 14(a) (3) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FIRST MARINER BANCORP

Date: 3/29/2000                By: /s/ Edwin F. Hale Sr.
     -----------                   --------------------------------------
                                       Edwin F. Hale Sr.
                                  Chairman and Chief Executive Officer

Date: 3/29/2000                By: /s/Joseph A. Cicero
     -----------                   --------------------------------------
                                       Joseph A. Cicero
                                   President  & Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as Director on the 31 day of March, 2000



      /s/                                        /s/
----------------------------               ----------------------------------
Bondroff, Barry B.                         Lynch, Michael J.

      /s/                                        /s/
----------------------------               ----------------------------------
Brown, Edith B.                            Mantakos, George H.

      /s/                                        /s/
----------------------------               ----------------------------------
Cernack, Rose M.                           Matricciani, Jay J.

      /s/                                        /s/
----------------------------               ----------------------------------
Cicero, Joseph A.                          O'Conor, James P.

      /s/                                        /s/
----------------------------               ----------------------------------
D'Anna, Christopher P.                     Oliver, John J. Jr.

      /s/                                        /s/
----------------------------               ----------------------------------
Friedman, Howard                           Schmoke, Patricia

      /s/                                        /s/
----------------------------               ----------------------------------
Hale, Edwin F. Sr.                         Sibel, Hanan Y.

      /s/                                        /s/
----------------------------               ----------------------------------
Hoffman, Bruce H.                          Stoler, Leonard

      /s/                                        /s/
----------------------------               ----------------------------------
Kabik, Melvin S.                           Watson, Michael R.