Form 10-Q
period 2000-03-31
FIRST MARINER BANCORP
filed 2000-05-15
CIK 946090

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

 (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the quarterly period ended March 31, 2000.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes __X__ No ____

         The number of shares of common stock outstanding as of May 8, 2000 was 3,175,947 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                           ----
  Item 1 -        Financial Statements

                  Consolidated Statements of Financial Condition at
                    March 31, 2000 (unaudited) and at December 31, 1999.......................3

                  Consolidated Statements of Operations for the Three Months
                    Ended March 31, 2000 and March 31, 1999
                    (unaudited)...............................................................4

                  Consolidated Statements of Cash Flow for the
                   Three Months Ended March 31, 2000
                    and March 31, 1999 (unaudited)............................................5

                  Notes to Consolidated Financial Statements (unaudited)......................6

Item 2 - Management's discussion and analysis of
          financial condition and results of operations.......................................9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................16

PART II - OTHER INFORMATION

Item 1 - Legal proceedings...................................................................17
Item 2 - Changes in securities and use of proceeds...........................................17
Item 3 - Defaults on senior securities.......................................................17
Item 4 - Submission of matters to a vote of security holders.................................17
Item 5 - Other information...................................................................17
Item 6 - Exhibits and reports on  Form 8-K...................................................17

Signatures...................................................................................18

                            First Mariner Bancorp and Subsidiaries
                        Consolidated Statements of Financial Condition

                                                           March 31,    December 31,
                                                             2000          1999
-----------------------------------------------------------------------------------
ASSETS                                                   (Unaudited)

Cash and due from banks                                   $  16,535       $  19,490
Interest-bearing deposits                                     7,940          24,346
Available for sale securities, at fair value                206,421         191,895
Loans held for sale                                          30,323          26,299
Loans receivable                                            354,699         329,528
Allowance for loan losses                                    (3,404)         (3,322)
                                                          --------------------------
Loans, net                                                  351,295         326,206
Other real estate owned                                       1,294           1,360
Federal Home Loan Bank of Atlanta stock, at cost              4,300           4,365
Property and equipment, net                                  11,014          10,300
Accrued interest receivable                                   3,799           3,312
Deferred income taxes                                         5,946           5,781
Prepaid expenses and other assets                             3,607           2,718
-----------------------------------------------------------------------------------
      Total assets                                        $ 642,474       $ 616,072
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                $ 412,643       $ 368,751
  Borrowings                                                111,061         109,739
  Repurchase agreements                                      72,185          77,185
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   debentures of the Company                                 21,450          21,450
  Proceeds on loan sales received in advance                     --          14,458
  Accrued expenses and other liabilities                      3,489           2,626
-----------------------------------------------------------------------------------
      Total liabilities                                     620,828         594,209
-----------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     authorized; 3,175,947 and 3,166,813 shares
     Issued and outstanding                                     158             158
Additional paid-in capital                                   34,394          34,394
Accumulated deficit                                          (5,784)         (5,830)
Accumulated other comprehensive income (loss)                (7,122)         (6,859)
-----------------------------------------------------------------------------------
     Net stockholders' equity                                21,646          21,863
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $ 642,474       $ 616,072
-----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     First Mariner Bancorp and Subsidiaries
               Consolidated Statements of Operations (Unaudited)
                      For the three months ended March 31,
                             (dollars in thousands)

                                                          2000           1999
                                                         -------        -------
Interest income:
 Loans                                                   $ 7,597        $ 5,768
 Investments                                               3,869          3,263
                                                         -------        -------
Total interest income                                     11,466          9,031
                                                         -------        -------
Interest expense:
 Deposits                                                  3,857          2,461
 Borrowed funds and other                                  2,759          2,672
                                                         -------        -------
Total interest expense                                     6,616          5,133
                                                         -------        -------
Net interest income                                        4,850          3,898
Provision for loan losses                                     80            220
                                                         -------        -------
Net interest income after provision for loan
losses                                                     4,770          3,678
                                                         -------        -------

Noninterest income:
 Gain on sale of loans                                       188            440
 Service fees on deposits                                  1,079            699
 Gain on securities, net                                       9             (2)
 Other                                                       359            356
                                                         -------        -------
Total noninterest income                                   1,635          1,493
                                                         -------        -------
Noninterest expenses:
 Salaries and employee benefits                            3,233          2,490
 Net occupancy                                               831            685
 Deposit insurance premiums                                   18             38
 Furniture, fixtures and equipment                           382            267
 Professional services                                        96             87
 Advertising                                                 250            174
 Data processing                                             389            288
 Cleaning and maintenance                                    201            146
 ATM expenses                                                141            127
 Other                                                       781            541
                                                         -------        -------
Total noninterest expenses                                 6,322          4,843
                                                         -------        -------
Income before taxes                                           83            328

Provision for income taxes                                    32            127
                                                         -------        -------
Net income                                               $    51        $   201
                                                         -------        -------
Net income per common share:

   Basic                                                 $  0.02        $  0.06
   Diluted                                                  0.02           0.06


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     First Mariner Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 2000 and 1999


Cash flows from operating activities:                                               2000           1999
                                                                                  --------       --------
                                                                                (dollars in
                                                                                 thousands)
Net income                                                                        $     51       $    201

Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                                       474            341
   Amortization of unearned loan fees and costs, net                                   (29)          (124)
   Amortization of premiums and discounts on loans                                       7            (13)
   Amortization of premiums and discounts on mortgage-backed securities, net            39            108
   Gain on securities                                                                   (9)             2
   Increase  in accrued interest receivable                                           (487)          (419)
   Provision for loan losses                                                            80            220
   Net decrease (increase) in mortgage loans held-for-sale                          (4,024)         3,276
   Net (decrease) increase in accrued expenses and other liabilities                   863         (1,718)
   Decrease in proceeds on loan sales received in advance                          (14,458)            --
   Net increase in prepaids and other assets                                          (889)          (383)
                                                                                  --------       --------
Net cash provided by (used in) operating activities                                (18,382)         1,491
                                                                                  --------       --------
Cash flows from investing activities:
   Loan disbursements, net of principal repayments                                 (25,147)       (27,806)
   Purchases of property and equipment                                              (1,188)        (1,254)
   Redemptions (purchases) of Federal Home Loan Bank of Atlanta stock                   65            (15)
   Purchases of available for sale securities                                      (18,691)        (2,789)
   Sales of available for sale securities                                               19            231
   Principal repayments of available for sale securities                             3,688          9,640
   Construction disbursements-other real estate owned                                  (81)           (55)
   Sales of other real estate owned                                                    147            251
                                                                                  --------       --------
Net cash used in investing activities                                              (41,188)       (21,797)
                                                                                  --------       --------
Cash flows from financing activities:
   Net increase in deposits                                                         43,892         41,026
   Net increase (decrease) in other borrowings                                      (2,378)        10,968
   Proceeds from advances from Federal Home Loan Bank of Atlanta                    68,000             --
   Repayment of advances from Federal Home Loan Bank of Atlanta                    (69,300)        (9,700)
   Proceeds from stock issuance, net                                                    58             --
   Dividends paid                                                                      (63)            --
                                                                                  --------       --------
Net cash provided by financing activities                                           40,209         42,294
                                                                                  --------       --------
Increase (decrease) in cash and cash equivalents                                   (19,361)        21,988
Cash and cash equivalents at beginning of period                                    43,836         24,439
Cash and cash equivalents at end of period                                        $ 24,475       $ 46,427

Supplemental information:
   Interest paid on deposits and borrowed funds                                   $  6,511       $  4,770
   Real estate acquired in satisfaction of loans                                        --             --
   Income taxes paid                                                                   250            265


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST MARINER BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's Annual Report on Form 10-K for the year ended December 31, 1999. The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

         Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions.

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)


                                                                    Three months ended
                                                                    March 31,
                                                                      2000        1999
                                                                   (Unaudited)
                                                                    (dollars in thousands)
Net income                                                            $  51       $ 201
Other comprehensive income items:
   Unrealized holding losses arising during the period
     (net of tax (benefit) of $(162) and $(339), respectively)         (257)       (540)

   Less:  reclassification adjustment for gains (net of taxes of
      $3 and $(1), respectively) included in net income                   6          (1)
                                                                      -----       -----
Total other comprehensive income (loss)                                (263)       (539)
                                                                      -----       -----
Total comprehensive income (loss)                                     $(212)      $(338)
                                                                      =====       =====

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

         Information relating to the calculation of earnings per common share is summarized as follows:

                                                              Three Months Ended
                                                         March 31, 2000  March 31, 1999
                                                         --------------  --------------
Net income-basic and diluted                               $   51,069      $  201,537
                                                           ==========================
Weighted-average shares outstanding                         3,166,913       3,166,813
Dilutive securities-options and warrants                           --         287,687
                                                           --------------------------
Adjusted weighted-average shares outstanding-dilutive       3,166,913       3,454,500
                                                           ==========================


NOTE 4 - SEGMENT INFORMATION

         The Company is in the business of providing financial services, and operates in two business segments--commercial and consumer banking and mortgage banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking, to individuals and commercial enterprises. Mortgage banking is conducted through First Mariner Mortgage Corporation, a subsidiary of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.

For the quarter ended March 31, 2000
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                       $  5,781 (1)
   Mortgage banking                           927
   Less related party transactions           (223)                (3)
                                            ------
Net mortgage banking                                          704 (2)
                                                         --------
Consolidated revenue                                     $  6,485
                                                         ========
Income (loss) before income taxes:
   Commercial and consumer banking                       $    559
   Mortgage banking                          (253)
   Less related party transactions           (223)                (3)
                                            ------
Net mortgage banking                                         (476)(2)
                                                         =========
Consolidated income before income taxes                  $     83
                                                         =========
Identifiable assets:
   Commercial and consumer banking                       $620,066
   Mortgage banking                                        22,408
                                                         --------
Consolidated total assets                                $642,474
                                                         ========

(1)  Includes net interest income of $4,581.

(2)  Includes net interest income of $269.

(3) Management's policy for the mortgage banking segment is to Recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the quarter ended March 31, 1999
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                       $  4,695 (1)
   Mortgage banking                         1,157
   Less related party transactions           (461)                (3)
                                            -----
Net mortgage banking                                          696 (2)
                                                         ========
Consolidated revenue                                     $  5,391
                                                         ========
Income (loss) before income taxes:
   Commercial and consumer banking                       $    636
   Mortgage banking                           153
   Less related party transactions           (461)                (3)
                                            -----
Net mortgage banking                                         (308)(2)
                                                         ========
Consolidated income before income taxes                  $    328
                                                         ========
Identifiable assets:
   Commercial and consumer banking                       $ 16,315
   Mortgage banking                                        21,410
                                                         ========
Consolidated total assets                                $537,725
                                                         ========

(1)  Includes net interest income of $3,828.

(2)  Includes net interest income of $70.

(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

THE COMPANY

         The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted primarily through its wholly-owned Subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 26 full service branches and 40 Automated Teller Machines.

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $642,474,000 at March 31, 2000, compared to $616,072,000 at December 31, 1999, increasing $26,402,000 or 4.3%
for the three months of 2000. Earning assets increased $27,250,000 or 4.7% to $603,683,000 from $576,433,000, primarily due to increases in loans outstanding of $25,171,000.

         Total loans receivable increased $25,171,000 or 7.6% to $354,699,000 for the first three months of 2000. The majority of the increase was real estate secured loans. Mortgage loans held for sale increased $4,024,000 from $26,299,000 at December 31, 1999 to $30,323,000 at March 31, 2000. First Mariner
Mortgage Corporation originated $83,062,000 of residential mortgages during the first three months of 2000 in comparison to approximately $76,063,000 during the first three months of 1999. Increased loan demand and additions to the loan production staff were the significant factor in the growth in residential mortgages.

The loan portfolio was comprised of the following (dollars in thousands):

                                                        March 31,     December 31,
                                                          2000            1999
                                                        --------        --------
                                                         AMOUNT          AMOUNT
TYPE OF LOANS
Commercial                                              $ 69,568        $ 67,917
Commercial real estate and construction (1)              153,160         141,169
Residential real estate                                   97,088          85,874
Consumer                                                  35,445          35,101
                                                        --------        --------
   Total loans                                           355,261         330,061
                                                        --------        --------
Unamortized loan premiums                                     73              47
Unearned income and costs, net                               635             580
                                                        --------        --------
Loans receivable                                        $354,699        $329,528
                                                        ========        ========

(1)  Net of undisbursed principal

CREDIT RISK MANAGEMENT

         The first quarter provision for loan losses in 2000 was $80,000, which compares to $220,000 for the three month period ended March 31, 1999. The allowance for loan losses stands at $3,404,000 at March 31, 2000 compared to $3,322,000 at December 31, 1999. As of March 31, 2000 the allowance for loan losses is 0.96% of outstanding loans as compared to 1.01% at December 31, 1999. The allowance for loan losses as a percentage of non-residential real estate loans was 1.32% at March 31, 2000 as compared to 1.36% at December 31, 1999.

Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses                               Three Months Ended March 31,
 (Dollars in thousands)                                 ----------------------------
                                                           2000             1999
                                                        ---------        ---------
Allowance for loan losses, beginning of year            $   3,322        $   2,676
Loans charged off:
  Commercial                                                   --               --
  Real estate                                                  --               --
  Consumer                                                     (3)              (4)
     Total loans charged off                                   (3)              (4)

Recoveries
  Commercial                                                   --               --
  Real estate                                                  --               --
  Consumer                                                      5                1

    Total recoveries                                            5                1

    Net chargeoffs                                              2               (3)
Provision for loan losses                                      80              220
Allowance for loan losses, end of year                  $   3,404        $   2,893

Loans (net of premiums and discounts)
   Period-end balance                                     354,699          270,665
   Average balance during period                          344,017          255,145
Allowance as percentage of period-end loan balance           0.96%            1.07%

Percent of average loans:
   Provision for loan losses                                 0.09%            0.35%
   Net chargeoffs                                            0.00%            0.00%

         Non-performing assets, expressed as a percentage of total assets, decreased to 0.83% at March 31, 2000 from 0.91% at December 31, 1999, reflecting the decrease in other real estate owned of $66,000, a decrease in loans on nonaccrual basis of $171,000 and the increase in assets. The decrease in other real owned for the period was due to the sale of properties.

                                                     March 31,    December 31,       March 31,
                                                   -----------------------------------------------
                                                        2000            1999            1999
                                                        ----            ----            ----
Loans on nonaccrual basis                            $   4,058       $    4,229      $   1,504
Real estate acquired by foreclosure
                                                         1,294            1,360          1,437

                                                   ===============================================
   Total non-performing assets                       $   5,352       $    5,589      $   2,941
                                                   ===============================================

Loans past-due 90 days or more and accruing          $   2,378       $    2,062       $    449

         At March 31, 2000, the allowance for loan losses represented 83.9% of nonaccruing loans compared to 78.6% at December 31, 1999. Management believes the allowance for loan losses at March 31, 2000 is adequate.

DEPOSITS

         Deposits were $412,643,000 as of March 31, 2000, increasing $43,892,000 or 11.9% from the December 31, 1999 balance of $368,751,000. The increase in deposits is attributable to management's growth strategy, which includes significant marketing and promotion and the development of a branching network.

RESULTS OF OPERATIONS

         NET INCOME First quarter net income for 2000 was $51,000 compared to earnings of $201,000 for the first quarter of 1999. The reduction in earnings was primarily associated with the expansion of the Bank's mortgage banking subsidiary, First Mariner Mortgage Corporation (FMMC) and the Bank's branch locations. FMMC now has ten mortgage banking offices in Maryland and Virginia.

         NET INTEREST INCOME First quarter net interest income before provision for loan losses was $4,850,000 in 2000, an increase of 24.4% over $3,898,000 for the first quarter of 1999, reflecting primarily an increase of $99,223,000 in average earning assets. The increase in average earning assets consisted primarily of an increase of $87,651,000 in average loans. The net interest margin was 3.38% for the first three months of 2000 as compared to 3.33% for the comparable period of 1999.

         NONINTEREST INCOME AND EXPENSES-Noninterest income increased $142,000 or 9.5% for the first quarter of 2000 to $1,635,000 from $1,493,000 for the first quarter of 1999. The principal reason for the increase was an increase in deposit related fees. The decrease in the gains on sale of loans was a result of the decreased margin on residential mortgage loans originated and sold by First Mariner Mortgage Corporation due to rising interest rates.

         Deposit service charges rose 54.4% as compared to the quarter ending March 31, 1999 which is primarily due to the increased number of deposit accounts. The number of deposit accounts increased approximately 45% to over 50,000 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

         The gain on the sales of securities was $9,000 for the quarter ending March 31, 2000 compared to a loss of $2,000 for the quarter ending March 31, 1999.

         First quarter noninterest expense increased $1,479,000 or 30.5% to $6,322,000 in 2000 from $4,843,000 in the first quarter of 1999. Increases in almost all categories of expense were incurred to support the substantially increased asset base and the expanding branch network including increases in personnel.

         INCOME TAXES- The Company recorded income tax expense of $32,000 on income before taxes of $83,000, resulting in an effective tax rate of 38.62% for the first quarter ended March 31, 2000. Tax expense of $127,000 was recorded for March 31, 1999 on income before taxes of $328,000, resulting in an effective tax rate of 38.62% for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity decreased $217,000 in the first three months of 2000 to $21,646,000 from $21,863,000 as of December 31, 1999. The change is due to the decrease in accumulated other comprehensive income which decreased $263,000 resulting from the decline in net unrealized holding gains on certain investments. This decrease was partially offset by net income of $51,000 for the first quarter.

         The first cash dividend for the Company was paid on May 31, 1999, a second quarter dividend was paid on August 31, 1999 and a third quarter dividend was paid on November 30, 1999. A cash dividend was paid on February 29, 2000 for the fourth quarter of 1999. The Company's Board of directors suspended the cash dividend for the first quarter, 2000 in order to retain capital to fund the continued strong asset growth.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:

                                                              At March 31,
                                                    --------------------------------
                                                              (unaudited)
                                                        2000             1999
Regulatory capital ratios
   Leverage
     Consolidated                                        6.3%             7.5%
     The Bank                                            6.4%             6.7%
   Tier 1 capital to risk weighted assets
     Consolidated                                       10.0%            12.6%
     The Bank                                           10.4%            12.0%
   Total capital to risk weighted assets
     Consolidated                                       13.9%            17.6%
     The Bank                                           11.3%            13.0%

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

RECENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" ("SFAS No. 137"). Pursuant to SFAS No. 137, the revised effective date of SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is encouraged. Upon application, hedging relationships must be designated anew and documented and recognized in accordance with the transition pursuant to the provisions of SFAS Nos. 133 and 137. While the Company has not completed its analysis of SFAS Nos. 133 and 137 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial position or results of operations since the Bank is not currently using derivative instruments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 2000, the Company had a one year cumulative negative gap of approximately $110 million.

PART II - Other Information

Item 1 - Legal proceedings - None
Item 2 - Changes in securities and use of proceeds - None
Item 3 - Defaults on senior securities - None
Item 4 - Submission of matters to a vote of security holders

         At the Company's Annual Meeting of Stockholders held May 2, 2000, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2003 Annual Meeting or until their respective successors are elected and qualified:

                                                     VOTES FOR                  VOTES AGAINST
                                                     ---------                  -------------
         Joseph A. Cicero                            2,597,191                  46,666
         Melvin S. Kabik                             2,596,641                  47,216
         Howard Friedman                             2,597,191                  46,666
         Jay J.J. Matricciani                        2,597,191                  46,666
         John J. Oliver, Jr                          2,596,561                  47,296
         Hanan Y. Sibel                              2,597,191                  46,666
         Leonard Stoler                              2,597,191                  46,666

         The following director was elected to serve a two-year term expiring upon the date of the Company's 2002 Annual Meeting or until their respective successors are elected and qualified:

         Patricia Schmoke, MD                        2,595,511                  48,346

         The following director was elected to serve a one-year term expiring upon the date of the Company's 2001 Annual Meeting or until his respective successor is elected and qualified:

         Michael J. Lynch                            2,597,191                  46,666


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

                               FIRST MARINER BANCORP

Date:    5/15/00                   By: /S/ EDWIN F. HALE SR.
     -------------------              --------------------------
                                          Edwin F. Hale Sr.
                                  Chairman and Chief Executive Officer

Date:    5/15/00                   By: /S/ JOSEPH A. CICERO
     -----------------                --------------------------
                                           Joseph A. Cicero
                                           President