Form 10-Q
period 2000-06-30
FIRST MARINER BANCORP
filed 2000-08-11
CIK 946090

                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

 (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000.
                           ____________________________

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

         The number of shares of common stock outstanding as of August 11, 2000 was 3,186,854 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION


                                                                                                 Page
                                                                                                 ----

Item 1  - Financial Statements

          Consolidated Statements of Financial Condition at
            June 30, 2000 (unaudited) and at December 31, 1999........................................3

          Consolidated Statements of Operations for the Three Months and Six Months
            Ended June 30, 2000 and June 30, 1999 (unaudited).........................................4

          Consolidated Statements of Cash Flow for the
            Six Months Ended June 30, 2000
            and June 30, 1999 (unaudited).............................................................5

          Notes to Consolidated Financial Statements (unaudited)......................................6

Item 2 -  Management's discussion and analysis of
            financial condition and results of operations.............................................9

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.................................16

PART II - OTHER INFORMATION

Item 1 - Legal proceedings...........................................................................16
Item 2 - Changes in securities and use of proceeds...................................................16
Item 3 - Defaults on senior securities...............................................................16
Item 4 - Submission of matters to a vote of security holders.........................................16
Item 5 - Other information...........................................................................16
Item 6 - Exhibits and reports on  Form 8-K...........................................................16

Signatures...........................................................................................17

                     First Mariner Bancorp and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                                  June 30,     December 31,
                                                                                    2000           1999
----------------------------------------------------------------------------------------------------------
ASSETS                                                                           (Unaudited)
Cash and due from banks                                                           $  19,499    $  19,490

Interest-bearing deposits                                                             8,559       24,346

Available-for-sale securities, at fair value                                        188,805      191,895

Loans held for sale                                                                  41,155       26,299

Loans receivable                                                                    382,765      329,528

Allowance for loan losses                                                            (3,704)      (3,322)
                                                                                 -------------------------
Loans, net                                                                          379,061      326,206

Other real estate owned                                                               1,702        1,360

Federal Home Loan Bank of Atlanta stock, at cost                                      5,675        4,365

Property and equipment, net                                                          12,078       10,300

Accrued interest receivable                                                           3,975        3,312

Deferred income taxes                                                                 6,020        5,781

Prepaid expenses and other assets                                                     4,464        2,718
----------------------------------------------------------------------------------------------------------
      Total assets                                                                $ 670,993    $ 616,072
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                                                                        $ 433,990    $ 368,751

  Borrowings                                                                        137,351      109,739

  Repurchase agreements                                                              52,531       77,185

  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely debentures
   of the Company                                                                    21,450       21,450

  Proceeds on loan sales received in advance                                             --       14,458

  Accrued expenses and other liabilities                                              3,894        2,626
----------------------------------------------------------------------------------------------------------
      Total liabilities                                                             649,216      594,209
----------------------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares authorized; 3,175,947 shares
     issued and 3,166,813 shares issued and outstanding, respectively                   159          158

Additional paid-in capital                                                           34,511       34,394

Accumulated deficit                                                                  (5,653)      (5,830)

Accumulated other comprehensive income (loss)                                        (7,240)      (6,859)
----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      21,777       21,863
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        $ 670,993    $ 616,072
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        First Mariner Bancorp and Subsidiary

  Consolidated Statements of Operations (Unaudited)



                                                            Three Months Ended           Six Months Ended
---------------------------------------------------------------------------------------------------------------
                                                       June 30, 2000 June 30, 1999  June 30, 2000  June 30, 1999
                                                       ------------- -------------  -------------  -------------
Interest income:
 Loans                                                      $  8,643      $  6,580       $ 16,240     $ 12,348
 Investments                                                   3,810         3,246          7,679        6,509
---------------------------------------------------------------------------------------------------------------
Total interest income                                         12,453         9,826         23,919       18,857
---------------------------------------------------------------------------------------------------------------

Interest expense:
 Deposits                                                      4,373         2,790          8,230        5,251
 Borrowed funds and other                                      3,063         2,642          5,822        5,314
---------------------------------------------------------------------------------------------------------------
Total interest expense                                         7,436         5,432         14,052       10,565
---------------------------------------------------------------------------------------------------------------
Net interest income                                            5,017         4,394          9,867        8,292

Provision for loan losses                                        300           230            380          450

Net interest income after provision for loan losses            4,717         4,164          9,487        7,842

Noninterest income:
 Gain on sale of loans                                           469           414            657          854
 Service fees on deposits                                      1,238           879          2,317        1,578
 Gain on securities, net                                         115            86            124           84
 Other                                                           513           339            872          695


---------------------------------------------------------------------------------------------------------------
Total noninterest income                                       2,335         1,718          3,970        3,211
---------------------------------------------------------------------------------------------------------------

Noninterest expenses:
 Salaries and employee benefits                                3,312         2,758          6,545        5,248
 Net occupancy                                                   875           729          1,706        1,414
 Furniture, fixtures and equipment                               388           306            770          573
 Professional services                                           164            70            260          157
 Advertising                                                     250           270            500          444
 Data processing                                                 386           300            775          588
 Cleaning and maintenance                                        236           138            437          284
 ATM expenses                                                    167           138            308          265
 Other                                                           967           780          1,766        1,359


---------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                     6,745         5,489         13,067       10,332


Income before taxes                                              307           393            390          721


Provision for income taxes                                       118           151            150          278
---------------------------------------------------------------------------------------------------------------
Net income                                                  $    189      $    242       $    240     $    443
---------------------------------------------------------------------------------------------------------------

Net income per common share:
   Basic                                                    $   0.06      $   0.08       $   0.08     $   0.14
   Diluted                                                      0.06          0.07           0.08         0.13
---------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     First Mariner Bancorp and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                 For the six months ended June 30, 2000 and 1999

Cash flows from operating activities:                                                   2000                  1999
                                                                                        ----                  ----
                                                                                   (dollars in thousands)

Net income                                                                              $         240         $        443
Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                                                  954                  726
   Amortization of unearned loan fees and costs, net                                             (135)                (283)
   Amortization of premiums and discounts on loans                                                 14                   20
   Amortization of premiums and discounts on mortgage-backed securities, net                      112                  183
   Gain on securities                                                                            (124)                 (84)
   Increase  in accrued interest receivable                                                      (663)                (540)
   Provision for loan losses                                                                      380                  450
   Net increase in mortgage loans held-for-sale                                               (14,856)                (779)
   Net increase (decrease) in accrued expenses and other liabilities                            1,268               (1,377)
   Decrease in proceeds on loan sales received in advance                                     (14,458)                   -
   Net increase in prepaids and other assets                                                   (1,746)              (1,264)
Net cash provided by (used in) operating activities                                           (29,014)              (2,505)

Cash flows from investing activities:

   Loan disbursements, net of principal repayments                                            (53,114)             (57,765)
   Purchases of property and equipment                                                         (2,732)              (2,645)
   Redemptions (purchases) of Federal Home Loan Bank of Atlanta stock                          (1,310)                (410)
   Purchases of available for sale securities                                                 (18,942)             (17,219)
   Sales of available for sale securities                                                      12,653                4,222
   Principal repayments of available for sale securities                                        8,771               17,777
   Construction disbursements-other real estate owned                                            (677)                (103)
   Sales of other real estate owned                                                               335                  428
Net cash used in investing activities                                                         (55,016)             (55,715)

Cash flows from financing activities:

   Net increase in deposits                                                                    65,239               64,652
   Net increase (decrease) in other borrowings                                                (19,242)              (2,882)
   Proceeds from advances from Federal Home Loan Bank of Atlanta                              144,500               48,700
   Repayment of advances from Federal Home Loan Bank of Atlanta                              (122,300)             (40,500)
   Proceeds from stock issuance, net                                                              118                    -
   Dividends paid                                                                                 (63)                 (63)
Net cash provided by financing activities                                                      68,252               69,907
(Decrease) increase in cash and cash equivalents                                              (15,778)              11,687
Cash and cash equivalents at beginning of period                                               43,836               24,439
Cash and cash equivalents at end of period                                              $      28,058         $     36,126
---------------------------------------------------------------------------------------------------------------------------

Supplemental information:
   Interest paid on deposits and borrowed funds                                         $      13,840         $      9,965
   Real estate acquired in satisfaction of loans                                                  575                    -
   Income taxes paid                                                                              441                  518
---------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)

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

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

                                                                           Six months ended
                                                                       June 30,
                                                                         2000            1999
                                                                      (Unaudited)
                                                                           (dollars in thousands)

Net income                                                                $    240        $   443
Other comprehensive income items:
   Unrealized holding losses arising during the period
     (net of tax (benefit) of $(187) and $(2,019), respectively)              (305)        (3,290)
   Less:  reclassification adjustment for gains (net of taxes of
      $48 and $32, respectively) included in net income                         76             52
Total other comprehensive income (loss)                                       (381)        (3,342)
---------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                         $   (141)       $(2,899)
===================================================================================================

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

         Information relating to the calculation of earnings per common share is summarized as follows:


                                                                Three Months Ended                    Six Months Ended
                                                         June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
Net income-basic and diluted                             $  188,593        $  241,619        $  239,662        $  443,156
                                                         -----------------------------------------------------------------
Weighted-average shares outstanding                       3,175,988         3,166,813         3,171,451         3,166,813

Dilutive securities-options and warrants                         --           225,773                --           257,192
                                                         -----------------------------------------------------------------
Adjusted weighted-average shares-dilutive                 3,175,988         3,392,586         3,171,451         3,424,005
                                                         -----------------------------------------------------------------


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

For the quarter ended June 30, 2000
    (dollars in thousands)

Total revenue:

   Commercial and consumer banking                       $  6,207 (1)
   Mortgage banking                            1,312
   Less related party transactions              (167)             (3)
                                          ------------
Net mortgage banking                                        1,145 (2)
                                                      ------------
Consolidated revenue                                     $  7,352
                                                      ============
Income (loss) before income taxes:

   Commercial and consumer banking                       $    257
   Mortgage banking                              217
   Less related party transactions              (167)             (3)
                                          ------------
Net mortgage banking                                           50 (2)
                                                      ------------
Consolidated income before income taxes                  $    307
                                                      ============


(1) Includes net interest income of $5,017.
(2) Includes net interest income of $306.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the six month period ended June 30, 2000
    (dollars in thousands)
Total revenue:

   Commercial and consumer banking                       $ 11,989 (1)
   Mortgage banking                             2,239
   Less related party transactions               (391)            (3)
                                            ----------
Net mortgage banking                                        1,848 (2)
                                                        ---------
Consolidated revenue                                     $ 13,837
                                                        =========
Income (loss) before income taxes:

   Commercial and consumer banking                       $    817
   Mortgage banking                              (36)
   Less related party transactions              (391)             (3)
                                            ----------
Net mortgage banking                                         (427)(2)
                                                        ---------
Consolidated income before income taxes                  $    390
                                                        =========

Identifiable assets:

   Commercial and consumer banking                       $646,647
   Mortgage banking                                        24,346
                                                        ---------
Consolidated total assets                                $670,993
                                                        =========

(1) Includes net interest income of $9,867.
(2) Includes net interest income of $575.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the quarter ended June 30, 1999
    (dollars in thousands)

Total revenue:

   Commercial and consumer banking                       $  5,324
   Mortgage banking                              1,224
   Less related party transactions                (436)
                                            ----------
Net mortgage banking                                          788
                                                        ---------
Consolidated revenue                                     $  6,112
                                                        =========
Income (loss) before income taxes:

   Commercial and consumer banking                       $    700
   Mortgage banking                                129
   Less related party transactions                (436)
                                            ----------
Net mortgage banking                                         (307)
                                                        ---------
Consolidated income before income taxes                  $    393
                                                        =========

(1) Includes net interest income of $4,464.

(2) Includes net interest income of $125.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the six month period ended June 30, 1999
    (dollars in thousands)

Total revenue:

   Commercial and consumer banking                      $  10,019
   Mortgage banking                              2,381
   Less related party transactions                (897)
                                            ----------
Net mortgage banking                                        1,484
                                                        ---------
Consolidated revenue                                    $  11,503
                                                        =========
Income (loss) before income taxes:

   Commercial and consumer banking                      $   1,336
   Mortgage banking                                282
   Less related party transactions                (897)
                                            ----------
Net mortgage banking                                         (615)
                                                        ---------
Consolidated income before income taxes                 $     721
                                                        =========

Identifiable assets:

   Commercial and consumer banking                      $ 537,792
   Mortgage banking                                        25,326
                                                        ---------
Consolidated total assets                               $ 563,118
                                                        =========

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

THE COMPANY

         The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted primarily through its wholly-owned Subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 25 full service branches and 41 Automated Teller Machines.

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $670,993,000 at June 30, 2000, compared to $616,072,000 at December 31, 1999, increasing $54,921,000 or 8.9% for the first six months of 2000. Earning assets increased $50,526,000 or 8.8% to $626,959,000 from $576,433,000, primarily due to increases in loans outstanding of $53,237,000.

         Total loans receivable increased $53,237,000 or 16.2% to $382,765,000 for the first six months of 2000. The majority of the increase was real estate secured loans. Mortgage loans held for sale increased $14,856,000 from $26,299,000 at December 31, 1999 to $41,155,000 at June 30, 2000. First Mariner
Mortgage Corporation originated $205,275,000 of residential mortgages during the first six months of 2000 in comparison to approximately $182,933,000 during the first six months of 1999. Increased loan demand and additions to the loan production staff were the significant factor in the growth in residential mortgages.

The loan portfolio was comprised of the following (dollars in thousands):

                                              June 30,      December 31,
                                                2000            1999
                                            --------------  --------------

                                               Amount          Amount
                                               ------          ------

Type of Loans
-------------

Commercial                                      $  73,095       $  67,917
Commercial real estate and construction (1)       171,012         141,169
Residential real estate                           101,523          85,874
Consumer                                           37,760          35,101
                                            --------------  --------------
   Total loans                                    383,390         330,061
                                            --------------  --------------
Unamortized loan premiums                              43              47
Unearned income and costs, net                        668             580
                                            --------------  --------------
Loans receivable                               $  382,765      $  329,528
                                            ==============  ==============

(1)  Net of undisbursed principal

CREDIT RISK MANAGEMENT

         The second quarter provision for loan losses in 2000 was $300,000 resulting in a year-to-date provision for loan losses of $380,000 which compares to $450,000 for the six month period ended June 30, 1999. The allowance for loan losses stands at $3,704,000 at June 30, 2000 compared to $3,322,000 at December 31, 1999. As of June 30, 2000 the allowance for loan losses is 0.97% of outstanding loans as compared to 1.01% at December 31, 1999. The allowance for loan losses as a percentage of non-residential real estate loans was 1.32% at June 30, 2000 as compared to 1.36% at December 31, 1999.

Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses
   (Dollars in thousands)                                         Six Months Ended June 30,
                                                                  -------------------------
                                                                    2000             1999
                                                                    ----             ----
Allowance for loan losses, beginning of year                        $    3,322        $    2,676


Loans charged off:
  Commercial                                                                 -                 -
  Real estate                                                                -                 -
  Consumer                                                                  (3)               (6)

     Total loans charged off                                                (3)               (6)

Recoveries
  Commercial                                                                 -                 -
  Real estate                                                                -                 -
  Consumer                                                                   5                 2
-------------------------------------------------------------------------------------------------
    Total recoveries                                                         5                 2


    Net chargeoffs                                                           2                (4)

Provision for loan losses                                                  380               450

Allowance for loan losses, end of year                              $    3,704        $    3,122
                                                                    =============================

Loans (net of premiums and discounts)

   Period-end balance                                                  382,765           300,749
   Average balance during period                                       375,505           270,292
Allowance as percentage of period-end loan balance                        0.97%             1.04%

Percent of average loans:
   Provision for loan losses                                              0.21%             0.34%
   Net chargeoffs                                                        (0.00%)            0.00%

         Non-performing assets, expressed as a percentage of total assets, decreased to 0.85% at June 30, 2000 from 0.91% at December 31, 1999, reflecting the decrease in loans on nonaccrual basis of $199,000 and the increase in assets. The increase in other real owned for the period was due to the foreclosure of residential real estate properties during the quarter.


                                                      June 30,       December 31,        June 30,
                                                   -----------------------------------------------
                                                        2000            1999            1999
                                                        ----            ----            ----
Loans on nonaccrual basis                               $   4,030       $    4,229      $   1,090
Real estate acquired by foreclosure
                                                            1,702            1,360          1,308

                                                   -----------------------------------------------
   Total non-performing assets                          $   5,732       $    5,589      $   2,398
                                                   ===============================================

Loans past-due 90 days or more and accruing             $   2,505       $    2,062      $     541
                                                   ===============================================

         At June 30, 2000, the allowance for loan losses represented 91.9% of nonaccruing loans compared to 78.6% at December 31, 1999. Management believes the allowance for loan losses at June 30, 2000 is adequate.

DEPOSITS

         Deposits were $433,990,000 as of June 30, 2000, increasing $65,239,000 or 17.7% from the December 31, 1999 balance of $368,751,000. The increase in deposits is attributable to management's growth strategy, which includes significant marketing and promotion and the development of a branching network.

RESULTS OF OPERATIONS

         NET INCOME. Second quarter, 2000 net income was $189,000 compared to earnings of $242,000 for the second quarter of 1999. The reduction in earnings was primarily associated with the expansion of the Bank's mortgage banking subsidiary, First Mariner Mortgage Corporation (FMMC) and the Bank's branch locations. FMMC now has ten mortgage banking offices in Maryland and Virginia while the Bank currently has 25 branch locations.

         NET INTEREST INCOME. Second quarter net interest income before provision for loan losses was $5,017,000 in 2000, an increase of 14.2% over $4,394,000 for the second quarter of 1999, reflecting primarily an increase of $95,489,000 in average earning assets. The increase in average earning assets consisted primarily of an increase of $83,943,000 in average loans. The net interest margin was 3.38% for the first six months of 2000 as compared to 3.40% for the comparable period of 1999.

         NONINTEREST INCOME AND EXPENSES - Noninterest income increased $617,000 or 35.9% for the second quarter of 2000 to $2,335,000 from $1,718,000 for the second quarter of 1999. The principal reason for the increase was an increase in deposit related fees.

         Deposit service charges rose 40.8% as compared to the quarter ending June 30, 1999 which is primarily due to the increased number of deposit accounts. The number of deposit accounts increased approximately 37% to over 50,000 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

         The gain on the sales of securities was $115,000 for the quarter ending June 30, 2000 compared to a gain of $86,000 for the quarter ending June 30, 1999. For the six month period ended June 30, 2000 gains were $124,0000 as compared to $84,000 for the period ended June 30, 1999.

         Second quarter noninterest expense increased $1,256,000 or 22.9% to $6,745,000 in 2000 from $5,489,000 in the second quarter of 1999. Increases in almost all categories of expense were incurred to support the substantially increased asset base and the expanding branch network including increases in personnel.

         INCOME TAXES- The Company recorded income tax expense of $150,000 on income before taxes of $390,000, resulting in an effective tax rate of 38.62% for the six month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity decreased $86,000 in the first six months of 2000 to $21,777,000 from $21,863,000 as of December 31, 1999. The change is due to the decrease in accumulated other comprehensive income which decreased $381,000 resulting from the decline in net unrealized holding gains on certain investments. This decrease was partially offset by net income of $240,000 for the first six months of 2000.

         The first cash dividend for the Company was paid on May 31, 1999, a second quarter dividend was paid on August 31, 1999 and a third quarter dividend was paid on November 30, 1999. A cash dividend was paid on February 29, 2000 for the fourth quarter of 1999. The Company's Board of directors suspended the cash dividend for 2000 in order to retain capital to fund the continued strong asset growth and does not intend to reinstitute a cash dividend until earnings are sufficient to generate adequate internal capital to support growth.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:



                                                              At June 30,
                                                    --------------------------------
                                                              (unaudited)
                                                        2000             1999
Regulatory capital ratios
   Leverage
     Consolidated                                           6.0%               7.3%
     The Bank                                               6.2%               7.1%
   Tier 1 capital to risk weighted assets
     Consolidated                                           9.4%              11.5%
     The Bank                                               9.7%              11.8%
   Total capital to risk weighted assets
     Consolidated                                          13.1%              16.0%
     The Bank                                              10.6%              12.8%



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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At June 30, 2000, the Company had a one year cumulative negative gap of approximately $197 million.

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



                                     FIRST MARINER BANCORP

Date: 8/11/00                             By:   /s/ Edwin F. Hale Sr.
     -------------------                        ----------------------

                                                   Edwin F. Hale Sr.
                                          Chairman and Chief Executive Officer

Date: 8/11/00                             By:   /s/ Joseph A. Cicero
     ------------------                         --------------------------------
                                                   Joseph A. Cicero
                                                   President