Form 10-Q
period 2000-09-30
FIRST MARINER BANCORP
filed 2000-11-14
CIK 946090

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

 (Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 2000.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________________.

Commission file number:  0-21815

                              FIRST MARINER BANCORP
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                    52-1834860
         -------------                              -----------------
     (State of Incorporation)           (I.R.S. Employer Identification Number)

1801 SOUTH CLINTON STREET, BALTIMORE, MD       21224         410-342-2600
----------------------------------------     ----------     ------------------
(Address of principal executive offices)     (Zip Code)     (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes __X__ No ____


         The number of shares of common stock outstanding as of November 13, 2000 was 3,196,708 shares.

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION

                                                                                                         PAGE
  Item 1 -        Financial Statements

                  Consolidated Statements of Financial Condition at
                    September 30, 2000 (unaudited) and at December 31, 1999..............................3

                  Consolidated Statements of Operations for the Three Months and Nine Months
                    Ended September 30, 2000 and September 30, 1999
                    (unaudited)..........................................................................4

                  Consolidated Statements of Cash Flow for the
                   Nine months ended September 30, 2000
                    and September 30, 1999 (unaudited)...................................................5

                  Notes to Consolidated Financial Statements (unaudited).................................6

Item 2 -          Management's discussion and analysis of
                  financial condition and results of operations..........................................9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......................................16



PART II - OTHER INFORMATION

Item 1 - Legal proceedings...............................................................................17
Item 2 - Changes in securities and use of proceeds.......................................................17
Item 3 - Defaults on senior securities...................................................................17
Item 4 - Submission of matters to a vote of security holders.............................................17
Item 5 - Other information...............................................................................17
Item 6 - Exhibits and reports on  Form 8-K...............................................................17

Signatures...............................................................................................18

                     First Mariner Bancorp and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                             September 30       December 31,
                                                                 2000               1999
------------------------------------------------------------------------------------------------
ASSETS                                                        (Unaudited)
Cash and due from banks                                          $     16,805       $    19,490

Interest-bearing deposits                                              10,201            24,346

Available-for-sale securities, at fair value                          176,659           191,895

Loans held for sale                                                    39,737            26,299

Loans receivable                                                      419,795           329,528

Allowance for loan losses                                             (3,928)           (3,322)
                                                          --------------------------------------
Loans, net                                                            415,867           326,206

Other real estate owned                                                 1,772             1,360

Federal Home Loan Bank of Atlanta stock, at cost                        6,389             4,365

Property and equipment, net                                            13,576            10,300

Accrued interest receivable                                             4,543             3,312

Deferred income taxes                                                   4,611             5,781

Prepaid expenses and other assets                                       4,089             2,718
------------------------------------------------------------------------------------------------
      Total assets                                               $    694,249      $    616,072
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                       $    459,502      $    368,751
  Borrowings                                                          161,353           109,739

  Repurchase agreements                                                24,043            77,185

  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   debentures of the Company                                           21,450            21,450

  Proceeds on loan sales received in advance                                -            14,458

  Accrued expenses and other liabilities                                3,722             2,626
------------------------------------------------------------------------------------------------
      Total liabilities                                               670,070           594,209
------------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     authorized; 3,196,708 shares issued and 3,166,813 shares
     issued and outstanding, respectively                                 159               158

Additional paid-in capital                                             34,493            34,394

Accumulated deficit                                                   (5,473)           (5,830)

Accumulated other comprehensive income (loss)                         (5,000)           (6,859)
------------------------------------------------------------------------------------------------
     Total stockholders' equity                                        24,179            21,863
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $    694,249      $    616,072
================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          FIRST MARINER BANCORP AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended             Nine Months Ended
                                                           Sept. 30, 2000 Sept. 30, 1999  Sept. 30, 2000 Sept. 30, 1999
                                                           -------------- --------------  -------------- --------------
Interest income:
 Loans                                                          $   9,849      $   7,018      $   26,089     $   19,366
 Investments                                                        3,597          3,492          11,276         10,001
                                                           -------------- --------------  -------------- --------------
Total interest income                                              13,446         10,510          37,365         29,367
                                                           -------------- --------------  -------------- --------------
Interest expense:
 Deposits                                                           4,841          3,041          13,071          8,292
 Borrowed funds and other                                           3,383          2,827           9,205          8,141
Total interest expense                                     -------------- --------------  -------------- --------------
                                                                    8,224          5,868          22,276         16,433
Net interest income                                        -------------- --------------  -------------- --------------
                                                                    5,222          4,642          15,089         12,934
Provision for loan losses                                             300            205             680            655
Net interest income after provision for loan losses                 4,922          4,437          14,409         12,279
Noninterest income:                                        -------------- --------------  -------------- --------------
 Gain on sale of loans                                                491            623           1,148          1,477
 Service fees on deposits                                           1,291          1,029           3,608          2,607
 Gain on securities, net                                              116            118             240            202
 Other                                                                473            291           1,345            986
Total noninterest income                                            2,371          2,061           6,341          5,272
Noninterest expenses:                                      -------------- --------------  -------------- --------------
 Salaries and employee benefits                                     3,534          3,123          10,079          8,371
 Net occupancy                                                        939            763           2,645          2,177
 Furniture, fixtures and equipment                                    416            341           1,186            914
 Professional services                                                133             64             393            221
 Advertising                                                          228            254             728            698
 Data processing                                                      407            357           1,182            945
 Cleaning and maintenance                                             222            146             659            430
 ATM expenses                                                         163            165             471            430
 Other                                                                956            876           2,722          2,235
Total noninterest expenses                                          6,998          6,089          20,065         16,421
Income before taxes                                        -------------- --------------  -------------- --------------
                                                                      295            409             685          1,130
Provision for income taxes                                            114            158             264            436
Net income                                                      $     181      $     251       $     421      $     694
Net income per common share:                               -------------- --------------  -------------- --------------
   Basic                                                        $    0.06      $    0.08       $    0.13      $    0.22
   Diluted                                                           0.06           0.07            0.13           0.20
                                                           -------------- --------------  -------------- --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.

                     FIRST MARINER BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Cash flows from operating activities:                                                      2000                  1999
                                                                                           ----                  ----
                                                                                  (dollars in thousands)
Net income                                                                              $         421         $        694
Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                                                1,474                1,117
   Amortization of unearned loan fees and costs, net                                            (326)                (423)
   Amortization of premiums and discounts on loans                                                 20                   30
   Amortization of premiums and discounts on mortgage-backed securities, net                      130                  229
   Gain on securities                                                                           (240)                (202)
   Increase  in accrued interest receivable                                                   (1,231)              (1,003)
   Provision for loan losses                                                                      680                  655
   Net decrease (increase) in mortgage loans held-for-sale                                   (13,438)                4,188
   Net increase (decrease) in accrued expenses and other liabilities                         (13,362)              (1,212)
   Net increase in prepaids and other assets                                                  (1,370)                (754)
Net cash provided by (used in) operating activities                                      ------------          ------------
                                                                                             (27,242)                3,319
Cash flows from investing activities:                                                    ------------          ------------
   Loan disbursements, net of principal repayments                                           (90,035)             (82,195)
   Purchases of property and equipment                                                        (4,750)              (3,641)
   Purchases of Federal Home Loan Bank of Atlanta stock                                       (2,024)              (2,380)
   Purchases of available for sale securities                                                (18,942)             (55,879)
   Sales of available for sale securities                                                      23,417               12,484
   Principal repayments of available for sale securities                                       13,899               23,622
   Maturities of investment securities                                                              -                3,501
   Construction disbursements-other real estate owned                                           (903)                (240)
   Sales of other real estate owned                                                               491                  485
Net cash used in investing activities                                                    ------------          ------------
                                                                                             (78,847)            (104,243)
Cash flows from financing activities:                                                    ------------          ------------
   Net increase in deposits                                                                    90,751               79,609
   Net increase (decrease) in other borrowings                                                (26,003)             (10,874)
   Proceeds from advances from Federal Home Loan Bank of Atlanta                              324,275              115,100
   Repayment of advances from Federal Home Loan Bank of Atlanta                             (299,800)             (67,500)
   Proceeds from stock issuance, net                                                               99                    -
   Dividends paid                                                                                (63)                (126)
Net cash provided by financing activities                                                      89,259              116,209
(Decrease) increase in cash and cash equivalents                                             (16,830)               15,285
Cash and cash equivalents at beginning of period                                               43,836               24,439
                                                                                         ------------          ------------
Cash and cash equivalents at end of period                                             $       27,006       $       39,724
                                                                                         ------------          ------------
Supplemental information:
   Interest paid on deposits and borrowed funds                                        $       21,288       $       15,500
   Real estate acquired in satisfaction of loans                                                  575                  100
   Income taxes paid                                                                              658                  518
                                                                                         ------------          ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

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

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

                                                                           Nine months ended
                                                                     September 30,
                                                                          2000            1999
                                                                      (Unaudited)
                                                                        (dollars in thousands)
                                                                     -------------------------
Net income                                                           $      421    $       694
Other comprehensive income items:
   Unrealized holding gains (losses) arising during the period
     (net of tax (benefit) of $1,170 and $(2,951), respectively)          1,859        (4,567)
   Less:  reclassification adjustment for gains (net of taxes of
      $93 and $78, respectively) included in net income                     148            124
                                                                     -------------------------
Total other comprehensive income (loss)                                   1,711        (4,691)
Total comprehensive income (loss)                                    $    2,132    $   (3,997)
                                                                     -------------------------
                                                                     -------------------------


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

         Information relating to the calculation of earnings per common share is summarized as follows:

                                                      Three Months Ended                 Nine Months Ended
                                               SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    2000              1999             2000             1999
                                              ---------------------------------------------------------------------
Net income-basic and diluted                     $      181,096   $      250,968   $      420,758         694,124
                                              ---------------------------------------------------------------------
Weighted-average shares outstanding                   3,186,967        3,166,813        3,176,660        3,166,813
Dilutive securities-options and warrants                      -          180,090                -          232,352
                                              ---------------------------------------------------------------------
Adjusted weighted-average shares
outstanding-dilutive                                  3,186,967        3,346,903        3,176,660        3,399,165
                                              ---------------------------------------------------------------------

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


For the quarter ended September 30, 2000
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                        $  6,284 (1)
   Mortgage banking                             1,506
   Less related party transactions               (197)             (3)
                                           ------------
Net mortgage banking                                         1,309 (2)
                                                       ------------
Consolidated revenue                                      $  7,593
                                                       ============
Income (loss) before income taxes:
   Commercial and consumer banking                         $   538
   Mortgage banking                               (46)
   Less related party transactions               (197)             (3)
                                           ------------
Net mortgage banking                                          (243)(2)
                                                       ------------
Consolidated income before income taxes                    $   295
                                                       ============

(1) Includes net interest income of $5,222.
(2) Includes net interest income of $503.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the nine month period ended September 30, 2000
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                        $ 18,273 (1)
   Mortgage banking                              3,745
   Less related party transactions                (588)            (3)
                                           ------------
Net mortgage banking                                         3,157 (2)
                                                       ------------
Consolidated revenue                                      $ 21,430
                                                       ============
Income (loss) before income taxes:
   Commercial and consumer banking                        $  1,355
   Mortgage banking                               (82)
   Less related party transactions               (588)             (3)
                                           ------------
Net mortgage banking                                         (670) (2)
                                                       ------------
Consolidated income before income taxes                    $   685
                                                       ============
Identifiable assets:
   Commercial and consumer banking                        $668,224
   Mortgage banking                                         26,025
                                                       ------------
Consolidated total assets                                 $694,249
                                                       ============

(1) Includes net interest income of $15,089.

(2) Includes net interest income of $1,078.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the quarter ended September 30, 1999
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                          $   5,810 (1)
   Mortgage banking                             1,195
   Less related party transactions               (302)                (3)
                                           ------------
Net mortgage banking                                              893 (2)
                                                       ---------------
Consolidated revenue                                        $   6,703
                                                       ===============
Income (loss) before income taxes:
   Commercial and consumer banking                           $    738
   Mortgage banking                               (27)
   Less related party transactions               (302)                (3)
                                           ------------
Net mortgage banking                                            (329) (2)
                                                       ---------------
Consolidated income before income taxes                      $    409
                                                       ===============

(1) Includes net interest income of $4,642.
(2) Includes net interest income of $94.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the nine month period ended September 30, 1999
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                          $  15,829 (1)
   Mortgage banking                             3,576
   Less related party transactions             (1,199)                (3)
                                           ------------
Net mortgage banking                                            2,377 (2)
                                                       ---------------
Consolidated revenue                                        $  18,206
                                                       ===============
Income (loss) before income taxes:
   Commercial and consumer banking                          $   2,074
   Mortgage banking                               255
   Less related party transactions             (1,199)                (3)
                                           ------------
Net mortgage banking                                             (944)(2)
                                                       ---------------
Consolidated income before income taxes                     $   1,130
                                                       ===============
Identifiable assets:
   Commercial and consumer banking                         $  591,354
   Mortgage banking                                            17,133
                                                       ---------------
Consolidated total assets                                  $  608,487
                                                       ===============

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

THE COMPANY

         The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted primarily through its wholly-owned Subsidiary First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 26 full service branches and 43 Automated Teller Machines.

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $694,249,000 at September 30, 2000, compared to $616,072,000 at December 31, 1999, increasing $78,177,000 or 12.7%
for the first nine months of 2000. Earning assets increased $76,348,000 or 13.2% to $652,781,000 from $576,433,000, primarily due to increases in loans outstanding of $90,267,000.

         Total loans receivable increased $90,267,000 or 27.4% to $419,795,000 for the first nine months of 2000. The majority of the increase was real estate secured loans. Mortgage loans held for sale increased $13,438,000 from $26,299,000 at December 31, 1999 to $39,737,000 at September 30, 2000. First
Mariner Mortgage Corporation originated $343,263,000 of residential mortgages during the first nine months of 2000 in comparison to approximately $267,187,000 during the first nine months of 1999. Increased loan demand and additions to the loan production staff were the significant factor in the growth in residential mortgages.

The loan portfolio was comprised of the following (dollars in thousands):

                                            September 30,    December 31,
                                                 2000            1999
                                            ---------------  --------------
                                                AMOUNT          AMOUNT



TYPE OF LOANS
Commercial                                       $  74,628       $  67,917
Commercial real estate and construction (1)        195,921         141,169

Residential real estate                            111,611          85,874

Consumer                                            38,578          35,101
                                            ---------------  --------------
   Total loans                                     420,738         330,061
                                            ---------------  --------------
Unamortized loan premiums                               34              47

Unearned income and costs, net                         977             580
                                            ---------------  --------------
Loans receivable                                $  419,795      $  329,528
                                            ===============  ==============

(1)  Net of undisbursed principal


CREDIT RISK MANAGEMENT

         The third quarter provision for loan losses in 2000 was $300,000 resulting in a year-to-date provision for loan losses of $680,000 which compares to $655,000 for the nine month period ended September 30, 1999. The allowance for loan losses stands at $3,928,000 at September 30, 2000 compared to $3,322,000 at December 31, 1999. As of September 30, 2000 the allowance for loan losses is 0.94% of outstanding loans as compared to 1.01% at December 31, 1999. The allowance for loan losses as a percentage of non-residential real estate loans was 1.27% at September 30, 2000 as compared to 1.36% at December 31, 1999.

Activity in the allowance for loan losses is as follows:


Allowance for Loan Losses
   (Dollars in thousands)                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2000               1999
                                                                          ----               ----
Allowance for loan losses, beginning of year                        $     3,322        $     2,676
                                                                    -----------         ----------
Loans charged off:
  Commercial                                                               (57)                  -
  Real estate                                                              (15)                  -
  Consumer                                                                 (10)               (18)
                                                                    -----------         ----------
     Total loans charged off                                               (82)               (18)
                                                                    -----------         ----------
Recoveries
  Commercial                                                                  -                  -
  Real estate                                                                 -                  -
  Consumer                                                                    8                  2
                                                                    -----------         ----------
    Total recoveries                                                          8                  2
                                                                    -----------         ----------
    Net chargeoffs                                                          (74)               (16)
                                                                    -----------         ----------
Provision for loan losses                                                   680                655
                                                                    -----------         ----------
Allowance for loan losses, end of year                              $     3,928        $     3,315
                                                                    -----------         ----------
                                                                    -----------         ----------
Loans (net of premiums and discounts)
   Period-end balance                                                   419,795            325,397
   Average balance during period                                        368,243            288,417
Allowance as percentage of period-end loan balance                        0.94%              1.02%



Percent of average loans:
   Provision for loan losses                                              0.25%              0.30%
   Net chargeoffs                                                         0.03%              0.01%

         Non-performing assets, expressed as a percentage of total assets, decreased to 0.89% at September 30, 2000 from 0.91% at December 31, 1999, reflecting the increase in assets. The increase in other real estate owned for the period was due to the foreclosure of residential real estate properties during the quarter.

                                                    September 30,   December 31,       September 30,
                                                   ----------------------------------------------------
                                                         2000             1999              1999
                                                         ----             ----              ----
Loans on nonaccrual basis                                $    4,411        $    4,229       $    2,007
Real estate acquired by foreclosure                           1,771             1,360            1,288
                                                   ----------------------------------------------------
   Total non-performing assets                           $    6,182        $    5,589       $    3,295
                                                   ====================================================

Loans past-due 90 days or more and accruing              $    1,493        $    2,062       $    1,925
                                                   ====================================================

         At September 30, 2000, the allowance for loan losses represented 89.1% of nonaccruing loans compared to 78.6% at December 31, 1999. Management believes the allowance for loan losses at September 30, 2000 is adequate.

DEPOSITS

         Deposits were $459,502,000 as of September 30, 2000, increasing $90,751,000 or 24.6% from the December 31, 1999 balance of $368,751,000. The increase in deposits is attributable to management's growth strategy, which includes significant marketing and promotion and the development of a branching network.

RESULTS OF OPERATIONS

         NET INCOME. Third quarter, 2000 net income was $181,000 compared to earnings of $251,000 for the third quarter of 1999. The reduction in earnings was primarily the increased costs associated with the expansion of the Bank's mortgage banking subsidiary, First Mariner Mortgage Corporation (FMMC) and the Bank's branch locations. FMMC now has ten mortgage banking offices in Maryland and Virginia while the Bank currently has 26 branch locations.

         NET INTEREST INCOME. Third quarter net interest income before provision for loan losses was $5,222,000 in 2000, an increase of 12.5% over $4,642,000 for the third quarter of 1999, reflecting primarily an increase of $116,645,000 in average earning assets. The increase in average earning assets consisted primarily of an increase of $107,083,000 in average loans. The net interest margin was 3.38% for the first nine months of 2000 as compared to 3.42% for the comparable period of 1999.

         NONINTEREST INCOME AND EXPENSES-Noninterest income increased $310,000 or 15.0% for the third quarter of 2000 to $2,371,000 from $2,061,000 for the third quarter of 1999. The principal reason for the increase was an increase in deposit related fees.

         Deposit service charges rose 25.5% as compared to the quarter ending September 30, 1999 which is primarily due to the increased number of deposit accounts. The number of deposit accounts increased approximately 23% to over 53,000 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

         The gain on the sales of securities was $116,000 for the quarter ending September 30, 2000 compared to a gain of $118,000 for the quarter ending September 30, 1999. For the nine month period ended September 30, 2000 gains were $240,000 as compared to $202,000 for the period ended September 30, 1999.

         Third quarter noninterest expense increased $909,000 or 14.9% to $6,998,000 in 2000 from $6,089,000 in the third quarter of 1999. Increases in almost all categories of expense were incurred to support the substantially increased asset base and the expanding branch network including increases in personnel.

         INCOME TAXES-  The Company recorded income tax expense of $264,000 on income before taxes of $685,000, resulting in an effective tax rate of 38.62% for the nine month period ended September 30, 2000.



LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity increased $2,316,000 in the first nine months of 2000 to $24,179,000 from $21,863,000 as of December 31, 1999. The change is due to the decrease in accumulated other comprehensive losses which decreased $1,859,000. The remainder of the change was primarily an increase in net income of $421,000 for the first nine months of 2000.

         The first cash dividend for the Company was paid on May 31, 1999, a third quarter dividend was paid on August 31, 1999 and a third quarter dividend was paid on November 30, 1999. A cash dividend was paid on February 29, 2000 for the fourth quarter of 1999. The Company's Board of directors suspended the cash dividend for 2000 in order to retain capital to fund the continued strong asset growth and does not intend to reinstitute a cash dividend until earnings are sufficient to generate adequate internal capital to support growth.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:

                                                            At September 30,
                                                     -------------------------------
                                                              (unaudited)
                                                        2000              1999
Regulatory capital ratios
   Leverage
     Consolidated                                           5.8%               7.1%
     The Bank                                               5.9%               7.0%
   Tier 1 capital to risk weighted assets
     Consolidated                                           8.8%              11.0%
     The Bank                                               9.0%              11.8%
   Total capital to risk weighted assets
     Consolidated                                          12.3%              15.5%
     The Bank                                               9.9%              12.7%

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


RECENT ACCOUNTING DEVELOPMENTS

         In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" ("SFAS No. 137"). Pursuant to SFAS
No. 137, the revised effective date of SFAS No. 133 is for all fiscal quarters of all fiscal years beginning after September 15, 2000. Earlier application is encouraged. Upon application, hedging relationships must be designated anew and documented and recognized in accordance with the transition pursuant to the provisions of SFAS Nos. 133 and 137. While the Company has not completed its analysis of SFAS Nos. 133 and 137 and has not made a decision regarding timing of adoption, management does not believe that adoption will have a material effect on the financial position or results of operations.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 2000, the Company had a one year cumulative negative gap of approximately $113 million.


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


                                    FIRST MARINER BANCORP


Date:    11/14/00                       By:      /s/  Edwin F. Hale Sr.
     ---------------                        ----------------------------------
                                                 Edwin F. Hale Sr.
                                        Chairman and Chief Executive Officer


Date:    11/14/00                       By:     /s/ Joseph A. Cicero
     ---------------                        ----------------------------------
                                                 Joseph A. Cicero
                                                 President