Form 10-K
period 2000-12-31
FIRST MARINER BANCORP
filed 2001-04-02
CIK 946090

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934. For the fiscal year ended
           December 31, 2000.
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934. For the transition period from

                        Commission file number: 0-21815
                            ------------------------

                             FIRST MARINER BANCORP

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     52-1834660
       (State of Incorporation)                  (I.R.S. Employer Identification
                                                             Number)

 1801 SOUTH CLINTON STREET, BALTIMORE,                        21224
                  MD                                        (Zip Code)
    (Address of principal executive
               offices)

                                  410-342-2600
                               (Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

             Title of each class                 Name of each exchange on which registered
                    None

         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, par value $0.05 per share
                                (Title of Class)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as March 5, 2001 was $21,664,848.

--------------------------------------------------------------------------------
    The number of shares of common stock outstanding as of March 5, 2001 is
                               3,610,808 shares.

    Documents incorporated by reference:

        Proxy Statement--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FIRST MARINER BANCORP

                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                                    PART I

Item 1   Business....................................................      1

Item 2   Property....................................................     11

Item 3   Legal Proceedings...........................................     13

Item 4   Submission of Matters to a Vote of Security Holders.........     13

Item 4A  Executive Officers of the Registrant........................     13

                                    PART II

Item 5   Market for the Registrant's Common Stock and Related
         Stockholders Matters........................................     14

Item 6   Selected Financial Data.....................................     15

Item 7   Management's Discussion and Analysis of Financial Condition
         and
         Results of Operations.......................................     15

Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     37

Item 8   Financial Statements and Supplementary Data.................     40

Item 9   Changes in and Disagreements with Accountants on Accounting
         and
         Financial Disclosures.......................................     63

                                   PART III

Item 10  Directors and Executive Officers of the Registrant..........     64

Item 11  Executive Compensation......................................     64

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................     64

Item 13  Certain Relationships and Related Transactions..............     64

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................     64

                           FORWARD-LOOKING STATEMENTS

    Part I and Part II of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements about the Company's plans and expectations, and unknown outcomes including statements regarding growth strategies, new banking services and payment of dividends. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, the federal government, changes in tax policies, changes in interest rates, deposit flow, the cost of funds, demand for loan products and financial services and changes in the Company's competitive position, changes in the quality or composition of loan and investment portfolios, and the ability of the Company to manage growth. Risk factors are described further in Exhibit 99 to this Form 10-K.

                                     PART I

ITEM 1 BUSINESS

GENERAL

    First Mariner Bancorp (the "Company") is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. The business of the Company is conducted through its wholly-owned subsidiary, First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 25 full service branches and 44 Automated Teller Machines ("ATMs"). At December 31, 2000, the Company had total assets of $677,449,000. The Company and its subsidiaries had approximately 438 full time and part time employees as of December 31, 2000.

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

    The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600.

MARKET AREA AND MARKET STRATEGY

    The Bank's core market is central Maryland, which consists primarily of Baltimore City, Baltimore County, Harford County, Howard County and Anne Arundel County. This area contains a high concentration of population and businesses and the local governments are committed to business development in the region. The Bank also services portions of Maryland's eastern shore with branches in Talbot and Worcester Counties.

    As an independent Maryland-based community bank, the Bank is engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized business. The Bank places emphasis on personal attention and professional service to its customers while delivering a range of traditional and contemporary financial products and performing many of the essential banking services offered by its larger competitors. The Bank offers its customers access to local bank officers who are empowered to act with flexibility to meet customers' needs in order to foster and develop long-term loan and deposit relationships. The Company believes that individuals and businesses in its market area are dissatisfied with the large out-of-state banking institutions, which have acquired local banks. Management believes that the Bank has a window of opportunity to establish business ties with customers who have been displaced by the consolidations and who are anxious to forge banking relationships with locally-owned and managed institutions. These consolidations also benefit the Bank by making available experienced and entrepreneurial managers from larger financial institutions and acquisition opportunities from the remaining small independent banks in the Company's market area.

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

    - Establish nontraditional joint ventures with entities that can enhance the breadth and delivery of financial products and services; and

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

    RETAIL BANKING. The Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens. The Bank's products and services include alternatives to bank accounts, such as mutual funds and annuities. Consumer loan products offered by the Bank include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, unsecured personal credit lines and the debit card.

    MORTGAGE BANKING. The Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale in the secondary market, as well as the origination of loans to be held in the Bank's loan portfolio. Mortgage banking capabilities include FHA/VA origination; conventional and nonconforming mortgage underwriting; and construction and permanent financing. The Bank intends to improve its competitive position in this market by streamlining the mortgage underwriting process through the introduction of advanced technology.

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

LENDING ACTIVITIES

    LOAN PORTFOLIO COMPOSITION. At December 31, 2000, the Bank's loan portfolio totaled $430.0 million representing approximately 63.5% of its total assets. The following table sets forth the Bank's loans (net of related deferred fees and costs) by major categories as of December 31, 2000:

                                                               AMOUNT    PERCENT
(DOLLARS IN THOUSANDS)                                        --------   --------
Commercial..................................................  $ 70,726     16.5%
Real Estate Construction-Consumer...........................    82,318     19.1%
Real Estate Development and Construction....................    34,832      8.1%
Real Estate Mortgage:
  Residential...............................................    98,731     23.0%
  Commercial................................................   101,601     23.6%
Consumer....................................................    41,790      9.7%
                                                              --------    -----
  Total loans...............................................  $429,998    100.0%
                                                              ========    =====

    COMMERCIAL LOANS. The Bank originates secured and unsecured loans for business purposes. Less than one percent all commercial loans are unsecured. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is the Bank's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

    REAL ESTATE CONSTRUCTION-CONSUMER. Loans to individuals for the construction of their primary residences are typically secured by the property under construction, frequently include additional collateral (such as second mortgage on the borrower's present home), and commonly have maturities of nine to twelve months.

    REAL ESTATE DEVELOPMENT AND CONSTRUCTION LOANS. The real estate development and construction loan portfolio consisted of the following as of December 31, 2000:

                                                               AMOUNT    PERCENT
(DOLLARS IN THOUSANDS)                                        --------   --------
Commercial Construction.....................................  $16,332      46.9%
Commercial Acquisition and Construction.....................    4,596      13.2%
Commercial Land Acquisition.................................    3,836      11.0%
Commercial Acquisition, Development and Construction........    1,437       4.1%
Residential Builders Construction...........................    5,752      16.5%
Residential Builders Acquisition and Development............    2,769       8.0%
Residential Builders Acquisition, Development and
  Construction..............................................      110       0.3%
                                                              -------     -----
  Total Real Estate--Development and Construction...........  $34,832     100.0%
                                                              =======     =====

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

    CONSUMER LOANS. The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum term of 10 years, although the bank does offer a 90% loan to value product. The interest rates on closed-end home equity loans are generally fixed, while interest rates on home equity lines of credit are variable.

CREDIT ADMINISTRATION

    The Bank's lending activities are subject to written policies approved by the Board of Directors to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with the Bank's policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

    The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000 for residential mortgages and consumer construction loans, and for other types of loans the lending authority is $250,000. The Board's Loan Committee is authorized to approve loans up to the Bank's legal lending limit, which currently approximates $6,900,000 as of December 31, 2000. The Bank has established an in-house limit of $2,000,000 which is reviewed periodically by the Board of Directors. The Loan Committee will approve loans in excess of in-house limit on an exception basis.

    The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank's market area. Consequently, the Bank and its borrowers are affected by the economic conditions prevailing in its market area.

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

    The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank's market area offer certain services such as trust services and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than does the Bank.

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

    Current banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes have resulted in an even greater degree of competition in the banking industry and the Company and the Bank may be brought into competition with institutions with which it does not presently compete. As a result, intense competition in the Bank's market area may be expected to continue for the foreseeable future.

SUPERVISION AND REGULATION

    The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

    FEDERAL BANK HOLDING COMPANY REGULATION AND STRUCTURE. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve

System. The Company is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. The Federal Reserve may conduct examinations of the Company and its subsidiaries.

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

    Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Under current Federal Reserve regulations, such permissible nonbank activities include mortgage banking, equipment leasing, securities brokerage and consumer and commercial finance company operations.

    Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, investments in their securities, and the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for bank holding companies and their non-banking subsidiaries. Such rules were retained for banks.

    Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

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

    FEDERAL AND STATE BANK REGULATION. The Company's banking subsidiary is a Maryland state-chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

    In its lending activities, the maximum legal rate of interest, fees and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount which may be loaned to any one customer and its related interest to capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

    The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluates the record of the financial institution in meeting the credit needs its communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be subject the institution to regulatory sanctions if required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. The Company, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

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

DEPOSIT INSURANCE

    As a FDIC member institution, deposits of the Bank are currently insured to a minimum of $100,000 per depositor through the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund ("BIF"). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company or bank and trust companies that have acquired SAIF deposits. The Bank is a converted federal savings bank, therefore, its deposits are insured through SAIF. Mergers or transfers of assets between SAIF and BIF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

    The FDIC is required to establish the semi-annual assessments for BIF- and SAIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25 percent of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. Federal legislation that became effective September 30, 1996 assessed a one-time charge on deposits insured by SAIF. This one-time charge for the Bank of approximately $154,000, was paid in 1996.

    This recapitalization has lowered the semi-annual assessments paid by the Bank as a SAIF member. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. Before the recapitalization, the rates assessable on SAIF-insured deposits ranged from $0.23 per $100 of domestic deposits to $0.31 per $100 of domestic deposits; the Bank's assessment stood at $0.23 per $100. Rates assessable to BIF members have been significantly lower at a range of $0.03 to $0.27 per $100, with the highest rated BIF institutions paying the statutory minimum of $2,000 per year. With recapitalization of SAIF, the assessment ranges for both BIF and SAIF institutions has decreased.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

    The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". See "Federal Deposit Insurance Corporation Improvement Act of 1991" below. The Company does not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement dated November 14, 1985 which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. The Bank must obtain approval of the Maryland Commissioner to pay dividends to the Company for so long as the Bank's statement of financial condition reflect as it did of December 31, 2000, negative undivided profits (accumulated deficit). The Company anticipates that such approval will be required for the foreseen future. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

    A banking organization's risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (subject to certain limitations), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 2000, the Bank's ratio of Tier 1 to risk-weighted assets stood at 9.3% and its ratio of total capital to risk-weighted assets stood at 10.2%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. At December 31, 2000, the Bank's leverage capital ratio stood at 6.1%.

    Federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluations of a Bank's capital adequacy, an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank maintains IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons the Company does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

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

INTERSTATE BANKING LEGISLATION

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was enacted into law on September 29, 1994. Riegle-Neal authorized federal banking agencies to approve interstate bank merger transactions even if such transactions are prohibited by the laws of a state. An exception to such authorization arises if the home state of one of the banks that is a party to the merger transaction opted out of the merger provisions of Riegle-Neal by adopting a law after the date of the enactment of Riegle-Neal and prior to June 1, 1997. These laws must apply equally to all-out-of-state banks and expressly prohibit merger transactions involving out-of-state banks. Riegle-Neal also permits interstate branch acquisitions if the laws of the state where the branch is located permits interstate branch acquisitions. The interstate merger and branch acquisitions permitted by Riegle-Neal are subject to nationwide and statewide insured deposit limitations as described in Riegle-Neal.

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

ITEM 2 PROPERTY

    The principal executive offices of the Company and the main office of the Bank are located at 1801 South Clinton Street, Baltimore, Maryland. The Company and the Bank occupy approximately 40,000 square feet of space at this location which is leased from Edwin F. Hale, Sr., Chairman and Chief Executive Officer of the Company. Annual rent for this space is approximately $554,000, of which $519,000 is allocated for 38,830 square feet of office and $35,000 is allocated for 1,170 square feet of Bank branch space and drive-up banking and customer parking facilities. The Company maintains an operations facility at 1516 Baylis Street, Baltimore, Maryland. The Bank occupies approximately 23,000 square feet of office space and 6,000 square feet of storage space at this location which is leased from Edwin F. Hale, Sr. Annual rent is approximately $231,000 for the office space and $32,000 for the storage space. Management believes that such terms are at least as favorable as those that could be obtained from an unaffiliated third party lessor.

    The Bank has branches at the following locations:

                                                        SQUARE                            LEASE      RENEWAL
LOCATION                                                 FEET         ANNUAL RENT       EXPIRATION   OPTIONS
--------                                               --------       -----------       ----------   --------
1801 South Clinton Street                               1,170     $35,000               10/31/2013      --
(Baltimore City)

115 East Joppa Road                                     2,750     Own building              --          --
Towson (Baltimore County)                                         (subject to $25
                                                                  ground rent)

1641 Joppa Road                                         2,480     Own building              --          --
Towson (Baltimore County)

9833 Liberty Road                                       2,800     Own building              --          --
(Baltimore County)                                                (subject to $12,000
                                                                  ground rent)

12 A. S. Bel Air Parkway                                2,288     Own building          6/30/2017       --
Bel Air (Harford County)                                          (subject to $35,000
                                                                  ground rent)

16 South Calvert Street                                 2,515     $25,270               5/14/2001    5 Years
Baltimore City

7007 Security Boulevard (1)                             2,100     Own building           5/1/2016    15 Years
Woodlawn (Baltimore County)                                       (subject to $80,000
                                                                  ground rent)

1013 Reisterstown Road                                  4,156     Own building              --          --
Pikesville (Baltimore County)

60 Painters Mill Road                                   2,350     $80,235                3/1/2006    5 Years
Owings Mills (Baltimore County)

161 Jennifer Road                                       4,400     $85,446               6/30/2001    5 Years
Annapolis (Anne Arundel County)

1770 Merritt Blvd                                       2,500     $38,716               2/19/2007    5 Years
Dundalk (Baltimore County)

1740 York Road                                          1,200     $36,000                3/1/2012    5 Years
Lutherville (Baltimore County)                                                                          x3

15 E. Padonia Road (Mars Store)                           276     $36,500               10/20/2002   5 Years
Timonium (Baltimore County)

8433 Bel Air Road                                       2,050     Own building              --          --
Perry Hall (Baltimore County)

8133 Elliott Road                                       2,099     $38,569               3/31/2003    5 Years
Easton (Talbot County)                                                                                  x2

8206 Pulaski Highway                                    6,500     $38,350               2/28/2008    5 Years
Rosedale (Baltimore County)                                                                             x2

360 Governor Ritchie Highway                            2,200     $48,099               5/31/2008    5 Years
Severna Park (Anne Arundel County)                                                                      x2

7878 Wise Avenue (Mars Store)                             450     $31,500               9/15/2008       --
Dundalk (Baltimore County)

176 Carroll Island Road                                 1,800     $29,520                2/1/2028    5 Years
Baltimore (Baltimore County)

1053 MD Route 3                                         2,480     Own building          4/28/2015    5 Years
Crofton (Anne Arundel County)                                     (subject to $30,000                   x3
                                                                  ground rent)

                                                        SQUARE                            LEASE      RENEWAL
LOCATION                                                 FEET         ANNUAL RENT       EXPIRATION   OPTIONS
--------                                               --------       -----------       ----------   --------
1401 Pulaski Highway (Mars Store)                         484     $36,500               12/3/2001    5 years
Edgewood (Harford County)

12505 Coastal Highway                                   1,800     $29,004               10/31/2004   5 Years
Ocean City (Worcester County)

10065 Baltimore National Pike                           2,480     Own building           8/1/2009    5 Years
Ellicott City (Howard County)                                     (subject to $75,000                   x4
                                                                  ground rent)

7400 L Ritchie Highway                                  2,250     $43,755               12/1/2004    5 Years
Glen Burnie (Anne Arundel County)                                                                       x4

7860 Wise Ave                                           2,405     $70,000               3/31/2019    10 Years
Dundalk (Baltimore County)

--------------------------

(1) Branch is expected to open in second quarter, 2001

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

    EDWIN F. HALE, SR. has been Chairman and Chief Executive Officer of the Company and of the Bank for the preceding five years.

    JOSEPH A. CICERO has been the President of the Company and Chief Operating Officer of the Bank for the preceeding five years.

    GEORGE H. MANTAKOS has been Executive Vice President of the Company, and the President of First Mariner Bank for the preceeding five years.

    MARK A. KEIDEL has been Senior Vice President and Chief Financial Officer of the Company and the Bank since June 2000. Prior to June 2000, Mr. Keidel was Senior Vice President and Chief Financial Officer of Mason Dixon Bancshares for the preceeding five years.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

MARKET FOR COMMON STOCK

    Shares of First Mariner Bancorp trade on The Nasdaq Stock Market's National Market under the trading symbol FMAR. For the period January 1, 2000 through December 31, 2000 the high and low prices as quoted on The Nasdaq Stock Market were $8.250 and $3.625, respectively.

    As of December 31, 2000, First Mariner Bancorp had approximately 2,304 shareholders of record. The Company paid its first cash dividend of 2 cents per share in May, 1999, and subsequently paid dividends of 2 cents per share in August, 1999 and November, 1999, for total dividends of 6 cents per share paid in 1999. The Company paid a cash dividend of 2 cents per share in February 2000. After this payment, the Board of Directors discontinued the payment of any further cash dividends in 2000 to conserve cash and capital resources.

QUARTERLY STOCK PRICES FOR PAST TWO FISCAL YEARS:

    The Company's Common Stock is traded on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq") National Market tier of the Nasdaq Stock Market under the symbol "FMAR".

    The following table illustrates high and low sale prices of the Company's Common Stock as quoted on the Nasdaq Stock Market for the periods indicated.

                                                              LOW        HIGH
                                                            --------   --------
2000 QUARTER ENDED:
    Fourth quarter........................................  $ 3.625    $ 5.375
    Third quarter.........................................    4.750      5.625
    Second quarter........................................    5.250      7.000
    First quarter.........................................    5.500      8.250

1999 QUARTER ENDED:
    Fourth quarter........................................    7.250     10.250
    Third quarter.........................................    9.875     11.750
    Second quarter........................................   10.750     12.063
    First quarter.........................................   11.375     13.250

ITEM 6 SELECTED FINANCIAL DATA
(Dollars in thousands except for per share data)

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
Net Interest Income.......................  $ 20,838   $ 17,651   $ 12,022   $  7,753   $  3,629
Provision For Loan Losses.................     1,105        785      1,212        472      1,040
Noninterest income........................     9,105      7,264      5,595      2,351      1,074
Noninterest expense.......................    27,798     22,743     16,246      9,459      5,836
Net Income................................       640        877      1,123        365     (2,173)
Net Income Per Common Share--Basic........      0.20       0.28       0.36       0.12      (1.56)

Total Assets..............................  $677,449   $616,072   $497,487   $256,984   $132,562
Loans Receivable, Net.....................   425,657    326,206    240,049    142,458     90,822
Deposits..................................   476,882    368,751    262,311    196,962    102,289
Stockholders' Equity......................    27,849     21,863     28,488     26,966     23,796
Allowance For Loan Losses.................     4,341      3,322      2,676      1,614      1,242
Net Chargeoffs............................        86        139        150        100        174
Nonperforming Assets To Total Assets......      1.00%      0.90%      0.63%      1.36%     1.19%
Return On Average Assets..................      0.10%      0.16%      0.32%      0.21%     (2.64)%
Return On Average Equity..................      2.85%      3.30%      4.07%      1.39%    (21.67)%
Dividend Payout Ratio.....................        10%        21%        --         --         --
Regulatory Capital Ratios
  Leverage................................         6%         6%         8%        15%       19%
  Tier 1 Capital To Risk Weighted
    Assets................................         9%        10%        14%        17%       18%
  Total Capital To Risk Weighted Assets...        12%        15%        19%        18%       19%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The principal objective of this financial review is to provide a discussion and an overview of the financial condition and results of operations of First Mariner Bancorp and its subsidiaries for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in the report.

    First Mariner Bancorp ("the Company") through its wholly owned subsidiary, First Mariner Bank ("the Bank"), offers consumer and commercial banking services throughout central Maryland and parts of the eastern shore of Maryland. The Bank offers mortgage lending services through its wholly owned subsidiary, First Mariner Mortgage Corporation ("FMMC").

    The Company is a bank holding company incorporated under the laws of Maryland and registered under the Bank Holding Company Act of 1956, as amended. The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, management has implemented a strategy of building a branch network in its core market area. This strategy is intended to position the Bank to optimize the opportunities that management believes have been created by dislocations caused by the widespread consolidations among local banks with large out-of-state acquirers.

    Portions of this annual report may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995. Statements may include expressions about the Company's confidence, policies, and strategies, provisions and allowances for credit losses, adequacy of capital levels, and liquidity. Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation. These risks are described in more details in the Exhibit 99 of this form 10-K under the heading "Risk Factors". The Company assumes no obligation to update forward-looking statements at any time.

PERFORMANCE OVERVIEW

    The Company recorded net income of $640,000 for 2000 compared to $877,000 for 1999. 2000's results continue to reflect the cost of the Company's expansion strategy as the Bank has grown to twenty-five retail banking branches, and ten residential mortgage lending offices. Also contributing to the decrease in earnings is the increase in the provision for loan losses as the Company continued to realize significant loan growth. Basic net income per share for the year ended December 31, 2000 was $0.20 per share, compared to $0.28 per share reported last year.

    Total assets increased by $61,377,000 or 10.0%, reflecting significant increases in loans and deposits. Loans outstanding increased by $100,470,000 or 30.5%, while deposits grew by $108,131,000 or 29.3%. Growth statistics for loans and deposits continue to compare favorably to industry averages, and reflect the Company's continued efforts in business development and advertising. Stockholders' equity increased $5,986,000 or 27.4% reflecting improvements in the market value of the Company's available-for-sale securities portfolio as well as a $1,536,000 capital contribution from members of the Company's Board of Directors and Executive management.

NET INTEREST INCOME/MARGINS

    The primary source of earnings for the Company is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest expense incurred on the interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the interest-earning assets and the Company's funding sources.

    Net interest income increased to $20,838,000 for 2000, an 18.1% increase from the net interest income of $17,651,000 earned for 1999. The increase was primarily attributable to the growth in average earning assets, which totaled $615,591,000 for 2000, a 17.8% increase as compared to $522,491,000 for 1999.
Average loans increased by 30.7% to $414,765,000 and average investments and other earning assets decreased by 2.2% to $200,826,000. The increase in loans reflects the Company's expansion of its commercial and real estate lending activities among middle market borrowers in the Baltimore-Washington area, the growth of the Bank's mortgage banking subsidiary, FMMC, and the increased emphasis on consumer lending. The decrease in investments and other earning assets was primarily the result of normal runoff in the Bank's mortgage-backed securities portfolio. Earning asset growth was funded by an increase in average interest-bearing deposits of $95,142,000 or 34.9%. Other borrowed funds decreased by $1,720,000 or .8%. The increase in deposits was due to the aggressive expansion of the Company's retail banking network to twenty-five branches, the continued popularity of the Bank's "Money Market Maximizer" product, and growth in certificate of deposit products. The decrease in borrowings occurred, as deposit growth was more than sufficient to fund earning asset growth.

    Interest income on loans increased to $36,881,000 for 2000 which represents an increase of $10,162,000 or 38.0% from $26,719,000 for 1999. In addition to higher average balances on loans, yields increased due to several increases in market interest rates throughout the year. Interest income on investments and other earning assets increased to $14,497,000 for 2000 which represents an increase of $743,000 or 5.4% from $13,754,000. While overall average balances decreased on investments and other earning assets, yields on short-term investments improved. Interest expense on deposits increased to $18,188,000 in 2000, an increase of $6,391,000 or 54.2% from $11,797,000 for 1999. In addition to the
increases in average balances, higher market interest rates increased the rates paid on money market accounts and certificates of deposit. Interest expense on borrowings increased to $12,352,000 for 2000, an increase of $1,327,000 or 12.0% from $11,025,000 for 1999. Higher interest costs for short-term borrowings more than offset declines in average balances.

    The key performance measure for net interest income is the "net interest margin", or net interest income divided by average earning assets. The Company's net interest margin is affected by loan pricing, mix of earning assets, and the distribution and pricing of deposits and borrowings. The Company's net interest margin was 3.39% for the year ended December 31, 2000 as compared to 3.38% for 1999. Yields on earning assets increased by 60 basis points, while the cost of interest bearing deposits increased by 62 basis points and the cost of other borrowings increased by 71 basis points. A higher mix of loans as a percentage of earning assets and higher average balances on non-interest deposit accounts offset the higher costs of deposits and borrowings.

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

           TABLE 1: COMPARATIVE AVERAGE BALANCES (1) YIELDS AND RATES

                                                                           2000
                                                              ------------------------------
                                                              AVERAGE    INCOME/     YIELD/
                                                              BALANCE    EXPENSE      RATE
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
Assets:
  Loans (net of unearned income) (1)........................  $414,765   $ 36,881    8.89%
  Mortgage-backed securities available for sale.............   155,879     11,132    7.14%
  Interest-bearing bank balances............................     7,382        435    5.89%
  Treasury notes and agencies...............................     6,833        515    7.54%
  Trust preferred securities................................    23,298      1,885    8.09%
  Other earning assets......................................     7,434        530    7.13%
                                                              --------   --------
      Total earning assets..................................   615,591     51,378    8.35%
                                                                         --------

  Allowance for loan losses.................................    (3,669)
  Other assets..............................................    37,988
                                                              --------
      Total assets..........................................  $649,910
                                                              ========

Liabilities and stockholders' equity:
  Deposits:
    Passbook/Savings........................................  $ 27,376        760    2.78%
    NOW/MMDA................................................   178,115      8,404    4.72%
    Certificates............................................   161,904      9,024    5.57%
                                                              --------   --------
      Total interest-bearing deposits.......................   367,395     18,188    4.95%

  Other borrowed funds......................................   201,989     12,352    6.12%
                                                              --------   --------
      Total interest-bearing liabilities....................   569,384     30,540    5.36%
                                                                         --------

  Noninterest-bearing demand deposits.......................    57,377
                                                              --------
  Other liabilities.........................................       702
  Stockholders' equity......................................    22,447
                                                              --------
      Total liabilities and stockholders' equity............  $649,910
                                                              ========

  Interest rate spread .....................................                         2.99%
    (Average yield less average rate)                                                =====

  Net interest income ......................................             $ 20,838
    (Interest income less interest expense)                              ========

  Net Interest Margin ......................................                         3.39%
    (Net interest income/total earning assets)                                       =====

                                                                           1999
                                                              ------------------------------
                                                              AVERAGE    INCOME/     YIELD/
                                                              BALANCE    EXPENSE      RATE
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
Assets:
  Loans (net of unearned income) (1)........................  $317,237   $26,719     8.42%
  Mortgage-backed securities available for sale.............   161,098    10,782     6.69%
  Interest-bearing bank balances............................     9,586       477     4.98%
  Treasury notes and agencies...............................     6,205       392     6.32%
  Trust preferred securities................................    20,994     1,722     8.20%
  Other earning assets......................................     7,371       381     5.17%
                                                              --------   -------
      Total earning assets..................................   522,491    40,473     7.75%
                                                                         -------

  Allowance for loan losses.................................    (3,067)
  Other assets..............................................    34,871
                                                              --------
      Total assets..........................................  $554,295
                                                              ========

Liabilities and stockholders' equity:
  Deposits:
    Passbook/Savings........................................  $ 19,140       529     2.76%
    NOW/MMDA................................................   129,885     4,828     3.72%
    Certificates............................................   123,228     6,440     5.23%
                                                              --------   -------
      Total interest-bearing deposits.......................   272,253    11,797     4.33%

  Other borrowed funds......................................   203,709    11,025     5.41%
                                                              --------   -------
      Total interest-bearing liabilities....................   475,962    22,822     4.79%
                                                                         -------

  Noninterest-bearing demand deposits.......................    46,473
  Other liabilities.........................................     5,323
  Stockholders' equity......................................    26,537
                                                              --------
      Total liabilities and stockholders' equity............  $554,295
                                                              ========

  Interest rate spread .....................................                         2.96%
    (Average yield less average rate)                                                =====

  Net interest income ......................................             $17,651
    (Interest income less interest expense)                              =======

  Net Interest Margin ......................................                         3.38%
    (Net interest income/total earning assets)                                       =====

                                                                           1998
                                                              ------------------------------
                                                              AVERAGE    INCOME/     YIELD/
                                                              BALANCE    EXPENSE      RATE
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
Assets:
  Loans (net of unearned income) (1)........................  $199,761   $18,165     9.09%
  Mortgage-backed securities available for sale.............    91,762     6,089     6.64%
  Interest-bearing bank balances............................     9,513       471     4.95%
  Treasury notes and agencies...............................     7,836       468     5.97%
  Trust preferred securities................................     7,626       644     8.44%
  Other earning assets......................................     9,763       484     4.96%
                                                              --------   -------
      Total earning assets..................................   326,261    26,321     8.07%
                                                                         -------
  Allowance for loan losses.................................    (1,923)
  Other assets..............................................    23,346
                                                              --------
      Total assets..........................................  $347,684
                                                              ========
Liabilities and stockholders' equity:
  Deposits:
    Passbook/Savings........................................  $ 10,427       281     2.69%
    NOW/MMDA................................................    96,297     3,993     4.15%
    Certificates............................................    85,895     4,807     5.60%
                                                              --------   -------
      Total interest-bearing deposits.......................   192,619     9,081     4.71%

  Other borrowed funds......................................    94,882     5,218     5.50%
                                                              --------   -------
      Total interest-bearing liabilities....................   287,501    14,299     4.97%
                                                                         -------

  Noninterest-bearing demand deposits.......................    30,661
  Other liabilities.........................................     1,915
  Stockholders' equity......................................    27,607
                                                              --------
      Total liabilities and stockholders' equity............  $347,684
                                                              ========
  Interest rate spread .....................................                         3.10%
    (Average yield less average rate)                                                =====

  Net interest income ......................................             $12,022
    (Interest income less interest expense)                              =======

  Net Interest Margin ......................................                         3.68%
    (Net interest income/total earning assets)                                       =====

------------------------

(1) Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield.

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

                  TABLE 2: RATE/VOLUME ANALYSIS (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31, 2000
                                                                        COMPARED TO
                                                                YEAR ENDED DECEMBER 31, 1999
                                                              --------------------------------
                                                                VARIANCE DUE TO
                                                                  CHANGES IN
                                                              -------------------      NET
                                                              AVERAGE    AVERAGE    INCREASE/
                                                               VOLUME      RATE     (DECREASE)
                                                              --------   --------   ----------
Interest Income:
  Loans (net of unearned income)............................   $8,600    $ 1,562     $10,162
  Mortgage-backed securities available for sale.............     (358)       708         350
  Interest-bearing bank balances............................     (121)        79         (42)
  Treasury notes and agencies...............................       42         81         123
  Trust preferred securities................................      186        (23)        163
  Other earning assets......................................        3        146         149
                                                               ------    -------     -------
  Total interest income.....................................    8,352      2,553      10,905
                                                               ------    -------     -------
Interest Expense:
  Passbook..................................................      227          4         231
  NOW/MMDA..................................................    2,074      1,502       3,576
  Certificates..............................................    2,140        444       2,584
  Other borrowed funds......................................      (95)     1,422       1,327
                                                               ------    -------     -------
  Total interest expense....................................    4,346      3,372       7,718
                                                               ------    -------     -------
Change in net interest income...............................   $4,006    $  (819)    $ 3,187
                                                               ======    =======     =======

                                                                YEAR ENDED DECEMBER 31, 1999
                                                                        COMPARED TO
                                                                YEAR ENDED DECEMBER 31, 1998
                                                              --------------------------------
                                                                VARIANCE DUE TO
                                                                  CHANGES IN
                                                              -------------------      NET
                                                              AVERAGE    AVERAGE    INCREASE/
                                                               VOLUME      RATE     (DECREASE)
                                                              --------   --------   ----------
Interest Income:
  Loans (net of unearned income)............................   $9,980    $(1,426)    $ 8,554
  Mortgage-backed securities available for sale.............    4,647         46       4,693
  Interest-bearing bank balances............................        3          3           6
  Treasury notes and agencies...............................     (102)        26         (76)
  Trust preferred securities................................    1,097        (19)      1,078
  Other earning assets......................................     (123)        20        (103)
                                                               ------    -------     -------
  Total interest income.....................................   15,502     (1,350)     14,152
                                                               ------    -------     -------
Interest Expense:
  Passbook..................................................      241          7         248
  NOW/MMDA..................................................    1,282       (447)        835
  Certificates..............................................    1,969       (336)      1,633
  Other borrowed funds......................................    5,894        (87)      5,807
                                                               ------    -------     -------
  Total interest expense....................................    9,386       (863)      8,523
                                                               ------    -------     -------
Change in net interest income...............................   $6,116    $  (487)    $ 5,629
                                                               ======    =======     =======

NONINTEREST INCOME

    Noninterest income is principally derived from mortgage banking activities, service fees on deposit accounts, ATM fees and gains on sale of investment securities. Noninterest income for year ended December 31, 2000 was $9,105,000 as compared to $7,264,000 for the year ended December 31, 1999, an increase of $1,841,000 or 25.3%. The increase was due primarily to increased service fees on deposits, higher gains recognized on the sale of securities, and increases in other mortgage banking fees. Gains on sale of loans were lower when compared to 1999. Total noninterest income, exclusive of gains on sales of securities increased as a percentage of total revenue (net interest income plus noninterest income) to 29.2% compared to 28.2% in 1999.

    Gains on sales of loans declined by $331,000 or 17.4% from the year ended December 31, 1999. While total originations of mortgage loans increased for the year, fewer loans were sold into the secondary market than during the prior year. Service fees on deposits increased by $901,000 or 34.6% as the Company increased the number of demand deposit accounts by 5,119 or 26.3%. ATM fees increased by $364,000 or 33.3% due to increased transaction volume and added ATM locations. Other mortgage banking fees grew by $759,000 as a result of increased volume and the recognition of excess servicing rights of $298,000 for loans sold in 2000 with servicing retained. Other sources of noninterest income increased by $30,000 or 5.1%. A net gain of $359,000 was realized on the sale of securities in 2000 compared to a net gain of $241,000 for 1999.

                          TABLE 3: NONINTEREST INCOME

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
(DOLLARS IN THOUSANDS)                                --------   --------   --------
Gain on sale of loans...............................   $1,576     $1,907     $1,444
Service fees on deposits............................    3,504      2,603      1,808
ATM Fees............................................    1,457      1,093        646
Gain on securities..................................      359        241        738
Other mortgage banking fees.........................    1,586        827        519
Other operating income..............................      623        593        440
                                                       ------     ------     ------
  Total noninterest income..........................   $9,105     $7,264     $5,595
                                                       ======     ======     ======

NONINTEREST EXPENSE

    Noninterest expense totaled $27,798,000 for the year ended December 31, 2000 as compared to $22,743,000 for 1999, an increase of $5,055,000 or 22.2%. This increase reflects management's continued emphasis on growth through branching, costs associated with the data processing conversion, as well as significant increases in loans, deposits and mortgage banking activities.

    Salaries and benefits increased $1,909,000 or 16.7% primarily due to additional staffing as a result of the branch expansion, staffing increases to support loan and deposit growth, as well as regular salary increases and higher benefit costs. Occupancy costs grew for 2000 in the amount of $964,000 or 32.8% when compared to the prior year. This increase is due to the additional branches and mortgage offices, as well as additional space requirements at the operations facility. Furniture and fixtures expense increased for the year ended 2000 by $391,000 or 30.8% due to the addition of new branches and mortgage offices, and increases in technology costs associated with the data processing conversion.

    Professional services increased by $273,000 or 83.2% as a result of consulting costs associated with the data processing conversion as well as increased legal fees. Advertising expenses grew by 3.2% and totaled $1,061,000 as the Company maintained most of its advertising campaigns from the prior year. The increase in data processing and other expense was primarily due to additional branch locations, expansion of FMMC and higher volume of loans, deposits and transactions. Other noninterest expenses increased by $1,172,000 or 26.7%, driven by increases in office supplies, service and maintenance, increased ATM transaction costs, postage and courier expenses and other volume driven expense categories.

                          TABLE 4: NONINTEREST EXPENSE

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
Salaries and employee benefits..............................  $13,367    $11,458    $ 7,632
Net occupancy...............................................    3,903      2,939      1,856
Deposit insurance premiums..................................      140        167        122
Furniture, fixtures and equipment...........................    1,662      1,271        790
Professional services.......................................      601        328        605
Advertising.................................................    1,061      1,028        683
Data processing.............................................    1,645      1,332        884
ATM servicing expenses......................................      630        601        427
Office supplies.............................................      391        345        255
Service & maintenance.......................................      915        649        418
OREO expense................................................       35         25        157
Other.......................................................    3,448      2,600      2,416
                                                              -------    -------    -------
  Total noninterest expense.................................  $27,798    $22,743    $16,245
                                                              =======    =======    =======

INCOME TAXES

    The Company recorded tax expense of $400,000 in 2000 for an effective tax rate of 38.5%. In 1999 the Company recorded an income tax expense of $510,000 which equaled an effective tax rate of 36.8%. The effective rate increased due to the recognition for financial statement purposes of the remaining benefit of any operating loss carryforwards in 1999.

    The Company has utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2000. Net operating loss carryforwards for state income tax purposes approximated $3,300,000 and can only be offset by future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the potential utilization of the net operating loss carryforward. A valuation allowance equal to the deferred tax asset associated with the net operating loss carryforward of $156,000 has been established to reflect this uncertainty.

FINANCIAL CONDITION

    At December 31, 2000, the Company's total assets were $677,449,000 as compared to $616,072,000 at December 31, 1999, an increase of 10.0%. This increase was due to the continued growth in the branching network, expansion of business development efforts, and continued marketing of deposit and loan products. The Bank's overall growth in its core business, generating loans and gathering of deposits grew at a higher rate than overall asset growth as decreases in investment securities and other borrowings offset some of the growth in loans and deposits.

    Loans at December 31, 2000 were $429,998,000 as compared to $329,528,000 on December 31, 1999, which represents an increase of $100,470,000 or 30.5%. Growth occurred in all categories of loans. Loans held for sale increased by $9,522,000. Investment securities and interest bearing deposits in other banks decreased by $53,162,000, as normal runoff occurred in the Bank's mortgage-backed securities portfolio and short term investments were used to pay down other borrowing and fund loan growth.

    Total deposits increased by $108,131,000, an increase of 29.3% from $368,751,000 at December 31, 1999. Other borrowings, including repurchase agreements, decreased by $39,359,000, and reduced overall dependence on borrowed funds to 24.9% of total assets as of December 31, 2000 compared to 33.8% as of December 31, 1999.

COMPOSITION OF LOAN PORTFOLIO

    Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.

    The following table sets forth the composition of the Bank's loan portfolio.

                      TABLE 5: LOAN PORTFOLIO COMPOSITION

                                                                 DECEMBER 31,
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
(DOLLARS IN THOUSANDS)                       --------   --------   --------   --------   --------
TYPE OF LOANS
Commercial.................................  $ 70,828   $ 67,917   $ 55,792   $ 24,119   $17,097
Commercial real estate and construction....   219,731    141,169    103,439     81,039    55,888
Residential real estate....................    99,038     85,874     63,330     34,396    17,140
Consumer...................................    41,367     35,101     20,418      4,992     2,566
                                             --------   --------   --------   --------   -------
  Total loans..............................   430,964    330,061    242,979    144,546    92,691

Add:
  Unamortized loan premiums................        20         47        108        140       205

Less:
  Unearned income..........................       986        580        362        614       833
                                             --------   --------   --------   --------   -------

    Loans receivable.......................  $429,998   $329,528   $242,725   $144,072   $92,063
                                             ========   ========   ========   ========   =======

                  TABLE 6: MATURITY SCHEDULE OF SELECTED LOANS

                                                                DECEMBER 31, 2000
                                              ------------------------------------------------------
                                                         MORE THAN    5 YEARS
                                               UP TO       1 YEAR        TO        10+
                                              ONE YEAR   TO 5 YEARS   10 YEARS    YEARS      TOTAL
                                              --------   ----------   --------   --------   --------
Residential real estate.....................  $  1,905    $  9,055    $10,392    $77,686    $ 99,038
Commercial real estate and construction.....   105,510      74,488     32,655      7,078     219,731
Commercial..................................    29,837      35,877      3,751      1,363      70,828
Consumer....................................     2,472      26,784      4,858      7,253      41,367
                                              --------    --------    -------    -------    --------
  Total.....................................  $139,724    $146,204    $51,656    $93,380    $430,964
                                              ========    ========    =======    =======    ========

Fixed interest rate.........................  $116,668    $116,273    $39,193    $44,383    $316,517
Variable interest rate......................    23,056      29,931     12,463     48,997     114,447
                                              --------    --------    -------    -------    --------
  Total.....................................  $139,724    $146,204    $51,656    $93,380    $430,964
                                              ========    ========    =======    =======    ========

                                                                DECEMBER 31, 1999
                                              ------------------------------------------------------
                                                         MORE THAN    5 YEARS
                                               UP TO       1 YEAR        TO        10+
                                              ONE YEAR   TO 5 YEARS   10 YEARS    YEARS      TOTAL
                                              --------   ----------   --------   --------   --------
Residential real estate.....................  $    443    $  3,359    $ 9,819    $72,253    $ 85,874
Commercial real estate and construction.....    47,626      86,657      6,886         --     141,169
Commercial..................................    21,119      45,725      1,073         --      67,917
Consumer....................................       948      21,467     12,686         --      35,101
                                              --------    --------    -------    -------    --------
  Total.....................................  $ 70,136    $157,208    $30,464    $72,253    $330,061
                                              ========    ========    =======    =======    ========

Fixed interest rate.........................  $ 52,618    $121,134    $27,698    $27,322    $228,772
Variable interest rate......................    17,518      36,074      2,766     44,931     101,289
                                              --------    --------    -------    -------    --------
  Total.....................................  $ 70,136    $157,208    $30,464    $72,253    $330,061
                                              ========    ========    =======    =======    ========

                                                                DECEMBER 31, 1998
                                              ------------------------------------------------------
                                                         MORE THAN    5 YEARS
                                               UP TO       1 YEAR        TO        10+
                                              ONE YEAR   TO 5 YEARS   10 YEARS    YEARS      TOTAL
                                              --------   ----------   --------   --------   --------
Residential real estate.....................  $  1,055    $  3,256    $   769    $58,250    $ 63,330
Commercial real estate and construction.....    57,779      26,742     15,069      3,849     103,439
Commercial..................................    18,202      24,056     11,398      2,136      55,792
Consumer....................................     1,081       4,302     10,668      4,367      20,418
                                              --------    --------    -------    -------    --------
  Total.....................................  $ 78,117    $ 58,356    $37,904    $68,602    $242,979
                                              ========    ========    =======    =======    ========

Fixed interest rate.........................  $ 29,853    $ 52,695    $22,480    $39,332    $144,360
Variable interest rate......................    48,264       5,661     15,424     29,270      98,619
                                              --------    --------    -------    -------    --------
  Total.....................................  $ 78,117    $ 58,356    $37,904    $68,602    $242,979
                                              ========    ========    =======    =======    ========

    The Bank's loan portfolio composition as of December 31, 2000 reflects a concentration in commercial real estate and construction loans. This category of loans increased by $78,562,000 and was primarily driven by increases in the Bank's residential construction portfolio. The residential construction portfolio consists of loans to individuals for construction of their primary residence. These loans are generally converted to a permanent first mortgage upon completion of the construction and are underwritten for eventual sale in the secondary market. Residential real estate loans, which consist primarily of 3 year and 5 year adjustable rate mortgages, increased by $13,164,000. Commercial loans increased by $2,911,000. Consumer loans, comprised primarily of second mortgage loans, increased by $6,266,000.

    Approximately 27% of the Bank's loans have adjustable rates as of December 31, 2000 and approximately 31% at December 31, 1999, the majority of which are adjustable rate first mortgages indexed to U.S. Treasury obligations. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall the interest earned would decline, thus impacting the Company's interest income. See also the discussion under "Liquidity and Interest Rate Sensitivity" below. The preceeding table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loan portfolio at December 31, 2000, 1999 and 1998. Some of the loans may be renewed or repaid prior to maturity. Therefore, the preceeding table should not be used as a forecast of future cash collections. The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

LOAN QUALITY

    The Bank attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, the Bank seeks to rely primarily on the cash flow of its borrowers as the principal source of repayment. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan loss is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require special attention.

    For significant problem loans, management's review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan chargeoffs, delinquency trends, previous collection experience, and the risk rating on each individual loan along with an assessment of the effects of external economic conditions. Table 8: "Allowance for Loan Loss Allocation," which is set forth below, indicates the specific reserves allocated by loan type and also the general reserves included in the allowance for loan losses.

    As of December 31, 2000, the Company had approximately $3,172,000 in nonaccrual loans as compared with $4,229,000 at December 31, 1999. The Company held other real estate owned of $3,610,000 at December 31, 2000 compared to $1,360,000 at December 31, 1999. The increase in other real estate owned was due to the foreclosure on several loans previously in nonaccrual status, as well as an increase in foreclosures on residential real estate.

    The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate based upon factors noted above. The Company provided $1,105,000 for loan losses for the year ended December 31, 2000, as compared to $785,000 for the year ended December 31, 1999. The increase resulted primarily to provide coverage of the higher level of loan growth in 2000 ($100,470,000) compared to 1999 ($86,803,000).

    As of December 31, 2000 the allowance for loan losses was $4,341,000, as compared with the December 31, 1999 balance of $3,322,000, an increase of $1,019,000 or 30.7%. Net charge-offs of $86,000 and $139,000 were recognized for 2000 and 1999, respectively. Net charge-offs as a percentage of average loans decreased from 0.05% for 1999 to 0.02% in 2000. The growth in the allowance was driven by the growth and mix in the loan portfolio. The allowance for loan losses represented 1.01% of outstanding loans at December 31, 2000 and December 31, 1999.

    The following table 7: "Allowance for Loan Losses" summarizes the allowance activities.

                       TABLE 7: ALLOWANCE FOR LOAN LOSSES

                                                                YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
(DOLLARS IN THOUSANDS)                            --------   --------   --------   --------   --------
Allowance for loan losses, beginning of year....  $ 3,322    $ 2,676    $ 1,614    $ 1,242     $  376
                                                  -------    -------    -------    -------     ------

Loans charged off:
  Commercial....................................      (62)        --        (88)        --       (157)
  Real estate...................................      (24)        --        (70)      (100)       (49)
  Consumer......................................      (12)      (142)       (23)        --        (42)
                                                  -------    -------    -------    -------     ------
    Total loans charged off.....................      (98)      (142)      (181)      (100)      (248)
                                                  -------    -------    -------    -------     ------

Recoveries
  Commercial....................................       --         --          9         --         63
  Real estate...................................        4         --         17         --         --
  Consumer......................................        8          3          5         --         11
                                                  -------    -------    -------    -------     ------
    Total recoveries............................       12          3         31         --         74
                                                  -------    -------    -------    -------     ------

    Net chargeoffs..............................      (86)      (139)      (150)      (100)      (174)
                                                  -------    -------    -------    -------     ------

Provision for loan losses.......................    1,105        785      1,212        472      1,040
                                                  -------    -------    -------    -------     ------

Allowance for loan losses, end of year..........  $ 4,341    $ 3,322    $ 2,676    $ 1,614     $1,242
                                                  =======    =======    =======    =======     ======

Loans (net of premiums and discounts) (excluding
  loans held for sale)
  Period-end balance............................  429,998    329,528    242,725    144,072     92,064
  Average balance during period.................  383,719    301,108    188,156    124,794     64,705
Allowance as percentage of period-end loan
  balance.......................................     1.01%      1.01%      1.10%      1.12%      1.35%

Percent of average loans:
  Provision for loan losses.....................     0.29%      0.26%      0.64%      0.38%      1.61%
  Net chargeoffs................................     0.02%      0.05%      0.08%      0.08%      0.27%

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

    As a result of management's ongoing review of the loan portfolio, loans may be classified as non-accrual even though the presence of collateral or the borrowers' financial strength may be sufficient to provide for ultimate repayment. Interest is not recognized on any non-accrual loans except residential real estate loans is recognized only when received. The following table summarizes the allocation of allowance by loan type.

                TABLE 8: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                       DECEMBER 31, 2000                   DECEMBER 31, 1999
                               ---------------------------------   ---------------------------------
                                                     PERCENT OF                          PERCENT OF
                                          PERCENT     LOANS TO                PERCENT     LOANS TO
                                AMOUNT    OF TOTAL   TOTAL LOANS    AMOUNT    OF TOTAL   TOTAL LOANS
(DOLLARS IN THOUSANDS)         --------   --------   -----------   --------   --------   -----------
Real estate..................   $2,085      48.0%        74.0%      $1,442      43.4%        68.7%
Commercial...................    1,042      24.0%        16.4%       1,210      36.4%        20.6%
Consumer.....................      183       4.2%         9.6%         124       3.7%        10.7%
Unallocated..................    1,031      23.8%          --          546      16.5%          --
                                ------     -----        -----       ------     -----        -----
  Total......................   $4,341     100.0%       100.0%      $3,322     100.0%       100.0%
                                ======     =====        =====       ======     =====        =====

                                       DECEMBER 31, 1998
                               ---------------------------------
                                                     PERCENT OF
                                          PERCENT     LOANS TO
                                AMOUNT    OF TOTAL   TOTAL LOANS
(DOLLARS IN THOUSANDS)         --------   --------   -----------
Real estate..................   $1,073      40.1%        68.6%
Commercial...................      622      23.3%        23.0%
Consumer.....................       68       2.5%         8.4%
Unallocated..................      913      34.1%          --
                                ------     -----        -----
  Total......................   $2,676     100.0%       100.0%
                                ======     =====        =====

                                       DECEMBER 31, 1997                   DECEMBER 31, 1996
                               ---------------------------------   ---------------------------------
                                                     PERCENT OF                          PERCENT OF
                                          PERCENT     LOANS TO                PERCENT     LOANS TO
                                AMOUNT    OF TOTAL   TOTAL LOANS    AMOUNT    OF TOTAL   TOTAL LOANS
                               --------   --------   -----------   --------   --------   -----------
Real estate..................   $  918      56.9%        79.8%      $  793      63.9%        78.8%
Commercial...................      205      12.7%        16.7%          75       6.1%        18.4%
Consumer.....................       14       0.8%         3.5%           9       0.7%         2.8%
Unallocated..................      477      29.6%          --          365      29.3%          --
                                ------     -----        -----       ------     -----        -----
  Total......................   $1,614     100.0%       100.0%      $1,242     100.0%       100.0%
                                ======     =====        =====       ======     =====        =====

                         TABLE 9: NONPERFORMING ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
Loans on nonaccrual basis...................................   $3,172     $4,229     $1,520
Real estate acquired by foreclosure.........................    3,610      1,360      1,633
                                                               ------     ------     ------
    Total non-performing assets.............................   $6,782     $5,589     $3,153
                                                               ======     ======     ======
Loans past-due 90 days or more and accruing.................   $  701     $2,062     $  126

    Nonperforming assets, expressed as a percentage of total assets, increased to 1.00% at December 31, 2000 from 0.91% at December 31, 1999, reflecting the increase in other real estate owned. The allowance for loan losses represented 64.0% of nonperforming assets as of December 31, 2000 compared to 59.4% as of December 31, 1999. At December 31, 2000, the allowance for loan losses represented 136.9% of nonaccruing loans compared to 78.6% at December 31, 1999. Management believes the allowance for loan losses is adequate.

    At December 31, 2000, other real estate owned included a land development project consisting of 126 residential building lots with a carrying value of approximately $653,000. The land development project is being completed under the direction of the Company. Currently, the remaining 126 lots are under contract for settlement through May 2002. In addition, nine single family lots with a carrying value of $570,000, a commercial property with a carrying value of $132,000 and thirteen single family units with a carrying value of $2,255,000 were also included in other real estate owned.

CAPITAL RESOURCES

    Stockholders' equity totaled $27,849,000 as of December 31, 2000 as compared to $21,863,000 as of December 31, 1999, an increase of 27.4%. The increase of $5,986,000 was the result of the change in accumulated other comprehensive loss of $3,677,000, the net retention of earnings of $577,000, and the issuance of additional capital of $1,732,000. Cash dividends of two cents per share were declared and paid in 2000. The change in accumulated other comprehensive loss reflects the increase in value of the Company's available for sale securities. As market interest rates declined throughout 2000 the long term fixed rate nature of these securities resulted in an increase in market valuation. The additional capital of $1,732,000 resulted from a contribution of capital by members of the Company's Board of Directors and executive management of $1,536,000, as well as shares issued under the Company's employee stock purchase plan of $196,000.

    Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "deemed" credit risks will require more capital support than assets with lower risk. Additionally, capital must be maintained to support certain off-balance sheet instruments.

    The Company and the Bank have agreed with the Federal Reserve Bank of Richmond, the FDIC, and the State Banking Commissioner to submit plans to improve earnings and maintain capital levels commensurate with the growth plans of the Company and the Bank. The Company will comply with the Federal Reserve Policy dated November 14, 1985 concerning the payment of cash dividends and will not incur additional debt at the holding company level without Federal Reserve approval. Management believes that these agreements do not restrict or impede the Bank's ability to conduct normal banking and business transactions. Management is committed to complying with the provisions of the agreement.

    To date, the Company has provided its capital requirements mainly through the funds received for its stock offerings. In the future, the Company may consider raising capital from time to time through an offering of common stock or other securities. As reflected in Table 10 "Capital Ratios", the Company exceeded its capital adequacy requirements as of December 31, 2000 and 1999 and meets the requirements for "well capitalized" status under Federal Banking Regulations. The Company continually monitors its capital adequacy ratios to assure that the Company exceeds regulatory capital requirements.

    Capital is classified as Tier 1 (common stockholders' equity less certain intangible assets plus a portion of the trust preferred securities) and Total Capital (Tier 1 plus the allowed portion of the allowance for loan losses and the portion of trust preferred securities not included in Tier 1 capital). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the previous quarter).

    The Company's capital position is presented in the following Table:

                            TABLE 10: CAPITAL RATIOS

                                                                              MINIMUM           TO BE WELL
                                                 DECEMBER 31,              REQUIREMENTS      CAPITALIZED UNDER
                                        ------------------------------      FOR CAPITAL      PROMPT CORRECTIVE
                                          2000       1999       1998     ADEQUACY PURPOSES   ACTION PROVISION
                                        --------   --------   --------   -----------------   -----------------
Total capital to risk weighted
  assets..............................   12.3%      14.6%      18.9%            8.0%                10.0%
Tier 1 capital to risk weighted
  assets..............................    9.0%      10.5%      13.5%            4.0%                 6.0%
Tier 1 capital leverage ratio.........    6.0%       6.4%       8.1%            4.0%                 5.0%

    The Bank also maintains capital levels which qualify for "Well Capitalized" status under current regulatory guidelines. See note 14 to the consolidated financial statements for more detailed information on the Bank's capital adequacy ratios.

INTEREST RATE SENSITIVITY AND LIQUIDITY

    Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of earning assets and funding sources. The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of interest rate movements, management endeavors to structure the statement of financial condition so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

    The measurement of the Company's interest rate sensitivity, or "gap", is one of the principal techniques used in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

    The Company's management and the board of directors oversee the asset/liability management function with the Board of Directors Asset/Liability Committee and meeting periodically to monitor and manage the statement of financial condition, control interest rate exposure, and evaluate pricing strategies for the Company. The asset mix of the statement of financial condition is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the statement of financial condition focuses on expanding the various funding sources.

    In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest-rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with management's expectations relative to market interest rates. Additionally, management may employ the use of off balance sheet instruments, such as interest rate swaps or caps, to manage its exposure to interest rate movements. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

    The interest rate sensitivity position as of December 31, 2000 is presented in Table 11: "Rate Sensitivity Analysis." Assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage backed securities which are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. The difference between rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2000, the Company's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $32,517,000 or 4.8% of total assets compared to $111,970,000 or 18.2% of total assets at December 31, 1999. The decrease in the interest rate sensitivity gap occurred due to the lower levels of longer term fixed rate investment securities as well as the purchase of an off balance sheet hedge, which is discussed in greater detail below.

    In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis. Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company's net interest income and net income. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change. At December 31, 2000, the Company's estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes. Based on an assumed increase of 200 basis points over a one year period, the Company's net interest income would decrease by 2% if rates were to increase and decrease by 1% if rates were to decline.

    The Bank purchased an interest rate cap during 2000 to hedge a portion of its' borrowing position, and thereby protect a portion of the Bank's exposure to increasing interest rates. The interest rate cap purchased had a notional amount of $50,000,000, a maturity of March 22, 2002 and is based on a cap rate of 6.75%. The notional amount represents the unit of measure to determine payments, and is not an exchange of principal. Any credit risk is equal to the fair value of the cap if the counterparty fails to perform, which is usually a small percentage of the notional amount. Counterparty risk is mitigated by executing transactions with highly rated counterparties using International Derivatives Association Master Agreements. Cap payments are made quarterly, and are based upon 3 month LIBOR (London Inter Bank Offering Rate). To the degree 3 month LIBOR exceeds 6.75% at the quarterly measurement periods, the Bank receives payments based on the difference between 3 month LIBOR and the cap rate of 6.75% with the notional amount representing the unit of measure to determine the payment. The interest rate cap was purchased for $127,500 and is being amortized using the straight-line method. As of December 31, 2000, the unamortized portion of the interest rate cap totaled $106,000, and had a fair value of $4,000 which represents the risk of loss due to failure of the counterparty to perform.

                     TABLE 11: RATE SENSITITIVITY ANALYSIS

                                                           AS OF DECEMBER 31, 2000
                                      ------------------------------------------------------------------
                                                                                  LONGER THAN
                                                                                   10 YEARS
                                      180 DAYS   181 DAYS   ONE-FIVE   FIVE-TEN     OR NON-
                                      OR LESS    ONE YEAR    YEARS      YEARS      SENSITIVE     TOTAL
                                      --------   --------   --------   --------   -----------   --------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Interest-bearing deposits.........  $  6,344   $     --   $     --   $     --     $    --     $  6,344
  Investment securities.............    14,197     11,927     52,379     34,338      43,894      156,735
  Loans held for sale...............    35,821         --         --         --          --       35,821
  Loans.............................   199,501     49,006    153,577     23,522       4,392      429,998
                                      --------   --------   --------   --------     -------     --------
    Total interest-earnings
      assets........................  $255,863   $ 60,933   $205,956   $ 57,860     $48,286     $628,898
                                      ========   ========   ========   ========     =======     ========

Interest-bearing liabiltities:
  Savings...........................  $  1,273   $  1,291   $ 10,990   $ 15,549     $    --     $ 29,103
  NOW accounts......................     1,615      1,625     13,373     17,684          --       34,297
  Money market accounts.............   154,112      1,474     12,489         --          --      168,075
  Certificates......................    64,572     40,786     70,309         --          --      175,667
  Borrowings........................    82,048        517      5,000     60,000      21,450      169,015
                                      --------   --------   --------   --------     -------     --------
    Total interest-bearing
      liabilities...................  $303,620   $ 45,693   $112,161   $ 93,233     $21,450     $576,157
                                      --------   --------   --------   --------     -------     ========
Interest rate sensitive gap.........  $(47,757)  $ 15,240   $ 93,795   $(35,373)    $26,836     $ 52,741
                                      ========   ========   ========   ========     =======     ========
Cumulative interest rate gap........  $(47,757)  $(32,517)  $ 61,278   $ 25,905     $52,741
                                      ========   ========   ========   ========     =======
Ratio of rate sensitive assets to
  rate sensitive liabilities........       84%       133%       184%        62%        225%
                                      ========   ========   ========   ========     =======

    Liquidity describes the ability of the Company and the Bank to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. Liquidity is derived from increased customer deposits, the maturity distribution of the investment portfolio, loan repayment and income from earning assets. The Company's loan to deposit ratio was 90.2% and 89.4% for December 31, 2000 and 1999 respectively. Funds received from new and existing depositors, provided a large source of liquidity for the years ended
December 31, 2000 and 1999. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Bank also seeks to augment such deposits with longer term and higher yielding certificates of deposit. CD's of $100,000 or more are summarized by maturity in Table 12: "Maturity of Time Deposits $100,000 or More". To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding requirements can be obtained through advances from the Federal Home Loan Bank ("FHLB"). The Bank maintains lines of credit with the FHLB of $175,000,000, with a remaining availability of $104,225,000. The Bank maintains other lines of credit with a remaining availability of $220,000,000.

    The Bank's investment securities portfolio includes $126,985,000 of mortgage-backed securities which provide significant cash flow each month. The entire investment portfolio is classified as available for sale, is highly marketable, and available to meet liquidity needs. The Bank's residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity. Approximately $18,800,000 of residential real estate loans were sold into the secondary market in 2000. Additionally, the Bank's residential construction loan portfolio provides a source of liquidity as construction periods generally range from 6-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market. Management is not aware of any known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

DEPOSITS

    The Bank uses deposits as the primary source of funding of its loans. The following table describes the maturity of time deposits of $100,000 or more at the dates indicated.

              TABLE 12: MATURITY OF TIME DEPOSITS $100,000 OR MORE

                                                            DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
(DOLLARS IN THOUSANDS)                             --------   --------   --------
Under 3 months...................................  $ 7,905    $ 4,600    $ 2,988
3 to 6 months....................................    6,031      6,261      4,508
6 to 12 months...................................   10,371      5,870      2,840
Over 12 months...................................   16,038     18,327      7,790
                                                   -------    -------    -------
  Total..........................................  $40,345    $35,058    $18,126
                                                   =======    =======    =======

    The Bank offers individuals and businesses a wide variety of accounts. These balances include checking, savings, money market and CD's and are obtained primarily from communities which the Bank serves. The Bank holds no brokered deposits. The following table details the average amount, the average rate paid and the percentage of each category to total deposits for the years ended December 31, 2000, 1999 and 1998.

                 TABLE 13: AVERAGE DEPOSIT COMPOSITION AND COST

                                                               YEAR ENDED DECEMBER 31, 2000
                                                              ------------------------------
                                                              AVERAGE    AVERAGE    PERCENT
                                                              BALANCE      RATE     OF TOTAL
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
NOW & money market savings deposits.........................  $178,115    4.72%       41.9%
Regular savings deposits....................................    27,376    2.78%        6.5%
Time deposits...............................................   161,904    5.57%       38.1%
                                                              --------               ------
  Total interest-bearing deposits...........................   367,395    4.95%       86.5%
                                                              --------               ------
Noninterest-bearing demand deposits.........................    57,377       --       13.5%
                                                              --------               ------
  Total deposits............................................  $424,772    4.28%      100.0%
                                                              ========               ======

                                                               YEAR ENDED DECEMBER 31, 1999
                                                              ------------------------------
                                                              AVERAGE    AVERAGE    PERCENT
                                                              BALANCE      RATE     OF TOTAL
                                                              --------   --------   --------
NOW & money market savings deposits.........................  $129,885    3.72%       40.7%
Regular savings deposits....................................    19,140    2.76%        6.0%
Time deposits...............................................   123,228    5.23%       38.7%
                                                              --------               ------
  Total interest-bearing deposits...........................   272,253    4.33%       85.4%
                                                              --------               ------
Noninterest-bearing demand deposits.........................    46,473       --       14.6%
                                                              --------               ------
  Total deposits............................................  $318,726    3.70%      100.0%
                                                              ========               ======

                                                               YEAR ENDED DECEMBER 31, 1998
                                                              ------------------------------
                                                              AVERAGE    AVERAGE    PERCENT
                                                              BALANCE      RATE     OF TOTAL
                                                              --------   --------   --------
NOW & money market savings deposits.........................  $ 96,297    4.15%       43.1%
Regular savings deposits....................................    10,427    2.69%        4.7%
Time deposits...............................................    85,895    5.60%       38.5%
                                                              --------               ------
  Total interest-bearing deposits...........................   192,619    4.71%       86.3%
                                                              --------               ------
Noninterest-bearing demand deposits.........................  $ 30,661       --       13.7%
                                                              --------               ------
  Total deposits............................................  $223,280    4.07%      100.0%
                                                              ========               ======

    Total deposits as of December 31, 2000 were $476,882,000 compared to $368,751,000 as of December 31, 1999, an increase of $108,131,000. While the main source of the increase was money market and time deposits, other types of deposits increased as well, including savings accounts, interest bearing demand deposits, and non-interest bearing demand deposits. These increases reflect management's growth strategy, which includes significant marketing and promotion and the development of a branching network.

INVESTMENT SECURITIES

    The following table presents the composition of the Company's securities portfolio as of December 31, 2000, 1999 and 1998:

                        TABLE 14: INVESTMENT SECURITIES

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
(IN THOUSANDS)                                                --------   --------   --------
Investment securities -- available for sale:
  Mortgage-backed securities................................  $126,985   $163,734   $163,099
  Trust preferred securities................................    20,140     20,536     20,725
  Agency bonds..............................................     5,008      4,836         --
  Other bonds...............................................       600        350        100
  U.S. Treasury securities..................................     1,008         --         --
  Equity securities.........................................     2,994      2,439      3,773
                                                              --------   --------   --------
    Total investment securities -- available-for-sale.......   156,735    191,895    187,697
                                                              ========   ========   ========

Investment securities -- held to maturity:
  U.S. Treasury securities..................................        --         --      5,502
  Certificates of deposit...................................        --         --         --
                                                              --------   --------   --------
    Total investment securities -- held to maturity.........        --         --      5,502
                                                              --------   --------   --------
    Total investment securities.............................  $156,735   $191,895   $193,199
                                                              ========   ========   ========

SHORT-TERM BORROWINGS

    Short-term borrowings consist of short-term promissory notes issued to certain qualified investors, short-term repurchase agreements and borrowings from The Federal Home Loan Bank of Atlanta ("FHLB"). The short-term promissory notes were in the form of commercial paper, which repriced daily and had maturities of 270 days or less. Short-term repurchase agreements were priced at origination and are payable in one year or less. Short-term borrowings from FHLB outstanding during 2000 and 1999 had maturities of one year or less and can be prepaid without penalty.

                        TABLE 15: SHORT-TERM BORROWINGS

                                                            DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
(DOLLARS IN THOUSANDS)                             --------   --------   --------
Amount outstanding at year-end:
  FHLB Short-term advances.......................  $ 5,775    $ 7,300    $19,700
  Short-term promissory notes....................   27,874     22,439     22,014
  Short-term repurchase agreements and other
    short-term borrowing.........................   38,916     12,840     14,450
Weighted average interest rates at year-end:
  FHLB Short-term advances.......................     6.87%      4.55%      4.95%
  Short-term promissory notes....................     4.41%      4.01%      3.72%
  Short-term repurchase agreements and other
    short-term borrowing.........................     6.63%      5.58%      5.62%
Maximum outstanding at any month-end:
  FHLB Short-term advances.......................  $64,000    $32,300    $19,700
  Short-term promissory notes....................   29,516     29,705     32,030
  Short-term repurchase agreements and other
    short-term borrowing.........................   44,767     22,958     14,450
Average outstanding:
  FHLB Short-term advances.......................  $32,175    $ 7,844    $ 4,615
  Short-term promissory notes....................   22,257     18,474     11,149
  Short-term repurchase agreements and other
    short-term borrowing.........................   28,116     15,828      5,693
Weighted average interest rate during the year:
  FHLB Short-term advances.......................     6.50%      5.61%      5.61%
  Short-term promissory notes....................     4.31%      3.79%      3.96%
  Short-term repurchase agreements and other
    short-term borrowing.........................     5.95%      5.60%      5.97%

    IMPACT OF INFLATION AND CHANGING PRICES--The consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

FINANCIAL REVIEW 1999/1998

    For the year ended December 31 1999, the Company recorded net income of $877,000 or $0.28 per basic share, compared to net income of $1,123,000 income or $0.36 per basic share in 1998. The per share amounts have been adjusted for the ten percent stock dividend paid in May 1998. The results for 1998 include income tax benefits of $963,000. On a pre-tax basis, net income equaled $1,387,000 for 1999 compared to $160,000 for 1998.

    Net interest income for 1999 increased $5,629,000 or 46.8% from 1998 and average earning assets grew $196,230,000 or 60.1% over the prior year. The net interest margin decreased 30 basis points from 3.68% to 3.38% primarily caused by the decline in average loans as a percentage of average earning assets from 61.2% in 1998 to 60.7% in 1999.

    The provision for loan losses decreased from $1,212,000 in 1998 to $785,000 in 1999. The allowance for loan losses at December 31, 1999 represented 1.01% of outstanding loans as compared with 1.10% as of December 31, 1998. Net chargeoffs were $139,000 in 1999 compared to $150,000 in 1998.

    Total noninterest income increased 29.8% to $7,264,000. The major reason for the increase was an increase in service fees on deposits and ATM fees of 50.6% as a result of increases in demand deposit account volume of 51.2% and some pricing increases. Other operating income increased 48.1% due primarily to increased mortgage banking fees, higher loan fees, and miscellaneous cash management fees. Gain on sale of loans increased 32.1% as a result of the expansion of mortgage banking activities and increased origination and sales.

    The Company's noninterest expenses increased 40.0% to $22,743,000 in 1999. Salaries and benefits increased 50.1% to $11,458,000 as a result of additional staffing in the retail branches and mortgage banking offices due to the Bank's expansion programs. Also, additional employees were added to support the loan and deposit growth. Occupancy cost grew by 58.4% or $1,083,000. This increase was due to the additional branches as well as additional space requirements at the headquarters building, due to staff expansion. Advertising expense grew by $345,000 or 50.5% because of management's decision to increase public awareness through television radio and print media. The increase in other expenses is primarily due to additional branch locations, expansion of the mortgage company and higher volume of loans, deposits and transactions.

    The Company recorded an income tax expense of $510,000 in 1999 while a tax benefit of $963,000 was recorded in 1998.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Interest Rate Sensitivity and Liquidity" in Item 7 beginning on page 30 of this Form 10-K and incorporated by reference into this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

    We have audited the accompanying consolidated statement of financial condition of First Mariner Bancorp and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the accompanying consolidated statement of financial condition as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

STEGMAN & COMPANY

Baltimore, Maryland
March 16, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Mariner Bancorp:

    We have audited the accompanying consolidated statement of financial condition of First Mariner Bancorp and subsidiaries (the Company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mariner Bancorp and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Baltimore, Maryland
January 28, 2000

                     FIRST MARINER BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $ 19,095         $ 19,490
Interest-bearing deposits...................................     6,344           24,346
Available-for-sale securities, at fair value................   156,735          191,895
Loans held for sale.........................................    35,821           26,299
Loans receivable............................................   429,998          329,528
Allowance for loan losses...................................    (4,341)          (3,322)
                                                              --------         --------
Loans, net..................................................   425,657          326,206
Other real estate owned.....................................     3,610            1,360
Federal Home Loan Bank of Atlanta stock, at cost............     4,539            4,365
Property and equipment, net.................................    14,263           10,300
Accrued interest receivable.................................     4,413            3,312
Deferred income taxes.......................................     3,368            5,781
Prepaid expenses and other assets...........................     3,604            2,718
                                                              --------         --------
      Total assets..........................................  $677,449         $616,072
                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $476,882         $368,751
  Borrowings................................................    99,166          109,739
  Repurchase agreements.....................................    48,399           77,185
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely debentures
    of the Company..........................................    21,450           21,450
  Proceeds on loan sales received in advance................        --           14,458
  Accrued expenses and other liabilities....................     3,703            2,626
                                                              --------         --------
      Total liabilities.....................................   649,600          594,209
                                                              --------         --------

Stockholders' equity:
  Common stock, $.05 par value; 20,000,000 shares
    authorized; 3,610,808 and 3,166,813 shares issued and
    outstanding, respectively...............................       181              158
Additional paid-in capital..................................    36,103           34,394
Accumulated deficit.........................................    (5,253)          (5,830)
Accumulated other comprehensive loss........................    (3,182)          (6,859)
                                                              --------         --------
      Total stockholders' equity............................    27,849           21,863
                                                              --------         --------
Total liabilities and stockholders' equity..................  $677,449         $616,072
                                                              ========         ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     FIRST MARINER BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Interest income:
  Loans.....................................................  $36,881    $26,719    $18,165
  Investment securities.....................................   14,497     13,754      8,156
                                                              -------    -------    -------
Total interest income.......................................   51,378     40,473     26,321
                                                              -------    -------    -------
Interest expense:
  Deposits..................................................   18,188     11,797      9,081
  Borrowed funds and other..................................   12,352     11,025      5,218
                                                              -------    -------    -------
Total interest expense......................................   30,540     22,822     14,299
                                                              -------    -------    -------
Net interest income.........................................   20,838     17,651     12,022
Provision for loan losses...................................    1,105        785      1,212
                                                              -------    -------    -------
Net interest income after provision for loan losses.........   19,733     16,866     10,810
                                                              -------    -------    -------
Noninterest income:
  Gain on sale of loans.....................................    1,576      1,907      1,444
  Service fees on deposits..................................    3,504      2,603      1,808
  ATM Fees..................................................    1,457      1,093        646
  Gain on securities, net...................................      359        241        738
  Other mortgage banking fees...............................    1,586        827        519
  Other.....................................................      623        593        440
                                                              -------    -------    -------
Total noninterest income....................................    9,105      7,264      5,595
                                                              -------    -------    -------
Noninterest expenses:
  Salaries and employee benefits............................   13,367     11,458      7,632
  Net occupancy.............................................    3,903      2,939      1,856
  Furniture, fixtures and equipment.........................    1,662      1,271        790
  Professional services.....................................      601        328        605
  Advertising...............................................    1,061      1,028        683
  Data processing...........................................    1,645      1,332        884
  Other.....................................................    5,559      4,387      3,795
                                                              -------    -------    -------
Total noninterest expenses..................................   27,798     22,743     16,245
                                                              -------    -------    -------
Income before income taxes..................................    1,040      1,387        160
Income tax expense (benefit)................................      400        510       (963)
                                                              -------    -------    -------
Net income..................................................  $   640    $   877    $ 1,123
                                                              =======    =======    =======
Net income per common share:
  Basic.....................................................  $  0.20    $  0.28    $  0.36
                                                              =======    =======    =======
  Diluted...................................................     0.20       0.26       0.32
                                                              =======    =======    =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     FIRST MARINER BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                         NUMBER OF                                          ACCUMULATED
                                         SHARES OF              ADDITIONAL                     OTHER           TOTAL
                                          COMMON      COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK      STOCK      CAPITAL       DEFICIT     (LOSS) INCOME      EQUITY
(DOLLARS IN THOUSANDS)                   ---------   --------   ----------   -----------   -------------   -------------
Balance at January 1, 1998.............  3,136,719     $157      $34,120       $(7,640)       $   329         $26,966
Exercise of common stock options and
  warrants.............................    30,094         1          274            --             --             275
Net income.............................        --        --           --         1,123             --           1,123
Other comprehensive income.............        --        --           --            --            124             124
                                         ---------     ----      -------       -------        -------         -------
Balance at December 31, 1998...........  3,166,813      158       34,394        (6,517)           453          28,488
Net income.............................        --        --           --           877             --             877
Other comprehensive (loss).............        --        --           --            --         (7,312)         (7,312)
Cash dividends.........................        --        --           --          (190)            --            (190)
                                         ---------     ----      -------       -------        -------         -------
Balance at December 31, 1999...........  3,166,813      158       34,394        (5,830)        (6,859)         21,863
Common stock issued, net of costs of
  issuance.............................   443,995        23        1,709            --             --           1,732
Net income.............................        --        --           --           640             --             640
Other comprehensive income.............        --        --           --            --          3,677           3,677
Cash dividends.........................        --        --           --           (63)            --             (63)
                                         ---------     ----      -------       -------        -------         -------
Balance at December 31, 2000...........  3,610,808     $181      $36,103       $(5,253)       $(3,182)        $27,849
                                         =========     ====      =======       =======        =======         =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     FIRST MARINER BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................  $    640    $    877    $  1,123
Adjustments to reconcile net income to net cash used by
  operating activities:
  Depreciation and amortization.............................     2,056       1,555       1,237
  Capitalized interest......................................       (66)         --          --
  Amortization of unearned loan fees and costs, net.........      (422)       (490)       (636)
  Amortization of premiums and discounts on deposits........        --          --         (11)
  Amortization of premiums and discounts on loans...........        27          40          53
  Amortization of premiums and discounts on mortgage-backed
    securities, net.........................................       221         269        (105)
  Gain on sale of available for sale securities.............      (359)       (241)       (738)
  Loss on other real estate owned...........................        --          21         157
  Deferred income taxes.....................................       137           9      (1,075)
  Increase in accrued interest receivable...................    (1,101)       (657)     (1,221)
  Provision for loan losses.................................     1,105         785       1,212
  Net increase in mortgage loans held-for-sale..............    (9,522)     (4,978)     (4,426)
  Net (decrease) increase loan sales received in advance....   (14,458)     14,458          --
  Net increase (decrease) in accrued expenses and other
    liabilities.............................................     1,077      (1,448)      1,349
  Net increase in prepaids and other assets.................    (1,160)       (481)     (1,930)
                                                              --------    --------    --------
Net cash (used in) provided by operating activities.........   (21,825)      9,719      (5,011)
                                                              --------    --------    --------
Cash flows from investing activities:
  Loan disbursements, net of principal repayments...........  (102,816)    (86,592)    (98,656)
  Purchases of property and equipment.......................    (5,953)     (4,325)     (3,781)
  Purchases of Federal Home Loan Bank of Atlanta stock......      (174)     (1,130)     (1,836)
  Purchases of available for sale securities................   (18,942)    (56,937)   (192,940)
  Sales of available for sale securities....................    42,549      12,727      16,374
  Principal repayments of available for sale securities.....    17,918      28,071      16,265
  Maturities of available for sale securities...............        --          --       6,500
  Maturities of investment securities.......................        --       5,502       3,099
  Construction disbursements-other real estate owned........      (237)       (471)       (705)
  Sales of other real estate owned..........................       642         823       1,296
                                                              --------    --------    --------
Net cash used in investing activities.......................   (67,013)   (102,332)   (254,384)
                                                              --------    --------    --------
Cash flows from financing activities:
  Net increase in deposits..................................   108,131     106,440      65,359
  Net (decrease) increase in other borrowings...............   (22,834)    (16,840)    101,133
  Proceeds from advances from Federal Home Loan Bank of
    Atlanta.................................................   275,275     142,500      66,700
  Repayment of advances from Federal Home Loan Bank of
    Atlanta.................................................  (291,800)   (119,900)    (17,000)
  Proceeds from trust preferred securities offering.........        --          --      21,450
  Proceeds of stock options and warrants exercised..........        --          --         275
  Proceeds from stock issuance, net.........................     1,732          --          --
  Cash dividends............................................       (63)       (190)         --
                                                              --------    --------    --------
Net cash provided by financing activities...................    70,441     112,010     237,917
                                                              --------    --------    --------
(Decrease) increase in cash and cash equivalents............   (18,397)     19,397     (21,478)
Cash and cash equivalents at beginning of period............    43,836      24,439      45,917
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 25,439    $ 43,836    $ 24,439
                                                              ========    ========    ========
Supplemental information:
  Interest paid on deposits and borrowed funds..............  $ 30,280    $ 22,556    $ 13,826
  Real estate acquired in satisfaction of loans.............     2,665         100         436
  Income taxes paid.........................................       483         495           8

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     FIRST MARINER BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) ORGANIZATION AND BASIS OF PRESENTATION

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2000.

    Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with these determinations, management evaluates historical trends and ratios and where appropriate obtains independent appraisals for significant properties and prepares fair value analyses as appropriate.

    Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    (b) LOAN FEES

    Origination and commitment fees and direct origination costs on loans held for investment are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Fees to extend loans three months or less are recognized in income upon receipt. Unamortized loan fees are recognized in income when the related loans are sold or prepaid.

    (c) SALES OF MORTGAGE LOANS

    Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific identification method.

    (d) INVESTMENT SECURITIES

    Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income.

    The Company designates securities into one of the three categories at the time of purchase. If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Gains or losses on the sales of investment securities is calculated using a specific identification basis and is determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

    (e) OTHER REAL ESTATE OWNED

    Other real estate owned is recorded at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter. Subsequent write-downs are included in noninterest expense, along with operating income net of related expenses of such properties and gains or losses realized upon disposition.

    (f) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization is eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income.

    (g) NONACCRUAL AND IMPAIRED LOANS

    Loans are placed in nonaccrual status when they are past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier, when in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

    The Company identifies impaired loans and measures impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment loss is recognized through a valuation allowance and corresponding charge to provision for loan losses. The Company does not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans. These loans are collectively evaluated for impairment.

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

    (h) STOCKHOLDERS' EQUITY

    On May 12, 1998, the Board of Directors declared a 10% stock dividend, which was paid on May 26, 1998. An amount equal to the fair value of the common stock dividend was issued plus cash in lieu of fractional shares was transferred from accumulated deficit to common stock and additional paid-in capital. The Stockholders' equity section of the Consolidated Statements of Financial Condition have been adjusted accordingly. Except for the number of shares authorized, all references to per share information and number of shares in the consolidated financial statements have been adjusted to reflect the stock dividend on a retroactive basis.

    (i) COMPREHENSIVE INCOME

    Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale and is presented in note 17. Accumulated other comprehensive loss is displayed as a separate component of stockholders' equity.

    (j) INCOME TAXES

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

    (k) STATEMENTS OF CASH FLOWS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    (l) NET INCOME PER SHARE

    Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basis EPS computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the "treasury stock" method.

    (m) STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Information concerning the pro forma effects of using an optional fair value-based method to account for stock-based employee compensation plans is provided in note 10.

    (n) ADVERTISING COSTS

    Advertising costs are charged to operations as incurred and are reported as a separate line item in the statement of operations.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

    The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The statement requires derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period: however, any changes in fair value or cash flow that represented ineffective portions of the hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

    SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standard for accounting for securization and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

    Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Bank for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

    The impact of adopting the provisions of these statement will not have a material effect on the Company's financial position, results of operations or cash flows.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At December 31, 2000 the required reserve balances was $275,000.

(4) AVAILABLE-FOR-SALE SECURITIES

    The composition of available-for-sale securities and maturities, where applicable, are as follows (in thousands) at December 31:

                                                                           2000
                                                      -----------------------------------------------
                                                                                            ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
Mortgage-backed securities..........................  $128,762         15         1,792      126,985
Trust preferred securities-due after 10 years.......    23,275         42         3,177       20,140
Equity securities...................................     3,048        240           294        2,994
U.S. Treasury Securities-due one year...............       999          9            --        1,008
Other bonds -- due after five years through ten
  years.............................................     5,598         11             1        5,608
                                                      --------        ---         -----      -------
                                                      $161,682        317         5,264      156,735
                                                      ========        ===         =====      =======

                                                                           1999
                                                      -----------------------------------------------
                                                                                            ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
Mortgage-backed securities..........................  $171,189           --       7,455      163,734
Trust preferred securities-due after 10 years.......    23,332           56       2,852       20,536
Equity securities...................................     3,213            7         781        2,439
Other bonds -- due after one year through five
  years.............................................     5,337           --         151        5,186
                                                      --------     --------      ------      -------
                                                      $203,071           63      11,239      191,895
                                                      ========     ========      ======      =======

    Expected maturities may differ from contractual maturities as issuers have the right to call or prepay certain obligations without penalty.

    During 2000, 1999 and 1998, the Company recognized gains on sale of securities of $359,000, $267,000 and $1,090,000 respectively. During 1999, losses on the sale of securities were recognized of $26,000. No losses on the sale of securities were recognized in 2000 and 1998. During 1998, the Company recorded write downs of $352,000 on certain equity securities based on determination of other than temporary declines in market values of those securities.

    At December 31, 2000, available for sale securities with an aggregate carrying value (fair value) of $88,925,000 were pledged as collateral for borrowings under repurchase agreements.

(5) LOANS RECEIVABLE

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

    Loans receivable are summarized as follows (in thousands) at December 31:

                                                                2000       1999
                                                              --------   --------
Loans secured by first mortgages on real estate:
  Residential...............................................  $ 99,038    85,874
  Commercial................................................   102,080    89,470
  Consumer residential construction.........................    82,453    34,376
  Construction, net of undisbursed principle................    35,198    17,323
                                                              --------   -------
                                                               318,769   227,043
Commercial..................................................    70,828    67,917
Loans secured by second mortgages on real estate............    22,412    17,930
Consumer loans..............................................    17,824    16,232
Loans secured by deposits and other.........................     1,131       939
                                                              --------   -------
    Total loans.............................................   430,964   330,061
                                                              --------   -------
Unamortized loan premiums...................................        20        47
Unearned loan fees, net.....................................      (986)     (580)
                                                              --------   -------
                                                              $429,998   329,528
                                                              ========   =======

    The Company retains servicing on certain loans it sold into the secondary market. At December 31, 2000, the servicing portfolio totaled $10,063,000. The capitalized amount in connection with acquiring the right to service mortgage loans during 2000 totaled $298,000, which also equaled the unamortized portion of servicing rights as of December 31, 2000. Prior to 2000, the Company had not sold loans into the secondary market and retained servicing. The rights to service mortgage loans are amortized in proportion to, and over the estimated period of, the related net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

    Nonaccrual loans totaled approximately $3,172,000, $4,229,000 and $1,520,000 at December 31, 2000, 1999, and 1998, respectively. The interest income which would have been recorded in 2000, 1999 and 1998 under the original terms of loans in nonaccrual status was approximately $302,000, $271,000 and $111,000, respectively. The actual interest income recorded on these loans in 2000, 1999 and 1998 was approximately $32,000, $30,000 and $67,000 respectively.

    Impaired loans totaled $2,818,000 and $3,638,000 at December 31, 2000 and 1999, respectively, and were all collateral dependent loans. Collateral dependent loans are measured based on fair value of the collateral. There were no impaired loans at December 31, 2000 and 1999 with an allocated valuation allowance.

    The average recorded investment in impaired loans was approximately $3,426,000, $1,279,000 and $1,779,000 at December 31, 2000, 1999 and 1998,
respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

    Changes in the allowance for losses on loans are summarized as follows (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Balance at beginning of year................................   $3,322     2,676      1,614
Provisions for loan losses..................................    1,105       785      1,212
Charge-offs, net of recoveries..............................      (86)     (139)      (150)
                                                               ------     -----      -----
    Balance at end of year..................................   $4,341     3,322      2,676
                                                               ======     =====      =====

    Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2000 and 1999, the Company had commitments to originate first mortgage loans on real estate of approximately $53,117,000 and $28,327,000, respectively, all of which were committed for sale in the secondary market.

    At December 31, 2000 and 1999, the Company also had commitments to loan funds under unused home equity lines of credit aggregating approximately $14,903,000 and $10,825,000, respectively, and unused commercial lines of credit aggregating approximately $92,933,000 and $79,786,000, respectively. Such commitments carry a floating rate of interest.

    Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and savings deposits. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Substantially all of the Company's outstanding commitments at December 31, 2000 and 1999, are for loans which would be secured by real estate with appraised values in excess of the commitment amounts. The Company's exposure to credit loss under these contracts in the event of non-performance by the other parties, assuming that the collateral proves to be of no value, is represented by the commitment amounts.

    During the ordinary course of business, the Company makes loans to its directors and their affiliates and several policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. Loans outstanding, both direct and indirect, to directors, their affiliates, and policy making officers totaled $5,012,000, and $7,042,000 at December 31, 2000, and 1999,
respectively. During 2000, $705,000 of new loans and advances were made and repayments totaled $2,735,000; in 1999, $6,121,000 of new loans and advances on existing loans were made and repayments totaled $4,645,000.

(6) PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands) at December 31:

                                                                                     ESTIMATED
                                                                2000       1999     USEFUL LIVES
                                                              --------   --------   ------------
Land........................................................  $ 1,177      1,177             --
Buildings and improvements..................................    4,318      2,719    10-39 years
Leasehold improvements......................................    4,091      3,380    10-33 years
Furniture, fixtures and equipment...........................    8,964      6,829      3-7 years
                                                              -------     ------
    Total at cost...........................................   18,550     14,105
Less accumulated depreciation and amortization..............    4,287      3,805
                                                              -------     ------
                                                              $14,263     10,300
                                                              =======     ======

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2,191,000, $1,705,000 and $1,183,000, respectively.

    The Company and the Bank occupy space leased from a company, of which the Chairman and CEO of the Company, is the owner. In 2000, this company was paid $817,000 for office, branch and storage space. The original term of the lease is 15 years. Management believes that such terms are at least as favorable as those that could be obtained from a third party lessor.

    Minimum lease payments due for each of the next five years are as follows (in thousands):

2001........................................................  $ 1,941
2002........................................................    1,751
2003........................................................    1,624
2004........................................................    1,517
2005........................................................    1,341
Thereafter..................................................    8,456
                                                              -------
                                                              $16,630
                                                              =======

(7) DEPOSITS

    Deposits are summarized as follows (dollars in thousands) at December 31:

                                                                2000                   1999
                                                        --------------------   --------------------
                                                                   WEIGHTED               WEIGHTED
                                                                    AVERAGE                AVERAGE
                                                                   EFFECTIVE              EFFECTIVE
                                                         AMOUNT      RATE       AMOUNT      RATE
                                                        --------   ---------   --------   ---------
Noncertificate:
  Passbook and regular savings........................  $ 29,103     2.78%     $ 23,985     2.76%
  Interest bearing demand deposits....................    34,297     1.45%       26,800     1.34%
  Money market accounts...............................   168,075     5.35%      110,287     4.23%
  Non-interest bearing demand.........................    69,740       --        49,735       --
                                                        --------               --------
Total noncertificate deposits.........................   301,215                210,807

Certificates:
  Original maturities:
    Under 12 months...................................     8,267     5.64%       11,736     4.72%
    12 to 60 months...................................   152,773     5.82%      135,328     5.27%
    IRA and KEOGH.....................................    14,627     6.03%       10,880     5.31%
                                                        --------               --------
Total certificates of deposit.........................   175,667                157,944
                                                        --------               --------
Total deposits........................................  $476,882               $368,751
                                                        ========               ========

                                                                  % OF TOTAL              % OF TOTAL
                                                                  ----------              ----------
Scheduled certificate maturities:
  Under 6 months.....................................  $ 64,568      36.76%    $ 31,497      19.94%
  6 months to 12 months..............................    40,563      23.09%      20,880      13.22%
  12 months to 24 months.............................    57,113      32.51%      91,905      58.19%
  24 months to 36 months.............................    11,194       6.37%      11,550       7.31%
  36 months to 48 months.............................       827       0.47%       1,280       0.81%
  Over 48 months.....................................     1,402       0.80%         832       0.53%
                                                       --------     ------     --------     ------
                                                       $175,667     100.00%    $157,944     100.00%
                                                       ========     ======     ========     ======

    Certificates of deposit of $100,000 or more totaled approximately $40,345,000 and $35,058,000 at December 31, 2000 and 1999, respectively.

(8) BORROWINGS AND REPURCHASE AGREEMENTS

    Borrowings and repurchase agreements consist of Federal Home Loan Bank of Atlanta (FHLB) advances, short-term promissory notes and repurchase agreements with callable options. The FHLB advances are available under a specific collateral pledge and security agreement, which allows the Company to borrow up to $175,000,000 and requires the Company to maintain collateral for all of its borrowings in the form of specific first mortgage loans with outstanding principal equal to 133% of the advances or securities equal to 103% of advances.

    Certain information regarding borrowings and repurchase agreements are as follows (dollars in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Amount outstanding at year-end:
  FHLB short-term advances..................................  $ 5,775      7,300
  Short-term promissory notes...............................   27,874     22,439
  Short-term repurchase agreements and other short-term
    borrowings..............................................   38,916     12,840
  FHLB long-term advances...................................   65,000     80,000
  Long-term repurchase agreements...........................   10,000     65,000
Weighted average interest rate at year-end:
  FHLB short-term advances..................................    6.87%      4.55%
  Short-term promissory notes...............................    4.41%      4.01%
  Short-term repurchase agreements and other short-term
    borrowings..............................................    6.63%      5.58%
  FHLB long-term advances...................................    5.89%      5.02%
  Long-term repurchase agreements...........................    6.16%      5.35%
Maximum outstanding at any month-end:
  FHLB short-term advances..................................  $64,000     32,300
  Short-term promissory notes...............................   29,516     29,705
  Short-term repurchase agreements and other short-term
    borrowings..............................................   44,767     22,958
  FHLB long-term advances...................................   75,000     80,000
  Long-term repurchase agreements...........................   85,000     87,797
Average outstanding:
  FHLB short-term advances..................................  $32,175      7,844
  Short-term promissory notes...............................   22,257     18,474
  Short-term repurchase agreements and other short-term
    borrowings..............................................   28,116     15,828
  FHLB long-term advances...................................   62,083     64,317
  Long-term repurchase agreements...........................   33,750     78,857
Weighted average interest rate during the year:
  FHLB short-term advances..................................    6.50%      5.61%
  Short-term promissory notes...............................    4.31%      3.79%
  Short-term repurchase agreements and other short-term
    borrowings..............................................    5.95%      5.60%
  FHLB long-term advances...................................    5.70%      4.94%
  Long-term repurchase agreements...........................    6.01%      5.26%

    Repayments on Long-term FHLB advances and Long-term repurchase agreements are as follows: 2001-$0; 2002-$0; 2003-$0; 2004-$5,000,000; 2005-$10,000,000;
thereafter-$60,000,000. Long term borrowings totaling $50,000,000 are subject to call provisions beginning in 2001, while the remaining $25,000,000 is subject to call provisions in 2002.

    The Company has pledged securities with a carrying value (fair value) of $88,925,000 and loans with a carrying value of $72,500,000 as collateral for other borrowings.

(9) REDEEMABLE TRUST PREFERRED SECURITIES

    Company-obligated manditorily redeemable preferred securities of a subsidiary trust holding solely debentures of the Company (trust preferred securities) consist of 2,145,000 securities with a liquidation amount of $10 per security, which were issued in June 1998 by a statutory business trust; Mariner Capital Trust (the "Trust"). The Trust is a wholly owned subsidiary of the Company because the Company owns all of the securities of the Trust that possesses general voting powers. The Trust used the proceeds of the trust preferred securities to purchase at par $22,113,000 of 8.3% junior subordinated debentures of the Company due June 30, 2028. The junior subordinated debentures are the sole assets of the Trust.

    Payments to be made by the Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payments to be made by the Company on the debentures. Considered together, the obligations of the Company constitute a full and unconditional guarantee of the Trust's obligations under the trust preferred securities.

    Distributions on the trust preferred securities are payable from interest payments received on the debentures and are due quarterly at a rate of 8.3% of the liquidation amount, subject to deferral for up to five years under certain conditions, Distributions are included in interest expense. Redemptions of the trust preferred securities are payable at the liquidation amount from redemption payments received on the debentures. The Company may redeem the debentures at par at any time after June 30, 2003.

(10) EMPLOYEE BENEFIT PLANS

    (a) PROFIT SHARING PLAN

    The Company established a defined contribution plan in 1997, covering employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Company totaled $145,000, $115,000 and $76,000 in 2000, 1999, and 1998 respectively.

    (b) STOCK OPTIONS

    The Company has stock option award arrangements, which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options issued prior to 1999 are exercisable immediately after the date of grant. Beginning in 1999, options granted have a three-year vesting schedule with the first year vested upon issuance. All options expire ten years after the date of grant.

    Information with respect to stock options is as follows for the years ended December 31,

                                                             2000                  1999                  1998
                                                      -------------------   -------------------   -------------------
                                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                       NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                                                         OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                                                       SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                      --------   --------   --------   --------   --------   --------
Outstanding at beginning of year....................   452,190    $10.57    190,930     $ 9.09    192,830     $9.09
Granted.............................................    54,250      5.73    263,910      11.62         --        --
Exercised...........................................        --        --         --         --     (1,900)     9.09
Forfeited/Cancelled.................................  (236,260)    11.70     (2,650)      9.09         --        --
                                                      --------              -------               -------
Outstanding at end of year..........................   270,180    $ 8.60    452,190     $10.57    190,930     $9.09
                                                      ========              =======               =======

    Options outstanding are summarized as follows at December 31, 2000:

                                  OPTIONS OUTSTANDING
                --------------------------------------------------------
                                                            WEIGHTED
                                                            AVERAGE                   OPTIONS
                                                           REMAINING                EXERCISABLE
                EXERCISE                                CONTRACTUAL LIFE            -----------
                 PRICE               SHARES                 (YEARS)                   SHARES
                --------            --------            ----------------            -----------
                 $ 5.63              48,750                   9.2                      16,250
                   6.25               3,000                   9.4                       1,000
                   7.50               2,000                   9.3                         667
                   8.69              10,000                   8.9                       6,667
                   9.09             185,020                   5.9                     185,020
                  10.50               3,000                   8.6                       2,000
                  11.75              18,410                   8.2                      12,273
                                    -------                                           -------
                 $ 8.60             270,180                   6.8                     223,877
                                    =======                                           =======

    The option price was equal to the market price of the common stock at the date of grant for all options granted and, accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value-based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the year ended December 31,

                                                                    2000       1999       1998
                                                                  --------   --------   ---------
Net income........................................  As reported   $640,000   877,000    1,123,000
                                                    Pro forma      571,000   733,000    1,123,000
Net income per share -- basic.....................  As reported       0.20      0.28         0.36
                                                    Pro forma         0.18      0.23         0.36
Net income per share -- diluted...................  As reported       0.20      0.26         0.32
                                                    Pro forma         0.18      0.22         0.32

    The weighted average fair values of options granted during 2000 and 1999 were $3.07 and $5.10, respectively, on the dates of grant. No options were granted in 1998. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                2000       1999
                                                              --------   --------
Dividend yield..............................................     0.00%      0.55%
Expected volatility.........................................    25.00%     25.00%
Risk-free interest rate.....................................     6.35%      6.01%
Expected lives..............................................  10 Years   10 Years

    (c) WARRANTS

    Warrants to acquire 860,376 shares of common stock at $9.09 per share were outstanding and exercisable at December 31, 2000, 1999 and 1998, respectively.

    (d) EMPLOYEE STOCK PURCHASE PLAN

    The Company began a stock purchase plan for employees in 1999 whereby the employees can purchase Company stock through payroll deductions. The Company may provide a discount of up to 10% of the purchase price.

(11) INCOME TAXES

    Income tax expense (benefit) consists of the following (in thousands) for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
Current.....................................................    $263       501          112
Deferred....................................................     137         9       (1,075)
                                                                ----       ---       ------
Income tax expense (benefit)................................    $400       510         (963)
                                                                ====       ===       ======

    Income tax expense (benefit) is reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows (in thousands) for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
Income tax expense (benefit) at federal corporate rate......    $354       472           54
Change in valuation allowance...............................      49       107         (918)
Other.......................................................      (3)      (69)         (99)
                                                                ----       ---       ------
                                                                $400       510         (963)
                                                                ====       ===       ======

    The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following (in thousands) at December 31:

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Allowance for losses on loans.............................   $1,590     1,178
  Net operating loss carryforwards..........................      156       268
  Interest and fees on loans................................       35       150
  Other.....................................................       75        74
                                                               ------     -----
    Total gross deferred assets.............................    1,856     1,670

Less valuation allowance....................................     (156)     (107)
                                                               ------     -----
    Net deferred tax assets.................................    1,700     1,563
Deferred tax liabilities:
  Depreciation..............................................       80        80
  Excess of fair value of assets acquired over cost.........       18        18
                                                               ------     -----
    Total gross deferred tax liabilities....................       98        98
                                                               ------     -----
Attributable to operations..................................    1,602     1,465
Unrealized (gain) loss on investments charged to other
  comprehensive income......................................    1,766     4,316
                                                               ------     -----
Net deferred tax asset......................................   $3,368     5,781
                                                               ======     =====

    The Company has net operating loss carryforwards for state income tax purposes of approximately $3,374,000, which expire beginning 2010 through 2020, that are available to offset future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the deferred tax asset in the amount of $156,000 relating to this state net operating loss.

(12) OTHER EXPENSES

    Other expenses are comprised of the following (in thousands) for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
Service and maintenance.....................................   $  915       649        418
Office supplies.............................................      391       345        255
Amortization of cost of intangible assets...................       --        --        210
Cost of ATM network.........................................      630       601        427
Printing....................................................      332       301        246
Corporate insurance.........................................      123       108         83
Other.......................................................    3,168     2,383      2,156
                                                               ------     -----      -----
                                                               $5,559     4,387      3,795
                                                               ======     =====      =====

(13) DIVIDENDS AND EARNINGS PER SHARE

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

    The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The FRB has issued a policy, which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock, cash dividends may not be paid in excess of 90% of net earnings. See Note 14 for further information concerning dividend restrictions.

    Information relating to the calculations of earnings per common share is summarized as follows (dollars in thousands) for the years ended December 31:

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net income--basic and diluted...............................  $     640   $     877   $   1,123
                                                              =========   =========   =========
Weighted-average shares outstanding.........................  3,185,186   3,166,813   3,158,071
Dilutive securities--options and warrants...................         --     181,755     371,758
                                                              ---------   ---------   ---------
Adjusted weighted-average shares outstanding--dilutive......  3,185,186   3,348,568   3,529,829
                                                              =========   =========   =========

(14) REGULATORY MATTERS

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

    The Company and the Bank have agreed with the Federal Reserve Bank of Richmond, the FDIC, and the State Banking Commissioner to submit plans to improve earnings and maintain capital levels commensurate with the growth plans of the Company and the Bank. The Company will comply with the Federal Reserve Policy dated November 14, 1985 concerning the payment of cash dividends and will not incur additional debt at the holding company level without Federal Reserve approval. Management believes that these agreements do not restrict or impede the Bank's ability to conduct normal banking and business transactions. Management is committed to complying with the provisions of the agreement.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2000 the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's category.

    Regulatory capital amounts (dollars in thousands) and ratios for the Company and the Bank as of December 31, 2000 and 1999, were:

                                                                           MINIMUM             TO BE WELL
                                                                      REQUIREMENTS FOR      CAPITALIZED UNDER
                                                                      CAPITAL ADEQUACY      PROMPT CORRECTIVE
                                                                          PURPOSES          ACTION PROVISION
                                                ACTUAL               -------------------   -------------------
                                                AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                               --------   --------   --------   --------   --------   --------
AS OF DECEMBER 31, 2000
Total capital (to risk weighted assets):
  Consolidated...............................  $56,822     12.3%      36,879      8.0%      46,099     10.0%
  The Bank...................................   45,783     10.2%      35,812      8.0%      44,765     10.0%

Tier 1 capital (to risk weighted assets):
  Consolidated...............................   41,375      9.0%      18,439      4.0%      27,659      6.0%
  The Bank...................................   41,442      9.3%      17,906      4.0%      26,859      6.0%

Tier 1 capital (to average assets):
  Consolidated...............................   41,375      6.0%      27,402      4.0%      34,253      5.0%
  The Bank...................................   41,442      6.1%      27,109      4.0%      33,886      5.0%

AS OF DECEMBER 31, 1999
Total capital (to risk weighted assets):
  Consolidated...............................  $53,494     14.6%      29,227      8.0%      36,534     10.0%
  The Bank...................................   43,451     12.1%      28,687      8.0%      35,859     10.0%

Tier 1 capital (to risk weighted risk):
  Consolidated...............................   38,296     10.5%      14,613      4.0%      21,920      6.0%
  The Bank...................................   40,129     11.2%      14,344      4.0%      21,515      6.0%

Tier 1 capital (to average assets):
  Consolidated...............................   38,296      6.4%      24,046      4.0%      30,057      5.0%
  The Bank...................................   40,129      6.6%      24,429      4.0%      30,537      5.0%

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 2000 and 1999.

    The carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                          VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                         --------   ----------   --------   ----------
Assets:
  Cash and interest-bearing deposits...................  $25,439      25,439      43,836      43,836
  Investment securities................................  156,735     156,735     191,895     191,895
  Loans held for sale..................................   35,821      35,821      26,299      26,299
  Loans receivable.....................................  429,998     433,814     326,206     331,067

Liabilities:
  Deposit accounts.....................................  476,882     477,396     368,751     366,931
  Borrowings...........................................   99,166     100,418     109,739     109,503
  Repurchase agreements................................   48,399      48,398      77,185      77,209
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    debentures of the company..........................   21,450      16,673      21,450      20,808

Off balance sheet instruments:
  Interest Rate Cap....................................      106           4          --          --
  Commitments to extend credit.........................       --          --          --          --
  Loans sold with recourse.............................       --          --          --          --
  Unused lines of credit...............................       --          --          --          --

    (a) CASH AND INTEREST-BEARING DEPOSITS

    The carrying amount for cash and interest-bearing deposits approximates fair value due to the short maturity of these instruments.

    (b) INVESTMENT SECURITIES

    The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

    (c) LOANS

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

    (d) DEPOSITS

    The fair value of deposits with no stated maturity, such as noninterest bearing deposits, interest bearing NOW accounts, money market and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

    (e) BORROWINGS AND REPURCHASE AGREEMENTS

    Borrowings and repurchase agreements were segmented into categories with similar financial characteristics. Fair values were discounted using a cash flow approach based on market rates as of December 31, 2000.

    (f) OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The Company's adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Company's fixed rate commitments to extend credit are competitive with others in the various markets in which the Company operates. It is impractical to assign fair values to these instruments.

    The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

    The disclosure of fair value for interest rate caps is based on dealer quotations and is based on prices currently offered on interest rate caps with similar maturities and terms.

    (g) LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

(16) SEGMENT INFORMATION

    The Company is in the business of providing financial services, and operates in two business segments-commercial and consumer banking and mortgage banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking, to individuals and commercial enterprises. Mortgage banking is conducted through First Mariner Mortgage Corporation, a subsidiary of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.

    The following table (in thousands) presents certain information regarding these business segments:

                                          2000                     1999                     1998
                                   -------------------      -------------------      -------------------
Total revenue:
  Commercial and consumer
    banking......................             $ 25,322(1)              $ 21,804(1)              $ 15,420(1)
  Mortgage banking...............  5,369                    4,498                    2,761
  Less related party
    transactions.................    748(3)                 1,387(3)                   564(3)
                                   -----                    -----                    -----
                                                 4,621(2)                 3,111(2)                 2,197(2)
                                              --------                 --------                 --------
Consolidated revenue.............             $ 29,943                 $ 24,915                 $ 17,617
                                              ========                 ========                 ========

Income before income taxes
  Commercial and consumer
    banking......................             $  1,639(1)              $  2,749(1)              $    206(1)
  Mortgage banking...............    149                       25                      518
  Less related party
    transactions.................    748(3)                 1,387(3)                   564(3)
                                   -----                    -----                    -----
                                                  (599)(2)               (1,362)(2)                  (46)(2)
                                              --------                 --------                 --------
Consolidated income before income
  taxes..........................             $  1,040                 $  1,387                 $    160
                                              ========                 ========                 ========

Identifiable assets
  Commercial and consumer
    banking......................             $652,580                 $600,872                 $473,441
  Mortgage banking...............               24,869                   15,200                   24,046
                                              ========                 ========                 ========
Consolidated total assets........             $677,449                 $616,072                 $497,487
                                              ========                 ========                 ========

------------------------

(1) Includes net interest income of $20,838, $17,283 and $11,801 for 2000, 1999 and 1998 respectively.

(2) Includes net interest income of $1,757, $368 and $221 for 2000, 1999 and 1998 respectively.

(3) Management's policy for the mortgage banking segment is to recognize a gain for loans sold to the Bank at market prices determined on an individual loan basis.

(17) COMPREHENSIVE INCOME

    The Company's components of comprehensive income are as follows (in thousands) for the years ended December 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net income..................................................   $  640    $   877     $1,123
                                                               ------    -------     ------
Other comprehensive income items:
  Unrealized holding gains (losses) arising during the
    period (net of tax (benefit) of $2,452, $(2,978), and
    $335, respectively).....................................    3,897     (7,164)       596
  Less: reclassification adjustment for gains (net of taxes
    of $139, $93 and $266, respectively) included in net
    income..................................................      220        148        472
                                                               ------    -------     ------
Total other comprehensive income (loss).....................    3,677     (7,312)       124
                                                               ------    -------     ------
Total comprehensive income (loss)...........................   $4,317    $(6,435)    $1,247
                                                               ======    =======     ======

(18) QUARTERLY RESULTS OF OPERATIONS

    The following is a summary of unaudited quarterly results of operations:

                                                                            2000
                                                          -----------------------------------------
                                                           12/31       9/30       6/30       3/31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             --------   --------   --------   --------
Three months ended:
Total interest income...................................  $14,013    $13,446    $12,453    $11,466
Total interest expense..................................    8,264      8,224      7,436      6,616
                                                          -------    -------    -------    -------
Net interest income.....................................    5,749      5,222      5,017      4,850
                                                          -------    -------    -------    -------
Provision for loan losses...............................      425        300        300         80
Gain on sale of securities..............................      119        116        115          9
Other operating income..................................    2,645      2,255      2,220      1,626
Operating expenses......................................    7,733      6,998      6,745      6,322
                                                          -------    -------    -------    -------
Income before taxes.....................................      355        295        307         83
Income tax expense......................................      136        114        118         32
                                                          -------    -------    -------    -------
Net income..............................................  $   219    $   181    $   189    $    51
                                                          =======    =======    =======    =======
Net income per common share (Basic).....................  $  0.07    $  0.06    $  0.06    $  0.01
Net income per common share (Diluted)...................     0.07       0.06       0.06       0.01

                                                                            1999
                                                          -----------------------------------------
                                                           12/31       9/30       6/30       3/31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             --------   --------   --------   --------
Three months ended:
Total interest income...................................  $11,106    $10,510    $ 9,826    $ 9,031
Total interest expense..................................    6,389      5,868      5,432      5,133
                                                          -------    -------    -------    -------
Net interest income.....................................    4,717      4,642      4,394      3,898
                                                          -------    -------    -------    -------
Provision for loan losses...............................      130        205        230        220
Gain (loss) on sale of securities.......................       39        118         86         (2)
Other operating income..................................    1,953      1,943      1,632      1,495
Operating expenses......................................    6,322      6,089      5,489      4,843
                                                          -------    -------    -------    -------
Income before taxes.....................................      257        409        393        328
Income tax expense......................................       74        158        151        127
                                                          -------    -------    -------    -------
Net income..............................................  $   183    $   251    $   242    $   201
                                                          =======    =======    =======    =======
Net income per common share (Basic).....................  $  0.06    $  0.08    $  0.08    $  0.06
Net income per common share (Diluted)...................     0.06       0.07       0.07       0.06

(19) FINANCIAL INFORMATION OF PARENT COMPANY

    The following is financial information of First Mariner Bancorp (parent company only):

STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Interest bearing deposits.................................  $ 4,156      2,254
  Loans.....................................................    3,150      4,810
  Available-for-sale securities, at fair value..............    2,582      2,439
  Investment in subsidiaries................................   38,376     32,342
  Other assets..............................................    1,354      1,959
                                                              -------     ------
  Total assets..............................................  $49,618     43,804
                                                              =======     ======

Liabilities and Stockholders' Equity:
  Other liabilities.........................................  $   319        491
  Company-obligated manditorily redeemable preferred
    securities of subsidiary trust holding solely debentures
    of the Company..........................................   21,450     21,450
  Stockholders' equity......................................   27,849     21,863
                                                              -------     ------
  Total liabilities and stockholders' equity................  $49,618     43,804
                                                              =======     ======

STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  Interest income on investments and interest bearing
    deposits................................................   $ 310         532       497
  Interest income on loans..................................     402         351        74
  Gain on sale of securities................................     119         182       690
  Other income..............................................     422          75       208
                                                               -----      ------     -----
    Total income............................................   1,253       1,140     1,469
                                                               -----      ------     -----
Expenses:
  Interest expense..........................................   1,880       1,881       940
  Salaries and employee benefits............................      --         486       837
  Amortization of organizational expenses...................      --          --        12
  Professional expenses.....................................     161          65       312
  Other expenses............................................     208         247       222
                                                               -----      ------     -----
    Total expenses..........................................   2,249       2,679     2,323
                                                               -----      ------     -----
    Loss before income tax benefit..........................    (996)     (1,539)     (854)
Income tax benefit..........................................    (339)       (602)     (963)
                                                               -----      ------     -----
    (Loss) income before equity in undistributed net income
      of the subsidiaries...................................    (657)       (937)      109
Equity in undistributed net income of subsidiaries..........   1,297       1,814     1,014
                                                               -----      ------     -----
    Net income..............................................   $ 640         877     1,123
                                                               =====      ======     =====

STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  (Loss) income before undistributed net income of
    subsidiaries............................................  $  (657)      (937)       109
  Depreciation and amortization.............................       --         --         12
  Gain on sale of securities................................     (119)      (182)      (690)
  Decrease (increase) in other assets.......................    3,563     (5,621)    (2,467)
  (Decrease) increase in other liabilities..................     (172)      (911)       833
                                                              -------     ------    -------
    Net cash provided by (used in) operating activities.....    2,615     (7,651)    (2,203)
                                                              -------     ------    -------

Cash flows from investing activities:
  Investment in subsidiaries................................   (4,737)     2,702    (13,927)
  Loan repayments (disbursements), net......................    1,660     (1,850)    (2,960)
  Purchase of available for sale securities.................      (76)    (1,478)    (8,050)
  Sale of available for sale securities.....................      771      1,838      7,131
                                                              -------     ------    -------
    Net cash (provided by) used in investing activities.....   (2,382)     1,212    (17,806)
                                                              -------     ------    -------

Cash flows from financing activities:
  Proceeds from stock issuance, net.........................    1,732         --        275
  Proceeds from trust preferred securities offering.........       --         --     21,450
  Dividends paid............................................      (63)      (190)        --
                                                              -------     ------    -------

    Net cash provided by (used in) financing activities.....    1,669       (190)    21,725
                                                              -------     ------    -------

    Net increase (decrease) in cash and cash equivalents....    1,902     (6,629)     1,716
Cash and cash equivalents at beginning of year..............    2,254      8,883      7,167
                                                              -------     ------    -------
Cash and cash equivalents at end of year....................  $ 4,156      2,254      8,883
                                                              =======     ======    =======

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Board of Directors of the Company approved the change in accountants from its previous independent public accountant, KPMG LLP ("KPMG"), to Stegman & Company, effective July 18, 2000.

    The Company believes that for the two fiscal years ended December 31, 1999 and the subsequent interim period through July 18, the Company and KPMG did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

    The report of KPMG on the Company's financial statements for the years ended December 31, 1998 and December 31, 1999, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning if Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933.

    The Company requsted that KPMG furnish a letter addressed to the Securities and Exchange Commssion stating whether KPMG agrees with the above statements.

    On July 25, 2000 KPMG filed the letter requested by the Company with the Securities and Exchange Commission stating that it had read the Company's statements and agree with such statements, except to the extent that KPMG was not in a position to agree or disagree with the Company's statement that the change was approved by the Board of Directors and the Audit Committee.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information relating to directors and executive officers of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from the Company's proxy statement in connection with its Annual Meeting of Stockholders to be held May 1, 2001, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11 EXECUTIVE COMPENSATION

    Certain information relating to directors and executive officers compensation, the Compensation Committee Report on Executive Compensation, and stock performance is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 1 2000, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Certain Information relating to security ownership of certain directors, 5% beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 1, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held May 1, 2001, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1), (2) FINANCIAL STATEMENTS

    Independent Auditors' Reports
    Consolidated Statements of Financial Condition as of December 31, 2000 and 1999
    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Cash flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998

    (a)(3)Exhibits Required to be Filed by Item 601 of Regulation S-K

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

21    Subsidiaries of Registrant filed herewith

23    Consent of Stegman & Company and KPMG, LLP filed herewith

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

                                                       FIRST MARINER BANCORP

Date: 3/30/2001                                        By:            /s/ EDWIN F. HALE SR.
                                                            -----------------------------------------
                                                                        Edwin F. Hale Sr.
                                                               Chairman and Chief Executive Officer

Date: 3/30/2001                                        By:              /s/ MARK A. KEIDEL
                                                            -----------------------------------------
                                                                          Mark A. Keidel
                                                                     Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as Director on the 20th day of March, 2001

/s/ BONDROFF, BARRY B.                              /s/ MANTAKOS, GEORGE H.
------------------------------------                  --------------------------------------
Bondroff, Barry B.                                    Mantakos, George H.

/s/ BROWN, EDITH B.                                 /s/ MATRICCIANI, JAY J.
------------------------------------                  --------------------------------------
Brown, Edith B.                                       Matricciani, Jay J.

/s/ CERNACK, ROSE M.                                /s/ O'CONOR, JAMES P.
------------------------------------                  --------------------------------------
Cernack, Rose M.                                      O'Conor, James P.

/s/ CICERO, JOSEPH A.                               /s/ SCHMOKE, PATRICIA
------------------------------------                  --------------------------------------
Cicero, Joseph A.                                     Schmoke, Patricia

/s/ FRIEDMAN, HOWARD                                /s/ SIBEL, HANAN Y.
------------------------------------                  --------------------------------------
Friedman, Howard                                      Sibel, Hanan Y.

/s/ HALE, EDWIN F. SR.                              /s/ STOLER, LEONARD
------------------------------------                  --------------------------------------
Hale, Edwin F. Sr.                                    Stoler, Leonard

/s/ HOFFMAN, BRUCE H.                               /s/ WATSON, MICHAEL R.
------------------------------------                  --------------------------------------
Hoffman, Bruce H.                                     Watson, Michael R.

/s/ LYNCH, MICHAEL J.
------------------------------------
Lynch, Michael J.