Form 10-Q
period 2001-01-31
FIRST MARINER BANCORP
filed 2001-05-15
CIK 946090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

 (Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended March 31, 2001.

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

--------------------------------------------------------------------------------
The number of shares of common stock outstanding as of May 9, 2001 is 3,619,508 shares.

--------------------------------------------------------------------------------

                              FIRST MARINER BANCORP
                                      INDEX

PART  I - FINANCIAL INFORMATION


                                                                                                 Page
                                                                                                 ----

Item 1  - Financial Statements

          Consolidated Statements of Financial Condition at
            March 31, 2001 (unaudited) and at December 31, 2000..............................     3

          Consolidated Statements of Operations for the Three Months
            Ended March 31, 2001 and March 31, 2000
            (unaudited)......................................................................     4

          Consolidated Statements of Cash Flow for the
           Six Months Ended March 31, 2001
            and March 31, 2000 (unaudited)..................................................      5

          Notes to Consolidated Financial Statements (unaudited)............................      6

Item 2 -  Management's discussion and analysis of
                  financial condition and results of operations.............................     12

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk........................     13

PART II - OTHER INFORMATION

Item 1 - Legal proceedings..................................................................     14
Item 2 - Changes in securities and use of proceeds..........................................     14
Item 3 - Defaults on senior securities......................................................     14
Item 4 - Submission of matters to a vote of security holders................................     14
Item 5 - Other information..................................................................     14
Item 6 - Exhibits and reports on  Form 8-K..................................................     14

Signatures..................................................................................     15

                          First Mariner Bancorp and Subsidiaries
                      Consolidated Statements of Financial Condition

                                                               March 31,      December 31,
                                                                 2001             2000
                                                           -------------------------------
                                                            (unaudited)
ASSETS                                                         (Dollars in thousands,
                                                               except per share data)
Cash and due from banks                                        $  20,431      $     19,095
Interest-bearing deposits                                         13,941             6,344
Available-for-sale securities, at fair value                     139,456           156,735
Loans held for sale                                               59,791            35,821
Loans receivable                                                 444,215           429,998
Allowance for loan losses                                         (4,646)           (4,341)
                                                           -------------------------------
Loans, net                                                       439,569           425,657
Other real estate owned                                            2,601             3,610
Federal Home Loan Bank of Atlanta stock, at cost                   4,725             4,539
Property and equipment, net                                       14,157            14,263
Accrued interest receivable                                        4,273             4,413
Deferred income taxes                                              2,557             3,368
Prepaid expenses and other assets                                  5,556             3,604
------------------------------------------------------------------------------------------
      Total assets                                            $  707,057      $    677,449
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                    $  500,831      $    476,882
  Borrowings                                                     103,486            99,166
  Repurchase agreements                                           45,342            48,399
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely debentures
   of the Company                                                 21,450            21,450
  Accrued expenses and other liabilities                           6,071             3,703
------------------------------------------------------------------------------------------
      Total liabilities                                          677,180           649,600
------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.05 par value; 20,000,000 shares
     authorized; 3,619,508 shares issued and 3,610,808 shares
     issued and outstanding, respectively                            181               181
Additional paid-in capital                                        36,146            36,103
Accumulated deficit                                               (4,941)           (5,253)
Accumulated other comprehensive loss                              (1,509)           (3,182)
------------------------------------------------------------------------------------------
     Total stockholders' equity                                   29,877            27,849
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $  707,057      $    677,449
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                     First Mariner Bancorp and Subsidiaries
                Consolidated Statements of Operations (unaudited)
                      For the three months ended March 31,
                  (Dollars in thousands, except per share data)


                                                             2001           2000
                                                             ----           ----
Interest income:
 Loans                                                    $   10,335    $   7,597
 Investment securities                                         2,791        3,869
---------------------------------------------------------------------------------
Total interest income                                         13,126       11,466
---------------------------------------------------------------------------------

Interest expense:
 Deposits                                                      5,071        3,857
 Borrowed funds and other                                      2,611        2,759
---------------------------------------------------------------------------------
Total interest expense                                         7,682        6,616
---------------------------------------------------------------------------------
Net interest income                                            5,444        4,850
Provision for loan losses                                        375           80

---------------------------------------------------------------------------------
Net interest income after provision for loan losses            5,069        4,770
---------------------------------------------------------------------------------

Noninterest income:
 Gain on sale of loans                                           500          188
 Service fees on deposits                                        845          710
 ATM Fees                                                        378          316
 Gain on securities, net                                          65            9
 Other mortgage banking fees                                     448          242
 Other                                                           438          170

---------------------------------------------------------------------------------
Total noninterest income                                       2,674        1,635
---------------------------------------------------------------------------------

Noninterest expenses:
 Salaries and employee benefits                                3,399        3,233
 Net occupancy                                                 1,032          831
 Furniture, fixtures and equipment                               516          382
 Professional services                                           146           96
 Advertising                                                     240          250
 Data processing                                                 395          389
 Other                                                         1,520        1,141
---------------------------------------------------------------------------------

Total noninterest expenses                                     7,248        6,322
---------------------------------------------------------------------------------

Income before income taxes                                       495           83

Income tax expense (benefit)                                     183           32

---------------------------------------------------------------------------------
Net income                                                $      312    $      51
---------------------------------------------------------------------------------

Net income per common share:
   Basic                                                  $     0.09    $    0.02
   Diluted                                                      0.09         0.02
---------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                     First Mariner Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,

                                                                                -----------------------
                                                                                    2001        2000
                                                                                -----------  ----------
Cash flows from operating activities:                                            (dollars in thousands)
Net income                                                                       $     312   $      51
Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                                       598         474
   Amortization of unearned loan fees and costs, net                                  (120)        (29)
   Amortization of premiums and discounts on loans                                       7           7
   Amortization of premiums and discounts on mortgage-backed securities, net            85          39
   Gain on sale of available for sale securities                                       (65)         (9)
   (Decrease) increase  in accrued interest receivable                                 140        (487)
   Provision for loan losses                                                           375          80
   Net increase in mortgage loans held-for-sale                                    (23,970)     (4,024)
   Net (decrease) increase loan sales received in advance                                -     (14,458)
   Net increase (decrease) in accrued expenses and other liabilities                 2,505         863
   Net increase in prepaids and other assets                                        (1,828)       (889)
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                (21,961)    (18,382)
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Loan disbursements, net of principal repayments                                 (14,174)    (25,147)
   Purchases of property and equipment                                                (492)     (1,188)
   (Sale) purchases of Federal Home Loan Bank of Atlanta stock                        (186)         65
   Purchases of available for sale securities                                            -     (18,691)
   Sales of available for sale securities                                           13,698          19
   Principal repayments of available for sale securities                             5,784       3,688
   Construction disbursements-other real estate owned                                   (4)        (81)
   Sales of other real estate owned                                                  1,013         147
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                5,639     (41,188)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                         23,949      43,892
   Net increase (decrease) in other borrowings                                       4,538      (2,378)
   Proceeds from advances from Federal Home Loan Bank of Atlanta                    89,500       68,000
   Repayment of advances from Federal Home Loan Bank of Atlanta                    (92,775)    (69,300)
   Proceeds from stock issuance, net                                                    43          58
   Cash dividends                                                                        -         (63)
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           25,255      40,209
------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                     8,933     (19,361)
Cash and cash equivalents at beginning of period                                    25,439      43,836
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   34,372  $   24,475
------------------------------------------------------------------------------------------------------
Supplemental information:
   Interest paid on deposits and borrowed funds                                 $    7,861  $    6,511
   Real estate acquired in satisfaction of loans                                         -           -
   Income taxes paid                                                                   221         250
------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

FIRST MARINER BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

  The foregoing consolidated financial statements of First Mariner Bancorp (the "Company") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp's Annual Report on Form 10-K for the year ended December 31, 2000. The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

  Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2001.

NOTE 2 - COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

                                                                   Three months ended
                                                                        March 31,
                                                                    2001        2000
                                                                (dollars in thousands)
Net income                                                         $   312     $    51
Other comprehensive income items:
   Unrealized holding gains (losses) arising during the period
     (net of tax (benefit) of  $1,092 and $(162), respectively)      1,732        (257)
   Less:  reclassification adjustment for gains (net of taxes of
     $37 and $3, respectively) included in net income                   59           6
                                                                 ----------------------
Total other comprehensive income (loss)                              1,673        (263)
                                                                 ----------------------
Total comprehensive income (loss)                                  $ 1,985     $  (212)
                                                                 ======================





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

  Information relating to the calculation of earnings per common share is summarized as follows:

                                                                     Three Months Ended
                                                              March 31, 2001    March 31, 2000
                                                              --------------    --------------
                                                               ------------------------------
Net income-basic and diluted                                   $      312          $       51
                                                               ------------------------------
Weighted-average shares outstanding                             3,610,905           3,166,813
Dilutive securities-options and warrants                                -                   -
                                                               ------------------------------
Adjusted weighted-average shares outstanding-dilutive           3,610,905           3,166,813
                                                               ------------------------------


NOTE 4 - SEGMENT INFORMATION

  The Company is in the business of providing financial services, and operates in two business segments--commercial and consumer banking and mortgage banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. Mortgage banking is conducted through First Mariner Mortgage Corporation, a subsidiary of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank, as well as various first mortgage and construction loans to be held in the Bank's loan portfolio.

For the quarter ended March 31, 2001
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                         $    6,241  (1)
   Mortgage banking                              1,896
   Less related party transactions                (319)                (3)
                                             ---------
Net mortgage banking                                            1,577  (2)
                                                           ----------
Consolidated revenue                                       $    7,818
                                                           ==========
Income (loss) before income taxes:
   Commercial and consumer banking                         $     (467)
   Mortgage banking                                981
   Less related party transactions                (319)                (3)
                                             ---------
Net mortgage banking                                              662  (2)
                                                           ----------
Consolidated income before income taxes                    $      195
                                                           ==========

Identifiable assets:
   Commercial and consumer banking                         $  647,266
   Mortgage banking                                            59,791
                                                           ----------
Consolidated total assets                                  $  707,057
                                                           ==========

(1) Includes net interest income of $5,444.
(2) Includes net interest income of $1,070.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

For the quarter ended March 31, 2000
    (dollars in thousands)
Total revenue:
   Commercial and consumer banking                         $    5,781  (1)
   Mortgage banking                                927
   Less related party transactions                (223)                (3)
                                             ---------
Net mortgage banking                                              704  (2)
                                                           ----------
Consolidated revenue                                       $    6,485
                                                           ==========
Income (loss) before income taxes:
   Commercial and consumer banking                         $     559
   Mortgage banking                               (253)                (3)
   Less related party transactions                (223)
                                             ---------
Net mortgage banking                                            (476)  (2)
                                                           ---------
Consolidated income before income taxes                    $      83
                                                           =========

Identifiable assets:
   Commercial and consumer banking                         $  620,066
   Mortgage banking                                            22,408
                                                           ----------
Consolidated total assets                                  $  642,474
                                                           ==========

(1) Includes net interest income of $4,581.
(2) Includes net interest income of $269.
(3) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans and expectations. The Company's actual results could differ materially from management's expectations. Factors that could contribute to those differences include, but are not limited to, changes in regulations applicable to the Company's business, successful implementation of Company's branch expansion strategy, its concentration in real estate lending, increased competition, changes in technology, particularly internet banking, impact of interest rates, possibility of economic recession or slow down (which could impact credit quality, adequacy of loan loss reserve and loan growth) and control by and dependency on key personnel, particularly Edwin F. Hale, Sr., chairman of the board of directors and CEO of the Company.

THE COMPANY

         The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995. The business of the Company is conducted primarily through its wholly-owned Subsidiary, First Mariner Bank (the "Bank"), whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland through 25 full service branches and 44 Automated Teller Machines.

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

         The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

FINANCIAL CONDITION

         The Company's total assets were $707,057,000 at March 31, 2001, compared to $677,449,000 at December 31, 2000, increasing $29,608,000 or 4.4%
for the first three months of 2001. Earning assets increased $28,691,000 or 4.5% to $662,128,000 from $633,437,000. Loans outstanding have increased $14,217,000 and loans held for sale increased by $23,970,000. Available for sale investment securities decreased by $17,279,000.

         The majority of the loan portfolio increase was in Commercial real estate and construction loans. Increases in residential construction loans drove the increase in this sector of loans. Commercial and consumer loans declined during the quarter. Residential real estate loans increased slightly.

The loan portfolio was comprised of the following (dollars in thousands):

                                            March 31,     December 31,
                                              2001          2000
                                            ---------     -----------
                                              Amount        Amount
                                            ---------     -----------
Type of Loans
-------------
Commercial                                   $ 67,878      $ 70,828
Commercial real estate and construction       237,265       219,731
Residential real estate                        99,068        99,038
Consumer                                       40,780        41,367
                                             --------      --------
   Total loans                                444,991       430,964
                                             --------      --------
Unamortized loan premiums                          13            20
Unearned income and costs, net                   (789)         (986)
                                             --------      --------
Loans receivable                             $444,215      $429,998
                                             ========      ========


CREDIT RISK MANAGEMENT

         The first quarter provision for loan losses in 2001 was $375,000 compared to $80,000 for the three month period ended March 31, 2000. The allowance for loan losses totaled $4,646,000 at March 31, 2001 compared to $4,341,000 at December 31, 2000. As of March 31, 2001 the allowance for loan losses is 1.05% of outstanding loans as compared to 1.01% at December 31, 2000. Activity in the allowance for loan losses is as follows:


Allowance for Loan Losses
   (Dollars in thousands)                                   Three Months Ended March 31,
                                                            ----------------------------
                                                               2001             2000
                                                               ----             ----
Allowance for loan losses, beginning of year                 $  4,341         $  3,322
                                                             -------------------------
Loans charged off:
  Commercial                                                      (35)               -
  Real estate                                                       -                -
  Consumer                                                        (35)              (3)
                                                             -------------------------
     Total loans charged off                                      (70)              (3)
                                                             -------------------------
Recoveries
  Commercial                                                        -                -
  Real estate                                                       -                -
  Consumer                                                          -                5
                                                             -------------------------
    Total recoveries                                                -                5
                                                             -------------------------
    Net chargeoffs                                                (70)               2
                                                             -------------------------
Provision for loan losses                                         375               80
                                                             -------------------------
Allowance for loan losses, end of period                     $  4,646         $  3,404
                                                             =========================

Loans (net of premiums and discounts)
   Period-end balance                                         444,215          354,699
   Average balance during period                              432,118          344,017
Allowance as percentage of period-end loan balance               1.05%            0.96%

Percent of average loans:
   Provision for loan losses                                     0.35%            0.09%
   Net chargeoffs                                               -0.06%            0.00%



         Non-performing assets, expressed as a percentage of total assets, decreased to 0.80% at March, 2001, down from 1.00% at December 31, 2000, and
 .83% as of March 31, 2000. Decreases in other real estate owned for the period was due to the sale of several residential real estate properties during the quarter.


Nonperforming Assets
   (Dollars in thousands)
                                                      March 31,    December 31,    March 31,
                                                        2001          2000           2000
                                                        ----          ----           ----
Loans on nonaccrual basis                              $ 3,060         $ 3,172      $ 4,058
Real estate acquired by foreclosure
                                                         2,601           3,610        1,294

                                                   -----------------------------------------
   Total non-performing assets                         $ 5,661         $ 6,782      $ 5,352
                                                   =========================================

Loans past-due 90 days or more and accruing            $   818         $   701      $ 2,378
                                                   -----------------------------------------


         At March 31, 2001, the allowance for loan losses represented 82.1% of non-performing assets compared to 64.7% at December 31, 2000. Management believes the allowance for loan losses at March 31, 2001 is adequate.

DEPOSITS

         Deposits totaled $500,831,000 as of March 31, 2001, increasing $23,949,000 or 5.0% from the December 31, 2000 balance of $476,882,000. The increase in deposits is attributable to management's growth strategy, which includes significant marketing and promotion and the development of a branching network.


RESULTS OF OPERATIONS

         NET INCOME. First quarter 2001 net income was $312,000 compared to earnings of $51,000 for the first quarter of 2000. The increase in earnings was due to increased net interest income and non interest income.

         NET INTEREST INCOME. First quarter net interest income before provision for loan losses was $5,444,000 in 2001, an increase of 12.2% over $4,850,000 for the first quarter of 2000, reflecting an increase of $45,988,000 in average earning assets. Average loans outstanding increased by $86,581,000 while average investment securities decreased by $49,820,000. The net interest margin was 3.47% for the first three months of 2001 as compared to 3.33% for the comparable period of 2000. Yields on earning assets increased by 50 basis points, while the cost of funding earning assets increased by 45 basis points.

         NONINTEREST INCOME AND EXPENSES- Noninterest income increased $1,039,000 or 63.5% for the first quarter of 2001 to $2,674,000 from $1,635,000 for the first quarter of 2000, reflecting higher levels of revenue in all major categories.

         Deposit service charges rose 19.0% as compared to the quarter ending March 31, 2000 due to the increased number of deposit accounts. The number of deposit accounts increased approximately 29% to over 66,000 accounts. These increases are the result of continuing marketing and promotion of the retail banking products.

         ATM fees increased by $62,000 or 19.6% as a result of increased volume of ATM and debit card transactions.

         Gains on sales of mortgage loans increased $312,000 or 166.0% due to increased origination and sales of mortgage loans. Originations of mortgages by First Mariner Mortgage for the first quarter of 2001 totaled $168,040,000 compared to $83,062,000 for the same period last year. Other mortgage related fees increased by $206,000 or 85.1% again related to increased origination activity.

         Gains on the sales of securities were $65,000 for the quarter ending March 31, 2001 compared to a gain of $9,000 for the same quarter last year.

         Non-interest expenses for the first quarter of 2001 increased $926,000 or 14.6% to $7,248,000 compared to $6,322,000 the same quarter of 2000. Increases in most categories of expenses were incurred to support the substantially increased asset base and the expanded branch network which included some increases in personnel, as well as increased occupancy and equipment costs.

         INCOME TAXES- The Company recorded income tax expense of $183,000 on income before taxes of $495,000, resulting in an effective tax rate of 36.96% for the three month period ended March 31, 2001. Income tax expense for the first quarter of 2000 totaled $32,000 and the effective tax rate equaled 38.55%. The decrease in the effective tax rate in 2001 is primarily attributable to higher levels of tax exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity increased $2,028,000 in the first three months of 2001 to $29,877,000 from $27,849,000 as of December 31, 2000. The change is mostly due to the decrease in accumulated other comprehensive losses which decreased $1,673,000. Also contributing to the increased capital levels is net income of $312,000 for the first three months of 2001.

          A cash dividend was paid on February 29, 2000 for the fourth quarter of 1999. The Company's Board of directors suspended the cash dividend for the remainder of 2000 in order to retain capital to fund the continued strong asset growth and does not intend to reinstate a cash dividend until earnings are sufficient to generate adequate internal capital to support growth.

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

         The Bank has exceeded its capital adequacy requirements to date. The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are listed below:

                                                                       At March 31,
                                                               -----------------------------
                                                                       (unaudited)
                                                                  2001             2000
                                                                  ----             ----
Regulatory capital ratios
   Leverage
     Consolidated                                                     6.3%             6.3%
     The Bank                                                         6.6%             6.4%
   Tier 1 capital to risk weighted assets
     Consolidated                                                     8.6%            10.0%
     The Bank                                                         9.2%            10.4%
   Total capital to risk weighted assets
     Consolidated                                                    11.8%            13.9%
     The Bank                                                        10.2%            11.3%


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


RECENT ACCOUNTING DEVELOPMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standard for accounting for securitization and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

         Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Company for 2000 year end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

         The impact of adopting the provisions of this statement will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta ("FHLB") and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 2001, the Company had a one year cumulative negative gap of approximately $6 million.


PART II - Other Information

Item 1 - Legal proceedings - None
Item 2 - Changes in securities and use of proceeds - None
Item 3 - Defaults on senior securities - None
Item 4 - Submission of matters to a vote of security holders

         At the Company's Annual Meeting of Stockholders held May 2, 2001, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2004 Annual Meeting or until their respective successors are elected and qualified:

                                                     Votes For                  Votes Against
                                                     ---------                  -------------
         Edith B. Brown                              2,864,139                  185,275
         Rose M. Cernak                              2,815,574                  236,840
         George H. Mantakos                          2,867,839                  184,575
         Michael R. Watson                           2,846,347                  206,067

         Also at the Company's Annual Meeting of Stockholders held May 2, 2001, a proposal regarding the declassification of the board of directors was voted upon. The proposal specifically requested that the Board of Directors take the steps necessary to declassify the elections of Directors by providing that at future Board elections, new directors be elected annually and not by classes as now provided. The proposal was defeated as follows:

                                                     Votes For                  Votes Against
                                                     ---------                  -------------
                                                     428,505                    1,633,626



Item 5 -          Other information - None
Item 6 - Exhibits and reports on Form 8-K
b.       Reports on Form 8-K

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FIRST MARINER BANCORP



Date: 5/15/01                               By: /s/ EDWIN F. HALE SR.
     ----------------                           --------------------------------
                                                     Edwin F. Hale Sr.
                                            Chairman and Chief Executive Officer


Date: 5/15/01                               By: /s/ MARK A. KEIDEL
     -----------------                          --------------------------------
                                                      Mark A. Keidel
                                                 Chief Financial Officer