Form 10-Q
period 2001-06-30
FIRST MARINER BANCORP
filed 2001-08-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

 (Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2001.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________.

Commission file number:  0-21815

FIRST MARINER BANCORP
(Exact name of registrant as specified in its charter)

Maryland		52-1834860

(State of Incorporation)		(I.R.S. Employer Identification Number)

1801 South Clinton Street, Baltimore, MD	21224	410-342-2600

(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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
Yes  ☒  No ☐

The number of shares of common stock outstanding as of July 17, 2001 is 3,628,058 shares.

FIRST MARINER BANCORP
INDEX

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited)
	(Dollars in thousands, except per share data)

Cash and due from banks	$24,542	$19,095
Interest-bearing deposits	6,313	6,344
Available-for-sale securities, at fair value	126,853	156,735
Loans held for sale	78,561	35,821
Loans receivable	449,305	429,998
Allowance for loan losses	(4,948)	(4,341)

Loans, net	444,357	425,657
Other real estate owned	2,704	3,610
Federal Home Loan Bank of Atlanta stock, at cost	5,400	4,539
Property and equipment, net	14,711	14,263
Accrued interest receivable	4,118	4,413
Deferred income taxes	2,608	3,368
Prepaid expenses and other assets	4,533	3,604

Total assets	$714,700	$677,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$505,837	$476,882
Borrowings	108,151	99,166
Repurchase agreements	43,873	48,399
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	21,450	21,450
Accrued expenses and other liabilities	5,304	3,703

Total liabilities	684,615	649,600

Stockholders' equity
Common stock, $.05 par value; 20,000,000 shares authorized; 3,628,058 and 3,610,808 shares issued and outstanding, respectively	181	181
Additional paid-in capital	36,195	36,103
Accumulated deficit	(4,439)	(5,253)
Accumulated other comprehensive loss	(1,852)	(3,182)

Total stockholders' equity	30,085	27,849

Total liabilities and stockholders' equity	$714,700	$677,449

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Interest income:
Loans	$11,117	$8,643	$21,451	$16,240
Investments	2,453	3,810	5,245	7,679

Total interest income	13,570	12,453	26,696	23,919

Interest expense:
Deposits	4,611	4,373	9,682	8,230
Borrowed funds and other	2,487	3,063	5,098	5,822

Total interest expense	7,098	7,436	14,780	14,052

Net interest income	6,472	5,017	11,916	9,867

Provision for loan losses	375	300	750	380

Net interest income after provision for loan losses	6,097	4,717	11,166	9,487

Noninterest income:
Gain on sale of mortgage loans	327	469	732	657
Other mortgage banking revenue	445	361	957	603
ATM Fees	411	376	789	692
Service fees on deposits	900	807	1,745	1,517
(Loss) gain on sales of investment securities	(51)	115	14	124
Other	476	207	945	377

Total noninterest income	2,508	2,335	5,182	3,970

Noninterest expenses:
Salaries and employee benefits	3,644	3,312	7,043	6,545
Net occupancy	972	875	2,004	1,706
Furniture, fixtures and equipment	493	388	1,009	770
Professional services	147	164	293	260
Advertising	240	250	480	500
Data processing	409	386	804	775
Other	1,909	1,370	3,429	2,511

Total noninterest expenses	7,814	6,745	15,062	13,067

Income before taxes	791	307	1,286	390

Provision for income taxes	290	118	473	150

Net income	$501	$189	$813	$240

Net income per common share:
Basic	$0.14	$0.06	$0.22	$0.08
Diluted	0.14	0.06	0.22	0.08

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
or the six months ended June 30, 2001 and 2000

	2001	2000

Cash flows from operating activities:	(dollars in thousands )
Net income	$813	$240
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,179	954
Amortization of unearned loan fees and costs, net	(594)	(135)
Amortization of premiums and discounts on loans	9	14
Amortization of premiums and discounts on mortgage-backed securities, net	193	112
Gain on securities	(14)	(124)
Increase (decrease) in accrued interest receivable	295	(663)
Provision for loan losses	750	380
Increase in mortgage loans held-for-sale	(42,740)	(14,856)
Net increase in accrued expenses and other liabilities	1,601	1,268
Decrease in proceeds on loan sales received in advance	-	(14,458)
Decrease (increase) in prepaids and other assets	3,259	(1,746)

Net cash used in operating activities	(35,249)	(29,014)

Cash flows from investing activities:
Loan disbursements, net of principal repayments	(18,865)	(53,114)
Purchases of property and equipment	(1,627)	(2,732)
Purchases of Federal Home Loan Bank of Atlanta stock	(861)	(1,310)
Purchases of available for sale securities	-	(18,942)
Sales of available for sale securities	13,683	12,653
Maturity of available for sale securities	1,000	-
Principal repayments of available for sale securities	12,922	8,771
Construction disbursements-other real estate owned	(231)	(677)
Sales of other real estate owned	1,137	335

Net cash provided by (used in) investing activities	7,158	(55,016)

Cash flows from financing activities:
Net increase in deposits	28,955	65,239
Net decrease in other borrowings	(5,766)	(19,242)
Proceeds from advances from Federal Home Loan Bank of Atlanta	196,500	144,500
Repayment of advances from Federal Home Loan Bank of Atlanta	(186,275)	(122,300)
Proceeds from stock issuance, net	93	118
Dividends paid	-	(63)

Net cash provided by financing activities	33,507	68,252

Increase (decrease) in cash and cash equivalents	5,416	(15,778)
Cash and cash equivalents at beginning of period	25,439	43,836

Cash and cash equivalents at end of period	$30,855	$28,058

Supplemental information:
Interest paid on deposits and borrowed funds	$15,181	$13,840
Real estate acquired in satisfaction of loans	350	575
Income taxes paid	871	441

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

             The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.   These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

             Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2001.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Six months ended
	June 30,
	2001	2000

	(Unaudited)
	(dollars in thousands)
Net income	$813	$240
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $820 and $(187), respectively)	1,339	(305)
Less: reclassification adjustment for gains (net of taxes of $5 and $48, respectively) included in net income	9	76

Total other comprehensive income (loss)	1,330	(381)

Total comprehensive income (loss)	$2,143	$(141)

NOTE 3 – PER SHARE DATA

             Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.

             Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income-basic and diluted	$501	$189	$813	$240

Weighted-average shares outstanding	3,619,602	3,175,988	3,615,278	3,171,451
Dilutive securities-options and warrants	10,654	-	6,927	-

Adjusted weighted-average shares outstanding-dilutive	3,630,256	3,175,988	3,622,205	3,171,451

NOTE 4 – SEGMENT INFORMATION

             The Company is in the business of providing financial services, and operates in two business segments—commercial and consumer banking and mortgage banking.  Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  Mortgage banking is conducted through First Mariner Mortgage Corporation, a subsidiary of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank, as well as various second mortgage and construction loans to be held in the Bank’s loan portfolio.

For the six month period ended:
(dollars in thousands)	June 30, 2001			June 30, 2000

Total revenue:
Commercial and consumer banking		$15,120	(1)		$12,464	(1)
Mortgage banking	3,131			2,314
Less related party transactions	(1,153)		(2)	(941)		(2)

Net mortgage banking		1,978	(3)		1,373	(3)

Consolidated revenue		$17,098			$13,837

Income (loss) before income taxes:
Commercial and consumer banking		$1,344			$1,379
Mortgage banking	1,095			(48)
Less related party transactions	(1,153)		(2)	(941)		(2)

Net mortgage banking		(58)	(3)		(989)	(3)

Consolidated income before income taxes		$1,286			$390

Identifiable assets:
Commercial and consumer banking		$654,270			$646,647
Mortgage banking		60,430			24,346

Consolidated total assets		$714,700			$670,993

(1)	Includes net interest income of $11,916 and $9,867 for June 30, 2001 and 2000 respectively.
(2)	Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.
(3)	Includes net interest income of $2,781 and $575 for June 30, 2001 and 2000 respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

             Portions of this 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about the Company’s confidence, policies, and strategies, provisions and allowance for credit losses, adequacy of capital levels, and liquidity.  Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation.  The Company assumes no obligation to update forward-looking statements at any time.

The Company

             The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned Subsidiary,  First Mariner Bank (the “Bank”), whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 25 full service branches and 31 Automated Teller Machines.

             The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of  financial products.

             The Company’s executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

             The Company’s total assets were $714,700,000 at June 30, 2001, compared to $677,449,000 at December 31, 2000, increasing $37,251,000 or 5.5% for the first six months of 2001.  Earning assets increased $32,995,000  or 5.2% to $666,432,000 from $633,437,000. Loans outstanding have increased  $19,307,000  or 4.5% and loans held for sale increased by $42,740,000 or 119.3%.  The increase in loans held for sale was primarily attributable to increased mortgage loan origination volume in the first six months of 2000 and to the reclassification of certain loans to loans-held-for sale in the amount of $17,358,000.   Available for sale investment securities decreased by $29,882,000 primarily due to sales of $13,683,000 of securities and principal pay-downs of mortgage backed securities.  Deposits increased by $28,955,000 or 6.1%, while borrowed funds increased $4,459,000 or 2.6%. Stockholders’ equity increased by $2,236,000 or 8.0%, driven by retention of earnings and improvement in market value of securities classified as available for sale.

Investment securities:

(in thousands)	June 30, 2001	December 31, 2000

Investment securities--available for sale:
Mortgage-backed securities	$99,715	$126,985
Trust preferred securities	20,528	20,140
Agency bonds	2,015	5,008
Other bonds	600	600
US Treasury	1,006	1,008
Equity securities	2,989	2,994

Total investment securities--available-for-sale	$126,853	$156,735

The loan portfolio was comprised of the following:

Loan Portfolio Composition (1):
	June 30, 2001		December 31, 2000

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$71,159	15.8%	$70,726	16.5%
Real Estate Construction-Consumer	116,848	26.0%	82,318	19.1%
Real Estate Development and Construction	38,900	8.7%	34,832	8.1%
Real Estate Mortgage:
Residential	72,188	16.1%	98,731	23.0%
Commercial	105,694	23.5%	101,601	23.6%
Consumer	44,516	9.9%	41,790	9.7%

Total loans	$449,305	100.0%	$429,998	100.0%

(1) Amounts presented include adjustments for related unamortized deferred fees and costs.

             The increase in total loans was primarily due to increases in the real estate construction - consumer  category (residential construction loans to individuals) which grew by $34,530,000, and totaled $116,848,000 as of June 30, 2001.  This increase reflects increased origination activity over the past year and a strong local real estate market.  All other categories of loans increased with the exception of residential real estate mortgages which declined by $26,543,000. This decrease was due to payoffs, scheduled runoff and a transfer of $17,358,000 to loans held for sale.

The real estate development and construction portfolio was comprised of the following:  (dollars in thousands)

Real Estate Development and Construction Loan Portfolio (1):
June 30, 2001	December 31, 2000

Amount	Percent	Amount	Percent

Commercial Construction	$21,580	55.4%	$16,332	46.9%
Commercial Acquisition and Construction	224	0.6%	4,596	13.2%
Commercial Land Acquisition	5,309	13.6%	3,836	11.0%
Commercial Acquisition, Development and Construction	2,442	6.3%	1,437	4.1%
Residential Builders Construction	4,925	12.7%	5,752	16.5%
Residential Builders Acquisition and Development	4,194	10.8%	2,769	8.0%
Residential Builders Acquisition, Development and Construction	226	0.6%	110	0.3%

Total Real Estate Development and Construction	$38,900	100.0%	$34,832	100.0%

(1) Amounts presented include adjustments for related unamortized deferred fees and costs.

Credit Risk Management

             The second quarter provision for loan losses in 2001 was $375,000  compared to $300,000 for the same period ended June 30, 2000.  For the six month period ended June 30, 2001, the provision for loan losses totaled $750,000 compared to $380,000 for the six months ended June 30, 2000. The allowance for loan losses totaled $4,948,000 at June 30, 2001 compared to $4,341,000 at December 31, 2000.  As of June 30, 2001 the allowance for loan losses is 1.10% of outstanding loans as compared to 1.01% at December 31, 2000. Notwithstanding the performance of the loans in portfolio, we have increased the allowance for loan losses to guard against a softening of the economy.  Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses
(Dollars in thousands)	Six Months Ended June 30,

	2001	2000

Allowance for loan losses, beginning of year	$4,341	$3,322

Loans charged off:
Commercial	(85)	-
Real estate	(50)	-
Consumer	(78)	(3)

Total loans charged off	(213)	(3)

Recoveries
Commercial	69	-
Real estate	-	-
Consumer	1	5

Total recoveries	70	5

Net chargeoffs	(143)	2

Provision for loan losses	750	380

Allowance for loan losses, end of year	$4,948	$3,704

Loans (net of premiums and discounts)
Period-end balance	449,305	382,765
Average balance during period	443,575	352,490
Allowance as percentage of period-end loan balance	1.10%	0.97%

Percent of average loans:
Provision for loan losses	0.34%	0.22%
Net chargeoffs	0.07%	(0.00)%

             Non-performing assets, expressed as a percentage of total assets, decreased to 0.74% at June 2001, down from 1.00% at December 31, 2000, and 0.85% at June 30, 2000. Decreases in other real estate owned for the period was due to the sale of several residential real estate properties during the quarter.  The decrease in loans on nonaccruing status was mainly due to the transfer of one loan of $350,000 to other real estate owned.

Nonperforming Assets
(Dollars in thousands)
	June 30, 2001	December 31, 2000	June 30, 2000

Nonaccruing loans	$2,579	$3,172	$4,030
Real estate acquired by foreclosure	2,704	3,610	1,702

Total non-performing assets	$5,283	$6,782	$5,732

Loans past-due 90 days or more and accsruing	$785	$701	$2,505

             At June 30, 2001, the allowance for loan losses represented 192% of non-accruing loans compared to 137% at December 31, 2000.  Management believes the allowance for loan losses at June 30, 2001 is adequate.

Deposits

             Deposits totaled $505,837,000 as of June 30, 2001, increasing $28,955,000 or 6.1% from the December 31, 2000 balance of $476,882,000.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.

	June 30, 2001		December 31, 2000

	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$220,513	43.6%	$202,386	42.5%
Regular savings deposits	34,300	6.8%	29,103	6.1%
Time deposits	175,474	34.7%	175,667	36.8%

Total interest-bearing deposits	430,287	85.1%	407,156	85.4%

Noninterest-bearing demand deposits	75,550	14.9%	69,726	14.6%

Total deposits	$505,837	100.0%	$476,882	100.0%

Results of Operations

             Net Income.  For the six months ended June 30, 2001, net income totaled $813,000 compared to $240,000 for the six month period ended June 30, 2000.  Earnings per share for the first six months of 2001 totaled $.22 compared to $.08 per share for the same period of 2000.  Increased net income for the first six months of 2000 was attributable primarily to increases in revenue (net interest income and non interest income) of $3,261,000, partially offset by an increase in noninterest expense of $1,995,000.

             Second quarter 2001 net income was $501,000 compared to earnings of $189,000 for the second quarter of 2000.  Earnings per share for the quarter increased to $.14 from $.06 for the second quarter of 2000. The increase in earnings was due to an increase in revenue (net interest income and noninterest income) of $1,628,000 while noninterest expenses grew by $1,069,000.

             Net Interest Income.  Net interest income for the first six months of 2001 totaled $11,916,000, an increase of 20.8% over $9,867,000 for the six months ended June 30, 2000. The net interest margin for the six month period was 3.63% compared to 3.28% for the comparable period of 2000.

             Interest income increased by $2,777,000, driven by an increase of $57,412,000 in average earning assets. Average loans outstanding increased by $91,085,000 while average investment securities decreased by $55,961,000. Yields on earning assets for the period increased to 8.23% from 8.06%. Interest expense increased by $728,000.  Average interest bearing liabilities increased by $41,946,000. Average interest bearing deposits increased by $68,123,000 and average borrowings declined by $26,177,000.  Rates paid on interest bearing liabilities decreased to 5.05% from 5.15% for the same period in 2000.

             Second quarter net interest income before provision for loan losses was $6,472,000 in 2001, an increase of 29.0% over $5,017,000 for the second quarter of 2000. The net interest margin for the second quarter was 3.81% compared to 3.25% for the comparable period of 2000 as the Bank benefited from the growth in loans and deposits and increased spreads.

             Interest income grew by $1,117,000 reflecting an increase of $60,124,000 in average earning assets. Average loans outstanding increased by $87,158,000 while average investment securities decreased by $66,978,000 and loans held for sale increased by $22,225,000. Yields on earning assets decreased to 8.06% from 8.15% due to decreases in market interest rates. Interest expense decreased by $338,000 as rates paid on interest bearing liabilities decreased to 4.70% from 5.26% for the same period last year. Average deposits increased by $74,418,000 and average borrowings declined by $20,200,000.

Comparative Average Balances, Yields and Rates	For the six months ended June 30,
	2001		2000

	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Assets:
Loans
Commercial Loans and Lines of Credit	$69,188	8.69%	$68,474	8.87%
Comm/Res Construction	38,231	9.72%	19,006	10.73%
Commercial Mortgages	104,188	9.32%	92,673	9.52%
Residential Constr - Cons	94,829	9.98%	39,870	8.92%
Residential Mortgages	95,724	7.95%	95,179	7.47%
Consumer	41,415	7.79%	37,288	7.74%

Total Loans	443,575	8.96%	352,490	8.65%

Loans held for sale	47,387	6.57%	25,162	7.17%
Available for sale securities, at fair value	143,512	6.78%	199,473	7.26%
Interest bearing deposits	9,069	4.72%	9,485	5.64%
Federal Home Loan Bank of Atlanta stock, at cost	4,904	6.93%	4,425	7.71%

Total earning assets	648,447	8.23%	591,035	8.06%

Allowance for loan losses	(4,948)		(3,418)
Cash and other non earning assets	46,622		40,488

Total Assets	$690,121		$628,105

Liabilities and Stockholders' Equity:
Interest bearing deposits
NOW deposits	33,163	1.28%	27,688	1.45%
Savings deposits	31,600	2.49%	25,742	2.79%
Money market deposits	175,127	4.54%	137,258	5.12%
Time deposits	175,354	5.91%	156,433	5.38%

Total interest bearing deposits	415,244	4.70%	347,121	4.77%

Borrowings	174,879	5.88%	201,056	5.82%

Total interest bearing liabilities	590,123	5.05%	548,177	5.15%

Noninterest bearing demand deposits	66,623		53,232
Other liabilites	4,306		5,078
Stockholders' Equity	29,069		21,618

Total Liabilites and Stockholders' Equity	$690,121		$628,105

Net Interest Spread		3.18%		2.91%

Net Interest Margin		3.63%		3.28%

             Noninterest Income —Noninterest income increased $1,212,000 or 30.5% for the six months ended June 30, 2001 to $5,182,000 from $3,970,000 for the same period of 2000, reflecting higher levels of revenue in all major categories. Deposit service charges rose 15.0% as compared to the six months ending June 30, 2000 due to the increased number of deposit accounts.  The number of deposit accounts increased approximately 40% to over 70,000 accounts.  These increases are the result of the continued leveraging of the bank’s branch network and focused marketing and promotion of the retail banking products. ATM fees increased by $97,000 or 14.0% as a result of increased volume of ATM and debit card transactions.  The Bank has entered into a partnership with a third party to provide ATM’s to additional remote locations.  As of June 30, 2001, the Bank has 31 ATM locations that it owns and operates and 16 ATM’s through the third party agreement.  Mortgage banking income and gain on sale of mortgage loans increased by $429,000 due to increased volume of mortgage loans originated and sold into the secondary market.  The volume produced during the first six months of 2001 was $388,872,000 compared to $205,262,000 in 2000.   This increase in revenue generated by increased volume was partially offset by a reduction in pricing and resulting gains due to a higher level of refinancing activity.  Other sources of non interest income increased by $568,000 or 150.7%. Investment fee revenue received from sales of annuities and mutual funds increased $326,000, fees received from sales of customer checks which increased over $68,000, and higher fees from the sale of official checks of  $96,000.

             For the quarter ended June 30 2001, non interest income totaled $2,508,000, increasing $173,000 or 7.4%. Deposit service charges rose 11.5% as compared to the quarter ending June 30, 2000 due primarily to the increased number of deposit accounts.  ATM fees increased by $35,000 or 9.3% as a result of increased volume of ATM and debit card transactions. Mortgage banking income and gain on sale of mortgage loans decreased by $58,000 due to reduced pricing margins.  Other sources of non interest income increased $269,000 reflecting increased revenue received from sales of annuities and mutual funds of $169,000.  Losses on the sales of securities of $51,000 were recognized in the quarter ended June 30, 2001 compared to gains of $115,000 for the same quarter last year.

(Dollars in thousands)	For six months ended June 30,
	2001	2000

Gain on sale of loans	$732	$657
Service fees on deposits	1,745	1,517
ATM fees	789	692
Gain on securities	14	124
Other mortgage banking fees	957	603
Other operating income	945	377

Total noninterest income	$5,182	$3,970

             Noninterest expenses - For the six months ended June 30, 2001 non interest expenses increased $1,995,000 or 15.3% to $15,062,000 compared to $13,067,000 for the same period of 2000.   Increased salary expenses of 7.6% relate to additional personnel costs for new positions due to an increase in the number of loans and deposits and higher commissions paid on mortgage loan originations.  Furniture and fixtures expense increased by $239,000 or 31.0% primarily due to additional depreciation expenses associated with a systems conversion completed in October of 2000. The conversion expenditures included computer upgrades, enhanced software and other hardware. Net occupancy increased $298,000 due to increased rent expense and the cost of additional bank branches and mortgage offices in the first six months of 2001 compared to the same period of 2000.    Printing and office supplies increased due to printing of material relating to new regulations issued by Federal Regulations and start-up costs for new bank branches and mortgage origination offices.  Included in the increase in other expenses is the cost of branch dispositions of $60,000, branch related losses of $139,000, and higher FDIC and corporate insurance costs of $273,000.  Increased expenses related to other real estate owned of $180,000 also contributed to the increased cost in noninterest expenses.

             For the second quarter of 2001, non interest expenses increased $1,069,000 or 15.8% to $7,814,000 compared to $6,745,000 for the same quarter of 2000.   Increases in salary expense relate to the increased personnel costs including several new positions due to the increased number of loans and deposits, as well as higher commission paid on mortgage loan originations.  Increases in furniture and fixtures expense is attributable higher depreciation cost associated with the conversion discussed in the prior paragragh.  Net occupancy increase is due to the increased number of bank branches and mortgage origination.  Increases in other operating expenses reflect increased cost of other real estate owned, branch related losses, the abandonment of property and higher FDIC and corporate insurance costs.

	For six months ended June 30,
(Dollars in thousands)	2001	2000

Salaries and employee benefits	$7,043	$6,545
Net occupancy	2,004	1,706
Deposit insurance premiums	272	36
Furniture, fixtures and equipment	1,009	770
Professional services	293	260
Advertising	480	500
Data processing	804	775
ATM servicing expenses	324	308
Printing/Office supplies	446	359
Service & maintenance	476	437
OREO expense	194	14
Other	1,717	1,357

Total noninterest expense	$15,062	$13,067

             Income Taxes- The Company recorded income tax expense of $473,000 on income before taxes of $1,286,000, resulting in an effective tax rate of 36.78% for the six month period ended June 30, 2001 in comparison to income tax expense of $150,000 on income before taxes of $390,000, resulting in an effective tax rate of 38.46% for the six month period ended June 30, 2000.  The decrease in the effective tax rate reflects higher levels of tax exempt income for state income tax purposes.

Liquidity and Capital Resources

             Stockholders’ equity increased $2,236,000in the first six months of 2001 to $30,085,000 from $27,849,000 as of December 31, 2000.   The change is mostly due to the decrease in accumulated other comprehensive losses which decreased $1,330,000 as a result of improved levels of mark-to-market investments as interest rates declined during the period. Also contributing to the increased capital levels is net income of $813,000 for the first six months of 2001 and $93,000 of proceeds from the sale of stock under the company stock purchase plan.

             A cash dividend was paid on February 29, 2000 for the fourth quarter of 1999.  The Company’s Board of directors suspended the cash dividend for the remainder of 2000 and 2001 in order to retain capital to fund the continued strong asset growth and does not intend to reinstate a cash dividend until earnings are sufficient to generate adequate internal capital to support growth.

             Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets.  Banks and bank holding companies are required to maintain capital levels based on their “risk adjusted” assets so that categories of assets with higher “defined” credit risks will require more capital support than assets with lower risk.  Additionally, capital must be maintained to support certain off-balance sheet instruments.

             The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At June 30,

	(unaudited)
	2001	2000

Regulatory capital ratios
Leverage
Consolidated	6.0%	6.0%
The Bank	6.6%	6.2%
Tier 1 capital to risk weighted assets
Consolidated	8.4%	9.4%
The Bank	9.2%	9.7%
Total capital to risk weighted assets
Consolidated	11.5%	13.1%
The Bank	10.2%	10.6%

             The Bank’s principal sources of liquidity are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, stock investments, money market mutual funds, interest bearing deposit and available-for-sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time and are influenced by anticipated deposit flows and loan growth.

             The Bank is operating under a memorandum of understanding with the FDIC and the Maryland Commissioner of Financial Regulation (“Maryland Commissioner”) that generally directs the Bank’s board of directors to analyze and review our growth strategy and access to capital, including their impact on the Bank’s earnings, to improve our operating performance and internal controls, and to monitor transactions with affiliates.  Additionally, the Company is operating under a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRBR”) in which our board of directors agrees not to incur additional debt at the parent level without prior FRBR approval, to ensure that our dividend policy complies with the November 14, 1985 policy statement issued by the Board of Governors of the Federal Reserve System (“FRB”) regarding the payment of dividends that is applicable to all bank holding companies, to conserve cash, to monitor transactions with affiliates, to reduce interest rate risk, and to develop a capital plan.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2001, the Company had a one year cumulative negative gap of approximately $7 million.

             In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At December 31, 2000, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase of 200 basis points over a one year period, the Company’s net interest income would decrease by 2% if rates were to increase and decrease by 1% if rates were to decline.

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

FIRST MARINER BANCORP

Date:	8/14/01	By: / s/ Edwin F. Hale Sr.
Edwin F. Hale Sr. Chairman and Chief Executive Officer

Date:	8/14/01	By: / s/ Mark A. Keidel
Mark A. Keidel Chief Financial Officer