Form 10-Q
period 2001-09-30
FIRST MARINER BANCORP
filed 2001-11-14
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2001.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________________.

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

Yes  ☒  No ☐

The number of shares of common stock outstanding as of November 13, 2001 is 5,360,355 shares.

FIRST MARINER BANCORP

INDEX

PART  I - FINANCIAL INFORMATION

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2001	2000
ASSETS	(unaudited)
	(Dollars in thousands,
	except per share data)

Cash and due from banks	$21,536	$19,095
Interest-bearing deposits	23,579	6,344
Available-for-sale securities, at fair value	126,675	156,735
Loans held for sale	58,979	35,821
Loans receivable	467,312	429,998
Allowance for loan losses	(5,310)	(4,341)
Loans, net	462,002	425,657
Other real estate owned	2,344	3,610
Federal Home Loan Bank of Atlanta stock, at cost	4,000	4,539
Property and equipment, net	14,595	14,263
Accrued interest receivable	4,341	4,413
Deferred income taxes	1,492	3,368
Prepaid expenses and other assets	5,226	3,604
Total assets	$724,769	$677,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$551,811	$476,882
Borrowings	90,923	99,166
Repurchase agreements	25,000	48,399
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	21,450	21,450
Accrued expenses and other liabilities	3,205	3,703
Total liabilities	692,389	649,600

Stockholders' equity
Common stock, $.05 par value; 20,000,000 shares authorized; 3,628,058 and 3,610,808 shares issued and outstanding, respectively	182	181
Additional paid-in capital	36,237	36,103
Accumulated deficit	(3,779)	(5,253)
Accumulated other comprehensive loss	(260)	(3,182)
Total stockholders' equity	32,380	27,849

Total liabilities and stockholders' equity	$724,769	$677,449

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income:
Loans	$11,124	$9,849	$32,575	$26,089
Investments	2,199	3,597	7,444	11,276
Total interest income	13,323	13,446	40,019	37,365

Interest expense:
Deposits	4,424	4,841	14,106	13,071
Borrowed funds and other	2,120	3,383	7,218	9,205
Total interest expense	6,544	8,224	21,324	22,276
Net interest income	6,779	5,222	18,695	15,089

Provision for loan losses	425	300	1,175	680

Net interest income after provision for loan losses	6,354	4,922	17,520	14,409

Noninterest income:
Gain on sale of mortgage loans	768	491	1,500	1,148
Other mortgage banking revenue	442	328	1,399	931
ATM Fees	412	382	1,201	1,074
Service fees on deposits	857	829	2,602	2,346
Gain on sales of investment securities	23	116	37	240
Other	469	225	1,414	602

Total noninterest income	2,971	2,371	8,153	6,341

Noninterest expenses:
Salaries and employee benefits	3,915	3,534	10,958	10,079
Net occupancy	1,339	939	3,343	2,645
Furniture, fixtures and equipment	520	416	1,529	1,186
Professional services	194	133	487	393
Advertising	261	228	741	728
Data processing	371	407	1,175	1,182
Other	1,671	1,341	5,100	3,852

Total noninterest expenses	8,271	6,998	23,333	20,065

Income before taxes	1,054	295	2,340	685

Provision for income taxes	393	114	866	264

Net income	$661	$181	$1,474	$421

Net income per common share:
Basic	$0.18	$0.06	$0.41	$0.13
Diluted	0.18	0.06	0.41	0.13

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2001 and 2000

Cash flows from operating activities:	2001	2000
	(dollars in thousands)
Net income	$1,474	$421
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,775	1,474
Amortization of unearned loan fees and costs, net	(1,045)	(326)
Amortization of premiums and discounts on loans	13	20
Amortization of premiums and discounts on mortgage-backed securities, net	313	130
Gain on sale of investment securities	(37)	(240)
Increase (decrease) in accrued interest receivable	72	(1,231)
Provision for loan losses	1,175	680
Increase in mortgage loans held-for-sale	(23,158)	(13,438)
Increase in prepaids and other assets	(1,482)	(1,370)
Decrease in accrued expenses and other liabilities	(498)	(13,362)
Net cash used in operating activities	(21,398)	(27,242)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(36,488)	(90,035)
Purchases of property and equipment	(2,107)	(4,750)
Sales (purchases) of Federal Home Loan Bank of Atlanta stock	539	(2,024)
Purchases of available for sale securities	(10,379)	(18,942)
Sales of available for sale securities	16,159	23,417
Maturity of available for sale securities	5,000	13,899
Principal repayments of available for sale securities	23,662	-
Construction disbursements-other real estate owned	(146)	(903)
Sales of other real estate owned	1,412	491
Net cash used in investing activities	(2,348)	(78,847)
Cash flows from financing activities:
Net increase in deposits	74,929	90,751
Net decrease in other borrowings	(20,867)	(26,003)
Proceeds from advances from Federal Home Loan Bank of Atlanta	237,500	324,275
Repayment of advances from Federal Home Loan Bank of Atlanta	(248,275)	(299,800)
Proceeds from stock issuance, net	135	99
Dividends paid	-	(63)
Net cash provided by financing activities	43,422	89,259
Increase (decrease) in cash and cash equivalents	19,676	(16,830)
Cash and cash equivalents at beginning of period	25,439	43,836
Cash and cash equivalents at end of period	$45,115	$27,006
Supplemental information:
Interest paid on deposits and borrowed funds	$21,755	$21,288
Real estate acquired in satisfaction of loans	430	575
Income taxes paid	1,325	661

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Nine months ended
	September 30,
	2001	2000
	(Unaudited)
	(dollars in thousands)
Net income	$1,474	$421
Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax of $1,793 and $1,170, respectively)	2,922	1,859
Less: reclassification adjustment for gains (net of taxes of $22 and $93, respectively) included in net income	36	148
Total other comprehensive income	2,886	1,711
Total comprehensive income	$4,360	$2,132

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

            Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income-basic and diluted	$661	$181	$1,474	$421
Weighted-average shares outstanding	3,628,138	3,186,967	3,619,611	3,176,660
Dilutive securities-options and warrants	22,934	-	13,334	-
Adjusted weighted-average shares outstanding-dilutive	3,651,072	3,186,967	3,632,945	3,176,660

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

For the nine month period ended:
(dollars in thousands)	September 30, 2001			September 30, 2000
Total revenue:
Commercial and consumer banking		23,355	(1)		$18,273	(1)
Mortgage banking	5,260			3,745
Less related party transactions	(1,767)		(2)	(588)		(2)
Net mortgage banking		3,493	(3)		3,157	(3)
Consolidated revenue		26,848			$21,430
Income (loss) before income taxes:
Commercial and consumer banking		1,846			$1,355
Mortgage banking	2,261			(82)
Less related party transactions	(1,767)		(2)	(588)		(2)
Net mortgage banking		494	(3)		(670	)(3)
Consolidated income before income taxes		2,340			$685

Identifiable assets:
Commercial and consumer banking		665,790			$668,224
Mortgage banking		58,979			26,025
Consolidated total assets		724,769			$694,249

(1) Includes net interest income of $18,695 and $15,089 for September 30, 2001 and 2000 respectively.

(2) Management's policy for the mortgage banking segment is to recognize a value for loans sold to the Bank at market prices determined on a loan by loan basis.

(3) Includes net interest income of $4,872 and $1,078 for September 30, 2001 and 2000 respectively.

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

            The Company’s executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

            The Company’s total assets were $724,769,000 at September 30, 2001, compared to $677,449,000 at December 31, 2000, increasing $47,320,000 or 7.0% for the first nine months of 2001.  Earning assets increased $47,108,000or 7.4% to $680,545,000 from $633,437,000. Loans outstanding have increased $37,314,000 or 8.7% and loans held for sale increased by $23,158,000 or 64.6%.  The increase in loans held for sale was primarily attributable to increased mortgage loan origination volume in the first nine months of 2001. Available for sale investment securities decreased by $30,060,000 primarily due to sales of $16,159,000 of securities and principal pay-downs of mortgage backed securities.  Deposits increased by $74,929,000 or 15.7%, while borrowed funds decreased $8,243,000 or 8.3% and repurchase agreements decreased by $23,399,000 or 48.3%. Stockholders’ equity increased by $4,531,000 or 16.3%, driven by retention of earnings and improvement in market value of securities classified as available for sale.

	September 30,	December 31,
(in thousands)	2001	2000

Investment securities--available for sale:
Mortgage-backed securities	$93,923	$126,985
Trust preferred securities	20,921	20,140
Agency bonds	-	5,008
Other bonds	600	600
US Treasury	9,009	1,008
Equity securities	2,222	2,994
Total investment securities--available-for-sale	$126,675	$156,735

The loan portfolio was comprised of the following:

Loan Portfolio Composition (1):

	September 30, 2001		December 31, 2000
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$66,929	14.3%	$70,726	16.5%
Real Estate Construction-Consumer	125,220	26.8%	82,318	19.1%
Real Estate Development and Construction	40,848	8.7%	34,832	8.1%
Real Estate Mortgage:
Residential	65,386	14.0%	98,731	23.0%
Commercial	124,027	26.5%	101,601	23.6%
Consumer	44,902	9.7%	41,790	9.7%

Total loans	$467,312	100.0%	$429,998	100.0%

(1) Amounts presented include adjustments for related unamortized deferred fees and costs.

The increase in total loans was primarily due to increases in the real estate construction - consumer category (residential construction loans to individuals) which grew by $42,902,000, and totaled $125,220,000 as of September 30, 2001.  This increase reflects increased origination activity over the past year and a strong local real estate market.  All other categories of loans increased with the exception of residential real estate mortgages which declined by $33,345,000 and commercial loans decreased by $3,797,000. The decrease in residential real estate loans was due to payoffs, scheduled runoff and sales of residential mortgages.

The real estate development and construction portfolio was comprised of the following:  (dollars in thousands)

Real Estate Development and Construction Loan Portfolio (1):

	September 30, 2001		December 31, 2000
	Amount	Percent	Amount	Percent
Commercial Construction	19,770	48.4%	16,332	46.9%
Commercial Acquisition and Construction	362	0.9%	4,596	13.2%
Commercial Land Acquisition	5,313	13.0%	3,836	11.0%
Commercial Acquisition, Development and Construction	2,849	7.0%	1,437	4.1%
Residential Builders Construction	6,569	16.0%	5,752	16.5%
Residential Builders Acquisition and Development	4,024	9.9%	2,769	8.0%
Residential Builders Acquisition	1,030	2.5%	-	0.0%
Residential Builders Acquisition, Development and Construction	931	2.3%	110	0.3%
Total Real Estate-Development and Construction	40,848	100.0%	34,832	100.0%

Credit Risk Management

            The third quarter provision for loan losses in 2001 was $425,000 compared to $300,000 for the same period ended September 30, 2000.  For the nine month period ended September 30, 2001, the provision for loan losses totaled $1,175,000 compared to $680,000 for the nine months ended September 30, 2000. The allowance for loan losses totaled $5,310,000 at September 30, 2001 compared to $4,341,000 at December 31, 2000.  As of September 30, 2001 the allowance for loan losses is 1.14% of outstanding loans as compared to 1.01% at December 31, 2000. Notwithstanding the performance of the loans in portfolio, we have increased the allowance for loan losses to guard against a softening of the economy.  Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses
(Dollars in thousands)	Nine Months Ended September 30,
	2001	2000
Allowance for loan losses, beginning of year	$4,341	$3,322

Loans charged off:
Commercial	(135)	(57)
Real estate	(50)	(15)
Consumer	(92)	(10)
Total loans charged off	(277)	(82)

Recoveries
Commercial	69	-
Real estate	-	-
Consumer	2	8
Total recoveries	71	8

Net chargeoffs	(206)	(74)

Provision for loan losses	1,175	680

Allowance for loan losses, end of year	$5,310	$3,928

Loans (net of premiums and discounts)
Period-end balance	467,312	419,795
Average balance during period	451,286	368,243
Allowance as percentage of period-end loan balance	1.14%	0.94%

Percent of average loans:
Provision for loan losses	0.35%	0.25%
Net chargeoffs	0.06%	0.03%

            Non-performing assets, expressed as a percentage of total assets, decreased to 0.49% at September 2001, down from 1.00% at December 31, 2000, and 0.89% at September 30, 2000. Decreases in other real estate owned for the period was due to the sale of several residential real estate properties during the quarter.  The decrease in loans on nonaccruing status was mainly due to the transfer of two loans of $430,000 to other real estate owned and the resolution of one loan for $631,000.

Nonperforming Assets
(Dollars in thousands)
	September 30,	December 31,	September 30,
	2001	2000	2000
Nonaccruing loans	$1,325	$3,172	$4,411
Real estate acquired by foreclosure	2,344	3,610	1,771

Total non-performing assets	$3,669	$6,782	$6,182

Loans past-due 90 days or more and accruing	$1,316	$701	$1,493

            At September 30, 2001, the allowance for loan losses represented 400% of non-accruing loans compared to 137% at December 31, 2000.  Management believes the allowance for loan losses at September 30, 2001 is adequate.

Deposits

            Deposits totaled $551,811,000 as of September 30, 2001, increasing $74,929,000 or 15.7% from the December 31, 2000 balance of $476,882,000.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.

	September 30, 2001		December 31, 2000
		Percent		Percent
	Balance	of Total	Balance	of Total

NOW & money market savings deposits	$217,976	39.5%	$202,386	42.5%
Regular savings deposits	35,862	6.5%	29,103	6.1%
Time deposits	218,997	39.7%	175,667	36.8%
Total interest-bearing deposits	472,835	85.7%	407,156	85.4%
Noninterest-bearing demand deposits	78,976	14.3%	69,726	14.6%
Total deposits	$551,811	100.0%	$476,882	100.0%

Results of Operations

            Net Income.  For the nine months ended September 30, 2001, net income totaled $1,474,000 compared to $421,000 for the nine month period ended September 30, 2000.  Earnings per share for the first nine months of 2001 totaled $.41 compared to $.13 per share for the same period of 2000.  Increased net income for the first nine months of 2001 was attributable primarily to increases in revenue (net interest income and non interest income) of $5,418,000, partially offset by an increase in noninterest expense of $3,268,000.

Third quarter 2001 net income was $661,000 compared to earnings of $181,000 for the third quarter of 2000.  Earnings per share for the quarter increased to $.18 from $.06 for the third quarter of 2000. The increase in earnings was due to an increase in revenue (net interest income and noninterest income) of $2,157,000 while noninterest expenses grew by $1,273,000.

Net Interest Income.  Net interest income for the first nine months of 2001 totaled $18,695,000, an increase of 23.9% over $15,089,000 for the nine months ended September 30, 2000. The net interest margin for the nine month period was 3.76% compared to 3.26% for the comparable period of 2000.

Net interest income increased by $3,606,000, driven by an increase of $48,330,000 in average earning assets. Average loans outstanding increased by $84,146,000 while average investment securities decreased by $56,466,000 and average loans held for sale increased $20,650,000. Yields on earning assets for the period decreased to 8.11% from 8.17%. Interest expense decreased by $952,000.  Average interest bearing liabilities increased by $30,338,000. Average interest bearing deposits increased by $66,029,000 and average borrowings declined by $35,691,000.  Rates paid on interest bearing liabilities decreased to 4.81% from 5.29% for the same period in 2000 as a result of the decline in general interest rates.

Third quarter net interest income before provision for loan losses was $6,779,000 in 2001, an increase of 29.8% over $5,222,000 for the third quarter of 2000. The net interest margin for the third quarter was 4.00% compared to 3.24% for the comparable period of 2000 as the Bank benefited from the growth in loans and deposits and increased spreads.

Net interest income grew by $1,557,000 for the quarter reflecting an increase of $29,678,000 in average earning assets. Average loans outstanding increased by $80,634,000 while average investment securities decreased by $57,482,000 and loans held for sale increased by $6,526,000. Yields on earning assets decreased to 7.90% from 8.36% due to decreases in market interest rates. Interest expense decreased by $1,680,000 as rates paid on interest bearing liabilities decreased to 4.35% from 5.53% for the same period last year. Average deposits increased by $61,673,000 and average borrowings declined by $54,443,000.

	For the nine months ended September 30,
	2001		2000
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
Assets:
Loans
Commercial Loans and LOC	$70,537	8.41%	$69,225	9.03%
Comm/Res Construction	38,354	9.27%	20,983	10.89%
Commercial Mortgages	108,212	9.20%	95,299	9.47%
Residential Constr - Cons	104,517	9.74%	45,005	9.32%
Residential Mortgages	87,579	8.29%	98,187	7.60%
Consumer	42,087	7.47%	38,441	7.84%
Total Loans	451,286	8.87%	367,140	8.78%

Loans held for sale	52,060	6.11%	31,410	7.23%
Available for sale securities, at fair value	135,543	6.77%	194,992	7.27%
Interest bearing deposits	11,227	3.72%	8,021	5.82%
Federal Home Loan Bank of Atlanta stock, at cost	4,774	6.89%	4,997	7.74%

Total earning assets	654,890	8.11%	606,560	8.17%

Allowance for loan losses	(4,948)		(3,539)
Cash and other non earning assets	43,551		40,637

Total Assets	$693,493		$643,658

Liabilities and Stockholders' Equity
Interest bearing deposits
NOW deposits	33,480	1.24%	28,236	1.44%
Savings deposits	32,665	2.31%	26,764	2.78%
Money market deposits	175,897	4.08%	144,181	5.27%
Time deposits	182,047	5.77%	158,879	5.48%
Total interest bearing deposits	424,089	4.45%	358,060	4.88%

Borrowings	168,508	5.73%	204,199	6.02%

Total interest bearing liabilities	592,597	4.81%	562,259	5.29%

Noninterest bearing demand deposits	69,294		55,554
Other liabilites	2,125		4,196
Stockholders Equity	29,477		21,649

Total Liabilites and Stockholders' Equity	$693,493		$643,658

Net Interest Spread		3.30%		2.87%

Net Interest Margin		3.76%		3.26%

            Noninterest Income --Noninterest income increased $1,812,000 or 28.6% for the nine months ended September 30, 2001 to $8,153,000 from $6,341,000 for the same period of 2000, reflecting higher levels of revenue in all major categories. Deposit service charges rose 10.9% as compared to the nine months ending September 30, 2000 due to the increased number of deposit accounts.  The number of deposit accounts increased approximately 45% to over 77,000 accounts.  These increases are the result of the continued leveraging of the bank’s branch network and focused marketing and promotion of the retail banking products. ATM fees increased by $127,000 or 11.8% as a result of increased volume of ATM and debit card transactions.  The Bank has entered into a partnership with a third party to provide ATM’s to additional remote locations.  As of September 30, 2001, the Bank has 31ATM locations that it owns and operates and 6 ATM’s through the third party agreement.  Mortgage banking income and gain on sale of mortgage loans increased by $352,000 due to increased volume of mortgage loans originated and sold into the secondary market.  The volume produced during the first nine months of 2001 was $603,820,000 compared to $343,263,000 in 2000.   This increase in revenue generated by increased volume was partially offset by a reduction in pricing and resulting gains due to a higher level of refinancing activity.  Other sources of noninterest income increased by $812,000 or 134.9%. Investment fee revenue received from sales of annuities and mutual funds increased $482,000, fees received from sales of customer checks which increased over $94,000, and higher fees from the sale of official checks of  $216,000.

             For the quarter ended September 30 2001, noninterest income totaled $2,971,000, increasing $600,000 or 25.3%. Deposit service charges rose 3.4% as compared to the quarter ending September 30, 2000 due primarily to the increased number of deposit accounts.  ATM fees increased by $30,000 or 7.9% as a result of increased volume of ATM and debit card transactions. Mortgage banking income and gain on sale of mortgage loans increased by $391,000 due to increased volume of originations and increased number of sales of residential real estate loans.  Other sources of noninterest income increased $244,000 reflecting increased revenue received from sales of annuities and mutual funds of $144,000.

(Dollars in thousands)	For nine months ended September 30,
	2001	2000

	Amount	Amount

Gain on sale of loans	$1,500	$1,148
Service fees on deposits	2,602	2,346
ATM fees	1,201	1,074
Gain on securities	37	240
Other mortgage banking fees	1,399	931
Other operating income	1,414	602
Total noninterest income	$8,153	$6,341

Noninterest expenses - For the nine months ended September 30, 2001 noninterest expenses increased $3,268,000 or 16.3% to $23,333,000 compared to $20,065,000 for the same period of 2000. Increased salary expenses of 8.7% relate to additional personnel costs for new positions due to an increase in the number of loans and deposits and higher commissions paid on mortgage loan originations.  Furniture and fixtures expense increased by $343,000 or 28.9% primarily due to additional depreciation expenses associated with a systems conversion completed in October of 2000. The conversion expenditures included computer upgrades, enhanced software and other hardware. Net occupancy increased $698,000 due to increased rent expense and the cost of additional bank branches and mortgage offices in the first nine months of 2001 compared to the same period of 2000.  Also included is the cost of branch dispositions of $350,000 as a result of the bank’s plans to close two branch locations prior to the termination of the bank leases.    Printing and office supplies increased due to printing of material relating to new regulations issued by Federal Regulators and start-up costs for new bank branches and mortgage origination offices.  Included in the increase in other expenses is the costs of branch related losses of $203,000, and higher FDIC and corporate insurance costs of $332,000.  Increased expenses related to other real estate owned of $365,000 also contributed to the increased cost in noninterest expenses.

For the third quarter of 2001, noninterest expenses increased $1,273,000 or 18.2% to $8,271,000 compared to $6,998,000 for the same quarter of 2000.   Increases in salary expense relate to the increased personnel costs including several new positions due to the increased number of loans and deposits, as well as higher commission paid on mortgage loan originations.  Increases in furniture and fixtures expense is attributable higher depreciation cost associated with the conversion discussed in the prior paragragh.  Net occupancy increase is due to the increased number of bank branches and mortgage origination, also included is the cost of branch dispositions as discussed above.  Increases in other operating expenses reflect increased cost of other real estate owned, branch related losses, the abandonment of property and higher FDIC and corporate insurance costs.

	For nine months ended September 30,
(Dollars in thousands)	2001	2000

	Amount	Amount
Salaries and employee benefits	$10,958	$10,079
Net occupancy	3,343	2,645
Deposit insurance premiums	332	87
Furniture, fixtures and equipment	1,529	1,186
Professional services	487	393
Advertising	741	728
Data processing	1,175	1,182
ATM servicing expenses	523	471
Printing/Office supplies	647	509
Service & maintenance	700	659
OREO expense	365	26
Other	2,533	2,100
Total noninterest expense	$23,333	$20,065

Income Taxes-  The Company recorded income tax expense of $866,000 on income before taxes of $2,340,000, resulting in an effective tax rate of 37.01% for the nine month period ended September 30, 2001 in comparison to income tax expense of $264,000 on income before taxes of $685,000, resulting in an effective tax rate of 38.54% for the nine month period ended September 30, 2000.  The decrease in the effective tax rate reflects higher levels of tax exempt income for state income tax purposes.

Liquidity and Capital Resources

            Stockholders’ equity increased $4,531,000in the first nine months of 2001 to $30,085,000 from $27,849,000 as of December 31, 2000.   The change is mostly due to the decrease in accumulated other comprehensive losses which decreased $2,922,000 as a result of improved levels of mark-to-market investments as interest rates declined during the period. Also contributing to the increased capital levels is net income of $1,474,000 for the first nine months of 2001 and $135,000 of proceeds from the sale of stock under the company stock purchase plan.

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

            The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At September 30,
	(unaudited)
	2001	2000
Regulatory capital ratios
Leverage
Consolidated	6.1%	5.8%
The Bank	6.8%	5.9%
Tier 1 capital to risk weighted assets
Consolidated	8.3%	8.8%
The Bank	9.2%	9.0%
Total capital to risk weighted assets
Consolidated	11.3%	12.3%
The Bank	10.2%	9.9%

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

            The Company completed a secondary public offering of 1,500,000 shares on October 11, 2001 at a price to the public of $7.25 per share.  The Company received net proceeds of approximately $10.0 million from the sale of its shares after deducting the underwriting discounts and expenses.

            On November 2, 2001, the underwriters exercised the option of issuing additional shares of the Company.  The number of shares issued was 225,000 at a price to the public of $7.25 and the Company received net proceeds of $1.5 million after deducting the underwriting discounts.

            Table above does not reflect the additional capital raised.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2001, the Company had a one year cumulative positive gap of approximately $30 million.

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

a.          Reports on Form 8-K-

SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	11/14/01	By: /s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/14/01	By: /s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer