Form 10-K
period 2001-12-31
FIRST MARINER BANCORP
filed 2002-04-01
CIK 946090

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 0-21815

FIRST MARINER BANCORP
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	52-1834860 (IRS Employer Identification Number)
1801 South Clinton Street, Baltimore, MD (Address of principal executive offices)	21224 (zip code)

410-342-2600
(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK, par value $0.05 per share

(Title of Class)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as March 26, 2002 was $52,996,238.

        The number of shares of common stock outstanding as of March 26, 2002 is 5,374,872 shares.

        Documents incorporated by reference:

        Proxy Statement—Part III

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2001

FORWARD-LOOKING STATEMENTS

        Part I and Part II of this Annual Report on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this From 10-k, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company's business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp (the "Company") is a bank holding company whose business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank ("the Bank"). The Bank, which was formed in 1995 through mergers of several local financial institutions, serves central Maryland, portions of Maryland's Eastern Shore and portions of Virginia. The Bank is headquartered in Baltimore City. On January 1, 2002, the Bank consolidated the operations of its wholly-owned subsidiary, First Mariner Mortgage Corporation into a newly formed operating division of the Bank titled First Mariner Mortgage.

        The Bank, whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") is an independent community bank engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses. The Bank delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

        Since the Company's formation in 1995, the business strategy has focused on development of an operational and retail distribution infrastructure to create a platform to support the generation of assets and deposits. At its inception the Bank had 20 employees, four full service branches and two ATM's in the Baltimore region, with total assets of $35.2 million, loans of $20.4 million, and deposits of $24.6 million. Since that time, assets have grown at an average compound annual growth rate of 50%. At December 31, 2001, the Company had 483 employees, 24 full service branches, and approximately 170 ATMS (29 owned) and 141 available to customers through third party agreements) ATM's, with total assets of $777.9 million, loans of $468.9 million and deposits of $600.6 million. Net income for the period ending December 31, 2001 was $2.3 million.

        The Company's executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600.

Business Strategy

        The Company's initial strategy involved building a network of banking branches and ATMs to capture market share and build a community franchise for stockholders, customers and employees. Having developed this infrastructure, the focus is now on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, and ATMs that were established during the infrastructure expansion phase. The Company believes its current strategy to grow assets and increase profitability will not require substantial expansion of the existing infrastructure.

        To continue asset growth and profitability, the Company's marketing strategy is targeted to:

  •
  Capitalize on a personal relationship approach that the Company believes differentiates itself from its larger competitors;

  •
  Provide customers with access to local executives who make key credit and other decisions;

  •
  Pursue commercial lending opportunities with small to mid-sized businesses that are underserved by larger competitors;

  •
  Develop innovative financial products and services to generate additional sources of revenue;

  •
  Cross-sell products and services to existing customers to leverage relationships and enhance profitability;

  •
  Review branch performance from time to time to evaluate possible consolidations that may increase efficiency; and

  •
  Adhere to rigorous credit standards to maintain the continued quality of assets as the Company implements its growth strategy.

Banking Services

        Commercial Banking.    The Bank focuses its commercial loan originations on small and mid-sized business (generally up to $20.0 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. The Bank offers a range of cash management services and deposit products to its commercial customers. Computerized banking is currently available to the Bank's commercial customers.

        Retail Banking.    The Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Bank to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, the Bank offers contemporary products and services, such as debit cards, mutual funds and annuities, and Internet banking and electronic bill payment services. Consumer loan products offered by the Bank include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, unsecured personal credit lines and the debit card.

        Mortgage Banking.    The Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale on the secondary market, as well as the origination of loans to be held in the Bank's loan portfolio. Mortgage banking capabilities include the Federal Housing Administration ("FHA") and/or the federal Veterans Administration ("VA"); conventional and nonconforming mortgage underwriting; and construction and permanent financing. The Bank intends to improve its competitive position in this market by streamlining the mortgage underwriting process through the introduction of advanced technology.

        Community Reinvestment Act.    The Bank has a strong commitment to its responsibilities under the federal Community Reinvestment Act (the "CRA") and actively searches for opportunities to meet the development needs of all members of the community it serves, including persons of low to moderate income in a manner consistent with safe and sound banking practices. The Bank currently fulfills this commitment by participating in loan programs sponsored or guaranteed by the United States Small Business Administration, the FHA, the VA, the federal Community Development Act, the Maryland Industrial Development Financing Authority, and the Settlement Expense Loan Program.

Lending Activities

        Loan Portfolio Composition.    At December 31, 2001, the Bank's loan portfolio totaled $468.7 million, representing approximately 60.3% of its total assets of $777.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2001 for more detailed information concerning the composition of the loan portfolio.

        Commercial Loans.    The Bank originates secured and unsecured loans for business purposes. Less than one percent of all commercial loans are unsecured. Loans are made to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral which secures the loan. It is the Bank's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

        Real Estate Development and Construction Loans.    The Bank provides interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy the single family dwellings. Real estate development and construction loans that provide interim financing on the property are generally made for 80% or less of the appraised value of the property. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

        Loans to individuals for the construction of their primary residences are typically secured by the property under construction, they frequently include additional collateral (such as second mortgage on the borrower's present home), and commonly have maturities of nine to 12 months.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2001 for more detailed information concerning real estate development and construction lending.

        Residential Real Estate Mortgage Loans.    The Bank's mortgage division originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. The Bank will place some of these loans into its portfolio, although the substantial majority are sold to investors.

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

        Consumer Loans.    The Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years, although the Bank does offer a 90% loan to value product. The interest rates on closed-end home equity loans are generally fixed, while interest rates on home equity lines of credit are variable.

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

        The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000. The loan committee of the board of directors is authorized to approve loans up to the Bank's legal lending limit, which currently approximates $9.1 million as of December 31, 2001. The Bank has established an in-house limit of $3.0 million, which is reviewed periodically by the board of directors. The loan committee will approve loans in excess of the in-house limit on an exception basis.

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

        The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank's market area offer certain services such as trust and international banking, which the Bank does not offer, and have greater financial resources or have substantially higher lending limits than does the Bank.

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

        State Bank Holding Company Regulation.    As a Maryland bank holding company, the Company is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation. Also, a bank holding company and its Maryland chartered bank or trust company cannot directly or indirectly acquire banking or nonbanking subsidiaries or affiliates until the bank or trust company receives the approval of the Maryland Commissioner.

        Federal and State Bank Regulation.    The Company's banking subsidiary is a Maryland chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

        In its lending activities, the maximum legal rate of interest, fees and charges which a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount which may be loaned to any one customer and the related interest to a financial institution's capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

        The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

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

Deposit Insurance

        As a FDIC member institution, deposits of the Bank are currently insured to a minimum of $100,000 per depositor through the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund ("BIF"). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company or bank and trust companies that have acquired SAIF deposits. The Bank is a converted federal savings bank; therefore, its deposits are insured through SAIF. Mergers or transfers of assets between SAIF and BIF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

        The FDIC is required to establish the semi-annual assessments for BIF- and SAIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25% of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund.

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

Capital Requirements

        The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

        A banking organization's risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (subject to certain limitations), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 2001, the Bank's ratio of Tier 1 to risk-weighted assets stood at 10.0% and its ratio of total capital to risk-weighted assets stood at 11.0%. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. At December 31, 2001, the Bank's leverage capital ratio stood at 7.4%.

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

  Federal Deposit Insurance Corporation Improvement Act of 1991

        In December, 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

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

        Riegle-Neal also authorizes the federal banking agencies to approve de novo interstate branching by national and state banks in states which specifically allow for such branching. To the Company's knowledge, only two states, Texas and Montana, have opted out of the Riegle-Neal provisions relating to interstate mergers, acquisitions of branches and establishment of de novo branches. The Company anticipates that Riegle-Neal may increase competition within the market in which the Company operates, although the Company cannot predict the timing or the extent of such increased competition.

Financial Services Modernization

        Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act ("GLBA") revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. GLBA also permits certain qualified national banks to form "financial subsidiaries," which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The range of activities in which bank holding companies and their subsidiaries may engage is not as broad, and GLBA may increase the competition the Company encounters.

Regulatory Agreements

        The Company and the Bank had previously been operating under agreements ("Memoranda of Understanding") with the Maryland Commissioner of Financial Regulation, the FDIC, and the Federal Reserve Bank of Richmond to improve operating earnings and internal controls, to review and analyze the Company's growth strategy and access to capital, and monitor transactions with affiliates. Based upon the most recent examination completed in 2002 by all of those regulators, the Company and the Bank have complied with the provisions of these agreements and the agreements have been terminated.

ITEM 2    PROPERTY

        The principal executive offices of the Company and the main office of the Bank are located at 1801 South Clinton Street, Baltimore, Maryland. The Company and the Bank lease approximately 40,000 square feet of space at this location. Annual rent for this space is approximately $554,000, of which $519,000 is allocated for 38,830 square feet of office and $35,000 is allocated for 1,170 square feet of Bank branch space and drive-up banking and customer parking facilities. The Company maintains an operations facility at 1516 Baylis Street, Baltimore, Maryland. The Bank occupies approximately 23,000 square feet of office space and 6,000 square feet of storage space at this location, which is leased from Edwin F. Hale, Sr. Annual rent is approximately $232,000 for the office space and $32,000 for the storage space. Management believes that such terms are at least as favorable as those that could be obtained from an unaffiliated third party lessor.

        The Bank has branches at the following locations:*

Annapolis 161A Jennifer Road Annapolis, MD 21401-7923	Lutherville/Timonium 1738 York Road Lutherville, MD 21093
Bel Air 12 A Bel Air South Parkway Bel Air, MD 21015	Ocean City 12505 Coastal Highway Ocean City, MD 21842
Canton/Headquarters 1801 S. Clinton Street Baltimore, MD 21224	Padonia (Mars Store) 15 East Padonia Road Timonium, MD 21093
Carroll Island 176 Carroll Island Road Baltimore, MD 21220	Perry Hall 8843 Bel Air Road Perry Hall, MD 21236
Crofton 1049 MD Route 3 Gambrills, MD 21087	Pikesville 1013 Reisterstown Road Baltimore, MD 21208-4207
Downtown Baltimore 16 S. Calvert Street Baltimore, MD 21202-1305	Randallstown 9833 Liberty Road Randallstown, MD 21133-2034
Dundalk 7860 Wise Avenue Baltimore, MD 21222	Rosedale 8206 Pulaski Highway Rosedale, MD 21237
Easton 8133 Elliott Road Easton, MD 21601	Severna Park 366A Ritchie Highway Severna Park, MD 21146
Ellicott City 10065 Baltimore National Pike Ellicott City, MD 21043	Towson 115 East Joppa Road Baltimore, MD 21286-3113
Glen Burnie 7400 L. Gov. Ritchie Highway Glen Burnie, MD 21061	Woodlawn 7007 Security Boulevard Baltimore, MD 21244
Loch Raven 1641 East Joppa Road Baltimore, MD 21286
* For branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com
For more information on lease commitments and costs see Note 6 of the notes to the financial statements.

        The Bank has mortgage offices at the following locations:

Annadale, VA 7010 Little River Turnpike, Suite 140 Annadale, VA 22003	Fredericksburg, VA 2515 Fall Hill Avenue Fredericksburg, VA 22401
Annapolis 2086 Generals Highway, 2nd Floor Annapolis, MD 21401	Greencastle, PA 11 North Carisle Street Greencastle, PA 17225
Annapolis (VA Mortgage.Com) 2661 Riva Road, Suite 110 Annapolis, MD 21401	Loch Raven 1641 East Joppa Road Baltimore, MD 21286
Canton/Headquarters 1801 S. Clinton Street Baltimore, MD 21224	Ocean City 12505 Coastal Highway Ocean City, MD 21842
Crofton 1049 MD Route 3 Gambrills, MD 21087	Prince Georges 7905 Malcolm Road, Suite 101 Clinton, MD 20735
Easton 8133 Elliott Road Easton, MD 21601	Salisbury 309 E. Main Street Salisbury, MD 21801
Eldersburg 1912 Liberty Road, Bldg. 2 Eldersburg, MD 21784	Waldorf 3200 Crain Highway, Suite 102 Waldorf, MD 20603-4841
Ellicott City 10065 Baltimore National Pike Ellicott City, MD 21043

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

        Edwin F. Hale, Sr. has been Chairman and Chief Executive Officer of the Company and of the Bank for the preceding six years.

        Joseph A. Cicero has been the President of the Company and Chief Operating Officer of the Bank for the preceding six years.

        George H. Mantakos has been Executive Vice President of the Company, and the President of First Mariner Bank for the preceding six years.

        Mark A. Keidel has been Senior Vice President and Chief Financial Officer of the Company and the Bank since June 2000. Prior to June 2000, Mr. Keidel was Senior Vice President and Chief Financial Officer of Mason Dixon Bancshares for the preceding five years.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

Market for Common Stock

        The Company's common stock trades on The Nasdaq National Market under the symbol "FMAR." The table below sets forth for the periods indicated the low and high market prices of the Company's common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions.

	Low	High
2001 Quarter ended:
Fourth quarter	7.100	9.430
Third quarter	5.250	10.240
Second quarter	5.000	8.000
First quarter	4.000	7.375
2000 Quarter ended:
Fourth quarter	3.625	5.375
Third quarter	4.750	5.625
Second quarter	5.250	7.000
First quarter	5.500	8.250

        The Company paid a cash dividend totaling 2 cents per share in the first quarter of 2000. The Board of Directors discontinued the payment of any further cash dividends to conserve cash and capital resources.

ITEM 6    SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands except for per share data)
Net Interest Income	$25,642	$20,838	$17,651	$12,022	$7,753
Provision For Loan Losses	1,625	1,105	785	1,212	472
Noninterest income	10,973	9,105	7,264	5,595	2,351
Noninterest expense	31,296	27,798	22,743	16,246	9,459
Net Income	2,304	640	877	1,123	365
Net Income Per Common Share-Basic	0.58	0.20	0.28	0.36	0.12
Total Assets	777,865	677,449	616,072	497,487	256,984
Loans Receivable, Net	463,141	425,657	326,206	240,049	142,458
Deposits	600,588	476,882	368,751	262,311	196,962
Stockholders' Equity	44,008	27,849	21,863	28,488	26,966
Allowance For Loan Losses	5,524	4,341	3,322	2,676	1,614
Net Chargeoffs	442	86	139	150	100
Nonperforming Assets to Total Assets	0.56%	1.00%	0.90%	0.63%	1.36%
Return On Average Assets	0.32%	0.10%	0.16%	0.32%	0.21%
Return On Average Equity	6.98%	2.85%	3.30%	4.07%	1.39%
Dividend Payout Ratio	—	10%	21%	—	—
Regulatory Ratios
Leverage	8%	6%	6%	8%	15%
Tier 1 Capital To Risk Weighted Assets	11%	9%	10%	14%	17%
Total Capital To Risk Weighted Assets	13%	12%	15%	19%	18%

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About First Mariner Bancorp

        First Mariner Bancorp (the "Company") is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, the Company's strategy has involved building a network of banking branches and ATMs to capture market share and build a community franchise for stockholders, customers and employees. The Company is focusing on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, and ATMs established during its infrastructure expansion phase.

        Through its banking subsidiary, First Mariner Bank (the "Bank"), the Company offers consumer and commercial banking and real estate lending services primarily throughout central Maryland and parts of its Eastern Shore and in portions of Virginia.

        The following discussion compares the financial condition of the Company at December 31, 2001 to the financial condition at December 31, 2000 and results of operations for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in this report.

Performance Overview

        The Bank continued to achieve significant growth in loans and deposits while producing a record profit in 2001. The Company substantially completed the development of its infrastructure and slowed the rate of new branch growth in 2001, which reduced the growth rate of expenses and resulted in higher levels of earnings and improved productivity and efficiency measures.

        The Company recorded net income of $2,304,000 for 2001 compared to $640,000 for 2000, an increase of 260% marking the highest net income for any year since the Company's formation. Diluted earnings per share were also the highest in Company history, totaling $.57 per share for 2001, an increase of 185% from $.20 per diluted share in 2000. The growth in net income and earnings per share resulted as gross revenue increased $6,672,000 or 22% while non interest expenses, the provision for loan losses, and income tax expense increased by $5,008,000 or 17%.

        The largest category of revenue, net interest income grew $4,804,000 or 23.1% due to growth in average earning assets of 8.8% and an increase in the net interest margin to 3.83% for 2001 from 3.39% in 2000. The increase in the net interest margin resulted from lower deposit and borrowing costs, and a higher proportion of lower cost deposits funding the earning asset base. Non interest income increased $1,868,000, or 20.5% due to higher levels of mortgage banking revenue, increased commissions earned on the sales of non-deposit investment products, and growth in deposit service charges and ATM fees. Gains realized on the sale of investment securities decreased $323,000. Core non interest income (excluding gains on sales of investment securities) increased 25.1% and comprised 29.9% of total revenue compared to 29.2% in 2000.

        The increase in total expenses resulted from higher non interest expenses of $3,498,000, an increase in the provision for loan losses of $520,000 and higher income tax expense totaling $990,000. Non interest expense growth was primarily the result of higher salaries and benefit costs, and increased occupancy and equipment expenses to support the Company's growth. The Company's efficiency ratio improved to 85.6% for 2001 from 94.0% for 2000. The increase in the provision for loan losses reflects the growth in loans, higher levels of net charge offs, and an increase in the allowance for credit losses to 1.18% of total loans as of December 31, 2001 from 1.01% as of December 31, 2000. Income tax expense increased due to an increase of $2,654,000 in net income before taxes. The effective tax rate for the Company was 37.6% for 2001 compared to 38.5% for 2000.

        Total assets increased by $100,416,000 or 14.8%, reflecting significant increases in loans and deposits. Loans outstanding increased by $38,667,000 or 9.0%, while deposits grew by $123,706,000 or 25.9%. Growth statistics for loans and deposits continue to compare favorably to industry averages, and reflect the Company's continued efforts in business development and advertising. Since First Mariner's inception in 1995, total assets, loans, and deposits have increased at an average annual compound growth rate of 50.0%, 50.8%, and 52.0% respectively. Stockholders' equity increased $16,159,000 or 58.0% reflecting improvements in the market value of the Company's available-for-sale securities portfolio as well as $11,476,000 from a successful common stock offering completed in the fourth quarter of 2001, and shares issued under the Company's employee stock purchase plan of $200,000.

        Asset quality was favorable in 2001. The ratio of nonperforming assets to total assets decreased to .56% at December 31, 2001 from 1.00% at December 31, 2000. The allowance for loan losses was increased to $5,524,000 and totaled 127.4% of nonperforming assets as of December 31, 2001 compared to 64.0% as of December 31, 2000. The ratio of net chargeoff to average total loans was .10% in 2001, compared to .02% in 2000.

        Capital adequacy levels improved in 2001, primarily due the additional capital raised in the fourth quarter of 2001. December 31, 2001 ratios for capital leverage, tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 8.0%, 10.7%, and 12.9%, respectively. These ratio's improved from 6.0%, 9.0%, and 12.3%, respectively, at December 31, 2000 and continue to exceed the levels which qualify for "Well Capitalized" status under current regulatory guidelines.

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

        Net interest income increased to $25,642,000 for 2001, a 23.1% increase from the net interest income of $20,838,000 earned for 2000. The increase was attributable to growth in average earning assets, which increased by $54,222,000 or 8.8% and an increase in the spreads realized between earning assets and interest bearing liabilities. Average loans and loans held for sale increased by 23.8% to $513,474,000 and average investments and other earning assets decreased by 22.2% to $156,339,000. The increase in average loans reflects the Company's expansion of its commercial and real estate lending activities among middle market borrowers in the Baltimore Metropolitan area, the growth of the Bank's mortgage banking activities, and the continued emphasis on consumer lending. The decrease in average investments and other earning assets was primarily the result of principal repayments in the Bank's mortgage-backed securities portfolio. Average earning asset growth was funded by an increase in average deposits of $90,406,000 or 21.3%. The increase in average deposits was due to the continued success of sales efforts in the Company's retail banking and commercial banking divisions, and the popularity of the Bank's "Money Market Maximizer" and "Flex CD" products. Average other borrowed funds decreased by $43,770,000 or 21.7%, as the Company repaid a significant portion of outstanding borrowings as deposit growth was more than sufficient to fund earning asset growth.

        For 2001, interest income on loans grew to $43,389,000, which represents an increase of $6,508,000 or 17.6% from $36,881,000 for 2000. While average balances on loans increased by $98,709,000 or 23.8%, yields decreased 44 basis points to 8.45%, as the Federal Reserve aggressively reduced market interest rates throughout 2001. Interest income on investment securities and other earning assets decreased $4,856,000 or 33.5% to $9,641,000 from $14,497,000. Average balances decreased on investments and other earning assets by 22.2%, and yields on short-term investments decreased by 105 basis points which contributed to the decline in interest income. Interest expense on deposits increased to $18,384,000 in 2001, an increase of $196,000 or 1.1% from $18,188,000 for 2000. Growth in average interest bearing deposits of 20.5% was mostly offset by a decline in the average rates paid on deposits of 80 basis points. Interest expense on borrowings declined $3,348,000 to $9,004,000 for 2001, a decrease of 27.1% from $12,352,000 for 2000. The decline in average balances of 21.7%, as well as a decrease in the average rates paid on borrowings of 43 basis points contributed to the reduction.

        The key performance measure for net interest income is the "net interest margin", or net interest income divided by average earning assets. The Company's net interest margin is affected by loan pricing, mix of earning assets, and the distribution and pricing of deposits and borrowings. The Company's net interest margin was 3.83% for the year ended December 31, 2001 as compared to 3.39% for 2000. Yields on average total earning assets decreased by 43 basis points, while the cost of interest bearing deposits decreased by 80 basis points and the cost of other borrowings decreased by 43 basis points. A higher mix of loans as a percentage of earning assets and higher proportion of deposit accounts as a percentage of funding contributed to the increase in the net interest margin.

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

Comparative Average Balances(1) Yields and Rates

	2001			2000
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans & loans held for sale (net of unearned income)(1)	$513,474	$43,389	8.45%	$414,765	$36,881	8.89%
Mortgage-backed securities available for sale	103,938	6,562	6.31%	155,879	11,132	7.14%
Interest-bearing bank balances	19,967	511	2.56%	7,382	435	5.89%
Treasury notes and agencies	3,023	208	6.88%	6,833	515	7.54%
Trust preferred securities	21,064	1,893	8.99%	23,298	1,885	8.09%
Other earning assets	8,347	467	5.59%	7,434	530	7.13%

Total earning assets	669,813	53,030	7.92%	615,591	51,378	8.35%

Allowance for loan losses	(4,940)			(3,669)
Other assets	44,998			37,988

Total assets	$709,871			$649,910

Liabilities and stockholders' equity:
Deposits:
Passbook/Savings	$33,578	665	1.98%	$27,376	760	2.78%
NOW/MMDA	214,708	6,916	3.22%	178,115	8,404	4.72%
Certificates	194,534	10,803	5.55%	161,904	9,024	5.57%

Total interest-bearing deposits	442,820	18,384	4.15%	367,395	18,188	4.95%
Other borrowed funds	158,219	9,004	5.69%	201,989	12,352	6.12%

Total interest-bearing liabilities	601,039	27,388	4.56%	569,384	30,540	5.36%

Noninterest-bearing demand deposits	72,358			57,377
Other liabilities	3,449			702
Stockholders' equity	33,025			22,447

Total liabilities and stockholders' equity	$709,871			$649,910

Interest rate spread			3.36%			2.98%
(Average yield less average rate)
Net interest income		$25,642			$20,838
(Interest income less interest expense)
Net Interest Margin			3.83%			3.39%
(Net interest income/total earning assets)

(1)
Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield.

	1999
	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale (net of unearned income)(1)	$317,237	$26,719	8.42%
Mortgage-backed securities available for sale	161,098	10,782	6.69%
Interest-bearing bank balances	9,586	477	4.98%
Treasury notes and agencies	6,205	392	6.32%
Trust preferred securities	20,994	1,722	8.20%
Other earning assets	7,371	381	5.17%

Total earning assets	522,491	40,473	7.75%

Allowance for loan losses	(3,067)
Other assets	34,871

Total assets	$554,295

Liabilities and stockholders' equity:
Deposits:
Passbook/Savings	$19,140	529	2.76%
NOW/MMDA	129,885	4,828	3.72%
Certificates	123,228	6,440	5.23%

Total interest-bearing deposits	272,253	11,797	4.33%
Other borrowed funds	203,709	11,025	5.41%

Total interest-bearing liabilities	475,962	22,822	4.79%

Noninterest-bearing demand deposits	46,473
Other liabilities	5,323
Stockholders' equity	26,537

Total liabilities and stockholders' equity	$554,295

Interest rate spread			2.96%
(Average yield less average rate)
Net interest income		$17,651
(Interest income less interest expense)
Net Interest Margin			3.38%
(Net interest income/total earning assets)

(1)
Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield.

        "Rate/Volume Analysis" below indicates the changes in the Company's net interest income as a result of changes in volume and rates. Changes in interest income and interest expense can result from variances in both volume and rates. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins and to provide adequate liquidity for anticipated needs.

Rate/Volume Analysis

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
	Variance due to changes in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$8,411	$(1,903)	$6,508
Mortgage-backed securities available for sale	(3,388)	(1,182)	(4,570)
Interest-bearing bank balances	426	(350)	76
Treasury notes and agencies	(265)	(42)	(307)
Trust preferred securities	(190)	198	8
Other earning assets	69	(132)	(63)

Total interest income	5,063	(3,411)	1,652

Interest Expense:
Passbook	151	(246)	(95)
NOW/MMDA	1,506	(2,994)	(1,488)
Certificates	1,811	(32)	1,779
Other borrowed funds	(2,528)	(820)	(3,348)

Total interest expense	940	(4,092)	(3,152)

Change in net interest income	$4,123	$681	$4,804

	Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
	Variance due to changes in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$8,600	$1,562	$10,162
Mortgage-backed securities available for sale	(358)	708	350
Interest-bearing bank balances	(121)	79	(42)
Treasury notes and agencies	42	81	123
Trust preferred securities	186	(23)	163
Other earning assets	3	146	149

Total interest income	8,352	2,553	10,905

Interest Expense:
Passbook	227	4	231
NOW/MMDA	2,074	1,502	3,576
Certificates	2,140	444	2,584
Other borrowed funds	(95)	1,422	1,327

Total interest expense	4,346	3,372	7,718

Change in net interest income	$4,006	$(819)	$3,187

Noninterest Income

        Noninterest income is principally derived from mortgage banking activities, service fees on deposit accounts, ATM fees and gains on sale of investment securities. Noninterest income for year ended December 31, 2001 was $10,973,000, as compared to $9,105,000 for the year ended December 31, 2000, an increase of $1,868,000 or 20.5%. Core non interest income (excluding gains on sales of investment securities) increased 25.1%.

        Gains on sales of loans increased by $336,000 or 21.3% from the year ended December 31, 2000. Total originations of mortgage loans increased 95%, and resulted in more loans sold into the secondary market than during the prior year. The increase in mortgage loan origination was the result of successful sales efforts, an increase in the number of mortgage loan offices and lower interest rates. Refinance activity accounted for just under 25% of the total mortgage loan origination activity for 2001. Other mortgage banking income increased by $405,000 or 25.5%. Origination related income increased by $633,000, while mortgage servicing revenue decreased by $228,000. Service fees on deposits increased by $587,000 or 16.8% as the Company increased the number of demand deposit accounts by 4,985 or 20.2%. Pricing on most deposit accounts remained unchanged throughout 2001. ATM fees increased by $178,000 or 12.2% due to increased transaction volume, higher transaction fee pricing for non customers, and added ATM locations. Net gains of $36,000 were realized on the sale of investment securities in 2001, compared to net gains of $359,000 for 2000. Other increases in non interest income included higher commissions earned on the sale of investment products of $500,000, and increased revenue from sales and issuances of official checks of $233,000. The increase in income generated from the sales of investment products resulted from more focused sales training and marketing efforts, while increases in official check income resulted from improved pricing negotiated with the Company's vendor and higher check issuance volume.

	Years Ended December 31,
	2001 Amount	2000 Amount	1999 Amount
	(Dollars in thousands)
Gain on sale of loans	$1,912	$1,576	$1,907
Service fees on deposits	4,091	3,504	2,603
ATM Fees	1,635	1,457	1,093
Gain on sale of investment securities	36	359	241
Other mortgage banking fees	1,991	1,586	827
Other	1,308	623	593

Total noninterest income	$10,973	$9,105	$7,264

Noninterest Expense

        Noninterest expense totaled $31,296,000 for the year ended December 31, 2001, compared to $27,798,000 for 2000, an increase of $3,498,000 or 12.6%. This increase reflects management's continued emphasis on growth through bank branching, mortgage loan office increases, costs associated with the data processing conversion, as well as significant increases in loans, deposits and mortgage banking operational activities. While branch expansion slowed in 2001, 3 new bank branches were opened in 2000 and were included in non interest expenses for the full year of 2001. Five new mortgage offices were opened in 2001.

        Salaries and benefits increased $1,262,000 or 9.4% primarily due to additional staffing resulting from the branch expansion throughout 2000 which was incurred for the full year in 2001, staffing increases to support loan and deposit growth, as well as regular salary increases and higher benefit costs. 2001 occupancy costs grew $575,000 or 14.7% compared to 2000. The increase was due to the additional branches and mortgage offices, as well as costs to terminate leases of two branches (Dundalk

Mars and Merritt Boulevard branches) that totaled $300,000. Excluding the cost associated with the lease terminations, occupancy expenses increased by $275,000 or 7.0%. Furniture, fixtures and equipment expense increased for the year ended 2001 by $426,000 or 25.6% due to the addition of new branches and mortgage offices, and due to increases in technology costs from the data processing conversion which occurred in November 2000, and is included for the full year of 2001.

        Professional services increased by $257,000 or 42.8% primarily as a result of increased legal fees associated with growth in lending activities. Advertising expenses grew by 1.7% and totaled $1,079,000 as the Company maintained most of its advertising campaigns from the prior year. Data processing expenses declined $58,000 as certain non-recurring expenses related to the systems conversion were incurred in 2000. All other non interest expenses increased $1,018,000 due to higher costs associated with Other Real Estate Owned of $377,000, deposit insurance increases of $251,000, increased bank security expenses of $138,000 and higher expenses for printing and office supplies of $100,000.

Noninterest expense

	Years Ended December 31,
	2001 Amount	2000 Amount	1999 Amount
	(Dollars in thousands)
Salaries and employee benefits	$14,629	$13,367	$11,458
Net occupancy	4,478	3,903	2,939
Furniture, fixtures and equipment	2,088	1,662	1,271
Professional services	858	601	328
Advertising	1,079	1,061	1,028
Data processing	1,587	1,645	1,332
Service and maintenance	933	915	649
Office supplies	455	391	345
ATM servicing expenses	695	630	601
Printing	368	332	301
Corporate insurance	154	121	108
OREO expense	412	35	6
FDIC Premiums	391	140	167
Consulting fees	221	252	101
Marketing/promotion	459	443	333
Courier/postage	319	317	241
Security	217	79	—
Other	1,953	1,904	1,535

Total noninterest expense	$31,296	$27,798	$22,743

Income Tax Expenses

        The Company recorded tax expense of $1,390,000 in 2001 for an effective tax rate of 37.6% compared to income tax expense of $400,000 and an effective tax rate of 38.5% for 2000. The effective rate decreased due to higher levels of tax- exempt income.

        The Company has utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2001. Net operating loss carryforwards for state income tax purposes approximated $4,800,000 and can be offset by future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the potential utilization of the net operating loss carryforward. A valuation allowance equal to the deferred tax asset associated with the net operating loss carryforward of $219,000 has been established to reflect this uncertainty.

Financial Condition

        At December 31, 2001, the Company's total assets were $777,865,000, as compared to $677,449,000 at December 31, 2000, an increase of 14.8%. This increase occurred as the Company continued to benefit from the development of its bank branching and mortgage loan office network, expansion of commercial and retail business development efforts, and successful development and marketing of deposit and loan products. The overall growth in core business, generating loans and gathering of deposits, grew at a higher rate than overall asset growth, as decreases in investment securities and other borrowings offset some of the growth in loans and deposits.

        Loans at December 31, 2001 were $468,665,000, as compared to $429,998,000 on December 31, 2000, which represents an increase of $38,667,000 or 9.0%. Increases were realized in commercial real estate, residential construction, and consumer loans, while residential mortgage loans, commercial construction loans and commercial loans decreased. Loans held for sale increased by $47,455,000 as a result of significant mortgage loan origination volume, particularly in the fourth quarter. Investment securities decreased by $36,882,000 due to increases in principal repayments of mortgage-backed securities. Historically low mortgage interest rates resulted in higher mortgage refinance activity and increased the level of principal reduction in these securities. Interest bearing deposits increased by $32,274,000 due to growth in deposits in excess of loan growth and the increase in loans held for sale.

        Total deposits increased by $123,706,000, an increase of 25.9% from $476,882,000 at December 31, 2000. Borrowings and repurchase agreements decreased by $39,241,000, and reduced overall dependence on borrowed funds to 16.7% of total assets as of December 31, 2001, compared to 24.9% as of December 31, 2000.

Loan Portfolio

        The Company's loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of net interest margin.

        The following table sets forth the composition of the Bank's loan portfolio.

	At December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Loans:
Commercial Loans and LOC	$64,157	$70,726	$68,215	$62,593	$24,119
Comm/Residential Construction	34,411	34,832	8,092	33,773	21,970
Commercial Mortgages	144,836	101,601	97,909	46,193	48,918
Residential Construction-Consumer	125,954	82,318	34,419	17,706	8,083
Residential Mortgages	54,456	98,731	85,784	63,073	33,723
Consumer	44,851	41,790	35,109	19,387	7,259

Total Loans	$468,665	$429,998	$329,528	$242,725	$144,072

        The largest increase in the loan portfolio occurred in the Residential Construction—Consumer category, which increased by $43,636,000 and reflected successful marketing and sales efforts, a strong regional economy, and a favorable interest rate environment for this category of loans. The residential construction portfolio consists of loans to individuals for construction of their primary residence, are secured by the property under construction, and frequently include additional collateral such as a second mortgage on the borrower's current home. These loans are generally converted to a permanent first mortgage upon completion of the construction and are underwritten for eventual sale in the secondary market. Commercial real estate loans increased by $43,235,000 again due successful sales efforts, as well as a favorable economic and interest rate environment. Residential real estate loans, which consist primarily of 3-year and 5-year adjustable rate mortgages, decreased by $44,275,000. The decrease in this category of loans reflects higher payoffs and lower originations of adjustable rate loans as historically low mortgage interest rates encouraged borrowers to elect fixed rate 15- and 30-year loans. Consumer loans, comprised primarily of second mortgage loans, increased by $3,061,000. Commercial loans decreased by $6,569,000 while commercial construction loans decreased by $421,000.

        Approximately 29.5% of the Bank's loans have adjustable rates as of December 31, 2001 and approximately 30% at December 31, 2000, the majority of which are adjustable rate first mortgages indexed to U.S. Treasury obligations. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall the interest earned would decline, thus impacting the Company's interest income. See also the discussion under "Liquidity and Interest Rate Sensitivity" below. The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loan portfolio at December 31, 2001. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections. The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

Maturity Schedule of Selected Loans

	Up to 1 Year	More Than 1 Year to 5 Years	5 Years to 10 Years	More Than 10 Years	Total
	(in thousands)
Loans:
Residential Real Estate	$3,550	$4,236	$5,621	$41,049	$54,456
Commercial Construction	7,082	8,691	5,998	2,625	24,396
Res Construction-Commercial	6,014	4,001	0	0	10,015
Res Construction-Consumer	124,290	1,071	75	518	125,954
Commercial real estate	10,111	102,532	28,318	3,875	144,836
Commercial	34,423	26,743	1,790	1,201	64,157
Consumer	28,433	6,318	4,508	5,592	44,851

Total	$213,903	$153,592	$46,310	$54,860	$468,665

Loans:
Residential Real Estate	$2,332	$2,778	$2,670	$9,218	$16,998
Commercial Construction	1,627	1,384	3,621	2,338	8,970
Res Construction-Commercial	475	133	0	0	608
Res Construction-Consumer	123,914	1,040	21	13	124,988
Commercial real estate	6,252	92,520	20,680	3,661	123,113
Commercial	13,728	20,931	1,195	647	36,501
Consumer	2,874	6,318	4,508	5,592	19,292

Total—Fixed Rate	151,202	125,104	32,695	21,469	330,470

Loans:
Residential Real Estate	1,219	1,457	2,951	31,831	37,458
Commercial Construction	5,455	7,309	2,376	287	15,427
Res Construction-Commercial	5,538	3,868	0	0	9,406
Res Construction-Consumer	377	30	54	505	966
Commercial real estate	3,858	10,012	7,639	214	21,723
Commercial	20,695	5,812	595	554	27,656
Consumer	25,559	0	0	0	25,559

Total—Variable Rate	62,701	28,488	13,615	33,391	138,195

Total—Fixed And Variable	$213,903	$153,592	$46,310	$54,860	$468,665

Credit Risk Management

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

        The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate based upon factors noted above. The Company provided $1,625,000 for loan losses for the year ended December 31, 2001, as compared to $1,105,000 for the year ended December 31, 2000. The higher provision was primarily the result of an increase in the coverage ratio of the allowance for loan losses to total loans to 1.18% as of December 32, 2001 from 1.01% as of December 31, 2000. Management deemed this increase to be prudent to guard against a potential softening and uncertainty in the overall economy.

        As of December 31, 2001 the allowance for loan losses was $5,524,000, as compared with the December 31, 2000 balance of $4,341,000, an increase of $1,183,000 or 27.3%. Net charge-offs of $442,000 and $86,000 were recognized for 2001 and 2000, respectively. Net charge-offs as a percentage of average loans increased from 0.02% for 2000 to 0.10% in 2001.

        The following table, "Allowance for Loan Losses" summarizes the allowance activities.

Allowance for Loan Losses

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$4,341	$3,322	$2,676	$1,614	$1,242

Loans charged off:
Commercial	(347)	(62)	—	(88)	—
Comm/Residential Construction	(50)	—	—	(70)	—
Commercial Mortgages	—	—	—	—	—
Residential Construction-Consumer	—	—	—	—	—
Residential Mortgages	(5)	(24)	—	—	(100)
Consumer	(116)	(12)	(142)	(23)	—

Total loans charged off	(518)	(98)	(142)	(181)	(100)

Recoveries
Commercial	69	—	—	9	—
Comm/Residential Construction	—	—	—	—	—
Commercial Mortgages	—	—	—	—	—
Residential Construction-Consumer	—	—	—	—	—
Residential Mortgages	1	4	—	17	—
Consumer	6	8	3	5	—

Total recoveries	76	12	3	31	—

Net chargeoffs	(442)	(86)	(139)	(150)	(100)

Provision for loan losses	1,625	1,105	785	1,212	472

Allowance for loan losses, end of year	$5,524	$4,341	$3,322	$2,676	$1,614

Loans (net of premiums and discounts)
Period-end balance	$468,665	$429,998	$329,528	$242,725	$144,072
Average balance during period	455,780	383,719	301,108	188,156	124,794
Allowance as percentage of period-end loan balance	1.18%	1.01%	1.01%	1.10%	1.12%
Percent of average loans:
Provision for loan losses	0.36%	0.29%	0.26%	0.64%	0.38%
Net chargeoffs	0.10%	0.02%	0.05%	0.08%	0.08%

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

        As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. Interest on non-accrual residential real estate loans is recognized only when received.

Allocation of Allowance for Loan Losses

	December 31, 2001			December 31, 2000			December 31, 1999
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and LOC	$1,141	20.7%	13.7%	$1,150	26.5%	16.4%	$1,264	38.0%	20.7%
Comm/Res Construction	81	1.5%	7.3%	191	4.4%	8.1%	156	4.7%	2.5%
Commercial Mortgages	1,377	24.9%	30.9%	1,106	25.5%	23.6%	892	26.9%	29.7%
Residential Constr-Cons	936	16.9%	26.9%	734	16.9%	19.2%	306	9.2%	10.4%
Residential Mortgages	99	1.8%	11.6%	107	2.5%	23.0%	90	2.7%	26.0%
Consumer	112	2.0%	9.6%	127	2.9%	9.7%	123	3.7%	10.7%
Unallocated	1,778	32.2%	—	926	21.3%	—	491	14.8%	—

Total	$5,524	100.0%	100.0%	$4,341	100.0%	100.0%	$3,322	100.0%	100.0%

	December 31, 1998			December 31, 1997
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and LOC	$622	23.2%	25.8%	$226	14.0%	16.8%
Comm/Res Construction	214	8.0%	13.9%	271	16.8%	15.2%
Commercial Mortgages	651	24.3%	19.0%	538	33.3%	34.0%
Residential Constr-Cons	145	5.4%	7.3%	78	4.8%	5.6%
Residential Mortgages	62	2.3%	26.0%	27	1.7%	23.4%
Consumer	68	2.5%	8.0%	17	1.1%	5.0%
Unallocated	914	34.3%	—	457	28.3%	—

Total	$2,676	100.0%	100.0%	$1,614	100.0%	100.0%

Nonperforming Assets

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Loans on nonaccrual basis	$1,652	$3,172	$4,229
Real estate acquired by foreclosure	2,683	3,610	1,360

Total non-performing assets	$4,335	$6,782	$5,589

Loans past-due 90 days or more and accruing	$5,257	$701	$2,062

        As of December 31, 2001, the Company had approximately $1,652,000 in nonaccrual loans, as compared with $3,172,000 at December 31, 2000. The Company held other real estate owned of $2,683,000 at December 31, 2001, compared to $3,610,000 at December 31, 2000. The decrease in nonaccrual loans resulted from the resolution of one large loan of $992,000, which paid off during 2001, while the decline in other real estate owned resulted from increased sales of assets acquired in foreclosure. Nonperforming assets, the total of nonaccrual loans and other real estate owned, decreased to 0.56% of total assets at December 31, 2001 from 1.00% of total assets at December 31, 2000, reflecting the decline in the level of nonperforming assets coupled with higher total assets.

        The allowance for loan losses represented 127.4% of nonperforming assets as of December 31, 2001 compared to 64.0% as of December 31, 2000. At December 31, 2001, the allowance for loan losses represented 334.4% of nonaccruing loans compared to 136.9% at December 31, 2000. Management believes the allowance for loan losses is adequate.

Capital Resources

        Stockholders' equity totaled $44,008,000 as of December 31, 2001 as compared to $27,849,000 as of December 31, 2000, an increase of $16,159,000 or 58.0%. The increase resulted from the change in accumulated other comprehensive loss of $2,179,000, the net retention of earnings of $2,304,000, and the issuance of additional capital of $11,676,000. The change in accumulated other comprehensive loss reflects the increase in value of the Company's available for sale securities. As market interest rates declined throughout 2001 the long term fixed rate nature of these securities resulted in an increase in market valuation. The additional capital of $11,676,000 resulted from a stock offering completed during the fourth quarter of 2001 in the amount of $11,476,000, as well as shares issued under the Company's employee stock purchase plan of $200,000.

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

        To date, the Company has provided its capital requirements mainly through the funds received for its stock offerings. In the future, the Company may consider raising capital from time to time through an offering of common stock or other securities. As reflected in Table 10 "Capital Ratios", the Company exceeded its capital adequacy requirements as of December 31, 2001 and 2000 and meet the requirement for "well capitalized" under Federal Banking Regulation. The Company continually monitors its capital adequacy ratios to ensure that the Company exceeds regulatory capital requirements.

        Capital is classified as Tier 1 capital (common stockholders' equity less certain intangible assets plus a portion of the trust preferred securities) and Total Capital (Tier 1 plus the allowed portion of the allowance for loan losses and the portion of trust preferred securities not included in Tier 1 capital). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the previous quarter).

        The Company's capital position is presented in the following table:

Capital Ratios

	December 31,			Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
	2001	2000	1999
Total capital to risk weighted assets	12.9%	12.3%	14.6%	8.0%	10.0%
Tier 1 capital to risk weighted assets	10.7%	9.0%	10.5%	4.0%	6.0%
Tier 1 capital leverage ratio	8.0%	6.0%	6.4%	4.0%	5.0%

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

        The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

        The Company's management and the board of directors oversee the asset/liability management function and meet periodically to monitor and manage the statement of financial condition, control interest rate exposure, and evaluate pricing strategies for the Company. The asset mix of the statement of financial condition is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the statement of financial condition focuses on expanding the various funding sources.

        In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Accordingly, the Company undertakes to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with management's expectations relative to market interest rates. Additionally, management may employ the use of off balance sheet instruments, such as interest rate swap or caps, to manage its exposure to interest rate movements. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

        The interest rate sensitivity position as of December 31, 2001 is presented in the table, "Rate Sensitivity Analysis" below. Assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage backed securities which are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region The difference between rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2001, the Company's interest sensitive assets exceeded interest sensitive assets within a one year period by $121,911,000 or 15.7% of total assets. As of December 31, 2000, interest rate sensitive liabilities exceeded interest-sensitive assets by $32,517,000 or 4.8%. The change in the interest rate sensitivity gap occurred due to growth in core deposits which are less rate sensitive, growth in time deposits with maturities in excess of one year, which funded increases in short term investments and interest bearing deposits, and growth in loans with maturities or repricing opportunities less than one year.

        In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis. Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company's net interest income and net income. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change. At December 31,

2001, the Company's estimated earnings sensitivity profile reflected minimal sensitivity to interest rate changes. Based on an assumed increase of 200 basis points over a one year period, the Company's net interest income would decrease by 4% if rates were to decrease, and it would increase by 3% if rates were to increase.

        The Bank purchased an interest rate cap during 2000 to hedge a portion of its' borrowing position, and thereby protect a portion of the Bank's exposure to increasing interest rates. The interest rate cap purchased had a notional amount of $50,000,000, a maturity of March 22, 2002 and is based on a cap rate of 6.75%. The notional amount represents the unit of measure to determine payment, and is not an exchange of principal. Any credit risk is equal to the fair value of the cap if the counterparty fails to perform, which is usually a small percentage of the notional amount. Counterparty risk in mitigated by executing transactions with highly rated counterparties using International Derivatives Association Master Agreements. Cap payments are quarterly, and are based upon 3-month LIBOR (London Inter Bank Offering Rate). To the degree 3 month LIBOR exceeds 6.75% at the quarterly measurement periods, the Bank receives payments based on the difference between 3-month LIBOR and the cap rate of 6.75% with the notional amount representing the unit of measure to determine the payment. The interest rate cap was originally purchased for $127,500. As of December 31, 2001, the carrying value of the interest rate cap equaled the fair value of $0, which represents the risk of loss due to failure of the counterparty to perform.

Rate Sensititivity Analysis

	As of December 31, 2001
	180 Days or Less	181 Days– One Year	One–Five Years	Five–Ten Years	Longer Than 10 Years or Non- Sensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$38,816	$—	$—	$—	$—	$38,816
Investment securities	12,918	8,881	45,456	16,085	36,513	119,853
Loans held for sale	83,276	—	—	—	—	83,276
Loans	228,495	42,009	151,246	35,657	11,258	468,665

Total interest-earnings assets	$363,505	$50,890	$196,702	$51,742	$47,771	$710,610

Interest-bearing liabiltities:
Savings	$1,764	$1,774	$14,513	$18,788	$—	$36,839
NOW accounts	1,136	1,139	2,287	18,711	24,417	47,690
Money market accounts	169,244	1,948	16,120	—	—	187,312
Certificates	63,015	29,140	147,709	—	—	239,864
Borrowings	23,324	—	25,000	60,000	21,450	129,774

Total interest-bearing liabilities	$258,483	$34,001	$205,629	$97,499	$45,867	$641,479

Interest rate sensitive gap	$105,022	$16,889	$(8,927)	$(45,757)	$1,904	$69,131

Cumulative interest rate gap	$105,022	$121,911	$112,984	$62,227	$69,131

Ratio of rate sensitive assets to rate sensitive liabilities	141%	150%	96%	53%	104%

        Liquidity describes the ability of the Company and the Bank to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. Liquidity is derived from increased customer deposits, the maturity distribution of the investment portfolio, loan repayment and income from earning assets. The Company's loan to deposit ratio was 78.0% and 90.2% for December 31, 2001 and 2000, respectively. Funds received from new and existing depositors, provided a large source of liquidity for the years ended December 31, 2001 and 2000. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Bank also seeks to augment such deposits with longer term and higher yielding certificates of deposit. CD's of $100,000 or more are summarized by maturity in the table: "Maturity of Time Deposits $100,000 or More", below. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding requirements can be obtained through advances from the Federal Home Loan Bank ("FHLB"). The Bank maintains lines of credit with the FHLB of $150,000,000, with a remaining availability of $90,000,000. The Bank maintains other lines of credit with a remaining availability of $183,777,000.

        The Bank's investment securities portfolio includes $87,057,000 of mortgage-backed securities which provide significant cash flow each month. The entire investment portfolio is classified as available for sale, is highly marketable, and available to meet liquidity needs. The Bank's residential real estate portfolio includes loans, which are underwritten to secondary market criteria and provide an additional source of liquidity. Approximately $31,831,000 of residential real estate loans were sold into the secondary market in 2001. Additionally, the Bank's residential construction loan portfolio provides a source of liquidity as construction periods generally range from 6–12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market. Management is not aware of any known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

Deposits

        The Bank uses deposits as the primary source of funding of its loans. The following table describes the maturity of time deposits of $100,000 or more at the dates indicated.

Maturity of Time Deposits $100,000 or More

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Under 3 months	$6,557	$7,905	$4,600
3 to 6 months	8,111	6,031	6,261
6 to 12 months	8,632	10,371	5,870
Over 12 months	38,032	16,038	18,327

Total	$61,332	$40,345	$35,058

        The Bank offers individuals and businesses a wide variety of accounts. These balance include checking, savings, money market and CD's and are obtained primarily from communities which the Bank serves. The Bank holds no brokered deposits. The following table details the average amount, the average rate paid and the percentage of each category to total deposit for the years ended December 31, 2001, 2000 and 1999.

Average Deposit Composition and Cost

	Year Ended December 31, 2001
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW & money market savings deposits	$214,708	3.22%	41.7%
Regular savings deposits	33,578	1.98%	6.5%
Time deposits	194,534	5.55%	37.8%

Total interest-bearing deposits	442,820	4.15%	86.0%

Noninterest-bearing demand deposits	72,358	—	14.0%

Total deposits	$515,178	3.57%	100.0%

	Year Ended December 31, 2000
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW & money market savings deposits	$178,115	4.72%	41.9%
Regular savings deposits	27,376	2.78%	6.5%
Time deposits	161,904	5.57%	38.1%

Total interest-bearing deposits	367,395	4.95%	86.5%

Noninterest-bearing demand deposits	57,377	—	13.5%

Total deposits	$424,772	4.28%	100.0%

	Year Ended December 31, 1999
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW & money market savings deposits	$129,885	3.72%	40.7%
Regular savings deposits	19,140	2.76%	6.0%
Time deposits	123,228	5.23%	38.7%

Total interest-bearing deposits	272,253	4.33%	85.4%

Noninterest-bearing demand deposits	46,473	—	14.6%

Total deposits	$318,726	3.70%	100.0%

        Total deposits as of December 31, 2001 were $600,588,000 compared to $476,882,000 as of December 31, 2000, an increase of $123,706,000. Rates paid on deposits decreased significantly with the overall increase in market interest rates. All categories of deposits increased, with the largest growth occurring in money market and time deposits. These increases reflect management's growth strategy, which includes significant marketing and promotion, cross-selling, product development, and the development of a bank branch network. The mix of deposits changed little during 2001 with NOW, money market savings, and time deposits comprising 80% of total deposits.

Investment Securities

        The following table presents the composition of the Company's securities portfolio as of December 31, 2001, 2000 and 1999:

	December 31,
	2001	2000	1999
	(in thousands)
Investment securities—available for sale:
Mortgage-backed securities	$87,057	$126,985	$163,734
Trust preferred securities	24,594	20,140	20,536
US Government agency bonds	—	5,008	4,836
US Treasury securities	1,014	1,008	—
Equity securities	2,624	2,994	2,439
Other investment securities	4,564	600	350

Total investment securities—available-for-sale	$119,853	$156,735	$191,895

Borrowings and Repurchase Agreements

        Borrowings consist of short-term promissory notes issued to certain qualified investors and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Advances from FHLB may be in the form of short term or long term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to five years and generally contain prepayment penalties.

        Total borrowings decreased by $15,842,000 or 16.0%. Short-term advances from the FHLB of $5,775,000 were paid off during 2001, while long-term advances were reduced by $5,000,000. Short-term promissory notes decreased by $4,550,000.

        Repurchase agreements may be short-term or long-term, are priced at origination and cannot be prepaid. Total repurchase agreements decreased $23,399,000. All short-term repurchase agreement were paid off as agreed during 2001. Long-term repurchase agreements increased $15,000,000. See note 8 of the consolidated financial statements for more information concerning borrowings and repurchase agreements.

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

Financial Review 2000/1999

        For the year ended December 31 2000, the Company recorded net income of $640,000 or $0.20 per basic share, compared to net income of $877,000 income or $0.28 per basic share in 1999. Results for 2000 reflect the cost increases associated with the Company's expansion strategy, as well as an increase in the provision for loan losses.

        Net interest income for 2000 increased $3,187,000 or 18.1% from 1999, primarily due to growth in average earning assets of $93,100,000 or 17.8% over the prior year. The net interest margin increased 1 basis point from 3.38% to 3.39%.

        The provision for loan losses increased from $785,000 in 1999 to $1,105,000 in 2000. The allowance for loan losses at December 31, 2000 represented 1.01%, the same as the ratio for December 31, 1999. Net chargeoffs were $86,000 in 2000 compared to $139,000 in 1999.

        Total noninterest income increased 25.3% to $9,105,000. The increase was mostly due to an increase in service fees on deposits and ATM fees of 34.2% as a result of increases in demand deposit account volume of 26.3% and some pricing increases. Other operating income increased 48.1% due primarily to increased mortgage banking fees, higher loan fees, and miscellaneous cash management fees. Gain on sale of loans declined by $331,000 or 17.4%. While total originations of mortgage loans increased, fewer loans were sold into the secondary market.

        The Company's noninterest expense growth was 22.2% to $27,798,000 in 2000. Salaries and benefits increased 16.7% to $13,367,000 as a result of additional staffing in the retail branches and mortgage banking offices due to the Bank's expansion programs. Also, additional employees were added to support the loan and deposit growth. Occupancy cost grew by 32.8% or $964,000. This increase was due to the additional branches as well as additional space requirement at the operations facility, due to staff expansion. Advertising expense grew by $33,000 or 3.2% as most major advertising programs were continued in 2000. The increase in other expenses is primarily due to additional branch locations, expansion of the mortgage company, and higher volume of loans, deposits and transactions.

        The Company recorded an income tax expense of $400,000 in 2000, compared to $510,000 recorded in 1999. The effective income tax rate for 2000 was 38.5% compared to 36.8% for 1999. The effective tax rate increased due to the recognition for financial statement purposes of the remaining benefit of operating loss carryforwards for Federal income taxes in 1999.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Interest Rate Sensitivity and Liquidity" in Item 7 on pages 32 and 33 of this Form 10-K.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
	2001	2000
	(Dollars in thousands)
ASSETS
Cash and due from banks	$32,764	$19,095
Interest-bearing deposits	38,618	6,344
Available-for-sale securities, at fair value	119,853	156,735
Loans held for sale	83,276	35,821
Loans receivable	468,665	429,998
Allowance for loan losses	(5,524)	(4,341)

Loans, net	463,141	425,657
Other real estate owned	2,683	3,610
Federal Home Loan Bank of Atlanta stock, at cost	4,000	4,539
Property and equipment, net	14,558	14,263
Accrued interest receivable	4,137	4,413
Deferred income taxes	2,497	3,368
Prepaid expenses and other assets	12,338	3,604

Total assets	$777,865	$677,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$600,588	$476,882
Borrowings	83,324	99,166
Repurchase agreements	25,000	48,399
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	21,450	21,450
Accrued expenses and other liabilities	3,495	3,703

Total liabilities	733,857	649,600

Stockholders' equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,367,270 and 3,610,808 shares issued and outstanding, respectively	268	181
Additional paid-in capital	47,692	36,103
Accumulated deficit	(2,949)	(5,253)
Accumulated other comprehensive loss	(1,003)	(3,182)

Total stockholders' equity	44,008	27,849

Total liabilities and stockholders' equity	$777,865	$677,449

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Interest income:
Loans	$43,389	$36,881	$26,719
Investment securities and other earning assets	9,641	14,497	13,754

Total interest income	53,030	51,378	40,473

Interest expense:
Deposits	18,384	18,188	11,797
Borrowed funds and other	9,004	12,352	11,025

Total interest expense	27,388	30,540	22,822

Net interest income	25,642	20,838	17,651
Provision for loan losses	1,625	1,105	785

Net interest income after provision for loan losses	24,017	19,733	16,866

Noninterest income:
Gain on sale of loans	1,912	1,576	1,907
Service fees on deposits	4,091	3,504	2,603
ATM Fees	1,635	1,457	1,093
Gain on sale of investment securities, net	36	359	241
Other mortgage banking fees	1,991	1,586	827
Other	1,308	623	593

Total noninterest income	10,973	9,105	7,264

Noninterest expenses:
Salaries and employee benefits	14,629	13,367	11,458
Net occupancy	4,478	3,903	2,939
Furniture, fixtures and equipment	2,088	1,662	1,271
Professional services	858	601	328
Advertising	1,079	1,061	1,028
Data processing	1,587	1,645	1,332
Other	6,577	5,559	4,387

Total noninterest expenses	31,296	27,798	22,743

Income before income taxes	3,694	1,040	1,387
Income tax expense	1,390	400	510

Net income	$2,304	$640	$877

Net income per common share:
Basic	$0.58	$0.20	$0.28
Diluted	0.57	0.20	0.26

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP

Consolidated Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2001, 2000 and 1999
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at January 1, 1999	3,166,813	$158	$34,394	$(6,517)	$453	$28,488
Net income	—	—	—	877	—	877
Other comprehensive (loss)	—	—	—	—	(7,312)	(7,312)
Cash dividends	—	—	—	(190)	—	(190)

Balance at December 31, 1999	3,166,813	158	34,394	(5,830)	(6,859)	21,863
Common stock issued, net of costs of issuance	443,995	23	1,709	—	—	1,732
Net income	—	—	—	640	—	640
Other comprehensive income	—	—	—	—	3,677	3,677
Cash dividends	—	—	—	(63)	—	(63)

Balance at December 31, 2000	3,610,808	181	36,103	(5,253)	(3,182)	27,849
Common stock issued, net of costs of issuance	1,756,462	87	11,589	—	—	11,676
Net income	—	—	—	2,304	—	2,304
Other comprehensive income	—	—	—	—	2,179	2,179

Balance at December 31, 2001	5,367,270	$268	$47,692	$(2,949)	$(1,003)	$44,008

See accompanying notes to consolidated financial statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$2,304	$640	$877
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,560	2,056	1,555
Capitalizated interest	(25)	(66)	—
Amortization of unearned loan fees and costs, net	(1,496)	(422)	(490)
Amortization of premiums and discounts on loans	16	27	40
Amortization of premiums and discounts on mortgage-backed securities, net	434	221	269
Gain on securities	(36)	(359)	(241)
Loss on other real estate owned	(9)	—	21
Valuation allowance of other real estate owned	342	—	—
Deferred income taxes	392	137	9
Decrease (increase) in accrued interest receivable	276	(1,101)	(657)
Provision for loan losses	1,625	1,105	785
Net increase in mortgage loans held-for-sale	(47,455)	(9,522)	(4,978)
Net increase (decrease) loan sales received in advance	—	(14,458)	14,458
Net (decrease) increase in accrued expenses and other liabilities	434	1,077	(1,448)
Net increase in prepaids and other assets	(10,160)	(1,160)	(481)

Net cash (used in) provided by operating activities	(50,798)	(21,825)	9,719

Cash flows from investing activities:
Loan disbursements, net of principal repayments	(38,443)	(102,816)	(86,592)
Purchases of property and equipment	(2,830)	(5,953)	(4,325)
Sales (purchases) of Federal Home Loan Bank of Atlanta stock	539	(174)	(1,130)
Purchases of available for sale securities	(22,398)	(18,942)	(56,937)
Sales of available for sale securities	16,197	42,549	12,727
Principal repayments of available for sale securities	33,127	17,918	28,071
Maturities of available for sale securities	13,000	—	—
Maturities of investment securities	—	—	5,502
Construction disbursements-other real estate owned	(593)	(237)	(471)
Sales of other real estate owned	2,001	642	823

Net cash provided by (used in) investing activities	600	(67,013)	(102,332)

Cash flows from financing activities:
Net increase in deposits	123,706	108,131	106,440
Net increase (decrease) in other borrowings	(28,466)	(22,834)	(16,840)
Proceeds from advances from Federal Home Loan Bank of Atlanta	244,500	275,275	142,500
Repayment of advances from Federal Home Loan Bank of Atlanta	(255,275)	(291,800)	(119,900)
Proceeds from stock issuance, net	11,676	1,732	—
Cash dividends	—	(63)	(190)

Net cash provided by financing activities	96,141	70,441	112,010

Increase (decrease) in cash and cash equivalents	45,943	(18,397)	19,397
Cash and cash equivalents at beginning of period	25,439	43,836	24,439

Cash and cash equivalents at end of period	$71,382	$25,439	$43,836

Supplemental information:
Interest paid on deposits and borrowed funds	$27,827	$30,280	$22,556
Real estate acquired in satisfaction of loans	814	2,665	100
Income taxes paid	1,980	483	495

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2001, 2000 and 1999

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2001.

        Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with these determinations, management evaluates historical trends and ratios and where appropriate obtains independent appraisals for significant properties and prepares fair value analyses.

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

(g)  Loans

        Loans are stated at their principal balance outstanding net of related deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loans are placed in nonaccrual status when they are past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

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

(h)  Allowance for Loan Losses

        The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance and the unallocated allowance.

        The formula allowance is calculated by applying loss factors to corresponding categories of outstanding homogenious loans. Loss factors are based on the Company's historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

        Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that leads management to believe the probability that a loss may be incurred in an amount different from the amount determined by formula allowance calculation. Management assigns a grade to each loan in this category based on an evaluation of each individual loan. Loss factors are set by management to reflect its assessment of the relative level of risk inherent in each grade.

        The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

        Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan and lease portfolio and changes in the financial condition of borrowers which may result from changes in economic conditions. In addition, various regulatory agencies; as an integral part of their examination process, periodically review the Bank's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

(i)    Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. The Company's comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale and is presented in note 17. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

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

(l)    Net Income Per Share

        Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed after adjusting the numerator and denominator of the basis EPS computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the "treasury stock" method.

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

(n)  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and other identifiable intangible assets. Goodwill is tested for impairment on an annual basis.

(o)  Loan Servicing

        The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

        When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

        Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Company evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

(2)  Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133, as amended by SFAS No. 137 and No. 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 as amended did not have a material effect on the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

        SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Management does not expect the impact of SFAS No. 142 to have a material effect on the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to have a material effect on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to have a material effect on the Company's consolidated financial statements.

(3)  Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2001 and 2000, the required reserve balances were $275,000.

(4)  Available-for-sale securities

        The composition of available-for-sale securities and maturities, where applicable, are as follows at December 31:

	2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$87,387	$217	$547	$87,057
Trust preferred securities—due after 10 years	26,268	286	1,960	24,594
Equity securities	2,142	584	104	2,622
U.S. Treasury Securities-due one year	1,000	14	—	1,014
Corporate Notes due after one year through five years	2,047	4	—	2,051
Other bonds and annuities—due after five years through ten years	2,515	—	—	2,515

	$121,359	$1,105	$2,611	$119,853

	2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$128,762	$15	$1,792	$126,985
Trust preferred securities-due after 10 years	23,275	42	3,177	20,140
Equity securities	3,048	240	294	2,994
U.S. Treasury Securities-due one year	999	9	—	1,008
Other bonds—due after five years through ten years	5,598	11	1	5,608

	$161,682	$317	$5,264	$156,735

        Expected maturities may differ from contractual maturities as issuers have the right to call or prepay certain obligations without penalty.

        During 2001, 2000 and 1999, the Company recognized gross gains on sale of securities of $91,000, $359,000 and $267,000, respectively and gross losses of $55,000, $0 and $26,000, respectively.

        At December 31, 2001, available for sale securities with an aggregate carrying value (fair value) of approximately $49,574,000 were pledged as collateral for borrowings under repurchase agreements.

(5)  Loans Receivable

        Approximately 90% of the Company's loans receivable are to customers located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Company generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Company generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multi-family residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

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

        Loans receivable are summarized as follows at December 31:

	2001	2000
	(in thousands)
Loans secured by first mortgages on real estate:
Residential	$54,625	$99,038
Commercial	145,547	102,080
Consumer residential construction	126,246	82,453
Construction, net of undisbursed principle	34,668	35,198

	361,086	318,769
Commercial	64,295	70,828
Loans secured by second mortgages on real estate	28,399	22,412
Consumer loans	14,814	17,824
Loans secured by deposits and other	1,168	1,131

Total loans	469,762	430,964

Unamortized loan premiums	5	20
Unearned loan fees, net	(1,102)	(986)

	$468,665	$429,998

        Nonaccrual loans totaled approximately $1,652,000, $3,172,000 and $4,229,000 at December 31, 2001, 2000 and 1999, respectively. The interest income which would have been recorded in 2001, 2000 and 1999 under the original terms of loans in nonaccrual status was approximately $168,000, $302,000 and $271,000, respectively. The actual interest income recorded on these loans in 2001, 2000 and 1999 was approximately $52,000, $32,000 and $30,000 respectively.

        Impaired loans totaled $980,000 and $2,818,000 at December 31, 2001 and 2000, respectively, and were all collateral dependent loans. Collateral dependent loans are measured based in fair value of the collateral. The valuation allowance for impaired loans was $147,000 and $590,000 at December 31, 2001 and 2000, respectively.

        The average recorded investment in impaired loans was approximately $2,031,000, $3,426,000 and $1,279,000 at December 31, 2001, 2000 and 1999, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

        Changes in the allowance for losses on loans are summarized as follows:

	2001	2000	1999
	(in thousands)
Balance at beginning of year	$4,341	$3,322	$2,676
Provisions for loan losses	1,625	1,105	785
Charge-offs, net of recoveries	(442)	(86)	(139)

Balance at end of year	$5,524	$4,341	$3,322

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2001 and 2000, the Company had commitments to originate first mortgage loans on real estate of approximately $83,342,000 and $53,117,000, respectively, all of which were committed for sale in the secondary market.

        At December 31, 2001 and 2000, the Company also had commitments to loan funds under unused home equity lines of credit aggregating approximately $20,453,000 and $14,903,000, respectively, and unused commercial lines of credit as well as unfunded construction commitment aggregating approximately $85,923,000 and $92,933,000, respectively. Such commitments carry a floating rate of interest.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and deposits. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Substantially all of the Company's outstanding commitments at December 31, 2001 and 2000, are for loans which would be secured by real estate with appraised values in excess of the commitment amounts. The Company's exposure to credit loss under these contracts in the event of non-performance by the other parties, assuming that the collateral proves to be of no value, is represented by the commitment amounts.

        During the ordinary course of business, the Company makes loans to its directors and their affiliates and several policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. Loans outstanding, both direct and indirect, to directors, their affiliates, and policy making officers totaled $2,957,000, and

$5,012,000 at December 31, 2001, and 2000, respectively. During 2001, $224,000 of new loans were made and repayments totaled $2,279,000; in 2000, $705,000 of new loans and advances of existing loans were made and repayments totaled $2,735,000.

        The Company retains servicing on certain loans it sold into the secondary market. At December 31, 2001 and 2000, the servicing portfolio totaled $18,766,000 and $10,063,000 respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $259,000 and $298,000 as of December 31, 2001 and 2000, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense and impairment of servicing rights was $136,000 and $0 for the years ended December 31, 2001 and 2000, respectively.

(6)  Property and Equipment

        Property and equipment are summarized as follows at December 31:

	2001	2000
	(in thousands)
Land	$1,777	$1,177
Buildings and improvements	4,797	4,318
Leasehold improvements	4,082	4,091
Furniture, fixtures and equipment	10,535	8,964

Total at cost	21,191	18,550
Less accumulated depreciation and amortization	6,633	4,287

	$14,558	$14,263

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $2,590,000, $2,191,000 and $1,705,000, respectively. Rent expense for 2001 included $300,000 for early terminations of existing leases. Property and equipment have estimated useful lives of 5 to 39 years.

        The Company and the Bank occupy space leased from a company, of which the Chairman and CEO of the Company, is the owner. In 2001, this company was paid $817,000 for office and branch space. The original term of the lease is 15 years. Management believes that such terms are at least as favorable as those that could be obtained from a third party lessor.

        Minimum lease payments due for each of the next five years are as follows:

(in thousands)
2002	$1,751
2003	1,624
2004	1,517
2005	1,341
2006	1,344
Thereafter	6,465

$14,042

(7)  Deposits

        Deposits are summarized as follows (dollars in thousands) at December 31:

	2001		2000
	Amount	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate
	(Dollars in thousands)		(Dollars in thousands)
Noncertificate:
Passbook and other	$36,839	1.98%	$29,103	2.78%
Interest bearing demand deposits	47,690	1.15%	34,297	1.45%
Money market accounts	187,312	3.63%	168,075	5.35%
Non-interest bearing demand	88,883	—	69,740	—

Total noncertificate deposits	360,724		301,215
Certificates:
Original maturities:
Under 12 months	4,853	4.72%	8,267	5.64%
12 to 60 months	220,169	5.58%	152,773	5.82%
IRA and KEOGH	14,842	6.11%	14,627	6.03%

Total certificates of deposit	239,864		175,667

Total deposits	$600,588		$476,882

	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)		(Dollars in thousands)
Scheduled certificate maturities:
Under 6 months	$51,109	21.30%	$64,568	36.76%
6 months to 12 months	41,047	17.11%	40,563	23.09%
12 months to 24 months	126,452	52.72%	57,113	32.51%
24 months to 36 months	16,307	6.80%	11,194	6.37%
36 months to 48 months	1,141	0.48%	827	0.47%
Over 48 months	3,808	1.59%	1,402	0.80%

	$239,864	100.00%	$175,667	100.00%

        Certificates of deposit of $100,000 or more totaled approximately $61,332,000 and $40,345,000 at December 31, 2001 and 2000, respectively.

(8)  Borrowings and Repurchase Agreements

        Other borrowings consist of Federal Home Loan Bank at Atlanta (FHLB) advances, short-term promissory notes and repurchase agreements with callable options. The FHLB advances are available under a specific collateral pledge and security agreement, which allows the Company to borrow up to $150,000,000 and requires the Company to maintain collateral for all of its borrowings in the form of specific first mortgage loans with outstanding principal equal to 133% of the advances, overnight investments equal to 100% of advances or securities equal to 103% of advances.

        Certain information regarding borrowings and repurchase agreements are as follows:

	December 31,
	2001	2000	1999
	(dollars in thousands)
Amount outstanding at year-end:
FHLB short-term advances	$—	$5,775	$7,300
Short-term promissory notes	23,324	27,874	22,439
Short-term repurchase agreements	—	38,916	12,840
FHLB long-term advances	60,000	65,000	80,000
Long-term repurchase agreements	25,000	10,000	65,000
Weighted average interest rate at year-end:
FHLB short-term advances	—	6.87%	4.55%
Short-term promissory notes	1.29%	4.41%	4.01%
Short-term repurchase agreements	—	6.63%	5.58%
FHLB long-term advances	5.99%	5.89%	5.02%
Long-term repurchase agreements	5.06%	6.16%	5.35%
Maximum outstanding at any month-end:
FHLB short-term advances	$29,000	$64,000	$32,300
Short-term promissory notes	39,604	29,516	29,705
Short-term repurchase agreements	35,534	44,767	22,958
FHLB long-term advances	60,000	75,000	80,000
Long-term repurchase agreements	25,000	85,000	87,797
Average outstanding:
FHLB short-term advances	$16,283	$32,175	$7,844
Short-term promissory notes	21,070	22,257	18,474
Short-term repurchase agreements	18,934	28,116	15,828
FHLB long-term advances	60,288	62,083	64,317
Long-term repurchase agreements	20,217	33,750	78,857
Weighted average interest rate during the year:
FHLB short-term advances	4.83%	6.50%	5.61%
Short-term promissory notes	2.86%	4.31%	3.79%
Short-term repurchase agreements	5.20%	5.95%	5.60%
FHLB long-term advances	6.07%	5.70%	4.94%
Long-term repurchase agreements	5.56%	6.01%	5.26%

        Repayments on Long-term FHLB advances and Long-term repurchase agreements are as follows: 2002–$0; 2003–$0; 2004–$0; 2005–$10,000,000; 2006–$15,000,000; thereafter–$60,000,000. Long term borrowings totaling $60,000,000 are subject to call provisions beginning in 2001, while the remaining $25,000,000 is subject to call provisions in 2002.

        The Company has pledged securities with a carrying value (fair value) of $49,574,000 and loans with a carrying value of $54,500,000 as collateral for other borrowings.

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

(10) Employee Benefit Plans

(a)
Profit Sharing Plan

The Company established a defined contribution plan in 1997, covering employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Company totaled $238,000, $145,000 and $115,000 in 2001, 2000, and 1999 respectively.

(b)
Stock Options
The Company has stock option award arrangements, which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options issued prior to 1996 are exercisable immediately after the date of grant. Beginning in 1999, options granted have a three-year vesting schedule with the first year vested upon issuance. All options expire ten years after the date of grant.

        Information with respect to stock options is as follows for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	270,180	$8.60	452,190	$10.57	190,930	$9.09
Granted	110,150	5.63	54,250	5.73	263,910	11.62
Exercised	—	—	—	—	—	—
Forfeited/Cancelled	(7,160)	7.57	(236,260)	11.70	(2,650)	9.09

Outstanding at end of year	373,170	$7.74	270,180	$8.60	452,190	$10.57

        Options outstanding are summarized as follows at December 31, 2001:

Options Outstanding
Exercise Price ($)	Shares	Weighted Average Remaining Contractual Life (Years)	Options Exercisable Shares
4.00	1,400	9.0	467
5.50	100,250	9.2	33,417
5.63	45,250	8.2	30,167
6.25	3,000	8.4	2,000
6.45	700	9.5	233
7.10	6,000	9.4	2,000
7.40	550	9.8	183
8.69	10,000	7.9	10,000
9.09	185,020	4.9	185,020
9.16	1,250	10.0	417
10.50	3,000	7.6	3,000
11.75	16,750	7.2	16,750

7.74	373,170	6.8	249,770

        The option price was equal to the market price of the common stock at the date of grant for all options granted in 2001, 2000 and 1999 and, accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value-based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2001:

		2001	2000	1999
Net income	As reported	$2,304,000	$640,000	$877,000
	Proforma	2,145,000	571,000	733,000
Net income per share-basic	As reported	0.58	0.20	0.28
	Proforma	0.54	0.18	0.23
Net income per share-diluted	As reported	0.57	0.20	0.26
	Proforma	0.53	0.18	0.22

        The weighted average fair values of options granted during 2001, 2000 and 1999 were $4.33, $3.07 and $5.10, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Dividend yield	0.00%	0.00%	0.55%
Expected volatility	65.00%	25.00%	25.00%
Risk-free interest rate	5.29%	6.35%	6.01%
Expected lives	10 Years	10 Years	10 Years

(c)  Warrants

        Warrants to acquire 860,376 shares of common stock at $9.09 per share were outstanding and exercisable at December 31, 2001, 2000 and 1999, respectively. These warrants have various expiration dates beginning 2004.

(d)  Stock Purchase

        The Company began a stock purchase plan for employees in 1999 whereby the employees can purchase Company stock through payroll deductions. The Company may provide a discount of up to 10% of the purchase price.

(11) Income Taxes

        Income tax expense consists of the following for the years ended December 31:

	2001	2000	1999
	(in thousands)
Current	$998	$263	$501
Deferred	392	137	9

Income tax expense	$1,390	$400	$510

        Income tax expense (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2001	2000	1999
	(in thousands)
Income tax expense at federal corporate rate	$1,256	$354	$472
Change in valuation allowance	63	49	107
Other	71	(3)	(69)

	$1,390	$400	$510

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2001	2000
	(in thousands)
Deferred tax assets:
Allowance for losses on loans	$2,102	$1,590
Amortization of intangible assets	56	—
Net operating loss carryforward	219	156
Other	114	190

Total gross deferred tax assets	2,491	1,936
Less valuation allowance	(219)	(156)

Net deferred tax assets	2,272	1,780
Deferred tax liabilities:
Depreciation	178	80
Gain on sales of loans	100	98

Total gross deferred tax liabilities	278	178

Attributable to operations	1,994	1,602
Unrealized loss on investments charged to other comprehensive income	503	1,766

Net deferred tax asset	$2,497	$3,368

        The Company has net operating loss carryforwards for state income tax purposes of approximately $4,741,000 which is available to offset future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the deferred tax asset in the amount of $219,000 relating to this state net operating loss.

(12) Other Expenses

        Other expenses are comprised of the following for the years ended December 31:

	2001	2000	1999
	(in thousands)
Service and maintenance	$933	$915	$649
Office supplies	455	391	345
ATM servicing expenses	695	630	601
Printing	368	332	301
Corporate insurance	154	140	108
OREO expense	412	35	6
FDIC Premiums	391	140	167
Consulting fees	221	252	101
Marketing/promotion	459	443	333
Courier/postage	319	317	241
Security	217	79	—
Other(a)	1,953	1,885	1,535

	$6,577	$5,559	$4,387

(a)
No single item included in this category exceeded one percent of total revenues.

(13) Dividends and Earnings Per Share

        As a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC), the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may not declare cash dividends from undivided profits or, without the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

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

        Information relating to the calculations of earnings per common share is summarized as follows for the years ended December 31:

	2001	2000	1999
	(dollars in thousands)
Net income-basic and diluted	$2,304	$640	$877

Weighted-average shares outstanding	3,993,462	3,185,186	3,166,813
Dilutive securities-options and warrants	36,082	—	181,755

Adjusted weighted-average shares outstanding-dilutive	4,029,544	3,185,186	3,348,568

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2001 the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's category.

        Regulatory capital amounts (dollars in thousands) and ratios for the Company and the Bank as of December 31, 2001 and 2000, were:

			Minimum Requirements For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total capital (to risk weighted assets):
Consolidated	$71,985	12.9%	44,799	8.0%	55,998	10.0%
The Bank	60,622	11.0%	44,167	8.0%	55,210	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	60,015	10.7%	22,399	4.0%	33,599	6.0%
The Bank	55,098	10.0%	22,083	4.0%	33,126	6.0%
Tier 1 capital (to average assets):
Consolidated	60,015	8.0%	30,204	4.0%	37,755	5.0%
The Bank	55,098	7.4%	30,000	4.0%	37,501	5.0%
As of December 31, 2000
Total capital (to risk weighted assets):
Consolidated	$56,822	12.3%	36,879	8.0%	46,099	10.0%
The Bank	45,783	10.2%	35,812	8.0%	44,765	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	41,375	9.0%	18,439	4.0%	27,659	6.0%
The Bank	41,442	9.3%	17,906	4.0%	26,859	6.0%
Tier 1 capital (to average assets):
Consolidated	41,375	6.0%	27,402	4.0%	34,253	5.0%
The Bank	41,442	6.1%	27,109	4.0%	33,886	5.0%

        The FDIC, through the Savings Association Insurance Fund (SAIF), insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB equal to at least 1% of the unpaid principal balances of residential mortgage loans, 0.3% of total assets or 5% of outstanding advances from the bank, whichever is greater. Purchases and sales of stock are made directly with the bank at par value.

        The Company and the Bank had previously been operating under agreements ("Memoranda of Understanding") with the Maryland Commissioner of Financial Regulation, the FDIC, and the Federal Reserve Bank of Richmond to improve operating earnings and internal controls, to review and analyze the Company's growth strategy and access to capital, and monitor transactions with affiliates. Based upon the most recent examination completed in 2002 by all of those regulators, the Company and the Bank have complied with the provisions of these agreements and the agreements have been terminated.

(15) Fair Value of Financial Instruments

        Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 2001 and 2000.

        The carrying value and estimated fair value of financial instruments is summarized as follows:

	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets:
Cash and interest-bearing deposits	$71,382	71,382	25,439	25,439
Investment securities	119,853	119,853	156,735	156,735
Loans	468,665	494,588	429,998	433,814
Loans held for sale	83,276	83,554	35,821	36,260
Mortgage loan servicing rights	258	258	298	298
Federal Home Loan Bank of Atlanta stock	4,000	4,000	4,539	4,539
Liabilities:
Deposit accounts	600,588	604,175	476,882	477,396
Borrowings	83,627	88,752	99,166	100,418
Repurchase agreements	25,000	25,832	48,399	48,398
Company-obligated manditorily redeemable preferred securities of subsidiary trust holding solely debentures of the company	21,450	21,445	21,450	16,673
Off balance sheet instruments:
Interest Rate Cap	—	—	106	4
Commitments to extend credit	—	—	—	—
Loans sold with recourse	—	—	—	—
Unused lines of credit	—	—	—	—

(a)  Cash and interest-bearing deposits

        The carrying amount for cash and interest-bearing deposits approximates fair value due to the short maturity of these instruments.

(b)  Investment Securities

        The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

(c)  Loans

        Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily and nonresidential, construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of each loan category was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

        The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the Company's historical loss percentage for each specific loan category.

(d)  Loans Held for Sale

        The fair value of loans held for sale is based on commitments to sell loans classified as held for sale in the secondary market.

(e)  Mortgage Loan Servicing Rights

        The fair of mortgage loan servicing rights was calculated by discounting anticipated cash flows of net servicing income based on assumptions involving interest rates and current repayment rates.

(f)    Federal Home Loan Bank of Atlanta Stock

        The carrying value of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of its fair value as FHLB stock does not have a readily available market and can only be sold back to the FHLB at its par value of $100 per share.

(g)  Deposits

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

(h)  Borrowings and Repurchase Agreements

        Borrowings were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2001.

(i)    Company-obligated manditorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company

        The fair value of these obligations is based on the bid price on the NASDAQ National Market.

(j)    Off-Balance Sheet Financial Instruments

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

(16) Segment Information

        The Company is in the business of providing financial services, and operates in two business segments-commercial and consumer banking and mortgage banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking, to individuals and commercial enterprises. Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.

        The following table presents certain information regarding these business segments:

	2001		2000		1999
	(in thousands)
Total revenue:
Commercial and consumer banking	$31,522	(1)	$25,322	(1)	$21,804	(1)
Mortgage banking	7,484		5,369		4,498
Less related party transactions	2,391	(3)	748	(3)	1,387	(3)

	5,093	(2)	4,621	(2)	3,111	(2)

Consolidated revenue	$36,615		$29,943		$24,915

Income before income taxes:
Commercial and consumer banking	$3,279	(1)	$1,639	(1)	$2,749	(1)
Mortgage banking	2,806		149		25
Less related party transactions	2,391	(3)	748	(3)	1,387	(3)

	415	(2)	(599)	(2)	(1,362)	(2)

Consolidated income before income taxes	$3,694		$1,040		$1,387

Identifiable assets:
Commercial and consumer banking	$694,589		$652,580		$600,872
Mortgage banking	83,276		24,869		15,200

Consolidated total assets	$777,865		$677,449		$616,072

(1)
Includes net interest income of $25,642, $20,838 and $17,283 for 2001, 2000 and 1999 respectively.
(2)
Includes net interest income of $1,274, $1,757 and $368 for 2001, 2000 and 1999 respectively.
(3)
Management's policy for the mortgage banking segment is to recognize a gain for loans sold to the Bank at market prices determined on an individual loan basis.

(17) Comprehensive Income

        The Company's components of comprehensive income are as follows (in thousands) for the years ended December 31:

	2001	2000	1999
	(dollars in thousands)
Net income	$2,304	$640	$877

Other comprehensive income (loss) items:
Unrealized holding gains (losses) arising during the period (net of tax (benefit) of $1,263, $2,452, and $(2,978), respectively)	2,199	3,897	(7,164)
Less: reclassification adjustment for gains (net of taxes of $16, $139 and $93, respectively) included in net income	20	220	148

Total other comprehensive income (loss)	2,179	3,677	(7,312)

Total other comprehensive income (loss)	$4,483	$4,317	$(6,435)

(18) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

	Three months ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(dollars in thousands, except per share data)
Interest income	$13,011	$13,323	$13,570	$13,126
Interest expense	6,064	6,544	7,098	7,682
Net interest income	6,947	6,779	6,472	5,444
Provision for credit losses	450	425	375	375
Other operating income	2,821	2,948	2,559	2,609
Gain on sale of securities	(1)	23	(51)	65
Operating expenses	7,963	8,271	7,814	7,248

Income before taxes	1,354	1,054	791	495
Applicable income taxes	524	393	290	183

Net income	$830	$661	$501	$312

Net income per common share (Basic)	0.17	0.18	0.14	0.09
Net income per common share (Diluted)	0.16	0.18	0.14	0.09

	Three months ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(dollars in thousands, except per share data)
Interest income	$14,013	$13,446	$12,453	$11,466
Interest expense	8,264	8,224	7,436	6,616
Net interest income	5,749	5,222	5,017	4,850
Provision for credit losses	425	300	300	80
Other operating income	2,644	2,255	2,220	1,626
Gain on sale of securities	119	116	115	9
Operating expenses	7,733	6,998	6,745	6,322

Income before taxes	355	295	307	83
Applicable income taxes	136	114	118	32

Net income	$219	$181	$189	$51

Net income per common share (Basic)	0.07	0.06	0.06	0.01
Net income per common share (Diluted)	0.07	0.06	0.06	0.01

(19) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition as of December 31,

	2001	2000
	(in thousands)
Assets:
Cash and interest bearing deposits	$6,002	$4,156
Loans	2,650	3,150
Available-for-sale securities	2,622	2,582
Investment in subsidiaries	54,399	38,976
Other assets	972	1,354

Total assets	$66,645	$50,218

Liabilities and Stockholders' Equity:
Other liabilities	$587	$319
Company-obligated manditorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	22,050	22,050
Stockholders' equity	44,008	27,849

Total liabilities and stockholders' equity	$66,645	$50,218

Statement of Income for the years ended December 31,

	2001	2000	1999
	(in thousands)
Income:
Interest income on investments and interest bearing deposits	$165	$310	$532
Interest income on loans	228	402	351
(Loss) gain on sale of securities	(12)	119	182
Other income	653	422	75

Total income	1,034	1,253	1,140

Expenses:
Interest expense	1,880	1,880	1,881
Salaries and employee benefits	—	—	486
Professional expenses	231	161	65
Other expenses	243	208	247

Total expenses	2,354	2,249	2,679

Loss before income tax benefit	(1,320)	(996)	(1,539)
Income tax benefit	(469)	(339)	(602)

(Loss) income before equity in undistributed net income of the subsidiaries	(851)	(657)	(937)
Equity in undistributed net income in subsidiaries	3,155	1,297	1,814

Net income	$2,304	$640	$877

Statement of Cash Flows for the years ended December 31,

	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
(Loss) income before undistributed net income of subsidiaries	$(851)	$(657)	$(937)
Loss (gain) on sale of securities	12	(119)	(182)
(Decrease) increase in other liabilities	268	(172)	(911)
Decrease (increase) in other assets	246	3,563	(5,621)

Net cash (used in) provided by operating activities	(325)	2,615	(7,651)

Net cash flows from investing activities:
Investment in subsidiaries	(10,500)	(4,737)	2,702
Loans repayments (disbursements), net	500	1,660	(1,850)
Purchase of available for sale securities	—	(76)	(1,478)
Sale of available for sale securities	495	771	1,838

Net cash (provided by) used in investing activities	(9,505)	(2,382)	1,212

Net cash flows from financing activities:
Proceeds from stock issuance, net	11,676	1,732	—
Dividends paid	—	(63)	(190)

Net cash provided by (used in) financing activities	11,676	1,669	(190)

Net increase (decrease) in cash and interest bearing deposits	1,846	1,902	(6,629)
Cash and short-term investments at beginning of year	4,156	2,254	8,883

Cash and short-term investments at end of year	$6,002	$4,156	$2,254

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        The Board of Directors and its Audit Committee approved the change in accountants from its previous independent public accountant KPMG LLP ("KPMG"), to Stegman & Company effective July 18, 2000.

        The Company believes that for the fiscal year ended December 31, 1999 and the subsequent interim period through July 18, 2000, KPMG did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

        The report of KPMG on the Company's financial statements for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During that period, there were no "reportable events" within the meaning of Item 30A(a)(I)(v) of Regulation 8-K promulgated under the Securities Act.

        The Company requested that KPMG furnish a letter addressed to the Securities and Exchange Commission stating whether KPMG agrees with the above statements.

        On July 25, 2000, KPMG filed the letter that we requested with the Securities and Exchange Commission stating that it had read our statements and agreed with such statements, except to the extent that KPMG was not in a position to agree or disagree with the Company's statement that the change was approved by the Board of Directors and its Audit Committee.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information relating to directors and executive officers of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from the Company's proxy statement in connection with its Annual Meeting of Stockholders to be held May 7, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11    EXECUTIVE COMPENSATION

        Certain information relating to directors and executive officers compensation, the Compensation Committee Report on Executive Compensation, and stock performance is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 7, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 12    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Certain information relating to security ownership of certain directors, 5% beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 7, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 7, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1), (2) Financial Statements

  Independent Auditors' Reports

  Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999

        (a)(3) Exhibits Required to be filed ;by Item 601 of Regulations 8-K.

QuickLinks

FIRST MARINER BANCORP
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
FIRST MARINER BANCORP AND SUBSIDIARIES Consolidated Statements of Financial Condition
FIRST MARINER BANCORP AND SUBSIDIARIES Consolidated Statements of Operations
FIRST MARINER BANCORP Consolidated Statements of Changes in Stockholders' Equity
FIRST MARINER BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows
FIRST MARINER BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements For the Years Ended December 31, 2001, 2000 and 1999
PART III