Form 10-K/A
period 2001-12-31
FIRST MARINER BANCORP
filed 2002-04-04
CIK 946090

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A

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

        Documents incorporated by reference:

        Proxy Statement—Part III

        This 10-K/A is being filed to amend Item 8 to include the Auditors' Reports, and to include the Signatures page, the Exhibit Index, the list of Subsidiaries of the Registrant filed as Exhibit 21, the consent of Stegman & Company filed as Exhibit 23.1 and Risk Factors filed as Exhibit 99, all of which were inadvertently omitted from the original 10-K filing submitted on April 1, 2002. This 10-K/A also includes revised consent of KPMG LLP filed herewith as Exhibit 23.2 and supersedes and replaces the consent of KPMG LLP filed as Exhibit 23 to the registrant's Form 10-K filed on April 1, 2002.

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

[STEGMAN & COMPANY LOGO]

The Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the accompanying consolidated statements of financial condition as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland February 8, 2002

[KPMG LOGO]

Independent Auditors' Report

The Board of Directors
First Mariner Bancorp:

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of First Mariner Bancorp and subsidiaries (the "Company") for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of First Mariner Bancorp and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

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

  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999

        (a)(3) Exhibits Required to be filed by Item 601 of Regulations S-K.

  See Exhibit Index following Signatures

        (b) Reports on Form S-K

          None

        (c) Exhibits required by Item 601 of Regulation S-K

          See the Exhibit Index following the Signatures

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
Date: 4/1/2002	By:	/s/ EDWIN F. HALE SR. Edwin F. Hale Sr. Chairman and Chief Executive Officer
Date: 4/1/2002	By:	/s/ MARK A. KEIDEL Mark A. Keidel Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as Director on the 20th day of March, 2001

/s/ BONDROFF, BARRY B. Bondroff, Barry B.	/s/ MANTAKOS, GEORGE H. Mantakos, George H.
/s/ BROWN, EDITH B. Brown, Edith B.	/s/ MATRICCIANI, JAY J. Matricciani, Jay J.
/s/ CERNAK, ROSE M. Cernak, Rose M.	/s/ O'CONOR, JAMES P. O'Conor, James P.
/s/ CICERO, JOSEPH A. Cicero, Joseph A.	/s/ OLIVER, JOHN J. Oliver, John J.
/s/ FRIEDMAN, HOWARD Friedman, Howard	/s/ SCHMOKE, PATRICIA Schmoke, Patricia
/s/ HALE, EDWIN F. SR. Hale, Edwin F. Sr.	/s/ SIBEL, HANAN Y. Sibel, Hanan Y.
/s/ HOFFMAN, BRUCE H. Hoffman, Bruce H.	/s/ STOLER, LEONARD Stoler, Leonard
/s/ WATSON, MICHAEL R. Watson, Michael R.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the 1996 Registration Statement)
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)
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
21	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
23.2	Consent of KPMG, LLP filed herewith
99	Risk Factors filed herewith

QuickLinks

FIRST MARINER BANCORP
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
Independent Auditors' Report
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
SIGNATURES
EXHIBIT INDEX