Form 10-Q
period 2002-03-31
FIRST MARINER BANCORP
filed 2002-05-15
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2002.

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

COMMON STOCK, par value $0.05 per share

(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

The number of shares of common stock outstanding as of March 31, 2002 is 5,374,010 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition.

	March 31, 2002	December 31, 2001
	(unaudited)
	(Dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$18,712	$32,764
Interest-bearing deposits	92,118	38,618
Available-for-sale securities, at fair value	141,615	119,853
Loans held for sale	37,459	83,276
Loans receivable	467,407	468,665
Allowance for loan losses	(5,810)	(5,524)
Loans, net	461,597	463,141
Other real estate owned	2,638	2,683
Federal Home Loan Bank of Atlanta stock, at cost	4,000	4,000
Property and equipment, net	14,489	14,558
Accrued interest receivable	4,215	4,137
Deferred income taxes	2,107	2,497
Prepaid expenses and other assets	12,529	12,338
Total assets	$791,479	$777,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$606,899	$600,588
Borrowings	89,646	83,324
Repurchase agreements	25,000	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	21,450	21,450
Accrued expenses and other liabilities	3,444	3,495
Total liabilities	746,439	733,857

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,374,010 and 5,367,270 shares issued and outstanding, respectively	269	268
Additional paid-in capital	47,750	47,692
Accumulated deficit	(2,086)	(2,949)
Accumulated other comprehensive loss	(893)	(1,003)
Total stockholders’ equity	45,040	44,008

Total liabilities and stockholders’ equity	$791,479	$777,865

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Dollars in thousands, except per share data)
Interest income:
Loans	$9,216	$10,334
Investments Securities and other earning assets	3,094	2,792
Total interest income	12,310	13,126

Interest expense:
Deposits	3,681	5,071
Borrowed funds and repurchase agreements	1,731	2,611
Total interest expense	5,412	7,682
Net interest income	6,898	5,444

Provision for loan losses	300	375

Net Interest income after provision for loan losses	6,598	5,069

Noninterest income:
Gain on sale of mortgage loans	931	405
Other mortgage banking revenue	247	543
ATM Fees	415	378
Service fees on deposits	903	845
Gain on sales of investment securities	—	65
Other	609	438

Total noninterest income	3,105	2,674

NonInterest expenses:
Salaries and employee benefits	4,435	3,399
Net occupancy	957	1,032
Furniture, fixtures and equipment	599	516
Professional services	220	146
Advertising	250	240
Data processing	393	395
Other	1,509	1,520

Total noninterest expenses	8,363	7,248

Income before taxes	1,340	495

Provision for income taxes	477	183

Net income	$863	$312

Net income per common share:
Basic	$0.16	$0.09
Diluted	0.16	0.09

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:

Net income	$863	$312
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	685	598
Amortization of unearned loan fees and costs, net	(515)	(120)
Amortization of premiums and discounts on loans	1	7
Amortization of premiums and discounts on mortgage-backed securities, net	313	85
Gain on available for sale securities	—	(65)
(Increase) decrease in accrued interest receivable	(78)	140
Provision for loan losses	300	375
Net decrease (increase) in mortgage loans held-for-sale	45,817	(23,970)
Net (decrease) increase in accrued expenses and other liabilities	(51)	2,505
Net increase in prepaids and other assets	(2,523)	(1,828)
Net cash used in (provided by) operating activities	44,812	(21,961)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	1,758	(14,174)
Purchases of property and equipment	(616)	(492)
Purchases of Federal Home Loan Bank of Atlanta stock	—	(186)
Purchases of available for sale securities	(29,356)	—
Sales of available for sale securities	—	13,698
Principal repayments of available for sale securities	10,113	5,784
Construction disbursements-other real estate owned	45	(4)
Sales of other real estate owned	—	1,013
Net cash (used in) provided by investing activities	(18,056)	5,639
Cash flows from financing activities:
Net increase in deposits	6,311	23,949
Net increase in other borrowings	6,322	4,538
Proceeds from advances from Federal Home Loan Bank of Atlanta	—	89,500
Repayment of advances from Federal Home Loan Bank of Atlanta	—	(92,775)
Proceeds from stock issuance, net	59	43
Net cash provided by financing activities	12,692	25,255
Increase in cash and cash equivalents	39,448	8,933
Cash and cash equivalents at beginning of period	71,382	25,439
Cash and cash equivalents at end of period	$110,830	$34,372
Supplemental information:
Interest paid on deposits and borrowed funds	$6,889	$7,861
Income taxes paid	434	221

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.   These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2001.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2002	2001
	(Unaudited)
	(dollars in thousands)
Net income	$863	$312
Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax of $285 and $1,092, respectively)	110	1,732
Less: reclassification adjustment for gains (net of taxes of $0 and $37, respectively) included in net income	—	59
Total other comprehensive income	110	1,673
Total comprehensive income	$973	$1,985

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001

Net income-basic and diluted	$863	$312
Weighted-average shares outstanding	5,367,809	3,610,905
Dilutive securities-options and warrants	189,195	—
Adjusted weighted-average shares outstanding-dilutive	5,557,004	3,610,905

NOTE 4 — SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in two business segments—commercial and consumer banking and mortgage banking.  Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  Mortgage banking is conducted through the Bank and involves originating residential single family mortgages for sale in the secondary market, as well as various second mortgage and construction loans to be held in the Bank’s loan portfolio.

For the quarter ended March 31,	2002		2001
(dollars in thousands)
Total revenue:	$7,443	(1)	$6,241	(1)
Commercial and consumer banking	2,579		1,896
Mortgage banking	19	(3)	19	(3)
Less related party transactions	2,560	(2)	1,877	(2)
Consolidated revenue	$10,003		$8,118

Income before income taxes
Commercial and consumer banking	$1,020	(1)	$(242	)(1)
Mortgage banking	339		756
Less related party transactions	19	(3)	19	(3)
	320	(2)	737	(2)
Consolidated income before income taxes	$1,340		$495

Identifiable assets
Commercial and consumer banking	$754,020		$647,266
Mortgage banking	37,459		59,791

Consolidated total assets	$791,479		$707,057

(1) Includes net interest income of $6,898 and $5,444 for March 31, 2002 and 2001 respectively.

(2) Includes net interest income of $513 and $1,070 for March 31, 2002 and 2001 respectively.

(3) Management’s policy for the mortgage banking segment is to recognize a gain for loans sold to the Bank at market prices determined on an individual loan basis.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company

The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned Subsidiary,  First Mariner Bank (the “Bank”), whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 22 full service branches and 162 Automated Teller Machines.

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

The Company’s executive offices are located at 1801 South Clinton Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $791,479,000 at March 31, 2002, compared to $777,865,000 at December 31, 2001, increasing $13,614,000 or 1.8% for the first three months of 2002.  Earning assets increased $28,187,000 or 3.9% to $742,599,000 from $714,412,000. Loans outstanding have decreased $1,258,000 or 0.3% and loans held for sale also decreased by $45,817,000 or 55.0%.  The decrease in loans held for sale was primarily attributable to an increase of funds of sold loans by investors in the first three months of 2002. Available for sale investment securities increased by $21,762,000 primarily due to purchases of $29,356,000 of securities.  Deposits increased by $6,311,000 or 1.1%, while borrowed funds increased $6,322,000 or 7.6%. Stockholders’ equity increased by $1,032,000 or 2.3%, driven by retention of earnings and improvement in market value of securities classified as available for sale.

	March 31, 2002	December 31, 2001
(in thousands)

Investment securities-available for sale:
Mortgage-backed securities	$102,932	$87,057
Trust preferred securities	25,648	24,594
U.S. Government Agency Bonds	2,912	—
U.S. Treasury securities	984	1,014
Equity securities	2,671	2,624
Other investment securities	6,468	4,564
Total investment securities-available-for-sale	$141,615	$119,853

The loan portfolio was comprised of the following:

	March 31, 2002	December 31, 2001

	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$49,878	$54,625
Commercial	168,319	165,076
Consumer residential construction	121,985	126,246
Construction, net of undisbursed principle	36,573	34,668
	376,755	380,615
Commercial	46,221	44,766
Loans secured by second mortgages on real estate	29,210	28,399
Consumer loans	15,080	14,814
Loan secured by deposits and other	1,244	1,168
Total loans	468,510	469,762
Unamortized loan premiums	4	5
Unearned loan fees, net	(1,107)	(1,102)
	467,407	468,665

            The slight decrease in total loans was primarily due to change in residential mortgages which declined by $4,747,000 and decrease of residential construction loans of $4,261,000 due to payoffs and scheduled runoff.  The decline in residential mortgages and residential construction loans was partially offset by the increase in commercial mortgages of $3,243,000, commercial construction of $1,905,000 and commercial loans of $1,455,000 as of March 31, 2002.

Credit Risk Management

The first quarter provision for loan losses in 2001 was $375,000 compared to $300,000 for the same period ended March 31, 2002.  The allowance for loan losses totaled $5,810,000 at March 31, 2002 compared to $5,524,000 at December 31, 2001.  As of March 31, 2002 the allowance for loan losses is 1.24% of outstanding loans as compared to 1.18% at December 31, 2001. Notwithstanding the performance of the loans in portfolio, the allowance for loan losses has been increased to guard against a softening of the economy.  Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses	Three Months Ended March 31,
(Dollars in thousands)	2002	2001
Allowance for loan losses, beginning of year	$5,524	$4,341

Loans charged off:
Commercial	—	(35)
Real estate	—	—
Consumer	(20)	(35)
Total loans charged off	(20)	(70)

Recoveries
Commercial	—	—
Real estate	—	—
Consumer	6	—
Total recoveries	6	—

Net chargeoffs	(14)	(70)

Provision for loan losses	300	375

Allowance for loan losses, end of year	$5,810	$4,646

Loans (net of premiums and discounts)
Period-end balance	467,407	444,212
Average balance during period	470,472	432,118
Allowance as percentage of period-end loan balance	1.24%	1.05%

Percent of average loans:
Provision for loan losses (Annualized)	0.26%	0.35%
Net chargeoffs (Annualized)	-0.01%	-0.06%

Non-performing assets, expressed as a percentage of total assets, decreased to 0.42% at March 2002, down from 0.56% at December 31, 2001, and 0.80% at March 31, 2001.

Nonperforming Assets	March 31,	December 31,	March 31,
(Dollars in thousands)	2002	2001	2001
Nonaccruing loans	$671	$1,652	$3,060
Real estate acquired by foreclosure	2,638	2,683	2,601

Total non-performing assets	$3,309	$4,335	$5,661

Loans past-due 90 days or more and accruing	$3,032	$5,257	$818

At March 31, 2002, the allowance for loan losses represented 176% of nonperforming assets compared to 127% at December 31, 2001.  Management believes the allowance for loan losses at March 31, 2002 is adequate.

Deposits

Deposits totaled $606,899,000 as of March 31, 2002, increasing $6,311,000 or 1.1% from the December 31, 2001 balance of $600,588,000.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.

	March 31, 2002		December 31, 2001
	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$211,021	34.8%	$235,002	39.1%
Regular savings deposits	42,041	6.9%	36,839	6.1%
Time deposits	253,338	41.7%	239,864	40.0%
Total interest-bearing deposits	506,400	83.4%	511,705	85.2%
Noninterest-bearing demand deposits	100,499	16.6%	88,883	14.8%
Total deposits	$606,899	100.0%	$600,588	100.0%

Results of Operations

Net Income.  For the three months ended March 31, 2002, net income totaled $863,000 compared to $312,000 for the three month period ended March 31, 2001.  Earnings per share for the first three months of 2002 totaled $.16 compared to $.09 per share for the same period of 2001.  Increased net income for the first three months of 2002 was attributable primarily to increases in revenue (net interest income and non interest income) of $1,885,000, partially offset by an increase in noninterest expense of $1,115,000.

Net Interest Income.  Net interest income for the first three months of 2002 totaled $6,898,000, an increase of 26.7% over $5,444,000 for the three months ended March 31, 2001. The net interest margin for the three month period was 3.92% compared to 3.47% for the comparable period of 2001.

Average loans outstanding increased by $38,354,000 while average investment securities decreased by $27,786,000 and average loans held for sale increased $21,413,000. Yields on earning assets for the period decreased to 7.01% from 8.44%. Interest expense decreased by $2,270,000.  Average interest bearing liabilities increased by $48,711,000. Average interest bearing deposits increased by $88,152,000 and average borrowings declined by $39,441,000.  Rates paid on interest bearing liabilities decreased to 3.52% from 5.42% for the same period in 2001 as a result of the decline in general interest rates.

	For the period ended March 31,
	2002		2001
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Assets:
Loans
Commercial Loans and LOC	$51,526	6.48%	$68,434	9.21%
Comm/Res Construction	37,610	7.31%	35,532	10.21%
Commercial Mortgages	160,847	8.18%	103,065	9.49%
Residential Constr — Cons	121,714	9.01%	87,339	10.16%
Residential Mortgages	51,463	8.10%	96,821	8.05%
Consumer	47,312	6.11%	40,927	8.19%
Total Loans	470,472	7.92%	432,118	9.20%

Loans held for sale	53,494	6.09%	32,081	6.31%
Available for sale securities, at fair value	123,496	6.59%	151,282	6.94%
Interest bearing deposits	57,438	1.41%	7,494	4.71%
Federal Home Loan Bank of Atlanta stock, at cost	4,000	5.75%	4,578	7.25%

Total earning assets	708,900	7.01%	627,553	8.44%

Allowance for loan losses	(5,631)		(4,461)
Cash and other non earning assets	52,053		46,265

Total Assets	$755,322		$669,357

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	35,959	0.79%	31,042	1.34%
Savings deposits	39,477	1.00%	30,038	2.75%
Money market deposits	175,162	1.49%	172,492	5.11%
Time deposits	246,576	4.72%	175,450	5.99%
Total interest bearing deposits	497,174	3.00%	409,022	5.03%

Borrowings	126,233	5.56%	165,674	6.39%

Total interest bearing liabilities	623,407	3.52%	574,696	5.42%

Noninterest bearing demand deposits	83,729		63,309
Other liabilities	3,717		3,420
Stockholders Equity	44,469		27,932

Total Liabilities and Stockholders’ Equity	$755,322		$669,357

Net Interest Spread		3.49%		3.02%

Net Interest Margin		3.92%		3.47%

Noninterest Income – Noninterest income increased $431,000 or 16.1% for the three months ended March 31, 2002 to $3,105,000 from $2,674,000 for the same period of 2001, reflecting higher levels of revenue in most major categories. Deposit service charges rose 6.9% as compared to the three months ending March 31, 2002 due to the increased number of deposit accounts.  These increases are the result of the continued leveraging of the bank’s branch network and focused marketing and promotion of the retail banking products. ATM fees increased by $37,000 or 9.8% as a result of increased volume of ATM and debit card transactions.  The Bank has entered into a partnership with a third party to provide ATM’s to additional remote locations.  As of March 31, 2002, the Bank has 28 ATM locations that it owns and operates and 134 ATM’s through the third party agreement.  Mortgage banking income and gain on sale of mortgage loans increased by $230,000 due to increased volume of mortgage loans originated and sold into the secondary market.  The volume of mortgage loans produced during the first three months of 2002 was $195,310,000 compared to $168,040,000 in 2001.   Other sources of noninterest income increased by $171,000 or 39.0%. Investment fee revenue received from sales of annuities and mutual funds increased $53,000 and bank owned life insurance income increased $134,000.

	For three months ended March 31,
	2002	2001
(Dollars in thousands)	Amount	Amount

Gain on sale of loans	$931	$405
Service fees on deposits	903	845
ATM fees	415	378
Gain on securities, net	—	65
Other mortgage banking fees	247	543
Other operating income	609	438
Total noninterest income	$3,105	$2,674

Noninterest expenses — For the three months ended March 31, 2002 noninterest expenses increased $1,115,000 or 15.4% to $8,363,000 compared to $7,248,000 for the same period of 2001.   Increased salaries and employee benefits of $1,036,000 relate to additional personnel costs for new positions due to an increase in the number of loans and deposits and higher commissions paid on mortgage loan originations.  Furniture and fixtures expense increased by $83,000 or 16.1% primarily due to higher depreciation expenses. Professional services increased by $74,000 primarily as a result of increased legal fees associated with growth in lending activities.  Advertising expenses grew by 4.2% and totaled $250,000 as the Company maintained most of its advertising campaigns from the prior year.

	For three months ended March 31,
	2002	2001
(Dollars in thousands)	Amount	Amount
Salaries and employee benefits	$4,435	$3,399
Net occupancy	957	1,032
Furniture, fixtures and equipment	599	516
Professional services	220	146
Advertising	250	240
Data processing	393	395
ATM servicing expenses	202	149
Printing/Office supplies	222	177
Service & maintenance	230	214
OREO expense	64	78
Other	791	902
Total noninterest expense	$8,363	$7,248

Income Taxes –  The Company recorded income tax expense of $477,000 on income before taxes of $1,340,000, resulting in an effective tax rate of 35.6% for the three month period ended March 31, 2002 in comparison to income tax expense of $183,000 on income before taxes of $495,000, resulting in an effective tax rate of 37.0% for the three month period ended March 31, 2001.  The decrease in the effective tax rate reflects higher levels of tax exempt income for state income tax purposes.

Liquidity and Capital Resources

Stockholders’ equity increased $1,032,000 in the first three months of 2002 to $45,040,000 from $44,008,000 as of December 31, 2001.  The change is mostly due to the decrease in accumulated other comprehensive losses of $110,000 as a result of improved levels of mark-to-market investments as interest rates declined during the period. Also contributing to the increased capital levels is net income of $863,000 for the first three months of 2002 and $59,000 of proceeds from the sale of stock under the company stock purchase plan.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	As of March 31,
	(unaudited)
	2002	2001
Regulatory capital ratios
Leverage
Consolidated	8.4%	6.3%
The Bank	7.8%	6.6%
Tier 1 capital to risk weighted assets
Consolidated	11.0%	8.6%
The Bank	10.2%	9.2%
Total capital to risk weighted assets
Consolidated	13.1%	11.8%
The Bank	11.2%	10.2%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2002, the Company had a one year cumulative positive gap of approximately $167 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2002, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase of 200 basis points over a one year period, the Company’s net interest income would increase by 3% if rates were to increase and decrease by 4% if rates were to decline.

PART II - Other Information

Item 1 -                Legal proceedings - None

Item 2 -                Changes in securities and use of proceeds - None

Item 3 -                Defaults on senior securities - None

Item 4 -                Submission of matters to a vote of security holders

At the Company’s Annual Meeting of Stockholders held May 7, 2002, the following directors were elected by serve a three-year term expiring upon the date of the Company’s 2005 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against

Edwin F. Hale, Sr.	4,619,922	104,915
Barry B. Bondroff	4,705,275	19,562
Bruce H. Hoffman	4,705,275	19,562
James P. O’Conor	4,709,342	15,495
Dr. Patricia Schmoke	4,661,064	63,777

Also at the Company’s Annual meeting of Stockholders held May 7, 2002, a proposal to adopt the 2002 Stock Option Plan was voted upon.  The proposal was adopted as follows:

Votes For	Votes Against
4,323,050	361,194

Also at the Company’s Annual meeting of Stockholders held May 7, 2002, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer.  The proposal was defeated as follows:

Votes For	Votes Against
525,845	2,574,704

Item 5 -                Other information - None

Item 6 -                Exhibits and reports on Form 8-K

                             (a).             Exhibits required to be filed by item 601 of Regulation 5-K

See exhibit index following signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	5/15/02	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	5/15/02	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, as amended, file no. 333-16011 (the “1996 Registration Statement”))

3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the 1996 Registration Statement)

3.3	Amendment to Article I, Section 6 to the Amended and Restated Bylaws of First Mariner Bancorp (filed herewith)

10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)

10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)

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

10.7

Lease Agreement dated as of June 1, 1998 between Building #2, L.L.C. and First Mariner Bank (Incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

BY-LAWS

ARTICLE I

Stockholders

SECTION 6. Conduct of Meeting

Add at the beginning of Section 6 the following:

Meetings of stockholders shall be presided over by the Chairman of the Board and Chief Executive Officer.   If the Chairman of the Board and Chief Executive Officer is unable to preside over the meetings of stockholders then the meetings shall be presided over in the following manner.