Form 10-Q
period 2002-06-30
FIRST MARINER BANCORP
filed 2002-08-14
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2002.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        .

Commission file number:  0-21815

FIRST MARINER BANCORP

(Exact name of registrant as specified in its charter)

Maryland		52-1834860
(State of Incorporation)		(I.R.S. Employer Identification Number)

3301 Boston Street, Baltimore, MD	21224	410-342-2600
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

1801 South Clinton Street, Baltimore, MD 21224

Former Address, If Changed Since Last Report

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

The number of shares of common stock outstanding as of August 14, 2002 is 5,379,941 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Cash and due from banks	$24,703	$32,764
Federal funds sold and Interest-bearing deposits	31,716	38,618
Available-for-sale securities, at fair value	173,946	119,853
Loans held for sale	42,406	83,276
Loans receivable	500,002	468,665
Allowance for loan losses	(6,060)	(5,524)
Loans, net	493,942	463,141
Other real estate owned	2,452	2,683
Federal Home Loan Bank of Atlanta stock, at cost	4,000	4,000
Property and equipment, net	16,066	14,558
Accrued interest receivable	4,633	4,137
Deferred income taxes	1,078	2,497
Prepaid expenses and other assets	11,695	12,338
Total assets	$806,637	$777,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$624,949	$600,588
Borrowings	84,530	83,324
Repurchase agreements	25,000	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	21,450	21,450
Accrued expenses and other liabilities	2,957	3,495
Total liabilities	758,886	733,857

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,379,941 and 5,367,270 shares issued and outstanding, respectively	269	268
Additional paid-in capital	47,810	47,692
Accumulated deficit	(1,178)	(2,949)
Accumulated other comprehensive income (loss)	850	(1,003)
Total stockholders’ equity	47,751	44,008

Total liabilities and stockholders’ equity	$806,637	$777,865

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(dollars in thousands except per share)
Interest income:
Loans	$10,923	$11,117	$20,139	$21,451
Investments and interest-bearing deposits	1,963	2,453	5,057	5,245
Total interest income	12,886	13,570	25,196	26,696

Interest expense:
Deposits	3,557	4,611	7,238	9,682
Borrowed funds and repurchase agreements	1,735	2,487	3,466	5,098
Total interest expense	5,292	7,098	10,704	14,780
Net interest income	7,594	6,472	14,492	11,916

Provision for loan losses	335	375	635	750

Net interest income after provision for loan losses	7,259	6,097	13,857	11,166

Noninterest income:
Gain on sale of mortgage loans	402	327	1,333	732
Other mortgage banking revenue	560	445	807	957
ATM Fees	530	411	945	789
Service fees on deposits	952	900	1,855	1,745
Gain on sales of investment securities	94	(51)	94	14
Other	654	476	1,263	945

Total noninterest income	3,192	2,508	6,297	5,182

Noninterest expenses:
Salaries and employee benefits	4,702	3,644	9,137	7,043
Net occupancy	1,125	972	2,082	2,004
Furniture, fixtures and equipment	532	493	1,131	1,009
Professional services	499	147	719	293
Advertising	300	240	550	480
Data processing	427	409	820	804
Other	1,528	1,909	3,037	3,429

Total noninterest expenses	9,113	7,814	17,476	15,062

Income before taxes	1,338	791	2,678	1,286

Provision for income taxes	430	290	907	473

Net income	$908	$501	$1,771	$813

Net income per common share:
Basic	$0.17	$0.14	$0.33	$0.22
Diluted	0.16	0.14	0.31	0.22

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:

Net income	$1,771	$813
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,301	1,179
Amortization of unearned loan fees and costs, net	(1,031)	(594)
Amortization of premiums and discounts on loans	2	9
Amortization of premiums and discounts on mortgage-backed securities, net	294	193
Gain on available for sale securities	(94)	(14)
(Increase) decrease in accrued interest receivable	(496)	295
Provision for loan losses	635	750
Net increase (decrease) in mortgage loans held-for-sale	40,870	(42,740)
Net (decrease) increase in accrued expenses and other liabilities	(538)	1,601
Net increase in prepaids and other assets	922	3,259
Net cash (used in) provided by operating activities	43,636	(35,249)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(30,406)	(18,865)
Purchases of property and equipment	(2,809)	(1,627)
(Sales) purchases of Federal Home Loan Bank of Atlanta stock	—	(861)
Purchases of available for sale securities	(71,284)	—
Sales of available for sale securities	3,492	13,683
Maturity of available for sale securities	500	1,000
Principal repayments of available for sale securities	15,948	12,922
Construction disbursements-other real estate owned	(134)	(231)
Sales of other real estate owned	408	1,137
Net cash (used in) provided by investing activities	(84,285)	7,158
Cash flows from financing activities:
Net increase in deposits	24,361	28,955
Net increase in other borrowings	1,206	(5,766)
Proceeds from advances from Federal Home Loan Bank of Atlanta	—	196,500
Repayment of advances from Federal Home Loan Bank of Atlanta	—	(186,275)
Proceeds from stock issuance, net	119	93
Net cash provided by financing activities	25,686	33,507
(Decrease) increase in cash and cash equivalents	(14,963)	5,416
Cash and cash equivalents at beginning of period	71,382	25,439
Cash and cash equivalents at end of period	$56,419	$30,855
Supplemental information:
Interest paid on deposits and borrowed funds	$10,842	$15,181
Real estate acquired in satisfaction of loans	—	350
Income taxes paid	1,384	871

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001

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

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications may have been made to amounts previously reported to conform with the classifications made in 2001.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Six months ended June 30,
	2002	2001
	(Unaudited)
	(dollars in thousands)
Net income	$1,771	$813
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $1171 and $820, respectively)	1,911	1,339
Less: reclassification adjustment for gains (net of taxes of $36 and $5, respectively) included in net income	58	9
Total other comprehensive income (loss)	1,853	1,330
Total comprehensive income (loss)	$3,624	$2,143

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income-basic and diluted	$908	$501	$1,771	$813
Weighted-average shares outstanding	5,374,066	3,619,602	5,370,955	3,615,278
Dilutive securities-options and warrants	318,464	10,654	258,436	6,927
Adjusted weighted-average shares outstanding-dilutive	5,692,530	3,630,256	5,629,391	3,622,205

NOTE 4 – SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in two business segments—commercial and consumer banking and mortgage banking.  Commercial and consumer banking is conducted through First Mariner Bank (the "Bank") and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  Mortgage banking is conducted through the Bank and involves originating residential single family mortgages for sale in the secondary market, as well as various second mortgage and construction loans to be held in the Bank’s loan portfolio.

For the six months ended June 30,	2002		2001
(dollars in thousands)
Total revenue:
Commercial and consumer banking	$16,183	(1)	$15,994	(1)
Mortgage banking	4,686		2,257
Less related party transactions	79	(3)	1,153	(3)
	4,607	(2)	1,104	(2)
Consolidated revenue	$20,790		$17,098

Income before income taxes
Commercial and consumer banking	$2,529	(1)	$1,344	(1)
Mortgage banking	228		1,095
Less related party transactions	79	(3)	1,153	(3)
	149	(2)	(58	)(2)
Consolidated income before income taxes	$2,678		$1,286

Identifiable assets
Commercial and consumer banking	$764,231		$654,270
Mortgage banking	42,406		60,430

Consolidated total assets	$806,637		$714,700

(1) Includes net interest income of $14,492 and $11,916 for June 30, 2002 and 2001 respectively.

(2) Includes net interest income of $4,724 and $2,781 for June 30, 2002 and 2001 respectively.

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

The Company

The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned Subsidiary,  First Mariner Bank (the “Bank”), whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 22 full service bank branches, 15 mortgage loan offices, and 159 Automated Teller Machines.

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of financial products.

On July 12, 2002 First Mariner Bancorp formed Finance Maryland, LLC, a consumer finance company headquartered at 3301 Boston Street Baltimore, Maryland.  Finance Maryland currently operates one branch in Baltimore County.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $806,637,000 at June 30, 2002, compared to $777,865,000 at December 31, 2001, increasing $28,772,000 or 3.7% for the first six months of 2002.  Earning assets increased $37,658,000 or 5.3% to $752,070,000 from $714,412,000. Loans outstanding have increased $31,337,000 or 6.7% while loans held for sale decreased by $40,870,000 or 49.1%.  The decrease in loans held for sale was primarily attributable to increased funding of sold loans to investors in the first three months of 2002.  Available for sale investment securities increased by $54,093,000.  Deposits increased by $24,361,000 or 4.1%, while borrowed funds increased $1,206,000 or 1.4%. Stockholders’ equity increased by $3,743,000 or 8.5%, driven by retention of earnings and improvement in fair value of securities classified as available for sale.

Investment securities are as follows:

(in thousands)	June 30, 2002	December 31, 2001

Investment securities-available for sale:
Mortgage-backed securities	$107,373	$87,057
Trust preferred securities	26,340	24,594
U.S. Government Agency Bonds	29,781	—
U.S. Treasury securities	1,005	1,014
Equity securities	2,723	2,624
Other investment securities	6,724	4,564
Total investment securities-available-for-sale	$173,946	$119,853

The loan portfolio was comprised of the following:

	June 30, 2002	December 31, 2001
	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$48,813	$54,625
Commercial	190,545	165,076
Consumer residential construction	126,389	126,246
Construction, net of undisbursed principle	38,637	34,668
	404,384	380,615
Commercial	49,021	44,766
Loans secured by second mortgages on real estate	30,494	28,399
Consumer loans	15,979	14,814
Loan secured by deposits and other	1,229	1,168
Total loans	501,107	469,762
Unamortized loan premiums	—	5
Unearned loan fees, net	(1,105)	(1,102)
	500,002	468,665

The increase in total loans was primarily due to increases in the commercial real estate category (commercial real estate first mortgages), which increased by $24,469,000, and totaled $190,545,000 as of June 30, 2002.  All other categories of loans increased with the exception of residential real estate mortgages, which declined by $5,812,000. The decrease in residential real estate loans was due to an increase in prepayments.

Credit Risk Management

The first six months provision for loan losses in 2002 was $635,000 compared to $750,000 for the same period ended June 30, 2001.  The allowance for loan losses totaled $6,060,000 at June 30, 2002 compared to $5,524,000 at December 31, 2001.  This represented an increase of 10%.  As of June 30, 2002 the allowance for loan losses is 1.21% of outstanding loans as compared to 1.18% at December 31, 2001.

The Company attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances.  However, the Bank seeks to rely primarily on the cash flow of its borrowers’ as the principal source of repayment.  Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

During the first six months of 2002 net chargeoffs as compared to average loans outstanding were 0.04% as compared to 0.07% during the same period of 2001.  Notwithstanding the performance of the loans in the portfolio, the allowance for loan losses has been increased to guard against a softening of the economy.  Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses
(Dollars in thousands)	Six Months Ended June 30,
	2002	2001
Allowance for loan losses, beginning of year	$5,524	$4,341

Loans charged off:
Commercial	—	(85)
Real estate	(65)	(128)
Consumer	(51)	—
Total loans charged off	(116)	(213)

Recoveries
Commercial	—	69
Real estate	—	—
Consumer	17	1
Total recoveries	17	70

Net chargeoffs	(99)	(143)

Provision for loan losses	635	750

Allowance for loan losses, end of year	$6,060	$4,948

Loans (net of premiums and discounts)
Period-end balance	500,002	449,305
Average balance during period	473,087	443,575
Allowance as percentage of period-end loan balance	1.21%	1.10%

Percent of average loans:
Provision for loan losses	0.27%	0.34%
Net chargeoffs	0.04%	0.07%

Non-performing assets, expressed as a percentage of total assets, decreased to 0.41% at June 30, 2002, down from 0.56% at December 31, 2001, and 0.74% at June 30, 2001.

Nonperforming Assets
(Dollars in thousands)	June 30,	December 31,	June 30,
	2002	2001	2001
Nonaccruing loans	$826	$1,652	$2,579
Real estate acquired by foreclosure	2,452	2,683	2,704

Total non-performing assets	$3,278	$4,335	$5,283

Loans past-due 90 days or more and accruing	$6,495	$5,257	$785

At June 30, 2002, the allowance for loan losses represented 185% of nonperforming assets compared to 127% at December 31, 2001.  Management believes the allowance for loan losses at June 30, 2002 is adequate.

Deposits

Deposits totaled $624,949,000 as of June 30, 2002, increasing $24,361,000 or 4.1% from the December 31, 2001 balance of $600,588,000.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.

	June 30, 2002		December 31, 2001
	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$206,318	33.0%	$235,002	39.1%
Regular savings deposits	45,336	7.2%	36,839	6.2%
Time deposits	263,468	42.2%	239,864	39.9%
Total interest-bearing deposits	515,122	82.4%	511,705	85.2%
Noninterest-bearing demand deposits	109,827	17.6%	88,883	14.8%
Total deposits	$624,949	100.0%	$600,588	100.0%

Results of Operations

Net Income.  For the six months ended June 30, 2002, net income totaled $1,771,000 compared to $813,000 for the six month period ended June 30, 2001.  Basic earnings per share for the first six months of 2002 totaled $.33 compared to $.22 per share for the same period of 2001.  Increased net income for the first six months of 2002 was attributable primarily to increases in revenue (net interest income and non interest income) of $3,691,000, partially offset by an increase in noninterest expense of $2,414,000.

Second quarter 2002 net income was $908,000 compared to earnings of $501,000 for the second quarter of 2001.  Basic earnings per share for the quarter increased to $.17 from $.14 for the second quarter of 2001.  The increase in earnings was due to an increase in revenue (net interest income and non interest income) of $1,806,000 while non interest expenses grew by $1,299,000.

Net Interest Income.  Net interest income for the first six months of 2002 totaled $14,492,000, an increase of 21.6% over $11,916,000 for the six months ended June 30, 2001. The net interest margin for the six month period was 4.00% compared to 3.63% for the comparable period of 2001.

Average loans outstanding increased by $29,624,000 while average investment securities increased by $36,883,000 and average loans held for sale decreased $5,245,000. Yields on earning assets for the period decreased to 7.00% from 8.23%. Interest expense decreased by $4,076,000.  Average interest bearing liabilities increased by $37,578,000. Average interest bearing deposits increased by $86,356,000 and average borrowings declined by $48,778,000.  Rates paid on interest bearing liabilities decreased to 3.44% from 5.05% for the same period in 2001 as a result of the decline in general interest rates.

Second quarter net interest income was $7,594,000 in 2002, an increase of 17.3% over $6,472,000 for the second quarter of 2001.  The net interest margin for the six month period was 4.13% compared to 3.81% for the comparable period of 2001.

Average loans outstanding for the second quarter increased by $20,861,000 while average investment securities increased by $30,976,000 and average loans held for sale decreased $30,984,000. Yields on earning assets for the period decreased to 7.04% from 8.06%. Interest expense decreased by $1,806,000.  Average interest bearing liabilities increased by $25,974,000. Average interest bearing deposits increased by $84,577,000 and average borrowings declined by $58,603,000.  Rates paid on interest bearing liabilities, for the quarter ended June 30, 2002, decreased to 3.36% from 4.70% for the same period in 2001 as a result of the decline in general interest rates, and a higher mix of deposits in the overall funding sources.

	For the six months ended June 30,
	2002		2001
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$49,896	7.99%	$69,188	8.69%
Comm/Res Construction	35,838	7.01%	38,231	9.72%
Commercial Mortgages	168,481	7.96%	104,188	9.32%
Residential Constr - Consumer	121,426	8.94%	94,829	9.98%
Residential Mortgages	50,022	8.08%	95,724	7.95%
Consumer	47,424	6.28%	41,415	7.79%
Total Loans	473,087	7.99%	443,575	8.96%

Loans held for sale	42,653	5.74%	47,387	6.57%
Available for sale securities, at fair value	144,308	6.27%	143,512	6.78%
Interest bearing deposits	55,208	1.53%	9,069	4.72%
Federal Home Loan Bank of Atlanta stock, at cost	4,000	5.45%	4,904	6.93%

Total earning assets	719,256	7.00%	648,447	8.23%

Allowance for loan losses	(5,768)		(4,948)
Cash and other non earning assets	53,839		46,622

Total Assets	$767,327		$690,121

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	38,214	0.79%	33,163	1.28%
Savings deposits	41,743	1.00%	31,600	2.49%
Money market deposits	168,541	1.45%	175,127	4.54%
Time deposits	253,104	4.52%	175,354	5.91%
Total interest bearing deposits	501,602	2.91%	415,244	4.70%

Borrowings	126,101	5.55%	174,879	5.88%

Total interest bearing liabilities	627,703	3.44%	590,123	5.05%

Noninterest bearing demand deposits	91,302		66,623
Other liabilites	2,885		4,306
Stockholders Equity	45,437		29,069

Total Liabilites and Stockholders’ Equity	767,327		690,121

Net Interest Spread		3.56%		3.18%

Net Interest Margin		4.00%		3.63%

Noninterest Income —Noninterest income increased $1,115,000 or 21.5% for the six months ended June 30, 2002 to $6,297,000 from $5,182,000 for the same period of 2001, reflecting higher levels of revenue in most major categories. Deposit service charges rose 6.3% as compared to the six months ending June 30, 2002 due to the increased number of deposit accounts.  These increases are the result of the continued leveraging of the bank’s branch network and focused marketing and promotion of the retail banking products. ATM fees increased by $156,000 or 19.8% as a result of increased volume of ATM and debit card transactions.  The Bank has entered into a partnership with a third party to provide ATM’s to additional remote locations.  As of June 30, 2002, the Bank has 45 ATM locations that it owns and operates and 114 ATM’s through the third party agreement.  Mortgage banking income and gain on sale of mortgage loans increased by $451,000 due to increased dollar volume of mortgage loans originated and sold into the secondary market.  The volume of mortgage loans produced during the first six months of 2002 was $397,386,000 compared to $388,872,000 in 2001.  Other sources of noninterest income increased by $318,000 or 33.7%.  Investment fee revenue received from sales of annuities and mutual funds increased $158,000 and bank owned life insurance income increased $267,000.

(Dollars in thousands)	For six months ended June 30,
	2002	2001

	Amount	Amount

Gain on sale of loans	$1,333	$732
Other mortgage banking revenue	807	957
ATM Fees	945	789
Service fees on deposits	1,855	1,745
Gain on sale of securities	94	14
Other operating income	1,263	945
Total noninterest income	$6,297	$5,182

Non interest expenses - For the six months ended June 30, 2002 non interest expenses increased $2,414,000 or 16.2% to $17,476,000 compared to $15,062,000 for the same period of 2001.   Increased salary and employee benefits expenses of $2,094,000 relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, higher commissions paid on mortgage loan originations, sales of investment products, and staffing hired for the newly formed consumer finance company.  Furniture, fixtures, and equipment expense increased by $122,000 or 12.1% primarily due to higher depreciation expenses. Professional services expenses increased by $426,000 primarily as a result of increased legal fees associated with growth in lending activities and higher cost for loan workouts.  Advertising expenses grew by 14.6% and totaled $550,000 as the Company maintained most of its advertising campaigns from the prior year.

For the second quarter of 2002, non interest expenses increased $1,299,000 or 16.6% to $9,113,000 compared to $7,814,000 for the same quarter of 2001.  Increases in salary and employee benefits expenses relate to the increased personnel costs including several new positions due to the increased number of loans and deposits, as well as higher commission paid on mortgage loan originations and staffing hired for the newly formed consumer finance company.  Increases in furniture and fixtures expenses is attributable to higher depreciation cost.  Net occupancy is due to the increased number of bank branches and mortgage origination.

	For six months ended June 30,
(Dollars in thousands)	2002	2001

	Amount	Amount
Salaries and employee benefits	$9,137	$7,043
Net occupancy	2,082	2,004
Furniture, fixtures and equipment	1,131	1,008
Professional services	719	293
Advertising	550	480
Data processing	820	804
ATM servicing expenses	410	324
Printing/Office supplies	459	446
Service & maintenance	482	476
OREO expense	(24)	194
Other	1,710	1,990
Total noninterest expense	$17,476	$15,062

Income Taxes-  The Company recorded income tax expense of $907,000 on income before taxes of $2,678,000, resulting in an effective tax rate of 33.9% for the six month period ended June 30, 2002 in comparison to income tax expense of $473,000 on income before taxes of $1,286,000, resulting in an effective tax rate of 36.8% for the six month period ended June 30, 2001.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, as well as income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

Liquidity and Capital Resources

Stockholders’ equity increased $3,743,000 in the first six months of 2002 to $47,751,000 from $44,008,000 as of December 31, 2001.  Accumulated other comprehensive income improved by $1,853,000.  The improvement resulted from increases in market values of available for sale securities as interest rates declined during the period. Also contributing to the increased capital levels is the retention of net income of $1,771,000 for the first six months of 2002 and $119,000 of proceeds from the sale of stock under the company stock purchase plan.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At June 30,
	2002	2001
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	8.0%	6.0%
The Bank	7.4%	6.9%
Tier 1 capital to risk weighted assets
Consolidated	10.7%	8.4%
The Bank	9.8%	9.2%
Total capital to risk weighted assets
Consolidated	12.7%	11.5%
The Bank	10.8%	10.2%

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-Q, general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  For a more complete discussion of these risk factors, see "Risk Factors" filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2002, the Company had a one-year cumulative positive gap of approximately $145 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2002, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed change of 200 basis points over a one year period, the Company’s net interest income would increase by 4% if rates were to increase and decrease by 3% if rates were to decline.

PART II - Other Information

Item 1 -	Legal Proceedings - None
Item 2 -	Changes in Securities and Use of Proceeds - None
Item 3 -	Defaults on Senior Securities - None
Item 4 -

Submission of Matters to a Vote of Security Holders.  The information required by Item 4 with respect to the Company's Annual Meeting of Stockholders held on May 7, 2002 is included in Item 4 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

Item 5 -	Other Information - None
Item 6 -	Exhibits and Reports on Form 8-K
(a) Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures
(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date: 8/14/02	By:	/ s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date: 8/14/02	By:	/ s/ Mark A. Keidel
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
3.3

Amendment to Article I, Section 6 to the Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.3 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002)

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

10.8	Lease Agreement as of June 18, 2002 between Hale Properties, LLC and First Mariner Bank (filed herewith)