Form 10-Q
period 2002-09-30
FIRST MARINER BANCORP
filed 2002-11-15
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2002.

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

Yes  ☒  No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares of common stock outstanding as of September 30, 2002 is 5,388,289 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
(Dollars in thousands, except per share data)

Cash and due from banks	$33,592	$32,764
Federal funds sold and Interest-bearing deposits	38,945	38,618
Available-for-sale securities, at fair value	157,839	119,853
Loans held for sale	74,312	83,276
Loans receivable	516,846	468,665
Allowance for loan losses	(6,493)	(5,524)
Loans, net	510,353	463,141
Other real estate owned	2,400	2,683
Federal Home Loan Bank of Atlanta stock, at cost	4,000	4,000
Property and equipment, net	17,280	14,558
Accrued interest receivable	4,863	4,137
Deferred income taxes	529	2,497
Prepaid expenses and other assets	12,643	12,338
Total assets	$856,756	$777,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$650,882	$600,588
Borrowings	100,874	83,324
Repurchase agreements	29,257	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	21,450	21,450
Accrued expenses and other liabilities	4,527	3,495
Total liabilities	806,990	733,857

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,388,289 and 5,367,270 shares issued and outstanding, respectively	269	268
Additional paid-in capital	47,869	47,692
Accumulated deficit	(170)	(2,949)
Accumulated other comprehensive gain (loss)	1,798	(1,003)
Total stockholders’ equity	49,766	44,008

Total liabilities and stockholders’ equity	$856,756	$777,865

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands except per share data)
Interest income:
Loans	$10,849	$11,124	$30,988	$32,575
Investments and interest-bearing deposits	2,585	2,199	7,642	7,444
Total interest income	13,434	13,323	38,630	40,019

Interest expense:
Deposits	3,546	4,424	10,784	14,106
Borrowed funds and repurchase agreements	1,799	2,120	5,265	7,218
Total interest expense	5,345	6,544	16,049	21,324
Net interest income	8,089	6,779	22,581	18,695

Provision for loan losses	640	425	1,275	1,175

Net interest income after provision for loan losses	7,449	6,354	21,306	17,520

Noninterest income:
Gain on sale of mortgage loans	953	768	2,286	1,500
Other mortgage banking revenue	506	442	1,313	1,399
ATM Fees	564	412	1,509	1,201
Service fees on deposits	1,074	857	2,929	2,602
Gain on sales of investment securities	344	23	438	37
Other	728	469	1,991	1,414

Total noninterest income	4,169	2,971	10,466	8,153

Noninterest expenses:
Salaries and employee benefits	5,257	3,915	14,394	10,958
Net occupancy	1,475	1,339	3,557	3,343
Furniture, fixtures and equipment	645	520	1,776	1,529
Professional services	308	194	1,027	487
Advertising	248	261	798	741
Data processing	431	371	1,251	1,175
Other	1,775	1,671	4,812	5,100

Total noninterest expenses	10,139	8,271	27,615	23,333

Income before taxes	1,479	1,054	4,157	2,340

Provision for income taxes	471	393	1,378	866

Net income	$1,008	$661	$2,779	$1,474

Net income per common share:
Basic	$0.19	$0.18	$0.52	$0.41
Diluted	0.18	0.18	0.49	0.41

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30,

Cash flows from operating activities:	2002	2001
	(dollars in thousands)

Net income	$2,779	$1,474
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,245	1,775
Amortization of unearned loan fees and costs, net	(1,595)	(1,045)
Amortization of premiums and discounts on loans	—	13
Amortization of premiums and discounts on mortgage-backed securities, net	448	313
Gain on available for sale securities	(438)	(37)
(Increase) decrease in accrued interest receivable	(726)	72
Provision for loan losses	1,275	1,175
Net decrease (increase) in mortgage loans held-for-sale	8,964	(23,158)
Net increase (decrease) in accrued expenses and other liabilities	1,032	(498)
Net (increase) decrease in prepaids and other assets	3,728	(1,482)
Net cash provided by (used in) operating activities	17,712	(21,398)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(46,892)	(36,488)
Purchases of property and equipment	(4,967)	(2,107)
Sales of Federal Home Loan Bank of Atlanta stock	—	539
Purchases of available for sale securities	(71,579)	(10,379)
Sales of available for sale securities	9,787	16,159
Maturity of available for sale securities	500	5,000
Principal repayments of available for sale securities	23,745	23,662
Construction disbursements-other real estate owned	(137)	(146)
Sales of other real estate owned	707	1,412
Net cash used in investing activities	(88,836)	(2,348)
Cash flows from financing activities:
Net increase in deposits	50,294	74,929
Net increase (decrease) in other borrowings	21,807	(20,867)
Proceeds from advances from Federal Home Loan Bank of Atlanta	—	237,500
Repayment of advances from Federal Home Loan Bank of Atlanta	—	(248,275)
Proceeds from stock issuance, net	178	135
Net cash provided by financing activities	72,279	43,422
Increase in cash and cash equivalents	1,155	19,676
Cash and cash equivalents at beginning of period	71,382	25,439
Cash and cash equivalents at end of period	$72,537	$45,115
Supplemental information:
Interest paid on deposits and borrowed funds	$16,156	$21,755
Real estate acquired in satisfaction of loans	—	430
Income taxes paid	1,935	1,325

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Nine months ended September 30,
	2002	2001
	(Unaudited)
	(dollars in thousands)
Net income	$2,779	$1,474
Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax of $1,718 and $1,793, respectively)	2,801	2,922
Less: reclassification adjustment for gains (net of taxes of $169 and $22, respectively) included in net income	269	36
Total other comprehensive income	2,532	2,886
Total comprehensive income	$5,311	$4,360

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income-basic and diluted (in thousands)	$1,008	$661	$2,779	$1,474
Weighted-average shares outstanding	5,381,484	3,628,138	5,374,506	3,619,611
Dilutive securities-options and warrants	235,035	22,934	251,795	13,334
Adjusted weighted-average shares outstanding-dilutive	5,616,519	3,651,072	5,626,301	3,632,945

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

For the nine months ended September 30, (dollars in thousands)	2002		2001
Total revenue:
Commercial and consumer banking	$27,393	(1)	$23,355	(1)
Mortgage banking	7,649		5,260
Less related party transactions	1,995	(3)	1,767	(3)
	5,654	(2)	3,493	(2)
Consolidated revenue	$33,047		$26,848

Income before income taxes
Commercial and consumer banking	$5,490	(1)	$1,846	(1)
Mortgage banking	662		2,261
Less related party transactions	1,995	(3)	1,767	(3)
	(1,333	)(2)	494	(2)
Consolidated income before income taxes	$4,157		$2,340

Identifiable assets
Commercial and consumer banking	$784,645		$665,790
Mortgage banking	72,111		58,979

Consolidated total assets	$856,756		$724,769

(1) Includes net interest income of $22,581 and $18,695 for September 30, 2002 and 2001 respectively.

(2) Includes net interest income of $3,790 and $4,872 for September 30, 2002 and 2001 respectively.

(3) Management’s policy for the mortgage banking segment is to recognize a gain for loans sold to the Bank at market prices determined on an individual loan basis.

In June 2001, the Financial Accounting Standards Board issued SFAS No.143, “Accounting for Asset Retirement Obligations”, (“Statement 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company’s financial statements

In August 2001, the FASB issued SFAS No.144, Accounting for Impairment of Long-Lived Assets (“Statement 144”), which supersedes SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“Statement 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121.  Statement 144 is effective for fiscal years beginning after December 15, 2001.  This Statement did not have a material impact on the Company’s financial statements.

On October 1, 2002, The Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9.  SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations."  If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141.  Any goodwill that results will be accounted for in accordance with SFAS No. 142.  If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets.  Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Management does not expect the impact of SFAS No. 147 to be material to the company's consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Portions of this 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about the Company’s confidence, policies, and strategies, provisions and allowance for credit losses, adequacy of capital levels, and liquidity.  Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation.  For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2001.  The Company assumes no obligation to update forward-looking statements at any time.

The Company

The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corporation that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned Subsidiary,  First Mariner Bank (the “Bank”), whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 22 full service branches and 158 Automated Teller Machines.

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of  financial products.

In July 2002, First Mariner Bancorp formed Finance Maryland, LLC, a consumer finance company headquartered at 3301 Boston Street Baltimore, Maryland.  Finance Maryland will engage in traditional consumer finance activities., sourcing small consumer loans through direct cash lending at branch locations, loan solicitations via direct mail, and the purchasing of installment loan contracts from various retailers.  At September 30, 2002, Finance Maryland had loans outstanding of $6.5  million and four branch locations.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $856,756,000 at September 30, 2002, compared to $777,865,000 at December 31, 2001, increasing $78,891,000 or 10.1% for the first nine months of 2002.  Earning assets increased $77,530,000 or 10.9% to $791,942,000 from $714,412,000. Loans outstanding have increased $48,181,000 or 10.3% and loans held for sale decreased by $8,964,000 or 10.8%.  The decrease in loans held for sale was primarily attributable to an increase in funding of loans purchased by investors in the first nine months of 2002. Available for sale investment securities increased by $37,986,000 primarily due to purchases of $71,579,000 of securities.  Deposits increased by $50,294,000 or 8.4%, while borrowings and repurchase agreements increased $21,807,000 or 20.1%. Stockholders’ equity increased by $5,758,000 or 13.1%, driven by retention of earnings and improvement in market value of securities classified as available for sale.

(in thousands)	September 30, 2002	December 31, 2001

Investment securities—available for sale:
Mortgage-backed securities	$95,804	$87,057
Trust preferred securities	27,664	24,594
U.S. Government Agency Bonds	19,196	—
U.S. Treasury securities	1,017	1,014
Equity securities	2,641	2,624
Other investment securities	11,517	4,564
Total investment securities—available-for-sale	$157,839	$119,853

The loan portfolio was comprised of the following:

	September 30, 2002	December 31, 2001
	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$45,794	$54,625
Commercial	201,147	165,076
Consumer residential construction	138,051	126,246
Construction, net of undisbursed principle	29,012	34,668
	414,004	380,615
Commercial	52,255	44,766
Loans secured by second mortgages on real estate	32,899	28,399
Consumer loans	17,586	14,814
Loan secured by deposits and other	1,218	1,168
Total loans	517,962	469,762
Unamortized loan premiums	2	5
Unearned loan fees, net	(1,118)	(1,102)
	516,846	468,665

The increase in total loans was primarily due to increases in the commercial real estate category (commercial real estate first mortgages), which increased by $36,071,000, and totaled $201,147,000 as of September 30, 2002.  Most categories of loans increased with the exception of residential real estate mortgages, which declined by $8,831,000 and commercial construction which dropped by $5,656,000. The decrease in residential real estate and commercial construction loans was due to an increase in prepayments.

Credit Risk Management

The first nine months provision for loan losses in 2002 was $1,275,000 compared to $1,175,000 for the same period ended September 30, 2001.  The allowance for loan losses totaled $6,493,000 at September 30, 2002 compared to $5,524,000 at December 31, 2001.  This represented an increase of 18%.  As of September 30, 2002 the allowance for loan losses is 1.26% of outstanding loans as compared to 1.18% at December 31, 2001.

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

During the first nine months of 2002 net chargeoffs as compared to average loans outstanding were 0.08% as compared to 0.06% during the same period of 2001.  Notwithstanding the performance of the loans in the portfolio and low loss levels, the allowance for loan losses has been increased to guard against a softening of the economy.  Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses (Dollars in thousands)	Nine Months Ended September 30,
	2002	2001
Allowance for loan losses, beginning of year	$5,524	$4,341

Loans charged off:
Commercial	—	(135)
Real estate	(265)	(50)
Consumer	(67)	(92)
Total loans charged off	(332)	(277)

Recoveries
Commercial	—	69
Real estate	—	—
Consumer	26	2
Total recoveries	26	71

Net chargeoffs	(306)	(206)

Provision for loan losses	1,275	1,175

Allowance for loan losses, end of year	$6,493	$5,310

Loans (net of premiums and discounts)
Period-end balance	516,846	467,312
Average balance during period	485,491	451,286
Allowance as percentage of period-end loan balance	1.26%	1.14%

Percent of average loans:
Provision for loan losses (annualized)	0.35%	0.35%
Net chargeoffs (annualized)	0.08%	0.06%

Non-performing assets, expressed as a percentage of total assets, decreased to 0.34% at September 2002, down from 0.56% at December 31, 2001, and 0.80% at September 30, 2001.

Nonperforming Assets (Dollars in thousands)	September 30, 2002	December 31, 2001	September 30, 2001
Nonaccruing loans	$487	$1,652	$1,325
Real estate acquired by foreclosure	2,400	2,683	2,344

Total non-performing assets	$2,887	$4,335	$3,669

Loans past-due 90 days or more and accruing	$6,124	$5,257	$1,316

At September 30, 2002, the allowance for loan losses represented 225% of nonperforming assets compared to 122% at December 31, 2001.  Management believes the allowance for loan losses at September 30, 2002 is adequate.

Deposits

Deposits totaled $650,882,000 as of September 30, 2002, increasing $50,294,000 or 8.4% from the December 31, 2001 balance of $600,588,000.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has shifted somewhat during 2002. Continued successful marketing campaigns have increased the mix of non-interest checking accounts.  NOW and money market accounts have declined as a percentage of total deposits as consumers have shifted funds from lower yielding money market accounts to time deposits and other investments.

	September 30, 2002		December 31, 2001
	Balance	Percent of Total	Balance	Percent of Total
NOW & money market savings deposits	$214,330	33.0%	$235,002	39.2%
Regular savings deposits	45,672	7.0%	36,839	6.1%
Time deposits	279,344	42.9%	239,864	39.9%
Total interest-bearing deposits	539,346	82.9%	511,705	85.2%
Noninterest-bearing demand deposits	111,536	17.1%	88,883	14.8%
Total deposits	$650,882	100.0%	$600,588	100.0%

Results of Operations

Net Income.  For the nine months ended September 30, 2002, net income totaled $2,779,000 compared to $1,474,000 for the nine month period ended September 30, 2001.  Basic earnings per share for the first nine months of 2002 totaled $.52 compared to $.41 per share for the same period of 2001.  Increased net income for the first nine months of 2002 was attributable to increases in revenue (net interest income and non interest income) of $6,199,000, partially offset by an increase in noninterest expense of $4,282,000.

Third quarter 2002 net income was $1,008,000 compared to earnings of $661,000 for the third quarter of 2001.  Basic earnings per share for the quarter increased to $.19 from $.18 for the third quarter of 2001.  The increase in earnings was due to an increase in revenue (net interest income and non interest income) of $2,508,000 while non interest expenses grew by $1,868,000.

Net Interest Income.  Net interest income for the first nine months of 2002 totaled $22,581,000, an increase of 20.8% over $18,695,000 for the nine months ended September 30, 2001. The net interest margin for the nine month period was 4.10% compared to 3.76% for the comparable period of 2001.

Average loans outstanding increased by $34,205,000 while average investment securities increased by $16,524,000 and average loans held for sale decreased $7,851,000. Yields on earning assets for the period decreased to 7.03% from 8.11%. Interest expense decreased by $5,275,000.  Average interest bearing liabilities increased by $42,537,000. Average interest bearing deposits increased by $83,362,000 and average borrowings declined by $40,825,000.  Rates paid on interest bearing liabilities decreased to 3.38% from 4.81% for the same period in 2001 as a result of the decline in general interest rates.

Third quarter net interest income was $8,089,000 in 2002, an increase of 19.3% over $6,779,000 for the third quarter of 2001.  The net interest margin for the quarter was 4.27% compared to 4.00% for the comparable period of 2001.

Average loans outstanding increased by $33,845,000 while average investment securities increased by $45,618,000 and average loans held for sale decreased by $2,590,000. Yields on earning assets for the period decreased to 7.09% from 7.90%. Interest expense decreased by $1,199,000.  Average interest bearing liabilities increased by $52,312,000. Average interest bearing deposits increased by $77,490,000 and average borrowings declined by $25,178,000.  Rates paid on interest bearing liabilities, for the quarter ended September 30, 2002, decreased to 3.25% from 4.35% for the same period in 2001 as a result of the decline in general interest rates, and a higher mix of deposits in the overall funding sources.

	For the nine months ended September 30,
	2002		2001
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$49,729	7.39%	$70,537	8.41%
Comm/Res Construction	34,860	6.91%	38,354	9.27%
Commercial Mortgages	177,820	7.92%	108,212	9.20%
Residential Constr - Cons	124,948	8.76%	104,517	9.74%
Residential Mortgages	49,501	7.91%	87,579	8.29%
Consumer	48,633	7.15%	42,087	7.47%
Total Loans	485,491	7.93%	451,286	8.87%

Loans held for sale	44,209	5.89%	52,060	6.11%
Available for sale securities, at fair value	152,067	6.14%	135,543	6.77%
Interest bearing deposits	44,002	1.51%	11,227	3.72%
Federal Home Loan Bank of Atlanta stock, at cost	4,000	5.40%	4,774	6.89%

Total earning assets	729,768	7.03%	654,890	8.11%

Allowance for loan losses	(5,919)		(4,948)
Cash and other non earning assets	55,865		43,551

Total Assets	$779,714		$693,493

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	40,167	0.79%	33,480	1.24%
Savings deposits	43,148	1.00%	32,665	2.31%
Money market deposits	164,835	1.44%	175,897	4.08%
Time deposits	259,301	4.35%	182,047	5.77%
Total interest bearing deposits	507,451	2.84%	424,089	4.45%

Borrowings	127,683	5.51%	168,508	5.73%

Total interest bearing liabilities	635,134	3.38%	592,597	4.81%

Noninterest bearing demand deposits	94,707		69,294
Other liabilites	3,241		2,125
Stockholders Equity	46,632		29,477

Total Liabilites and Stockholders’ Equity	$779,714		$693,493

Net Interest Spread		3.65%		3.30%

Net Interest Margin		4.10%		3.76%

Noninterest Income — Noninterest income increased $2,313,000 or 28.4% for the nine months ended September 30, 2002 to $10,466,000 from $8,153,000 for the same period of 2001, reflecting higher levels of revenue in most major categories. Deposit service charges rose 12.6% as compared to the nine months ending September 30, 2001 due to the increased number of deposit accounts.  These increases are the result of the continued leveraging of the Bank’s branch network and focused marketing and promotion of the retail banking products. ATM fees increased by $308,000 or 25.6% as a result of increased volume of ATM and debit card transactions.  Over the past twelve months, the bank has entered into partnerships with a third parties to provide ATM’s to additional remote locations.  As of September 30, 2002, the Bank has 23 ATM locations that it owns and operates and 135 ATM’s through the third party agreement.  Mortgage banking income and gain on sale of mortgage loans increased by $700,000 due to increased volume of mortgage loans originated and sold into the secondary market.  The volume of mortgage loans produced during the first nine months of 2002 was $649,292,000 compared to $603,820,000 in 2001.   Other sources of noninterest income increased by $577,000 or 40.8%. Investment fee revenue received from sales of annuities and mutual funds increased $232,000 and bank owned life insurance income increased $399,000.

For the third quarter of 2002, noninterest income increased $1,198,000 or 40.3% compared to the same quarter 2001.  All categories on noninterest income increased. Excluding securities gains, noninterest income increased $877,000 or 29.7%. Service fees on deposits grew by $217,000 or 25.3% due to growth in transaction accounts.  Mortgage banking income and gains on sales of mortgage loans increased $249,000 or 20.5% as mortgage loan originations grew by 17% and exceeded $251 million.  ATM fee income increased $152,000 or 36.9% as the ATM network has been expanded through third party arrangements and transaction volume has increased.  Other sources of noninterest income grew by $259,000 as fees collected from the sale of investment products increased $73,000 and income from Bank Owned Life Insurance grew by $132,000.

	For nine months ended September 30,
	2002	2001
(Dollars in thousands)	Amount	Amount

Gain on sale of loans	$2,286	$1,500
Service fees on deposits	2,929	2,602
ATM fees	1,509	1,201
Gain on securities, net	438	37
Other mortgage banking fees	1,313	1,399
Other operating income	1,991	1,414
Total noninterest income	$10,466	$8,153

Noninterest expenses - For the nine months ended September 30, 2002 non interest expenses increased $4,282,000 or 18.4% to $27,615,000 compared to $23,333,000 for the same period of 2001.  The increase in expenses includes costs associated with the newly formed finance company which added $638,000 to the growth in non interest expenses. Increased salary and employee benefits expenses of $3,436,000 relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, higher commissions paid on mortgage loan originations, sales of investment products, and staffing hired for the newly formed consumer finance company.  Furniture, fixtures, and equipment expense increased by $247,000 or 16.2% primarily due to the writeoff of assets associated with branch relocations. Professional services expenses increased by $540,000 primarily as a result of increased legal fees associated with growth in lending activities, higher cost for loan workouts and the finance company.  Advertising expenses grew by 7.7% and totaled $798,000 as the Company maintained most of its advertising campaigns from the prior year.

For the third quarter of 2002, non interest expenses increased $1,868,000 or 22.6% to $10,139,000 compared to $8,271,000 for the same quarter of 2001.  Increases in salary and employee benefits expenses relate to the increased personnel costs including several new positions due to the increased number of loans and deposits, as well as higher commission paid on mortgage loan originations and staffing hired for the newly formed consumer finance company.  Increases in furniture and fixtures expenses are attributable to higher depreciation cost.  Net occupancy is due to the increased number of bank branches, mortgage origination and writeoff of assets associated with branch and office relocations, and new consumer finance locations.

	For nine months ended September 30,
	2002	2001
(Dollars in thousands)	Amount	Amount
Salaries and employee benefits	$14,394	$10,958
Net occupancy	3,557	3,343
Furniture, fixtures and equipment	1,776	1,529
Professional services	1,027	487
Advertising	798	741
Data processing	1,251	1,175
ATM servicing expenses	632	523
Printing/Office supplies	711	647
Service & maintenance	751	700
OREO expense	(63)	365
Other	2,781	2,865
Total noninterest expense	$27,615	$23,333

Income Taxes- The Company recorded income tax expense of $1,378,000 on income before taxes of $4,157,000, resulting in an effective tax rate of 33.1% for the nine month period ended September 30, 2002 in comparison to income tax expense of $866,000 on income before taxes of $2,340,000, resulting in an effective tax rate of 37.0% for the nine month period ended September 30, 2001.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, as well as income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

Liquidity and Capital Resources

Stockholders’ equity increased $5,758,000 in the first nine months of 2002 to $49,766,000 from $44,008,000 as of December 31, 2001.   Accumulated other comprehensive income improved by $2,801,000.  The improvement resulted from increases in estimated fair values of available for sale securities as interest rates declined during the period.  Also, contributing to the increased capital levels is the retention of net income of $2,779,000 for the first nine months of 2002 and $178,000 of proceeds from the sale of stock under the Company stock purchase plan and exercise of options.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At September 30,
	2002	2001
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	8.0%	6.1%
The Bank	7.4%	6.8%
Tier 1 capital to risk weighted assets
Consolidated	10.1%	8.3%
The Bank	9.4%	9.2%
Total capital to risk weighted assets
Consolidated	12.0%	11.3%
The Bank	10.4%	10.2%

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

RECENT DEVELOPMENTS

In October 2002, the Audit Committee of the Board of Directors approved First Mariner Bank entering into an agreement with Arena Ventures, LLC, granting the Bank an exclusive license for the naming and certain signage rights for the Baltimore Arena, located in downtown Baltimore at the Corner of Howard and Baltimore Streets.  The proposal permits the arena to be named "First Mariner Arena" and First Mariner's name to appear on tickets, television and radio advertising and exterior and interior signage in and around the facility, which is Baltimore's largest indoor sports/entertainment complex.  The proposal is for a ten-year term, with annual installment payments of $75,000.  Costs for the fabrication and installation of signage are not included in the annual payment and are not anticipated to be material to the Bank.  Arena Ventures, LLC is a limited liability company whose sole member is Edwin F. Hale Sr., Chairman and CEO of First Mariner Bancorp and First Mariner Bank.  Arena Ventures, LLC obtained the naming and signage rights from the City of Baltimore earlier in the year through a competitive bid process at a cost of $75,000 per year for ten years.

FORWARD-LOOKING STATEMENTS

This Quarterly Report filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statement that are not historical in nature, including the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-Q, general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2002, the Company had a one year cumulative positive gap of approximately $205 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2002, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase of 200 basis points over a one year period, the Company’s net interest income would increase by 1% if rates were to increase and decrease by 3% if rates were to decline.

ITEM 4 - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240. 13a-14(c) and 15d-14(c)) that are designed to ensure that material information about the Company is accumulated and timely communicated to the chief executive officer and the chief financial officer of the Company so that such information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934.  The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company’s current internal controls and procedures as of a date within 90 days of the filing date of this quarterly report and have each concluded that such disclosure controls and procedures are effective.

(b)           Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer.  Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company’s internal controls, so no corrective actions have been taken with respect to such internal controls.

PART II - Other Information

Item 1 -	Legal proceedings - None
Item 2 -	Changes in securities and use of proceeds - None
Item 3 -	Defaults upon senior securities - None
Item 4 -	Submission of matters to a vote of security holders
Item 5 -	Other information - None
Item 6 -	Exhibits and reports on Form 8-K
(a) Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures
(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	11/14/02	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/14/02	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

FIRST MARINER BANCORP AND SUBSIDIARIES

CERTIFICATIONS

I, Edwin F. Hale, Sr., Chief Executive Officer of First Mariner Bancorp (the “Registrant”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made.  In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this [annual/quarterly] report is being prepared;

(b)           evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)           The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 , 2002

/s/ Edwin F. Hale, Sr.
Edwin F. Hale. Sr.
Chief Executive Officer

FIRST MARINER BANCORP AND SUBSIDIARIES

CERTIFICATIONS

I, Mark Keidel, Chief Financial Officer of First Mariner Bancorp (the “Registrant”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Registrant;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this [annual/quarterly] report is being prepared;

b)            evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark Keidel
Mark Keidel
Chief Financial Officer

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, as amended, file no. 333-16011 (the “1996 Registration Statement”))

3.2	Amended and Restated Bylaws of First Mariner Bancorp, as of September 17, 2002 (filed herewith)

10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)

10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)

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

10.7

Lease Agreement dated as of June 1, 1998 between Building #2, L.L.C. and First Mariner Bank (Incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

10.8

Lease Agreement as of June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 of the Registrant's quarterly report on Form 10Q for the quarter ended June 30, 2002.)