Form 10-K
period 2002-12-31
FIRST MARINER BANCORP
filed 2003-03-31
CIK 946090

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002.
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 0-21815

FIRST MARINER BANCORP
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	52-1834860 (IRS Employer Identification Number)
3301 Boston Street, Baltimore, MD (Address of principal executive offices)	21224 (zip code)

410-342-2600
(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK, par value $0.05 per share
(Title of Class)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $48 million.

        The number of shares of common stock outstanding as of March 17, 2002 is 5,394,586 shares.

        Documents incorporated by reference:

        Proxy Statement—Part III

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2002

FORWARD-LOOKING STATEMENTS

        Part I and Part II of this Annual Report on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company's business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see "Risk Factors" filed as Exhibit 99.1 to this Form 10-K.

PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp (the "Company") is a financial holding company whose business is conducted primarily through its wholly-owned operating subsidiaries, First Mariner Bank (the "Bank") and Finance Maryland LLC ("Finance Maryland"). The Bank, which was formed in 1995 through mergers of several local financial institutions, serves central Maryland, portions of Maryland's Eastern Shore and portions of Virginia. The Bank is headquartered in Baltimore City.

        First Mariner Bank, whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), is an independent community bank engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses. The Bank delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

        Finance Maryland, formed in July 2002, engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates eight branches in the State of Maryland, and had loan receivables of $9.5 million as of December 31, 2002.

        Since the Company's formation in 1995, the business strategy has focused on development of an operational and retail distribution infrastructure to create a platform to support the generation of assets and deposits. At its inception the Bank had 20 employees, four full service branches and two ATM's in the Baltimore region, with total assets of $35.2 million, loans of $20.4 million, and deposits of $24.6 million. Since that time, assets have grown at an average compound annual growth rate of 45%. At December 31, 2002, the Company had 575 employees, 22 full service bank branches, 14 mortgage loan offices, 4 consumer finance offices, and approximately 208 ATMS (47 owned and 161 available to customers through third party agreements) with total assets of $870.2 million, loans of $534.0 million and deposits of $668.1 million. Net income for the twelve month period ending December 31, 2002 was $3.9 million.

        The Company is not dependent on any single customer or small group of customers and does not experience any material seasonal variations in its business. The Company has no foreign operations.

        The Company's executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342-2600. The Company maintains an internet site located at www.1stMarinerBank.com. The Company's annual report on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available, free of charge, in the investor relations section of the Company's internet site as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Business Strategy

        The Company's initial strategy involved building a network of banking branches, mortgage loan offices, and ATMs to capture market share and build a community franchise for stockholders, customers and employees. Having developed this infrastructure, the focus is now on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, consumer finance offices and ATMs that were established during the infrastructure expansion phase. The Company believes its current strategy to grow assets and increase profitability will not require substantial expansion of the existing infrastructure.

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

Financial Services

        Commercial Banking.    The Bank focuses its commercial loan originations on small and mid-sized businesses (generally up to $20.0 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial loan products include residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. The Bank offers a range of cash management services and deposit products to its commercial customers. Computerized (on-line) banking is currently available to the Bank's commercial customers.

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

        Mortgage Banking.    The Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale on the secondary market, as well as the origination of loans to be held in the Bank's loan portfolio. Mortgage banking capabilities include the Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA"); conventional and nonconforming mortgage underwriting; and construction and permanent financing. The Bank intends to improve its competitive position in this market by streamlining the mortgage underwriting process through the introduction of advanced technology.

        Consumer Finance.    Finance Maryland was formed in July 2002, and is currently focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller than those originated by the Bank (approximately $2,500).

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

Lending Activities

        Loan Portfolio Composition.    At December 31, 2002, the Bank's loan portfolio totaled $534.0 million, representing approximately 61.4% of its total assets of $870.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2002 for more detailed information concerning the composition of the loan portfolio.

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

        Real Estate Development and Construction Loans.    The Bank provides interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy the single family dwellings. Real estate development and construction loans that provide interim financing on the property are generally made for 80% or less of the appraised value of the property taking into consideration private mortgage insurance. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

        Loans to individuals for the construction of their primary residences are typically secured by the property under construction, they frequently include additional collateral (such as second mortgage on the borrower's present home), and commonly have maturities of 9 to 12 months.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2002 for more detailed information concerning real estate development and construction lending.

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

Credit Administration

        The Bank's lending activities are subject to written policies approved by the Board of Directors to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, geographic and industry concentrations, and to ascertain compliance with the Bank's policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

        The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000. The loan committee of the Board of Directors is authorized to approve loans up to the Bank's legal lending limit, which currently approximates $10.2 million as of December 31, 2002. The Bank has established an in-house limit of $3.0 million, which is reviewed periodically by the Board of Directors. The loan committee will approve loans in excess of the in-house limit on an exception basis.

        The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank's market area. Consequently, the Bank and its borrowers are affected by the economic conditions prevailing in its market area.

        Finance Maryland's lending activities are subject to written policies approved by the Board of Directors. Loans are subject to a well-defined credit process that includes a credit evaluation of the borrower and the adequacy of available collateral. Finance Maryland's loan policy provides various levels of individual lending authority. Finance Maryland generally does not make loans outside the Maryland marketplace. Finance Maryland purchases installment sales contracts from dealers applying the same criteria. Dealers are subject to pre-approval due diligence and must have a proven track record with management.

Competition

        The Company and the Bank operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts, finance companies and other financial entities. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's market area. Numerous mergers and consolidations involving banks in the Bank's market area have occurred recently, requiring the Bank to compete with banks with greater resources.

        The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, responsiveness, and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions, finance companies and other financial intermediaries. Many of the financial institutions operating in the Company's market area offer certain services such as trust and international banking, which the Company does not offer, and have greater financial resources or have substantially higher lending limits.

        To compete with other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customers' needs, it will arrange for those services to be provided by other financial institutions with which it has a relationship.

        Current banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes have resulted in an even greater degree of competition in the banking industry and the Company and the Bank may be brought into competition with institutions with which it does not presently compete. As a result, intense competition in the Company's market area may be expected to continue for the foreseeable future.

Supervision and Regulations

        The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of financial holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

        Federal Financial Holding Company Regulation and Structure.    The Company is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System. The Company is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. The Federal Reserve may conduct examinations of the Company and its subsidiaries.

        With certain limited exceptions, the Company is required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party's financial condition and management resources and record of performance under the CRA. Additionally, with certain exceptions any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

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

        Subsidiary banks of a financial holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the financial holding company or its subsidiaries, investments in their securities, and the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for financial holding companies and their non-banking subsidiaries. Such rules were retained for banks.

        Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the Federal Reserve may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

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

        Federal and State Bank Regulation.    The Company's banking subsidiary is a Maryland chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the FDIC. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

        The CRA requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

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

Financial Services Modernization

        Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act ("GLBA") revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." The Company made an election to become a financial holding company in 2002 and, as such, the Company may engage in activities that are in addition to the business of banking. The GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. GLBA also permits certain qualified national banks to form "financial subsidiaries," which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The GLBA may increase the competition the Company encounters.

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

Limits on Dividends and Other Payments

        The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an uninsured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". See "Federal Deposit Insurance Corporation Improvement Act of 1991" below. The Company does not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

        A banking organization's risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (subject to certain limitations), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. The Company and the Bank maintained capital ratios which exceeded these minimum standards. See "Management's Discussion and Analysis of Finance Condition and Results of Operations", for the year ended December 31, 2002 for more detailed information concerning capital adequacy.

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

Interstate Banking Legislation

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was enacted into law on September 29, 1994. Riegle-Neal authorized federal banking agencies to approve interstate bank merger transactions even if such transactions are prohibited by the laws of a state. An exception to such authorization arises if the home state of one of the banks that is a party to the merger transaction opted out of the merger provisions of Riegle-Neal by adopting a law after the date of the enactment of the Riegle-Neal and prior to June 1, 1997. These laws must apply equally to all out-of-state banks and expressly prohibit merger transactions involving out-of-state banks. Riegle-Neal also permits interstate branch acquisitions if the laws of the state where the branch is located permits interstate branch acquisitions. The interstate merger and branch acquisitions permitted by Riegle-Neal are subject to nationwide and statewide insured deposit limitations as described in Riegle-Neal.

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

ITEM 2    PROPERTY

        The principal executive offices of the Company, the main office of the Bank and Finance Maryland, are located at 3301 Boston Street, Baltimore, Maryland. The Company, the Bank and Finance Maryland lease approximately 53,000 square feet of space at this location. Annual rent for this space is approximately $964,000, of which $864,000 is allocated for 56,000 square feet of office and $100,000 is allocated for 3,000 square feet of Bank branch space and drive-up banking and customer parking facilities. The Company maintains an operations facility at 1516 Baylis Street, Baltimore, Maryland. The Bank occupies approximately 23,000 square feet of office space and 4,500 square feet of storage space at this location. Annual rent is approximately $231,000 for the office space.

        The Bank operates retail bank branches at the following locations:*

Annapolis (2) 161A Jennifer Road Annapolis, MD 21401-7923	Loch Raven (1) 1641 East Joppa Road Baltimore, MD 21286
Bel Air (1) 12 A Bel Air South Parkway Bel Air, MD 21015	Lutherville/Timonium (2) 1738 York Road Lutherville, MD 21093
Canton/Headquarters (2) 3301 Boston Street Baltimore, MD 21224	Ocean City (2) 12505 Coastal Highway Ocean City, MD 21842
Carroll Island (2) 176 Carroll Island Road Baltimore, MD 21220	Owings Mills (2) 60 Painters Mill Road Owings Mills, MD 21117
Cockeysville (1) 9840 York Road Baltimore, MD 21032	Perry Hall (1) 8843 Bel Air Road Perry Hall, MD 21236
Crofton (1) 1049 MD Route 3 Gambrills, MD 21087	Pikesville (1) 1013 Reisterstown Road Baltimore, MD 21208-4207
Downtown Baltimore (2) 16 S. Calvert Street Baltimore, MD 21202-1305	Randallstown (2) 9833 Liberty Road Randallstown, MD 21133-2034
Dundalk (2) 7860 Wise Avenue Baltimore, MD 21222	Severna Park (2) 366A Ritchie Highway Severna Park, MD 21146
Easton (2) 8133 Elliott Road Easton, MD 21601	Towson (1) 115 East Joppa Road Baltimore, MD 21286-3113
Ellicott City (1) 10065 Baltimore National Pike Ellicott City, MD 21043	White Marsh (1) 10101 Philadelphia Road Baltimore, MD 21237
Glen Burnie (2) 7400 L. Gov. Ritchie Highway Glen Burnie, MD 21061	Woodlawn (2) 7007 Security Boulevard Baltimore, MD 21244

*
For branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com

(1)
Bank owns branch

(2)
Bank leases branch

        For more information on lease commitments and costs see Note 6 of the notes to the consolidated financial statements.

        The Bank operates mortgage offices at the following locations:

Annadale, VA (2) 7010 Little River Turnpike, Suite 140 Annadale, VA 22003	Fredericksburg, VA (2) 2515 Fall Hill Avenue Fredericksburg, VA 22401
Annapolis (2) 2086 Generals Highway, 2nd Floor Annapolis, MD 21401	Loch Raven (1) 1641 East Joppa Road Baltimore, MD 21286
Canton (VA Mortgage.Com) (2) 1516 Baylis Street Baltimore, MD 21224	Ocean City (2) 12505 Coastal Highway Ocean City, MD 21842
Canton/Headquarters (2) 3301 Boston Street Baltimore, MD 21224	Prince Georges (2) 7905 Malcolm Road, Suite 101 Clinton, MD 20735
Crofton (1) 1049 MD Route 3 Gambrills, MD 21054	Salisbury (2) 309 E. Main Street Salisbury, MD 21801
Easton (2) 8133 Elliott Road Easton, MD 21601	Waldorf (2) 3200 Crain Highway, Suite 102 Waldorf, MD 20603-4841
Eldersburg (2) 1912 Liberty Road, Bldg. 2 Eldersburg, MD 21784
Ellicott City (1) 10065 Baltimore National Pike Ellicott City, MD 21042

(1)
Bank owns branch

(2)
Bank leases branch

        Finance Maryland operates offices at the following locations:

Bel Air (2) 225 Briarhill Place Bel Air, MD 21015	Hagerstown (2) 1423 Dual Hwy Hagerstown, MD 21740
Dundalk (2) 1770 Merritt Blvd. Baltimore, MD 21222	Salisbury (2) 319 B Civic Avenue Salisbury, MD 21804
Elkton (2) 125 Big Elk Mall Elkton, MD 21921	Woodlawn (2) 6666 Security Blvd., Suite 16 Baltimore, MD 21207
Glen Burnie (2) 7400 Ritchie Highway, Suite D Glen Burnie, MD 21061	Canton/Headquarters (2) 3301 Boston Street Baltimore, MD 21224
Laurel (2) 140 City Plaza Laurel, MD 20702

(2)
Finance Maryland leases branch

        Bank branches range in total size from 2,000 to 4,000 square feet, mortgage offices from 1,200 to 2,000 square feet and Finance Maryland offices from 800 to 1,600 square feet. All locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

        Edwin F. Hale, Sr. (age 56) has been Chairman and Chief Executive Officer of the Company and of the Bank since 1995.

        Joseph A. Cicero (age 58) has been the President of the Company and Chief Operating Officer of the Bank since 1996.

        George H. Mantakos (age 60) has been Executive Vice President of the Company, and the President of the Bank since 1995.

        Mark A. Keidel (age 41) has been Senior Vice President and Chief Financial Officer of the Company and the Bank since June 2000. Prior to June 2000, Mr. Keidel was Senior Vice President and Chief Financial Officer of Mason Dixon Bancshares for the preceding five years.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDERS MATTERS

Market for Common Stock

        The Company's common stock trades on The Nasdaq National Market under the symbol "FMAR." The table below sets forth for the periods indicated the low and high market prices of the Company's common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions. The Company currently has approximately 3,700 stockholders of record, and did not pay a cash dividend in 2001 or 2002.

	Low	High
2002 Quarter ended:
Fourth quarter	$8.860	$11.440
Third quarter	9.950	12.500
Second quarter	9.700	12.930
First quarter	9.150	10.900
2001 Quarter ended:
Fourth quarter	7.100	9.430
Third quarter	5.250	10.240
Second quarter	5.000	8.000
First quarter	4.000	7.375

EQUITY COMPENSATION PLANS

        The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	514,538	$8.58	258,014
Equity compensation plans not approved by security holders	—	—	—

Total	514,538	$8.58	258,014

ITEM 6    SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands except for per share data)
Net Interest Income	$30,988	$25,874	$21,020	$17,739	$12,092
Provision For Loan Losses	2,175	1,625	1,105	785	1,212
Noninterest Income	14,994	10,741	8,923	7,176	5,525
Noninterest Expense	37,973	31,296	27,798	22,743	16,246
Net Income	3,904	2,304	640	877	1,123
Dividends per Common Share	—	—	0.02	0.06	—
Net Income per Common Share-Basic	0.73	0.58	0.20	0.28	0.36
Net Income per Common Share-Diluted	0.69	0.57	0.20	0.26	0.32
Total Assets	870,192	777,865	677,449	616,072	497,487
Loans Receivable, Net	526,777	463,141	425,657	326,206	240,049
Deposits	668,169	600,588	476,882	368,751	262,311
Long-term Borrowings and Repurchase Agreements	85,000	85,000	75,000	145,000	125,000
Stockholders' Equity	51,126	44,008	27,849	21,863	28,488
Allowance For Loan Losses	7,188	5,524	4,341	3,322	2,676
Net Chargeoffs	511	442	86	139	150
Nonperforming Assets to Total Assets	0.41%	0.56%	1.00%	0.90%	0.63%
Return On Average Assets	0.49%	0.32%	0.10%	0.16%	0.32%
Return On Average Equity	8.20%	6.98%	2.85%	3.30%	4.07%
Dividend Payout Ratio	—	—	10%	21%	—
Average Equity to Average Assets	5.99%	4.65%	3.45%	4.79%	7.94%
Regulatory Ratios
Leverage	8%	8%	6%	6%	8%
Tier 1 Capital To Risk Weighted Assets	10%	11%	9%	10%	14%
Total Capital To Risk Weighted Assets	13%	13%	12%	15%	19%

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About First Mariner Bancorp

        First Mariner Bancorp (the "Company") is a financial holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, the Company's strategy has involved building a network of banking branches and ATMs to capture market share and build a community franchise for stockholders, customers and employees. The Company is focusing on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, and ATMs established during its infrastructure expansion phase.

        Through its operating subsidiaries, First Mariner Bank (the "Bank") and Finance Maryland, LLC, ("Finance Maryland") the Company offers consumer and commercial banking and real estate lending services primarily throughout central Maryland and parts of its Eastern Shore and in portions of Virginia.

        The following discussion compares the financial condition of the Company at December 31, 2002 to the financial condition at December 31, 2001 and results of operations for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the accompanying financial statements and related notes as well as statistical information included in this report.

Application of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States and follow general practices within the banking and financial services industry. The application of these accounting principles requires management to make estimates, judgments, and assumptions based upon information available at the time the financial statements are prepared, and affect the amounts reported in the financial statements and the accompanying notes.

        The most significant accounting policies applied by the Company are discussed in note 1 to the consolidated financial statements of this document. These policies provide details on how certain assets and liabilities are valued in the financial statements and how those values are derived. Management believes that based upon the estimates, judgments and assumptions used to determine the allowance for loan losses, that this accounting estimate requires the most subjective and unpredictable judgments, and as such could be subject to revision as new information is available.

        The determination of the amount of the Allowance for Loan Losses is considered by management as a critical accounting estimate, as it represents management's estimate of probable loan losses, and loans outstanding comprise 61.4% of the Company's total assets as of December 31, 2002. The estimates used in the determination of the allowance for loan losses include estimated losses on pools of homogeneous loans, losses estimated on specifically identified loans, and consideration of current economic trends and conditions, all of which may change significantly over time. Note 1 to the consolidated financial statements describes the methodology used in determining the Allowance for Loan Losses and a detailed discussion of factors influencing possible changes in this critical accounting estimate is included in the Credit Risk Management and the Allowance for Loan Losses sections of Management's Discussion and Analysis of Financial Condition and Results of Operation.

Performance Overview

        The Company continued to achieve significant growth in loans and deposits while producing a record profit in 2002. The Company began to leverage its infrastructure and slowed the rate of new branch growth in 2002, which reduced the growth rate of expenses and resulted in higher levels of earnings and improved productivity and efficiency measures.

        The Company recorded net income of $3,904,000 for 2002 compared to $2,304,000 for 2001, an increase of 69.4%, marking the highest net income for any year since the Company's formation. Diluted earnings per share were also the highest in Company history, totaling $.69 per share for 2002, an increase of 21.1% from $.57 per diluted share in 2001. The growth in net income and earnings per share resulted as gross revenue (net interest income and non interest income) increased $9,367,000 or 25.6%, while noninterest expenses, the provision for loan losses, and income tax expense increased by $7,767,000 or 22.6%.

        The largest category of revenue, net interest income, grew $5,114,000 or 19.8% due to growth in average earning assets of 10.9% and an increase in the net interest margin to 4.17% for 2002 from 3.86% in 2001. The increase in the net interest margin resulted as deposit and borrowing rates fell more than the decline in yields on loans, investments and other earning assets. Noninterest income increased $4,253,000 or 39.6% due to higher levels of mortgage banking revenue, increased commissions earned on the sales of non-deposit investment products, and growth in deposit service charges and ATM fees. Gains realized on the sale of investment securities increased $461,000. Core noninterest income (excluding gains on sales of investment securities) increased 35.4% and comprised 31.5% of total revenue compared to 29.2% in 2001.

        The increase in total expenses resulted from higher noninterest expenses of $6,677,000, an increase in the provision for loan losses of $550,000 and higher income tax expense totaling $540,000. Non interest expense growth was primarily the result of higher salaries and benefit costs, and increased occupancy and equipment expenses to support the Company's growth as well as costs associated with the formation of Finance Maryland in July of 2002. The Company's efficiency ratio improved to 83.5% for 2002 from 85.6% for 2001. The increase in the provision for loan losses reflects the growth in loans, higher levels of net charge offs, and an increase in the allowance for loan losses to 1.35% of total loans as of December 31, 2002 from 1.18% as of December 31, 2001. Income tax expense increased due to an increase of $2,140,000 in net income before taxes. The effective tax rate for the Company decreased to 33.1% for 2002 compared to 37.6% for 2001. The effective rate decreased due to higher levels of tax- exempt income, primarily higher levels of investment securities exempt from state income taxes, and income from Bank Owned Life Insurance which is tax free.

        Total assets increased by $92,327,000 or 11.9%, reflecting significant increases in loans and deposits. Loans outstanding increased by $65,300,000 or 13.9%, while deposits grew by $67,581,000 or 11.3%. Growth statistics for loans and deposits continue to compare favorably to industry averages, and reflect the Company's continued efforts in business development and advertising. Since First Mariner's inception in 1995, total assets, loans, and deposits have increased at an average annual compound growth rate of 45.0%, 46.0%, and 46.6% respectively. Stockholders' equity increased $7,118,000 or, 16.2% reflecting the retention of 2002's earnings, improvements in the market value of the Company's available-for-sale securities portfolio and shares issued under the Company's employee stock purchase plan and option plans of $249,000.

        Asset quality was favorable in 2002. The ratio of nonperforming assets to total assets decreased to 0.41% at December 31, 2002 from 0.56% at December 31, 2001. The allowance for loan losses was increased to $7,188,000 and totaled 203.9% of nonperforming assets as of December 31, 2002, compared to 127.4% as of December 31, 2001. The ratio of net chargeoffs to average total loans was .10% in 2002, compared to .10% in 2001.

        Capital adequacy levels remained strong, exceeding the levels required for "well-capitalized" status as defined by Banking regulation. December 31, 2002 ratios for capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 7.8%, 9.9%, and 13.3%, respectively, compared to 8.0%, 10.7%, and 12.9%, respectively, at December 31, 2001.

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

        Net interest income increased to $30,998,000 for 2002, a 19.8% increase from the net interest income of $25,874,000 earned for 2001. The increase was attributable to growth in average earning assets, which increased by $72,985,000 or 10.9% and an increase in the spreads realized between earning assets and interest bearing liabilities. Average loans and loans held for sale increased by 7.2% to $550,688,000 and average investments and other earning assets increased by 22.9% to $192,110,000. The increase in average loans reflects the Company's expansion of its commercial and real estate lending activities among middle market borrowers in the Baltimore Metropolitan area, the growth of the Bank's mortgage banking activities, the Bank's continued emphasis on consumer lending, and consumer finance receivables generated by Finance Maryland. Average earning asset growth was funded by an increase in average deposits of $96,308,000 or 18.7%. The increase in average deposits was due to the continued success of sales and marketing efforts in the Company's retail banking and commercial banking divisions, and the popularity of the Bank's "Flex CD" products. Average other borrowed funds decreased by $25,680,000 or 16.2%, as the Company repaid a significant portion of outstanding borrowings as deposit growth was more than sufficient to fund earning asset growth.

        For 2002, interest income on loans decreased to $42,735,000, which represents a decrease of $886,000 or 2.0% from $43,621,000 for 2001. While average balances on loans increased by $37,214,000 or 7.2%, yields decreased 74 basis points to 7.76%, as the Federal Reserve continued to reduce market interest rates throughout 2002. Interest income on investment securities and other earning assets decreased $45,000 or 0.5% to $9,596,000 from $9,641,000. Average balances increased on investments and other earning assets by 22.9% and yields on these assets decreased by 117 basis points, which contributed to the decline in interest income. Interest expense on deposits decreased to $14,248,000 in 2002, a decrease of $4,136,000 or 22.5% from $18,384,000 for 2001. Growth in average interest bearing deposits of 16.0% was mostly offset by a decline in the average rates paid on interest-bearing deposits of 138 basis points. Interest expense on borrowings declined $1,909,000 to $7,095,000 for 2002, a decrease of 21.2% from $9,004,000 for 2001. The decline in average balances of 16.2%, as well as a decrease in the average rates paid on borrowings of 34 basis points, contributed to the reduction.

        The key performance measure for net interest income is the "net interest margin", or net interest income divided by average earning assets. The Company's net interest margin is affected by loan pricing, mix of earning assets, and the distribution and pricing of deposits and borrowings. The Company's net interest margin was 4.17% for the year ended December 31, 2002 as compared to 3.86% for 2001. Yields on average total earning assets decreased by 90 basis points, while the cost of interest bearing deposits decreased by 138 basis points and the cost of other borrowings decreased by 34 basis points. A higher proportion of deposit accounts as a percentage of funding contributed to the increase in the net interest margin.

        "Comparative Average Balances—Yields and Rates" below indicates the Company's average volume of interest-earning assets and interest-bearing liabilities and average yields and rates. Changes in net interest income from period to period result from increases or decreases in the volume and mix of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities and the availability of particular sources of funds, such as non-interest bearing deposits.

Comparative Average Balances Yields and Rates

	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans & loans held for sale (net of unearned income)(1)	$550,688	$42,735	7.76%	$513,474	$43,621	8.50%
Mortgage-backed securities available for sale	96,649	5,262	5.44%	103,938	6,562	6.31%
Interest-bearing deposits	39,002	558	1.43%	19,967	511	2.56%
Treasury notes and U.S. government agency securities	15,615	709	4.54%	3,023	208	6.88%
Trust preferred securities	26,026	2,233	8.58%	21,064	1,893	8.99%
Other earning assets	14,818	834	5.62%	8,347	467	5.59%

Total earning assets	742,798	52,331	7.05%	669,813	53,262	7.95%

Allowance for loan losses	(6,138)			(4,940)
Other assets	57,896			44,998

Total assets	$794,556			$709,871

Liabilities and stockholders' equity:
Deposits:
Passbook/Savings	$44,202	424	0.96%	$33,578	665	1.98%
NOW/MMDA	203,969	2,589	1.27%	214,708	6,916	3.22%
Certificates	265,305	11,235	4.23%	194,534	10,803	5.55%

Total interest-bearing deposits	513,476	14,248	2.77%	442,820	18,384	4.15%
Other borrowed funds	132,539	7,095	5.35%	158,219	9,004	5.69%

Total interest-bearing liabilities	646,015	21,343	3.30%	601,039	27,388	4.56%

Noninterest-bearing demand deposits	98,010			72,358
Other liabilities	2,948			3,449
Stockholders' equity	47,583			33,025

Total liabilities and stockholders' equity	$794,556			$709,871

Interest rate spread (Average yield less average rate)			3.75%			3.39%
Net interest income (Interest income less interest expense)		$30,988			$25,874
Net Interest Margin (Net interest income/total earning assets)			4.17%			3.86%

(1)
Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield. Interest income on loans includes amortized loan fees, net of costs, and late fees of $2,382, $1,720, and $905 for 2002, 2001, and 2000 respectively.

	2000
	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale (net of unearned income)(1)	$414,765	$37,063	8.94%
Mortgage-backed securities available for sale	155,879	11,132	7.14%
Interest-bearing deposits	7,382	435	5.89%
Treasury notes and U.S. government agency securities	6,833	515	7.54%
Trust preferred securities	23,298	1,885	8.09%
Other earning assets	7,434	530	7.13%

Total earning assets	615,591	51,560	8.38%

Allowance for loan losses	(3,669)
Other assets	37,988

Total assets	$649,910

Liabilities and stockholders' equity:
Deposits:
Passbook/Savings	$27,376	760	2.78%
NOW/MMDA	178,115	8,404	4.72%
Certificates	161,904	9,024	5.57%

Total interest-bearing deposits	367,395	18,188	4.95%
Other borrowed funds	201,989	12,352	6.12%

Total interest-bearing liabilities	569,384	30,540	5.36%

Noninterest-bearing demand deposits	57,377
Other liabilities	702
Stockholders' equity	22,447

Total liabilities and stockholders' equity	$649,910

Interest rate spread (Average yield less average rate)			3.02%
Net interest income (Interest income less interest expense)		$21,020
Net Interest Margin (Net interest income/total earning assets)			3.41%

(1)
Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield. Interest income on loans includes amortized loan fees, net of costs, and late fees of $2,382, $1,720, and $905 for 2002, 2001, and 2000 respectively.

        "Rate/Volume Analysis" below indicates the changes in the Company's net interest income as a result of changes in volume and rates. Changes in interest income and interest expense that result from variances in both volume and rates has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each. The Company has an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins and to provide adequate liquidity for anticipated needs.

Rate/Volume Analysis

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Variance due to changes in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$3,037	$(3,923)	$(886)
Mortgage-backed securities available for sale	(440)	(860)	(1,300)
Interest-bearing deposits	340	(293)	47
Treasury notes and U.S. government agency securities	595	(94)	501
Trust preferred securities	430	(90)	340
Other earning assets	363	4	367

Total interest income	4,325	(5,256)	(931)

Interest Expense:
Passbook	169	(410)	(241)
NOW/MMDA	(329)	(3,998)	(4,327)
Certificates	3,360	(2,928)	432
Other borrowed funds	(1,395)	(514)	(1,909)

Total interest expense	1,805	(7,850)	(6,045)

Change in net interest income	$2,520	$2,594	$5,114

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
	Variance due to changes in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$8,460	$(1,902)	$6,558
Mortgage-backed securities available for sale	(3,388)	(1,182)	(4,570)
Interest-bearing deposits	426	(350)	76
Treasury notes and U.S. government agency securities	(265)	(42)	(307)
Trust preferred securities	(190)	198	8
Other earning assets	69	(132)	(63)

Total interest income	5,112	(3,410)	1,702

Interest Expense:
Passbook	151	(246)	(95)
NOW/MMDA	1,506	(2,994)	(1,488)
Certificates	1,811	(32)	1,779
Other borrowed funds	(2,528)	(820)	(3,348)

Total interest expense	940	(4,092)	(3,152)

Change in net interest income	$4,172	$682	$4,854

Noninterest Income

        Noninterest income is principally derived from mortgage banking activities, service fees on deposit accounts, ATM fees, commissions on sales of insurance products and income from Bank Owned Life Insurance. Noninterest income for the year ended December 31, 2002 was $14,994,000, as compared to $10,741,000 for the year ended December 31, 2001, an increase of $4,253,000 or 39.6%. Core noninterest income (excluding gains on sales of investment securities) increased 35.4%.

        Gains on sales of loans increased by $1,710,000 or 89.4% from the year ended December 31, 2001. Total originations of mortgage loans increased 10.0%, and resulted in more loans being sold into the secondary market than during the prior year, with pricing spreads on loans sold also improving. The increase in mortgage loan origination was the result of successful sales efforts, an increase in the number of mortgage loan offices and lower interest rates. Refinance activity accounted for just under 37% of the total mortgage loan origination activity for 2002. Other mortgage banking income decreased by $159,000 or 8.0%. Origination related income decreased by $48,000, while mortgage servicing revenue decreased by $111,000. Service fees on deposits increased by $737,000 or 20.5% as the Company increased the number of demand deposit accounts by 4,157 or 8.6%. Pricing on most deposit accounts remained unchanged throughout 2002. ATM fees increased by $474,000 or 29.0% due to increased transaction volume, higher transaction fee pricing for noncustomers, and added ATM locations. Net gains of $497,000 were realized on the sale of investment securities in 2002, compared to net gains of $36,000 for 2001. Other increases in non interest income included higher commissions earned on the sale of investment products of $327,000, commissions earned on sales of credit insurance policies of $355,000, and the increases in cash surrender value of Bank Owned Life Insurance of $529,000. The increase in income generated from the sales of investment products resulted from more focused sales training and marketing efforts.

	Years Ended December 31,
	2002 Amount	2001 Amount	2000 Amount
	(Dollars in thousands)
Gain on sale of loans	$3,622	$1,912	$1,576
Service fees on deposits	4,327	3,590	3,208
ATM Fees	2,109	1,635	1,457
Gain on sale of investment securities	497	36	359
Other mortgage banking fees	1,832	1,991	1,586
Other	2,607	1,577	737

Total noninterest income	$14,994	$10,741	$8,923

Noninterest Expense

        Noninterest expense totaled $37,973,000 for the year ended December 31, 2002, compared to $31,296,000 for 2001, an increase of $6,677,000 or 21.3%. This increase reflects management's continued emphasis on growth through bank branching, costs associated with the formation and development of Finance Maryland, as well as significant increases in loans, deposits and mortgage banking operational activities. While bank branch expansion slowed in 2002, four new Finance Maryland locations were opened in 2002. Excluding expenses of Finance Maryland, noninterest expenses increased $5,368,000 or 17.2%

        Salaries and benefits increased $5,132,000 or 35.1% primarily due to staffing of Finance Maryland, staffing increases to support loan and deposit growth, higher commissions paid for mortgage and commercial loan production as well as regular salary increases and higher benefit costs. Occupancy costs for 2002 grew $513,000 or 11.5% compared to 2001. The increase was due to the relocation of existing branches and the additional Finance Maryland offices. Furniture, fixtures and equipment expense increased for the year ended 2002 by $355,000 or 17.0% due to relocating branches and the addition of Finance Maryland offices.

        Professional services increased by $396,000 or 46.2% primarily as a result of increased legal fees associated with the workout of one large nonperforming loan. Advertising expenses decreased by 0.7% and totaled $1,071,000 as the Company maintained most of its advertising campaigns from the prior year. Data processing expenses increased $159,000 as the number of accounts increased. All other noninterest expenses increased $130,000 due to increased ATM costs and higher expenses for printing and office supplies.

Noninterest expense

	Years Ended December 31,
	2002 Amount	2001 Amount	2000 Amount
	(Dollars in thousands)
Salaries and employee benefits	$19,761	$14,629	$13,367
Net occupancy	4,991	4,478	3,903
Furniture, fixtures and equipment	2,443	2,088	1,662
Professional services	1,254	858	601
Advertising	1,071	1,079	1,061
Data processing	1,746	1,587	1,645
Service and maintenance	1,043	933	915
Office supplies	550	455	391
ATM servicing expenses	831	695	630
Printing	459	368	332
Corporate insurance	191	154	121
OREO expense	(131)	412	35
FDIC Premiums	186	391	140
Consulting fees	232	221	252
Marketing/promotion	619	459	443
Postage	393	319	317
Security	222	217	79
Other	2,112	1,953	1,904

Total noninterest expense	$37,973	$31,296	$27,798

Income Tax Expenses

        The Company recorded tax expense of $1,930,000 in 2002 for an effective tax rate of 33.1% compared to income tax expense of $1,390,000 and an effective tax rate of 37.6% for 2001. The effective rate decreased due to higher levels of tax- exempt income, primarily higher levels of investment securities exempt from state income taxes, and income from Bank Owned Life Insurance which is tax free.

        The Company has utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2002. Net operating loss carryforwards for state income tax purposes approximated $6,967,000 and can be offset by future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the potential utilization of the net operating loss carryforward. A valuation allowance equal to the deferred tax asset associated with the net operating loss carryforward of $322,000 has been established to reflect this uncertainty.

Financial Condition

        At December 31, 2002, the Company's total assets were $870,192,000, as compared to $777,865,000 at December 31, 2001, an increase of 11.9%. This increase occurred as the Company continued to benefit from the development of its bank branching and mortgage loan office network, expansion of commercial and retail business development efforts, formation of Finance Maryland and successful development and marketing of deposit and loan products.

        Loans at December 31, 2002 were $533,965,000, as compared to $468,665,000 on December 31, 2001, which represents an increase of $65,300,000 or 13.9%. Increases were realized in commercial mortgage, residential construction, and consumer loans, while residential mortgage loans, commercial construction loans and commercial loans decreased. Loans held for sale increased by $9,822,000 as a result of significant mortgage loan origination volume, particularly in the fourth quarter. Investment securities increased by $7,957,000. Interest bearing deposits increased by $1,514,000 due to growth in deposits and borrowed funds in excess of loan growth, the increase in loans held for sale, and growth in the investment portfolio.

        Total deposits increased by $67,581,000, an increase of 11.3% from $600,588,000 at December 31, 2001. Borrowings, repurchase agreements, and trust preferred offerings increased by $16,500,000, and increased overall dependence on borrowed funds to 16.8% of total assets as of December 31, 2002, compared to 16.7% as of December 31, 2001.

Loan Portfolio

        The Company's loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of net interest margin.

        The following table sets forth the composition of the Bank's loan portfolio.

	At December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Loans:
Commercial Loans and Lines of Credit	$56,760	$64,157	$70,726	$68,215	$62,593
Commercial/Residential Construction	31,878	34,411	34,832	8,092	33,773
Commercial Mortgages	202,994	144,836	101,601	97,909	46,193
Residential Construction-Consumer	135,189	125,954	82,318	34,419	17,706
Residential Mortgages	46,065	54,456	98,731	85,784	63,073
Consumer	61,079	44,851	41,790	35,109	19,387

Total Loans	$533,965	$468,665	$429,998	$329,528	$242,725

        The largest increase in the loan portfolio occurred in the Commercial mortgage category, which increased by $58,158,000 and reflected successful marketing and sales efforts, a strong regional economy, as well as a favorable interest rate environment. Consumer loans increased by $16,228,000 again due successful sales efforts, as well as a favorable economic and interest rate environment, and the formation of Finance Maryland. Residential real estate loans, which consist primarily of 3-year and 5-year adjustable rate mortgages, decreased by $8,391,000. The decrease in this category of loans reflects higher payoffs and lower originations of adjustable rate loans as historically low mortgage interest rates encouraged borrowers to elect fixed rate 15- and 30-year loans which were sold in the secondary market. Commercial loans decreased by $7,397,000 while commercial construction loans decreased by $2,533,000.

        Approximately 25.7% of the Bank's loans have adjustable rates as of December 31, 2002 and approximately 29.5% at December 31, 2001, including adjustable rate first mortgages indexed to U.S. Treasury obligations and variable home equity lines of credit tied to the Prime interest rate. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall the interest earned would decline, thus impacting the Company's interest income. See also the discussion under "Liquidity and Interest Rate Sensitivity" below. The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for the Bank's loan portfolio at December 31, 2002. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash collections. The scheduled repayments as shown above are reported in the maturity category in which the payment is due.

Maturity Schedule of Selected Loans

	Up to 1 Year	More Than 1 Year to 5 Years	5 Years to 10 Years	More Than 10 Years	Total
	(in thousands)
Total Loans:
Residential Real Estate	$3,864	$3,323	$4,704	$34,174	$46,065
Commercial Construction	7,715	9,085	1,355	2,350	20,505
Residential Construction-Commercial	6,013	4,955	358	47	11,373
Residential Construction-Consumer	133,525	1,071	75	518	135,189
Commercial real estate	23,984	128,896	46,381	3,733	202,994
Commercial	37,455	15,759	3,543	3	56,760
Consumer	36,660	14,111	4,362	5,946	61,079

Total	$249,216	$177,200	$60,778	$46,771	$533,965

Fixed Rate Loans:
Residential Real Estate	$3,376	$1,830	$1,908	$8,136	$15,250
Commercial Construction	1,959	7,768	1,317	2,350	13,394
Residential Construction-Commercial	445	525	358	12	1,340
Residential Construction-Consumer	131,816	1,040	21	13	132,890
Commercial real estate	18,090	112,050	40,490	3,542	174,172
Commercial	19,042	10,211	1,162	—	30,415
Consumer	4,604	14,111	4,362	5,946	29,023

Total—Fixed Rate	179,332	147,535	49,618	19,999	396,484

Variable Rate Loans:
Residential Real Estate	488	1,493	2,796	26,038	30,815
Commercial Construction	5,756	1,317	38	—	7,111
Residential Construction-Commercial	5,568	4,430	—	35	10,033
Residential Construction-Consumer	1,709	31	54	505	2,299
Commercial real estate	5,894	16,846	5,891	191	28,822
Commercial	18,413	5,548	2,381	3	26,345
Consumer	32,056	—	—	—	32,056

Total—Variable Rate	69,884	29,665	11,160	26,772	137,481

Total—Fixed And Variable	$249,216	$177,200	$60,778	$46,771	$533,965

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

        The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate based upon factors noted above. The Company provided $2,175,000 for loan losses for the year ended December 31, 2002, as compared to $1,625,000 for the year ended December 31, 2001. The higher provision was primarily the result of an increase in the coverage ratio of the allowance for loan losses to total loans to 1.35% as of December 32, 2002 from 1.18% as of December 31, 2001.

        As of December 31, 2002 the allowance for loan losses was $7,188,000, as compared with the December 31, 2001 balance of $5,524,000, an increase of $1,664,000 or 30.1%. Net charge-offs of $511,000 and $442,000 were recognized for 2002 and 2001, respectively. Net charge-offs as a percentage of average loans remained at 0.10% for 2002 as well as 2001.

        The following table, "Allowance for Loan Losses" summarizes the allowance activities.

Allowance for Loan Losses

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$5,524	$4,341	$3,322	$2,676	$1,614

Loans charged off:
Commercial	—	(347)	(62)	—	(88)
Commercial/Residential Construction	(65)	(50)	—	—	(70)
Commercial Mortgages	—	—	—	—	—
Residential Construction-Consumer	(200)	—	—	—	—
Residential Mortgages	—	(5)	(24)	—	—
Consumer	(288)	(116)	(12)	(142)	(23)

Total loans charged off	(553)	(518)	(98)	(142)	(181)

Recoveries
Commercial	—	69	—	—	9
Commercial/Residential Construction	—	—	—	—	—
Commercial Mortgages	—	—	—	—	—
Residential Construction-Consumer	—	—	—	—	—
Residential Mortgages	9	1	4	—	17
Consumer	33	6	8	3	5

Total recoveries	42	76	12	3	31

Net chargeoffs	(511)	(442)	(86)	(139)	(150)

Provision for loan losses	2,175	1,625	1,105	785	1,212

Allowance for loan losses, end of year	$7,188	$5,524	$4,341	$3,322	$2,676

Loans (net of premiums and discounts)
Period-end balance	$533,965	$468,665	$429,998	$329,528	$242,725
Average balance during period	496,486	455,780	383,719	301,108	188,156
Allowance as percentage of period-end loan balance	1.35%	1.18%	1.01%	1.01%	1.10%
Percent of average loans:
Provision for loan losses	0.44%	0.36%	0.29%	0.26%	0.64%
Net chargeoffs	0.10%	0.10%	0.02%	0.05%	0.08%

        Management's judgment as to the level of future losses on existing loans is based on management's internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. However, management's determination of the appropriate allowance level is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

Allocation of Allowance for Loan Losses (dollars in thousands)

	December 31, 2002			December 31, 2001			December 31, 2000
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and Lines of Credit	$826	11.5%	10.6%	$1,141	20.7%	13.7%	$1,150	26.5%	16.4%
Commercial/Residential Construction	254	3.5%	6.0%	81	1.5%	7.3%	191	4.4%	8.1%
Commercial Mortgages	1,632	22.7%	38.0%	1,377	24.9%	30.9%	1,106	25.5%	23.6%
Residential Construction-Consumer	2,128	29.6%	25.3%	936	16.9%	26.9%	734	16.9%	19.2%
Residential Mortgages	23	0.3%	8.6%	99	1.8%	11.6%	107	2.5%	23.0%
Consumer	640	8.9%	11.5%	112	2.0%	9.6%	127	2.9%	9.7%
Unallocated	1,685	23.5%	—	1,778	32.2%	—	926	21.3%	—

Total	$7,188	100.0%	100.0%	$5,524	100.0%	100.0%	$4,341	100.0%	100.0%

	December 31, 1999			December 31, 1998
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and Lines of Credit	$1,264	38.0%	20.7%	$622	23.2%	25.8%
Commercial/Residential Construction	156	4.7%	2.5%	214	8.0%	13.9%
Commercial Mortgages	892	26.9%	29.7%	651	24.3%	19.0%
Residential Construction-Consumer	306	9.2%	10.4%	145	5.4%	7.3%
Residential Mortgages	90	2.7%	26.0%	62	2.3%	26.0%
Consumer	123	3.7%	10.7%	68	2.5%	8.0%
Unallocated	491	14.8%	—	914	34.3%	—

Total	$3,322	100.0%	100.0%	$2,676	100.0%	100.0%

Nonperforming Assets

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans on nonaccrual basis	$1,278	$1,652	$3,172	$4,229	$1,520
Real estate acquired by foreclosure	2,247	2,683	3,610	1,360	1,633

Total non-performing assets	$3,525	$4,335	$6,782	$5,589	$3,153

Loans past-due 90 days or more and accruing	$9,346	$5,257	$701	$2,062	$126

        As of December 31, 2002, the Company had approximately $1,278,000 in nonaccrual loans, as compared with $1,652,000 at December 31, 2001. The Company held other real estate owned of $2,247,000 at December 31, 2002, compared to $2,683,000 at December 31, 2001. The decrease in nonaccrual loans resulted primarily from the resolution of one large loan which was placed on accruing status during 2002, while the decline in other real estate owned resulted from increased sales of assets acquired in foreclosure. Nonperforming assets, the total of nonaccrual loans and other real estate owned, decreased to 0.41% of total assets at December 31, 2002 from 0.56% of total assets at

December 31, 2001, reflecting the decline in the level of nonperforming assets coupled with higher total assets.

        The allowance for loan losses represented 203.9% of nonperforming assets as of December 31, 2002 compared to 127.4% as of December 31, 2001. At December 31, 2002, the allowance for loan losses represented 562.4% of nonaccruing loans compared to 334.4% at December 31, 2001. Management believes the allowance for loan losses is adequate.

Capital Resources

        Stockholders' equity totaled $51,126,000 as of December 31, 2002 as compared to $44,008,000 as of December 31, 2001, an increase of $7,118,000 or 16.2%. The increase resulted from the change in accumulated other comprehensive income of $2,965,000, the net retention of earnings of $3,904,000, and the issuance of additional capital of $249,000. The change in accumulated other comprehensive income or (loss) reflects the increase in value of the Company's available for sale securities. As market interest rates declined throughout 2002, the value of securities classified as available-for-sale increased.

        Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and financial holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "deemed" credit risks will require more capital support than assets with lower risk. Additionally, capital must be maintained to support certain off-balance sheet instruments.

        To date, the Company has provided its capital requirements mainly through the funds received for its stock offerings. In the future, the Company may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table for "Capital Ratios", the Company exceeded its capital adequacy requirements as of December 31, 2002 and 2001 and met the requirement for "well capitalized" under Federal Banking Regulation. The Company continually monitors its capital adequacy ratios to ensure that the Company exceeds regulatory capital requirements.

        In December 2002, Mariner Capital Trust II, a wholly owned subsidiary of the Company, issued $10,000,000 of Variable Rate Preferred Securities due in December 2032. The entire amount of this issuance is included as additional total capital as of December 31, 2002. See note 9 of the Consolidated Financial Statements for more information concerning the Company's preferred securities.

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

        The Company's capital position is presented in the following table:

Capital Ratios

	December 31,			Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
	2002	2001	2000
Total capital to risk weighted assets	13.3%	12.9%	12.3%	8.0%	10.0%
Tier 1 capital to risk weighted assets	9.9%	10.7%	9.0%	4.0%	6.0%
Tier 1 capital leverage ratio	7.8%	8.0%	6.0%	4.0%	5.0%

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

        The interest rate sensitivity position as of December 31, 2002 is presented in the table, "Rate Sensitivity Analysis" below. Assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage backed securities which are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. The difference between rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2002, the Company's interest sensitive assets exceeded interest sensitive liabilities within a one year period by $217,094,000 or 24.9% of total assets. As of December 31, 2001, interest rate sensitive assets exceeded interest-sensitive liabilities by $121,911,000 or 15.7%. The change in the interest rate sensitivity gap occurred due to growth in core deposits which are less rate sensitive, growth in time deposits with maturities in excess of one year, which funded increases in short term investments and interest bearing deposits, and growth in loans with maturities or repricing opportunities less than one year.

        In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis. Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company's net interest income and net income. Simulation analysis provides a more rigorous and dynamic measure of interest sensitivity. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. At December 31, 2002, the Company's estimated earnings sensitivity profile reflected minimal sensitivity to interest rate changes. Based on an assumed increase of 200 basis points over a one year period, the Company's net interest income would decrease by 4% if rates were to decrease, and it would increase by 0% if rates were to increase.

Rate Sensititivity Analysis

	As of December 31, 2002
	180 Days or Less	181 Days- One Year	One-Five Years	Five-Ten Years	Longer Than 10 Years or Non- Sensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$40,132	$—	$—	$—	$—	$40,132
Investment securities	31,725	13,334	34,937	10,887	36,927	127,810
Loans held for sale	93,098	—	—	—	—	93,098
Loans	271,688	76,644	139,945	40,982	4,706	533,965

Total interest-earnings assets	$436,643	$89,978	$174,882	$51,869	$41,633	$795,005

Interest-bearing liabilities:
Savings	$2,281	$2,292	$18,755	$24,525	$—	$47,853
NOW accounts	3,378	3,391	27,589	36,230	—	70,588
Money market accounts	117,469	3,137	25,695	—	—	146,301
Certificates	56,836	80,919	148,023	—	—	285,778
Borrowings	39,824	—	25,000	60,000	21,450	146,274

Total interest-bearing liabilities	$219,788	$89,739	$245,062	$120,755	$21,450	$696,794

Interest rate sensitive gap	$216,855	$239	$(70,180)	$(68,886)	$20,183	$98,211

Cumulative interest rate gap	$216,855	$217,094	$146,914	$78,028	$98,211

Ratio of rate sensitive assets to rate sensitive liabilities	199%	100%	71%	43%	194%

        Liquidity describes the ability of the Company and the Bank to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. Liquidity is derived from increased customer deposits, the maturity distribution of the investment portfolio, loan repayment and income from earning assets. The Company's loan to deposit ratio was 79.9% and 78.0% for December 31, 2002 and 2001, respectively. Funds received from new and existing depositors, provided a large source of liquidity for the years ended December 31, 2002 and 2001. The Bank seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support loan growth. The Bank also seeks to augment such deposits with longer term and higher yielding certificates of deposit. CD's of $100,000 or more are summarized by maturity in the table, "Maturity of Time Deposits $100,000 or More", below. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. Longer term funding requirements can be obtained through advances from the Federal Home Loan Bank ("FHLB"). The Bank maintains lines of credit with the FHLB of $130,000,000, with a remaining availability of $70,000,000. The Bank maintains other lines of credit totaling $220,000,000. Most borrowing facilities require the pledging of certain qualifying assets in order to access funding. As of December 31, 2002, the Company's borrowing capacity totaled $85,000,000 based upon qualifying assets which are not currently pledged.

        The Company maintained short-term interest-bearing deposits totaling $40,132,000 compared to $38,618,000. These deposits have immediate availability to meet short-term funding needs. Also, the Bank's investment securities portfolio includes $73,842,000 of mortgage-backed securities which provide significant cash flow each month. The entire investment portfolio is classified as available for sale, is highly marketable, and available to meet liquidity needs. Loans held for sale, which totaled $93,098,000 at December 31, 2002 are committed to be sold into the secondary market and generally are funded within 60 days. The Bank's residential real estate portfolio includes loans, which are underwritten to secondary market criteria and provide an additional source of liquidity. Additionally, the Bank's residential construction loan portfolio provides a source of liquidity as construction periods generally range from 6-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market.

        In the ordinary course of its business, the Company makes commitments to fund approved loans or make material commitments for capital expenditures such as new facilities or computer systems. As of December 31, 2002, the Company had outstanding loan commitments of $161,660,000 and no commitments for material capital expenditures. At December 31, 2001 unfunded loan commitments were $189,718,000 and commitments for the purchase of capital expenditures were $780,000. Management is not aware of any known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

Deposits

        The Bank uses deposits as the primary source of funding of its loans. The following table describes the maturity of time deposits of $100,000 or more at the dates indicated.

Maturity of Time Deposits $100,000 or More

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Under 3 months	$8,070	$6,557	$7,905
3 to 6 months	5,062	8,111	6,031
6 to 12 months	23,653	8,632	10,371
Over 12 months	44,843	38,032	16,038

Total	$81,628	$61,332	$40,345

        The Bank offers individuals and businesses a wide variety of accounts. These accounts include checking, savings, money market and CD's and are obtained primarily from communities which the Bank serves. The Bank holds no brokered deposits. The following table details the average amount, the average rate paid and the percentage of each category to total deposits for the years ended December 31, 2002, 2001 and 2000.

Average Deposit Composition and Cost

	Year Ended December 31, 2002
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$203,969	1.27%	33.4%
Regular savings deposits	44,202	0.96%	7.2%
Time deposits	265,305	4.23%	43.4%

Total interest-bearing deposits	513,476	2.77%	84.0%

Noninterest-bearing demand deposits	98,010	—	16.0%

Total deposits	$611,486	2.33%	100.0%

	Year Ended December 31, 2001
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$214,708	3.22%	41.7%
Regular savings deposits	33,578	1.98%	6.5%
Time deposits	194,534	5.55%	37.8%

Total interest-bearing deposits	442,820	4.15%	86.0%

Noninterest-bearing demand deposits	72,358	—	14.0%

Total deposits	$515,178	3.57%	100.0%

	Year Ended December 31, 2000
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW & money market savings deposits	$178,115	4.72%	41.9%
Regular savings deposits	27,376	2.78%	6.5%
Time deposits	161,904	5.57%	38.1%

Total interest-bearing deposits	367,395	4.95%	86.5%

Noninterest-bearing demand deposits	57,377	—	13.5%

Total deposits	$424,772	4.28%	100.0%

        Total deposits as of December 31, 2002 were $668,169,000 compared to $600,588,000 as of December 31, 2001, an increase of $67,581,000. Rates paid on deposits decreased significantly with the overall decrease in market interest rates. Most categories of deposits increased, with the largest growth occurring in time deposits and noninterest bearing demand deposits. These increases reflect management's growth strategy, which includes significant marketing and promotion, cross-selling, product development, and the development of a bank branch network.

Investment Securities

        The following table presents the composition of the Company's securities portfolio as of December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001	2000
	(in thousands)
Investment securities—available for sale:
Mortgage-backed securities	$73,842	$87,057	$126,985
Trust preferred securities	26,399	24,594	20,140
US Government agency bonds	12,159	—	5,008
US Treasury securities	1,015	1,014	1,008
Equity securities	2,824	2,624	2,994
Foreign Government Bonds	850	600	600
Other investment securities	10,721	3,964	—

Total investment securities—available-for-sale	$127,810	$119,853	$156,735

        The investment portfolio at December 31, 2002, is comprised of highly marketable securities, with over 60% secured by the U.S. Government or U.S. Government agencies. Mortgage-backed securities decreased during 2002 as prepayments of principal on these securities increased significantly. The maturity structure of the investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2002, the average duration of the portfolio was 3.33 years reflecting current projections which predict a higher level of prepayments on mortgage-backed investments. Investments in trust preferred securities, corporate obligations and common stocks totaled $39,944,000 as of December 31, 2002. The credit risk associated with these investments is regularly monitored by management and risk is diversified as the maximum exposure to any one issuer is less than 4% of total investment securities.

Borrowings and Repurchase Agreements

        Borrowings consist of short-term promissory notes issued to certain qualified investors and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Advances from FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to ten years and generally contain prepayment penalties.

        Total borrowings and repurchase agreements increased by $6,500,000 or 6.0%. The increase resulted from growth in short-term promissory notes. Long-term repurchase agreements and long-term FHLB advances remained unchanged from December 31, 2001.

        Repurchase agreements may be short-term or long-term, are priced at origination and cannot be prepaid without penalty. Total repurchase agreements remained unchanged. See note 8 of the consolidated financial statements for more information concerning borrowings and repurchase agreements.

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

Financial Review 2001/2000

        For the year ended December 31 2001, the Company recorded net income of $2,304,000 or $0.58 per basic share, compared to net income of $640,000 income or $0.20 per basic share in 2000. Results for 2001 reflect the completion of the Company's infrastructure and slowing the rate of branch growth which reduced the growth rate of expenses and resulted in higher levels of earnings.

        Net interest income for 2001 increased $4,854,000 or 23.1% from 2000, due to growth in average earning assets of $54,222,000 or 8.8% over the prior year. The net interest margin increased 45 basis points to 3.86% in 2001 compared to 3.41% in 2000.

        The provision for loan losses increased to $1,625,000 in 2001 from $1,105,000 in 2000. The allowance for loan losses at December 31, 2001 represented 1.18% of loans outstanding, an increase from December 31, 2000 of 1.01% of loans outstanding. Net chargeoffs were $442,000 in 2001 compared to $86,000 in 2000.

        Total noninterest income increased 20.4% to $10,741,000. The increase was mostly due to an increase in service fees on deposits and ATM fees of 12.0% as a result of increases in demand deposit account volume of 20.2% and some pricing increases. Mortgage banking revenue and gains on sales of mortgage loans increased $691,000 due to higher mortgage loan origination volume which increased 95% from 2000 to 2001. Other sources of noninterest income increased due to higher commissions from the sale of non-deposit investment products ($500,000) and higher revenue from sales and issuances of official checks ($233,000).

        The Company's noninterest expense growth was 12.6% to $31,296,000 in 2001. Salaries and benefits increased 9.4% to $14,629,000 as a result of additional staffing in the retail branches and mortgage banking offices due to the Bank's expansion programs. Also, additional employees were added to support the loan and deposit growth. Occupancy cost grew by 14.7% or $575,000. This increase was due to the addition of mortgage loan offices and costs to terminate leases of two supermarket branches. Advertising expense grew by $18,000 or 1.7% as most major advertising programs were continued in 2001. The increase in other expenses is primarily due to higher costs of other real estate owned, deposit insurance increases, increase bank security expenses and higher printing and office supplies.

        The Company recorded an income tax expense of $1,390,000 in 2001, compared to $400,000 recorded in 2000. The effective income tax rate for 2001 was 37.6% compared to 38.5% for 2000.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Interest Rate Sensitivity and Liquidity" in Item 7 on page 33 of this Form 10-K.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Independent Auditors' Report

[STEGMAN & COMPANY LOGO]

Audit Committee of the Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ Stegman & Company

Baltimore, Maryland
February 14, 2003

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
	2002	2001
	(Dollars in thousands)
ASSETS
Cash and due from banks	$35,674	$32,764
Interest-bearing deposits	40,132	38,618
Available-for-sale securities, at fair value	127,810	119,853
Loans held for sale	93,098	83,276
Loans receivable	533,965	468,665
Allowance for loan losses	(7,188)	(5,524)

Loans, net	526,777	463,141
Other real estate owned	2,247	2,683
Restricted stock investments	3,290	4,000
Property and equipment, net	17,571	14,558
Accrued interest receivable	4,540	4,137
Deferred income taxes	1,619	2,497
Prepaid expenses and other assets	17,434	12,338

Total assets	$870,192	$777,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$668,169	$600,588
Borrowings	89,824	83,324
Repurchase agreements	25,000	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	31,450	21,450
Accrued expenses and other liabilities	4,623	3,495

Total liabilities	819,066	733,857

Stockholders' equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,394,586 and 5,367,270 shares issued and outstanding, respectively	270	268
Accumulated other comprehensive income (loss)	1,962	(1,003)
Additional paid-in capital	47,939	47,692
Retained earnings (deficit)	955	(2,949)

Total stockholders' equity	51,126	44,008

Total liabilities and stockholders' equity	$870,192	$777,865

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest income:
Loans	$42,735	$43,621	$37,063
Investment securities and other earning assets	9,596	9,641	14,497

Total interest income	52,331	53,262	51,560

Interest expense:
Deposits	14,248	18,384	18,188
Borrowed funds and other	7,095	9,004	12,352

Total interest expense	21,343	27,388	30,540

Net interest income	30,988	25,874	21,020
Provision for loan losses	2,175	1,625	1,105

Net interest income after provision for loan losses	28,813	24,249	19,915

Noninterest income:
Gain on sale of loans	3,622	1,912	1,576
Service fees on deposits	4,327	3,590	3,208
ATM Fees	2,109	1,635	1,457
Gain on sale of investment securities, net	497	36	359
Other mortgage banking fees	1,832	1,991	1,586
Other	2,607	1,577	737

Total noninterest income	14,994	10,741	8,923

Noninterest expenses:
Salaries and employee benefits	19,761	14,629	13,367
Net occupancy	4,991	4,478	3,903
Furniture, fixtures and equipment	2,443	2,088	1,662
Professional services	1,254	858	601
Advertising	1,071	1,079	1,061
Data processing	1,746	1,587	1,645
Other	6,707	6,577	5,559

Total noninterest expenses	37,973	31,296	27,798

Income before income taxes	5,834	3,694	1,040
Income tax expense	1,930	1,390	400

Net income	$3,904	$2,304	$640

Net income per common share:
Basic	$0.73	$0.58	$0.20
Diluted	0.69	0.57	0.20

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP
Consolidated Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2002, 2001 and 2000
	Number of Shares of Common Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (deficit)	Total Stockholders' Equity
	(Dollars in thousands)
Balance at January 1, 2000	3,166,813	$158	$(6,859)	$34,394	$(5,830)	$21,863
Common stock issued, net of costs of issuance	443,995	23	—	1,709	—	1,732
Net income	—	—	—	—	640	640
Other comprehensive income	—	—	3,677	—	—	3,677
Cash dividends ($0.02 per share)	—	—	—	—	(63)	(63)

Balance at December 31, 2000	3,610,808	181	(3,182)	36,103	(5,253)	27,849
Common stock issued, net of costs of issuance	1,756,462	87	—	11,589	—	11,676
Net income	—	—	—	—	2,304	2,304
Other comprehensive income	—	—	2,179	—	—	2,179

Balance at December 31, 2001	5,367,270	268	(1,003)	47,692	(2,949)	44,008
Common stock issued, net of costs of issuance	27,316	2	—	247	—	249
Net income	—	—	—	—	3,904	3,904
Other comprehensive income	—	—	2,965	—	—	2,965

Balance at December 31, 2002	5,394,586	$270	$1,962	$47,939	$955	$51,126

See accompanying notes to consolidated financial statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$3,904	$2,304	$640
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,023	2,560	2,056
Capitalizated interest	(15)	(25)	(66)
Amortization of unearned loan fees and costs, net	(2,005)	(1,496)	(422)
Amortization of premiums and discounts on loans	5	16	27
Amortization of premiums and discounts on mortgage-backed securities, net	708	434	221
Gain on securities	(497)	(36)	(359)
Gain on other real estate owned	(310)	(9)	—
Valuation allowance of other real estate owned	100	342	—
Deferred income taxes	(794)	(392)	(137)
(Increase) decrease in accrued interest receivable	(403)	276	(1,101)
Provision for loan losses	2,175	1,625	1,105
Increase in mortgage loans held-for-sale	(9,822)	(47,455)	(9,522)
Decrease in loan sales received in advance	—	—	(14,458)
Increase in accrued expenses and other liabilities	1,128	434	1,077
Net increase in prepaids and other assets	(5,096)	(9,376)	(886)

Net cash used in operating activities	(7,899)	(50,798)	(21,825)

Cash flows from investing activities:
Loan disbursements, net of principal repayments	(63,961)	(38,443)	(102,816)
Purchases of property and equipment	(6,021)	(2,830)	(5,953)
Sales (purchases) of Federal Home Loan Bank of Atlanta stock	750	539	(174)
Purchase of Atlantic Central Bank stock	(40)	—	—
Purchases of available for sale securities	(80,233)	(22,398)	(18,942)
Sales of available for sale securities	11,845	16,197	42,549
Principal repayments of available for sale securities	48,471	33,127	17,918
Maturities of available for sale securities	16,386	13,000	—
Construction disbursements-other real estate owned	(232)	(593)	(237)
Sales of other real estate owned	1,028	2,001	642

Net cash (used in) provided by investing activities	(72,007)	600	(67,013)

Cash flows from financing activities:
Net increase in deposits	67,581	123,706	108,131
Net increase (decrease) in other borrowings	16,500	(28,466)	(22,834)
Proceeds from advances from Federal Home Loan Bank of Atlanta	102,000	244,500	275,275
Repayment of advances from Federal Home Loan Bank of Atlanta	(102,000)	(255,275)	(291,800)
Proceeds from stock issuance, net	249	11,676	1,732
Cash dividends	—	—	(63)

Net cash provided by financing activities	84,330	96,141	70,441

Increase (decrease) in cash and cash equivalents	4,424	45,943	(18,397)
Cash and cash equivalents at beginning of period	71,382	25,439	43,836

Cash and cash equivalents at end of period	$75,806	$71,382	$25,439

Supplemental information:
Interest paid on deposits and borrowed funds	$21,410	$27,827	$30,280
Real estate acquired in satisfaction of loans	150	814	2,665
Income taxes paid	2,828	1,980	483

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies

(a)  Organization and Basis of Presentation

        First Mariner Bancorp (the "Company") is a financial holding company incorporated under the laws of the State of Maryland. The Company headquartered in Baltimore, Maryland, was organized as "MarylandsBank Corp." in May 1994. The Company's name was changed to "First Mariner Bancorp" in May 1995. The Company owns 100% of common stock of First Mariner Bank (the "Bank") and Finance Maryland, LLC ("Finance Maryland").

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2002.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with these determinations, management evaluates historical trends and ratios and where appropriate obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

(b)  Loans Receivable

        Loans receivable are stated at their principal balance outstanding net of related deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loans are placed in nonaccrual status when they are past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

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

(c)  Loans Held for Sale

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

        The Company designates securities into one of the three categories at the time of purchase. If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Estimated fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Gains or losses on the sales of investments are calculated using a specific identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

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

(f)    Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization is eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income. Property and equipment have estimated useful lives of 3 to 39 years.

(g)  Allowance for Loan Losses

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

(h)  Comprehensive Income

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

(i)    Income Taxes

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

(j)    Statements of Cash Flows

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. For reporting purposes assets grouped in the Statement of Condition under the captions "Cash and Due from Banks" and "Interest-bearing deposits" are considered cash or cash equivalents.

(k)  Net Income Per Share

        Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is computed after adjusting the denominator of the basic EPS computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the "treasury stock" method, and are provided in Note 13.

(l)    Stock-Based Compensation

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

(m)  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and other identifiable intangible assets. Goodwill is tested for impairment on an annual basis.

(n)  Loan Servicing

        The cost of excess servicing receivables is amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing receivables is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized excess servicing receivables exceed their fair value.

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

(o)  Restricted Stock Investments

        The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta ("FHLB") in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank's investment in this stock is carried at cost.

        The Bank, as a borrower of Atlantic Central Banker's Bank ("ACBB"), is required to maintain an investment in capital stock of ACBB in varying amounts based on balances of outstanding loans and on amounts borrowed from ACBB. Because no ready market exists for this stock and it has no quoted market value, the Bank's investment in this stock is carried at cost.

(p)  Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1,071,000, $1,079,000 and $1,061,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

(2)  Recent Accounting Pronouncements

        ACCOUNTING FOR STOCK BASED COMPENSATION: In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25 to SFAS 123's fair value method accounting, if a company so elects. The Company is currently reviewing the impact of the various options of accounting for stock options.

        ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS No. 147 also modifies SFAS No. 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

        SFAS No. 147 had no effect on results on operations, financial position, or liquidity because the Company does not have any assets subject to the specialized accounting guidance provided in SFAS No. 72 or SFAS No. 147.

        ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS No. 146, Accounting for costs associated with Exit or Disposal Activities, was issued in July, 2002 and becomes effective for the Company beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

        RESCISSION OF SFAS Nos. 4, 44, AND 64, AMENDMENT OF SFAS No. 13, AND TECHNICAL CORRECTIONS (SFAS No. 145): In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains or losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

        ACCOUNTING FOR LONG-LIVED ASSETS: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August, 2002 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which addressed asset impairment, and disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002, and did not have a material impact on results of operations, financial position or liquidity.

        ASSET RETIREMENT OBLIGATIONS: In June 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

(3)  Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2002 and 2001, the required reserve balances were $275,000.

(4)  Available-for-sale securities

        The composition of available-for-sale securities and maturities, where applicable, are as follows at December 31:

	2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$71,207	$2,638	$3	$73,842	6.80%
Trust preferred securities — due after 10 years	26,645	867	1,113	26,399	8.41%
Equity securities	2,298	619	93	2,824	3.40%
U.S. Treasury Securities-due one year	998	17	—	1,015	3.00%
Corporate Notes due after one year through five years	5,898	26	3	5,921	5.54%
U.S. Government Agency Notes-due after one through five years	11,982	177	—	12,159	4.46%
Foreign Government Bonds—due one year through five years	850	—	—	850	6.49%
Other bonds and annuities—due after five years through ten years	4,800	—	—	4,800	6.52%

	$124,678	$4,344	$1,212	$127,810	7.68%

	2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$87,387	$217	$547	$87,057	6.82%
Trust preferred securities—due after 10 years	26,268	286	1,960	24,594	8.49%
Equity securities	2,142	584	104	2,622	3.50%
U.S. Treasury Securities-due one year	1,000	14	—	1,014	6.25%
Corporate Notes due after one year through five years	2,047	4	—	2,051	6.30%
Foreign Government Bonds—due one year through five years	600	—	—	600	6.86%
Other bonds and annuities—due after five years through ten years	1,915	—	—	1,915	6.75%

	$121,359	$1,105	$2,611	$119,853	7.87%

        Stated maturities may differ from contractual maturities as issuers have the right to call or prepay certain obligations without penalty.

        During 2002, 2001 and 2000, the Company recognized gross gains on sale of securities of $497,000, $91,000 and $359,000, respectively and gross losses of $0, $55,000 and $0, respectively.

        At December 31, 2002, available for sale securities with an aggregate carrying value (fair value) of approximately $56,074,000 were pledged as collateral for borrowings under repurchase agreements.

(5)  Loans Receivable and Allowance for Loan Losses

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

        Loans receivable are summarized as follows at December 31:

	2002	2001
	(in thousands)
Loans secured by first mortgages on real estate:
Residential	$46,249	$54,625
Commercial	203,986	145,547
Consumer residential construction	135,339	126,246
Construction, net of undisbursed principal	32,050	34,668

	417,624	361,086
Commercial	56,812	64,295
Loans secured by second mortgages on real estate	35,824	28,399
Consumer loans	23,688	14,814
Loans secured by deposits and other	1,147	1,168

Total loans	535,095	469,762

Unamortized loan (discounts) premiums	(175)	5
Unearned loan fees, net	(955)	(1,102)

	$533,965	$468,665

        Nonaccrual loans totaled approximately $1,278,000, $1,652,000 and $3,172,000 at December 31, 2002, 2001 and 2000, respectively. The interest income which would have been recorded in 2002, 2001 and 2000 under the original terms of loans in nonaccrual status was approximately $113,000, $168,000 and $302,000, respectively. The actual interest income recorded on these loans in 2002, 2001 and 2000 was approximately $3,000, $52,000 and $32,000, respectively.

        There were no impaired loans at December 31, 2002 compared to $980,000 at December 31, 2001. The valuation allowance for impaired loans was $147,000 at December 31, 2001.

        The average recorded investment in impaired loans was approximately $163,000, $2,031,000 and $3,426,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

        Changes in the allowance for losses on loans are summarized as follows:

	2002	2001	2000
	(in thousands)
Balance at beginning of year	$5,524	$4,341	$3,322
Provisions for loan losses	2,175	1,625	1,105
Charge-offs, net of recoveries	(511)	(442)	(86)

Balance at end of year	$7,188	$5,524	$4,341

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2002 and 2001, the Company had commitments to originate first mortgage loans on real estate of approximately $52,000,000 and $83,342,000, respectively, all of which were committed for sale in the secondary market.

        At December 31, 2002 and 2001, the Company also had commitments to loan funds under unused home equity lines of credit aggregating approximately $27,562,000 and $20,453,000, respectively, and unused commercial lines of credit as well as unfunded construction commitments aggregating approximately $82,098,000 and $85,923,000, respectively. Such commitments generally carry a fixed rate of interest.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and deposits. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Substantially all of the Company's outstanding commitments at December 31, 2002 and 2001 are for loans which would be secured by real estate with appraised values in excess of the commitment amounts. The Company's exposure to credit loss under these contracts in the event of non-performance by the other parties, assuming the collateral proves to be of no value, is represented by the commitment amounts.

        During the ordinary course of business, the Company makes loans to its directors and their affiliates and several policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. Loans outstanding, both direct and indirect, to directors, their affiliates, and policy making officers totaled $3,044,000, and $2,957,000 at December 31, 2002, and 2001, respectively. During 2002, $689,000 of new loans were made and repayments totaled $602,000; in 2001, $224,000 of new loans and advances of existing loans were made and repayments totaled $2,279,000.

        The Company retains servicing on certain loans it sold into the secondary market. At December 31, 2002 and 2001, the servicing portfolio totaled $10,491,000 and $18,766,000 respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $107,000 and $258,000 as of December 31, 2002 and 2001, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense and impairment of servicing rights was $152,000 and $136,000 for the years ended December 31, 2002 and 2001, respectively.

(6)  Property and Equipment

        Property and equipment are summarized as follows at December 31:

	2002	2001
	(in thousands)
Land	$1,823	$1,777
Buildings and improvements	6,759	4,797
Leasehold improvements	4,597	4,082
Furniture, fixtures and equipment	13,330	10,535

Total at cost	26,509	21,191
Less accumulated depreciation and amortization	8,938	6,633

	$17,571	$14,558

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2,615,000, $2,590,000 and $2,191,000, respectively. Rent expense for 2002 including $100,000 for termination of existing leases and 2001 included $300,000 for early terminations of existing supermarket leases.

        The Company and the Bank occupy space leased from a company, of which the Chairman and CEO of the Company is the owner. In 2002, this company was paid $904,000 for office and branch space. The original term of the lease is 15 years. Management believes that such terms are at least as favorable as those that could be obtained from a third party lessor.

        Minimum lease payments due for each of the next five years are as follows:

(in thousands)
2003	$2,401
2004	2,288
2005	2,037
2006	1,943
2007	1,899
Thereafter	8,204

$18,772

(7)  Deposits

        Deposits are summarized as follows (dollars in thousands) at December 31:

	2002		2001
	Amount	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate
Noncertificate:
Passbook and other savings	$47,853	0.96%	$36,839	1.98%
Interest bearing demand deposits	70,588	0.75%	47,690	1.15%
Money market accounts	146,301	1.41%	187,312	3.63%
Non-interest bearing demand	117,649	—	88,883	—

Total noncertificate deposits	382,391		360,724
Certificates:
Original maturities:
Under 12 months	5,475	2.16%	4,853	4.72%
12 to 60 months	260,034	4.21%	220,169	5.58%
IRA and KEOGH	20,269	5.11%	14,842	6.11%

Total certificates of deposit	285,778		239,864

Total deposits	$668,169		$600,588

	Amount	% of Total	Amount	% of Total
Scheduled certificate maturities:
Under 6 months	$47,236	16.53%	$51,109	21.30%
6 months to 12 months	90,937	31.82%	41,047	17.11%
12 months to 24 months	81,916	28.66%	126,452	52.72%
24 months to 36 months	17,383	6.08%	16,307	6.80%
36 months to 48 months	9,819	3.44%	1,141	0.48%
Over 48 months	38,487	13.47%	3,808	1.59%

	$285,778	100.00%	$239,864	100.00%

        The Bank offers certain certificate products that allow customers to withdraw funds at any time without penalty. As of December 31, 2002, certificates that permitted early withdrawal totaled $156,304,000.

        Certificates of deposit of $100,000 or more totaled approximately $81,628,000 and $61,332,000 at December 31, 2002 and 2001, respectively.

(8)  Borrowings and Repurchase Agreements

        Borrowings consist of Federal Home Loan Bank at Atlanta (FHLB) advances, short-term promissory notes and repurchase agreements with callable options. The FHLB advances are available under a specific collateral pledge and security agreement, which allows the Company to borrow up to $130,000,000 and requires the Company to maintain collateral for all of its borrowings in the form of specific first mortgage loans or commercial mortgages with outstanding principal equal to 133% of the advances, overnight investments equal to 100% of advances or securities equal to 103% of advances.

        Certain information regarding borrowings and repurchase agreements are as follows:

	December 31,
	2002	2001	2000
	(dollars in thousands)
Amount outstanding at year-end:
FHLB short-term advances	$—	$—	$5,775
Short-term promissory notes	29,824	23,324	27,874
Short-term repurchase agreements	—	—	38,916
FHLB long-term advances	60,000	60,000	65,000
Long-term repurchase agreements	25,000	25,000	10,000
Weighted average interest rate at year-end:
FHLB short-term advances	—	—	6.87%
Short-term promissory notes	1.00%	1.29%	4.41%
Short-term repurchase agreements	—	—	6.63%
FHLB long-term advances	5.99%	5.99%	5.89%
Long-term repurchase agreements	5.06%	5.06%	6.16%
Maximum outstanding at any month-end:
FHLB short-term advances	$—	$29,000	$64,000
Short-term promissory notes	41,790	39,604	29,516
Short-term repurchase agreements	4,257	35,534	44,767
FHLB long-term advances	60,000	60,000	75,000
Long-term repurchase agreements	25,000	25,000	85,000
Average outstanding:
FHLB short-term advances	$2,409	$16,283	$32,175
Short-term promissory notes	21,543	21,070	22,257
Short-term repurchase agreements	723	18,934	28,116
FHLB long-term advances	60,000	60,288	62,083
Long-term repurchase agreements	25,000	20,217	33,750
Weighted average interest rate during the year:
FHLB short-term advances	1.82%	4.83%	6.50%
Short-term promissory notes	0.99%	2.86%	4.31%
Short-term repurchase agreements	3.30%	5.20%	5.95%
FHLB long-term advances	5.99%	6.07%	5.70%
Long-term repurchase agreements	5.06%	5.56%	6.01%

        Repayments on Long-term FHLB advances and Long-term repurchase agreements are as follows: 2003-$0; 2004-$0; 2005-$10,000,000; 2006-$15,000,000; thereafter-$60,000,000. Long term borrowings totaling $85,000,000 are subject to call provisions beginning in 2003.

        The Company has pledged securities with a carrying value (fair value) of $56,074,000 and loans with a carrying value of $80,000,000 as collateral for other borrowings.

(9)  Redeemable Trust Preferred Securities

        The Company has formed two wholly-owned statutory business trusts that have issued redeemable preferred securities. Mariner Capital Trust "(MCT") was formed in 1998 and Mariner Capital Trust II ("MCT II") was formed in 2002.

        In June of 1998, MCT issued $21,450,000 - 8.30% (2,145,000 shares-$10 par value) Preferred Securities due in June of 2028. MCT invested the proceeds of the Preferred Securities, combined with $663,000 paid by the Company for MCT's Common Securities, in $22,113,000 of the Company's 8.30% Junior Subordinated Debentures. MCT's sole asset is the Junior Subordinated Debentures that mature in June of 2028. The Company has fully and unconditionally guaranteed all of MCT's obligations under the Preferred Securities. A portion of the Preferred Securities of MCT may qualify for inclusion in Tier 1 Capital under current capital guidelines, and any amount not qualifying as Tier 1 Capital is included in Total Capital. Preferred Securities issued by MCT are subject to call provisions beginning in June of 2003.

        In December of 2002, MCT II issued $10,000,000 (10,000 shares-$1,000 par value) Floating Rate Preferred Securities due in December of 2032. These securities bear interest equal to LIBOR plus 3.35%, provided that the applicable interest rate may not exceed 12% through December 2007. MCT II invested the proceeds of the Preferred Securities, combined with $300,000 paid by the Company for MCT II's Common Securities, in $10,300,000 of the Company's Floating Rate Junior Subordinated Debentures. These subordinated securities bear interest equal to LIBOR plus 3.35%, provided that the applicable interest rate may not exceed 12% through December 2007. MCT II's sole asset is the Junior Subordinated Debentures that mature in December of 2032. The Company has fully and unconditionally guaranteed all of MCT II's obligations under the Preferred Securities. A portion of the Preferred Securities of MCT II may qualify for inclusion in Tier 1 Capital under current capital guidelines, and any amount not qualifying as Tier 1 Capital is included in Total Capital. Preferred Securities issued by MCT II are subject to call provisions beginning in December of 2007.

(10) Employee Benefit Plans

(a)
Profit Sharing Plan

The Company established a defined contribution plan in 1997, covering employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). Matching contributions made by the Company totaled $304,000, $238,000 and $145,000 in 2002, 2001, and 2000, respectively.

(b)
Stock Options

The Company has stock option award arrangements, which provide for the granting of options to acquire common stock to directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options issued prior to 1996 are exercisable immediately after the date of grant. Beginning in 1996, options granted have a three-year vesting schedule with the first year vested upon issuance. All options expire ten years after the date of grant.

        Information with respect to stock options is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	373,170	$7.74	270,180	$8.60	452,190	$10.57
Granted	146,200	10.65	110,150	5.63	54,250	5.73
Exercised	(3,498)	5.58	—	—	—	—
Forfeited/Cancelled	(1,334)	7.89	(7,160)	7.57	(236,260)	11.70

Outstanding at end of year	514,538	$8.58	373,170	$7.74	270,180	$8.60

        Options outstanding are summarized as follows at December 31, 2002:

Options Outstanding
Exercise Price ($)	Shares	Weighted Average Remaining Contractual Life (Years)	Options Exercisable Shares
$4.00	1,400	8.0	933
5.50	98,418	8.2	65,612
5.63	42,750	7.2	42,750
6.25	3,000	7.4	3,000
6.45	700	8.5	467
7.10	6,000	8.4	4,000
7.40	550	8.8	367
8.69	10,000	6.9	10,000
9.09	185,020	3.9	185,020
9.16	1,250	9.0	833
9.86	1,850	9.8	617
10.45	125,000	9.2	41,667
10.50	3,000	6.6	3,000
10.70	850	9.3	283
11.75	16,250	6.2	16,250
12.03	6,500	9.4	2,167
12.10	12,000	9.4	4,000

$8.58	514,538	6.8	380,966

        The option price was equal to the market price of the common stock at the date of grant for all options granted in 2002, 2001 and 2000 and, accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value-based method to recognize compensation cost for the options granted, net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31, 2002:

	2002	2001	2000
	(dollars in thousands)
Net income-as reported	$3,904	$2,304	$640
Deduct: Total stock-based employee Compensation determined under fair Value based method for all awards, Net of related income tax effects	(335)	(159)	(69)

Proforma net income	$3,569	$2,145	$571

Earnings per share:
Basic—as reported	0.73	0.58	0.20
Basic—proforma	0.66	0.54	0.18
Diluted—as reported	0.69	0.57	0.20
Diluted—proforma	0.63	0.53	0.18

        The weighted average fair values of options granted during 2002, 2001 and 2000 were $7.03, $4.33 and $3.07, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	48.22%	65.00%	25.00%
Risk-free interest rate	4.98%	5.29%	6.35%
Expected lives	10 Years	10 Years	10 Years

(c)  Warrants

        Warrants to acquire 885,302 shares of common stock at $9.09 per share were outstanding and exercisable at December 31, 2002, 2001 and 2000, respectively. These warrants have various expiration dates beginning 2004.

(d)  Stock Purchase

        The Company began a stock purchase plan for employees in 2000 whereby the employees can purchase Company stock through payroll deductions. The Company may provide a discount of up to 10% of the purchase price.

(11) Income Taxes

        Income tax expense consists of the following for the years ended December 31:

	2002	2001	2000
	(in thousands)
Current	$1,136	$998	$263
Deferred	794	392	137

Income tax expense	$1,930	$1,390	$400

        Income tax expense (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2002	2001	2000
	(in thousands)
Income tax expense at federal corporate rate	$1,984	$1,256	$354
Change in valuation allowance	103	63	49
Other	(157)	71	(3)

	$1,930	$1,390	$400

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2002	2001
	(in thousands)
Deferred tax assets:
Allowance for losses on loans	$2,589	$2,102
Amortization of intangible assets	113	56
Net operating loss carryforward	322	219
Other	223	114

Total gross deferred tax assets	3,247	2,491
Less valuation allowance	(322)	(219)

Net deferred tax assets	2,925	2,272

Deferred tax liabilities:
Depreciation	83	178
Gain on sales of loans	53	100

Total gross deferred tax liabilities	136	278

Attributable to operations	2,789	1,994
Unrealized loss on investments charged to other comprehensive income	(1,170)	503

Deferred income taxes	$1,619	$2,497

        The Company has net operating loss carryforwards for state income tax purposes of approximately $6,967,000 which are available to offset future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the deferred tax asset in the amount of $322,000 relating to this state net operating loss.

(12) Other Expenses

        Other expenses are comprised of the following for the years ended December 31:

	2002	2001	2000
	(in thousands)
Service and maintenance	$1,043	$933	$915
Office supplies	550	455	391
ATM servicing expenses	831	695	630
Printing	459	368	332
Corporate insurance	191	154	140
OREO expense	(131)	412	35
FDIC Premiums	186	391	140
Consulting fees	232	221	252
Marketing/promotion	619	459	443
Postage	393	319	317
Security	222	217	79
Other(a)	2,112	1,953	1,885

	$6,707	$6,577	$5,559

(a)
No single item included in this category exceeded one percent of total revenues.

(13) Dividends and Earnings Per Share

        As a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC), the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, after providing for due or accrued expenses, losses, interest and taxes.

        The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements mandated by regulatory authorities. The Company and the Bank comply with such capital requirements.

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

        Information relating to the calculations of earnings per common share is summarized as follows for the years ended December 31:

	2002	2001	2000
	(dollars in thousands)
Net income-basic and diluted	$3,904	$2,304	$640

Weighted-average shares outstanding	5,377,998	3,993,462	3,185,186
Dilutive securities-options and warrants	250,275	36,082	—

Adjusted weighted-average shares outstanding-dilutive	5,628,273	4,029,544	3,185,186

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2002 the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes would change the Bank's category.

        Regulatory capital amounts (dollars in thousands) and ratios for the Company and the Bank as of December 31, 2002 and 2001, were:

			Minimum Requirements For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital (to risk weighted assets):
Consolidated	$87,802	13.3%	52,854	8.0%	66,068	10.0%
The Bank	68,155	10.6%	51,569	8.0%	64,461	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	65,552	9.9%	26,427	4.0%	39,641	6.0%
The Bank	61,450	9.5%	25,784	4.0%	38,676	6.0%
Tier 1 capital (to average assets):
Consolidated	65,552	7.8%	33,540	4.0%	41,925	5.0%
The Bank	61,450	7.4%	33,289	4.0%	41,611	5.0%
As of December 31, 2001
Total capital (to risk weighted assets):
Consolidated	$71,985	12.9%	44,799	8.0%	55,998	10.0%
The Bank	60,622	11.0%	44,167	8.0%	55,210	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	60,015	10.7%	22,399	4.0%	33,599	6.0%
The Bank	55,098	10.0%	22,083	4.0%	33,126	6.0%
Tier 1 capital (to average assets):
Consolidated	60,015	8.0%	30,204	4.0%	37,755	5.0%
The Bank	55,098	7.4%	30,000	4.0%	37,501	5.0%

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

(15) Fair Value of Financial Instruments

        Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 2002 and 2001.

        The carrying value and estimated fair value of financial instruments is summarized as follows:

	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets:
Cash and interest-bearing deposits	$75,806	$75,806	$71,382	71,382
Investment securities	127,810	127,810	119,853	119,853
Loans receivable	533,965	544,121	468,665	494,588
Loans held for sale	93,098	93,480	83,276	83,554
Mortgage loan servicing rights	107	107	258	258
Restricted stock investments	3,290	3,290	4,000	4,000
Liabilities:
Deposit accounts	668,169	674,193	600,588	604,175
Borrowings	89,824	99,476	83,627	88,752
Repurchase agreements	25,000	27,241	25,000	25,832
Company-obligated manditorily redeemable preferred securities of subsidiary trust holding solely debentures of the company	31,450	31,986	21,450	21,445
Off balance sheet instruments:
Interest Rate Cap	—	—	—	—
Commitments to extend credit	—	—	—	—
Loans sold with recourse	—	—	—	—
Unused lines of credit	—	—	—	—

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

(f)    Restricted Stock Investments

        The carrying value of restricted stock investments is a reasonable estimate of fair value as these investments do not have a readily available market and can only be sold back to the issuer at its par value of $100 per share.

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

(h)  Borrowings and Repurchase Agreements

        Borrowings were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2002.

(i)    Company-obligated manditorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company

        The fair value of obligations issued by Mariner Capital Trust is based on the bid price on the NASDAQ National Market for securities issued by Mariner Capital Trust. Preferred securities issued by Mariner Capital Trust II are variable rate and carrying values are assumed to equal fair values.

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

(16) Segment Information

        The Company is in the business of providing financial services, and operates in three business segments-commercial and consumer banking, mortgage banking and consumer finance. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking, to individuals and commercial enterprises. Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank. Consumer finance is conducted through Finance Maryland, and involves originated making small direct consumer loans and the purchase of retail installment sales contracts.

        The following table presents certain information regarding these business segments:

	2002		2001		2000
	(in thousands)
Total revenue:
Commercial and consumer banking	$37,507	(1)	$31,522	(1)	$25,322	(1)
Consumer Finance	1,099	(4)	—	(4)	—	(4)
Mortgage banking	9,824		7,484		5,369
Less related party transactions	2,448	(3)	2,391	(3)	748	(3)

	7,376	(2)	5,093	(2)	4,621	(2)

Consolidated revenue	$45,982		$36,615		$29,943

Income before income taxes:
Commercial and consumer banking	$7,261	(1)	$3,279	(1)	$1,639	(1)
Consumer Finance	(890	)(4)	—	(4)	—	(4)
Mortgage banking	1,911		2,806		149
Less related party transactions	2,448	(3)	2,391	(3)	748	(3)

	(537	)(2)	415	(2)	(599	)(2)

Consolidated income before income taxes	$5,834		$3,694		$1,040

Identifiable assets:
Commercial and consumer banking	$766,643		$694,589		$652,580
Consumer Finance	10,451		—		—
Mortgage banking	93,098		83,276		24,869

Consolidated total assets	$870,192		$777,865		$677,449

(1)
Includes net interest income of $30,988, $25,874 and $21,020 for 2002, 2001 and 2000 respectively.

(2)
Includes net interest income of $1,778, $1,274 and $1,757 for 2002, 2001 and 2000 respectively.

(3)
Management's policy for the mortgage banking segment is to recognize a gain for loans sold to the Bank at market prices determined on an individual loan basis.

(4)
Includes net interest income of $881, $0 and $0 for 2002, 2001 and 2000, respectively.

(17) Comprehensive Income

        The Company's components of comprehensive income are as follows (in thousands) for the years ended December 31:

	2002	2001	2000
	(dollars in thousands)
Net income	$3,904	$2,304	$640

Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax of $1,673, $1,263, and $2,452, respectively)	3,270	2,199	3,897
Less: reclassification adjustment for gains (net of taxes of $192, $16 and $139, respectively) included in net income	305	20	220

Total other comprehensive income	2,965	2,179	3,677

Total comprehensive income	$6,869	$4,483	$4,317

(18) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

	Three months ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(dollars in thousands, except per share data)
Interest income	$13,529	$13,500	$12,931	$12,371
Interest expense	5,294	5,345	5,292	5,412
Net interest income	8,235	8,155	7,639	6,959
Provision for loan losses	900	640	335	300
Other operating income	4,641	3,759	3,053	3,044
Gain on sale of securities	59	344	94	—
Operating expenses	10,358	10,139	9,113	8,363

Income before taxes	1,677	1,479	1,338	1,340
Income tax expense	552	471	430	477

Net income	$1,125	$1,008	$908	$863

Net income per common share (Basic)	0.21	0.19	0.17	0.16
Net income per common share (Diluted)	0.19	0.18	0.16	0.16
	Three months ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(dollars in thousands, except per share data)
Interest income	$13,074	$13,380	$13,630	$13,178
Interest expense	6,064	6,544	7,098	7,682
Net interest income	7,010	6,836	6,532	5,496
Provision for loan losses	450	425	375	375
Other operating income	2,758	2,891	2,499	2,557
Gain on sale of securities	(1)	23	(51)	65
Operating expenses	7,963	8,271	7,814	7,248

Income before taxes	1,354	1,054	791	495
Income tax expense	524	393	290	183

Net income	$830	$661	$501	$312

Net income per common share (Basic)	0.17	0.18	0.14	0.09
Net income per common share (Diluted)	0.16	0.18	0.14	0.09

(19) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition as of December 31,

	2002	2001
	(in thousands)
Assets:
Cash and interest bearing deposits	$4,214	$6,002
Loans receivable	9,650	2,650
Available-for-sale securities	2,824	2,622
Investment in subsidiaries	66,422	54,399
Other assets	1,261	972

Total assets	$84,371	$66,645

Liabilities and Stockholders' Equity:
Other liabilities	$895	$587
Junior subordinated debentures	32,350	22,050
Stockholders' equity	51,126	44,008

Total liabilities and stockholders' equity	$84,371	$66,645

Statement of Income for the years ended December 31,

	2002	2001	2000
	(in thousands)
Income:
Interest income on investments and interest bearing deposits	$193	$267	$310
Interest income on loans	148	228	402
Gain (loss) on sale of securities	103	(12)	119
Other income	525	551	422

Total income	969	1,034	1,253

Expenses:
Interest expense	1,884	1,880	1,880
Professional expenses	188	231	161
Other expenses	233	243	208

Total expenses	2,305	2,354	2,249

Loss before income tax benefit	(1,336)	(1,320)	(996)
Income tax benefit	(473)	(469)	(339)

Loss before equity in undistributed net income of the subsidiaries	(863)	(851)	(657)
Equity in undistributed net income in subsidiaries	4,767	3,155	1,297

Net income	$3,904	$2,304	$640

Statement of Cash Flows for the years ended December 31,

	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(863)	$(851)	$(657)
(Gain) loss on sale of securities	(103)	12	(119)
Increase (decrease) in other liabilities	308	268	(172)
(Increase) decrease in other assets	(306)	246	3,563

Net cash (used in) provided by operating activities	(964)	(325)	2,615

Net cash flows from investing activities:
Investment in subsidiaries	(4,320)	(10,500)	(4,737)
Loans (disbursements) repayments, net	(7,000)	500	1,660
Purchase of available for sale securities	(460)	—	(76)
Sale of available for sale securities	407	495	771

Net cash used in investing activities	(11,373)	(9,505)	(2,382)

Net cash flows from financing activities:
Proceeds from stock issuance, net	249	11,676	1,732
Proceeds from issuance of long-term debt	10,300	—	—
Dividends paid	—	—	(63)

Net cash provided by financing activities	10,549	11,676	1,669

Net (decrease) increase in cash and interest bearing deposits	(1,788)	1,846	1,902
Cash and short-term investments at beginning of year	6,002	4,156	2,254

Cash and short-term investments at end of year	$4,214	$6,002	$4,156

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information relating to directors and executive officers of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from the Company's proxy statement in connection with its Annual Meeting of Stockholders to be held May 6, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 11    EXECUTIVE COMPENSATION

        Certain information relating to directors and executive officers compensation, the Compensation Committee Report on Executive Compensation, and stock performance is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 6, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 12    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information relating to security ownership of certain directors, 5% beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 6, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. With respect to equity compensation plan information, please refer to the section titled "Equity Compensation Plans" appearing in Item 5 of this Form 10-K on page 17.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 6, 2003, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year.

ITEM 14    CONTROLS AND PROCEDURES

  a.
  Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation (the "Evaluation"), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") along with the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" ("Disclosure Controls") and its "internal controls and procedures for financial reporting" ("Internal Controls").

    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

  b.
  CEO and CFO certifications. Appearing immediately following the Signatures section of this Annual Report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report which you are currently reading is the information concerning the Evaluation referred to in the certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

  c.
  Limitations on the effectiveness of controls. The Company's management including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls much be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control systems, misstatements due to error or fraud may occur and not be detected.

  d.
  Conclusions. Based upon the Evaluation, the Company's CEO along with the CFO concluded that the Company's Disclosure Controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

  e.
  Changes in Internal Controls. There were no significant changes in the Company's Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1), (2) Financial Statements

        Independent Auditors' Reports

        Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

        Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
            2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and
            2000

        (a)(3) Exhibits Required to be filed by Item 601 of Regulations 8-K.

        See Exhibit Index following Signatures

        (b) Reports on Form 8-K

          None

        (c) Exhibits required by Item 601 of Regulation 8-K

          See the Exhibit Index following the Signatures

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
Date: March 31, 2003	By:	/s/ EDWIN F. HALE SR. Edwin F. Hale Sr. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as indicated on the 31st day of March, 2003

/s/ EDWIN F. HALE SR. Edwin F. Hale Sr., Chief Executive Officer and Director	/s/ MARK A. KEIDEL Mark A. Keidel, Chief Financial Officer
/s/ JOSEPH A. CICERO Joseph A. Cicero, President and Director	/s/ GEORGE H. MANTAKOS George H. Mantakos, Executive Vice President and Director
/s/ BARRY B. BONDROFF Barry B. Bondroff, Director	/s/ BRUCE H. HOFFMAN Bruce H. Hoffman, Director
/s/ JOHN BROWN III John Brown III, Director	/s/ JAY J. MATRICCIANI Jay J. Matricciani, Director
/s/ THOMAS L. BROMWELL Thomas L. Bromwell, Director	/s/ JAMES P. O'CONOR James P. O'Conor, Director
/s/ EDITH B. BROWN Edith B. Brown, Director	/s/ JOHN J. OLIVER John J. Oliver, Director
/s/ STEPHEN A. BURCH Stephen A. Burch, Director	/s/ PATRICIA SCHMOKE Patricia Schmoke, Director
/s/ ROSE M. CERNAK Rose M. Cernak, Director	/s/ HANAN Y. SIBEL Hanan Y. Sibel, Director
/s/ HOWARD FRIEDMAN Howard Friedman, Director	/s/ LEONARD STOLER Leonard Stoler, Director
/s/ MICHAEL R. WATSON Michael R. Watson, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edwin F. Hale, Sr., certify that:

(1)
I have reviewed this annual report on Form 10-K of First Mariner Bancorp;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ EDWIN F. HALE, SR. Edwin F. Hale., Sr. Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Keidel, certify that:

(1)
I have reviewed this annual report on Form 10-K of First Mariner Bancorp;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

c.
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ MARK A. KEIDEL Mark A. Keidel Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2002)
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)
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
10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 2002.)
10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to the Company's Definitive Proxy Statement filed on 4/5/02)
21	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
99	Risk Factors filed herewith