Form 10-Q
period 2003-03-31
FIRST MARINER BANCORP
filed 2003-05-15
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2003.

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

Yes ☐    No ☒

The number of shares of common stock outstanding as of April 24, 2003 is 5,401,186 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2003	December 31, 2002
ASSETS	(unaudited)
(Dollars in thousands, except per share data)
Cash and due from banks	$39,655	$35,674
Federal funds sold and Interest-bearing deposits	92,234	40,132
Available-for-sale securities, at fair value	106,452	127,810
Loans held for sale	90,184	93,098
Loans receivable	542,938	533,965
Allowance for loan losses	(7,498)	(7,188)
Loans, net	535,440	526,777
Other real estate owned	2,131	2,247
Restricted stock investments	3,540	3,290
Property and equipment, net	18,037	17,571
Accrued interest receivable	4,607	4,540
Deferred income taxes	1,727	1,619
Prepaid expenses and other assets	17,458	17,434
Total assets	$911,465	$870,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$706,264	$668,169
Borrowings	91,772	89,824
Repurchase agreements	25,000	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	31,450	31,450
Accrued expenses and other liabilities	4,779	4,623
Total liabilities	859,265	819,066

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,401,186 and 5,394,586 shares issued and outstanding, respectively	270	270
Additional paid-in capital	48,009	47,939
Retained earnings	2,110	955
Accumulated other comprehensive income	1,811	1,962
Total stockholders’ equity	52,200	51,126

Total liabilities and stockholders’ equity	$911,465	$870,192

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands except per share)
Interest income:
Loans	$11,321	$10,080
Investments and interest-bearing deposits	1,856	2,291
Total interest income	13,177	12,371

Interest expense:
Deposits	3,193	3,681
Borrowed funds and repurchase agreements	1,844	1,731
Total interest expense	5,037	5,412
Net interest income	8,140	6,959

Provision for loan losses	550	300

Net interest income after provision for loan losses	7,590	6,659

Noninterest income:
Gain on sale of mortgage loans	1,295	931
Other mortgage banking revenue	431	247
ATM Fees	584	415
Service fees on deposits	1,535	903
Gain on sales of investment securities	46	—
Income from bank owned life insurance	195	134
Other	635	414

Total noninterest income	4,721	3,044
Noninterest expenses:
Salaries and employee benefits	5,422	4,435
Net occupancy	1,322	957
Furniture, fixtures and equipment	688	599
Professional services	313	220
Advertising	296	250
Data processing	475	393
Other	2,108	1,509

Total noninterest expenses	10,624	8,363
Income before taxes	1,687	1,340
Provision for income taxes	532	477
Net income	$1,155	$863
Net income per common share:
Basic	$0.21	$0.16
Diluted	0.20	0.16

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,155	$863
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	757	685
Amortization of unearned loan fees and costs, net	(395)	(515)
Amortization of premiums and discounts on loans	(66)	1
Amortization of premiums and discounts on mortgage-backed securities, net	165	313
Gain on available for sale securities	(46)	—
Gain on other real estate owned	(41)	—
Valuation allowance of other real estate owned	3	—
Deferred income taxes	—	(2,332)
Decrease in accrued interest receivable	75	(78)
Provision for loan losses	550	300
Net decrease in mortgage loans held-for-sale	2,914	45,817
Net increase (decrease) in accrued expenses and other liabilities	14	(51)
Net increase in prepaids and other assets	(24)	(191)
Net cash provided by operating activities	5,061	44,812
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(8,752)	1,758
Purchases of property and equipment	(1,223)	(616)
Purchases of Federal Home Loan Bank of Atlanta stock	(250)	—
Purchases of available for sale securities	(2,513)	(29,356)
Sales of available for sale securities	1,012	—
Maturity of available for sale securities	6,437	—
Principal repayments of available for sale securities	16,044	10,113
Construction disbursements-other real estate owned	9	45
Proceeds from sales of other real estate owned	145	—
Net cash provided by (used in) investing activities	10,909	(18,056)
Cash flows from financing activities:
Net increase in deposits	38,095	6,311
Net increase in other borrowings	1,948	6,322
Proceeds from advances from Federal Home Loan Bank of Atlanta	17,000	—
Repayment of advances from Federal Home Loan Bank of Atlanta	(17,000)	—
Proceeds from stock issuance, net	70	59
Net cash provided by financing activities	40,113	12,692
Increase in cash and cash equivalents	56,083	39,448
Cash and cash equivalents at beginning of period	75,806	71,382
Cash and cash equivalents at end of period	$131,889	$110,830
Supplemental information:
Interest paid on deposits and borrowed funds	$5,212	$6,889
Income taxes paid	510	434

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.   These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2003	2002
	(Unaudited)
	(dollars in thousands)
Net income	$1,155	$863
Other comprehensive income items:
Unrealized holding (losses) gains arising during the period (net of tax of $109 and $285, respectively)	(180)	110
Less: reclassification adjustment for gains (net of taxes of $18 and $0, respectively) included in net income	(29)	—
Total other comprehensive income	(151)	110
Total comprehensive income	$1,004	$973

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002

Net income-basic and diluted	$1,155	$863
Weighted-average shares outstanding	5,394,992	5,367,809
Dilutive securities-options and warrants	349,061	189,195
Adjusted weighted-average shares outstanding-dilutive	5,744,053	5,557,004

NOTE 4 - FAIR VALUE ACCOUNTING FOR STOCK PLANS.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards No. 148.  “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosure in annual and interim financial statements of the effects of stock-based compensation as reflected below.

The Company continues to account for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation expense related to the Company’s stock option and stock purchase plans is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For three months ended March 31,
(dollars in thousands except per share data)	2003	2002

Net earnings, as reported	$1,155	$863
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(465)	(289)

Pro forma net earnings	$690	$574

Earnings per share:
Basic - as reported	$0.21	$0.16
Basic - pro forma	$0.13	$0.11
Diluted - as reported	$0.20	$0.16
Diluted - pro forma	$0.12	$0.10

NOTE 5 – SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in three business segments—commercial and consumer banking, consumer finance and mortgage banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.

For the quarter ended March 31,	2003		2002
(dollars in thousands)
Total revenue:
Commercial and consumer banking	$10,594	(1)	$7,443	(1)
Consumer Finance	$872		—
Mortgage banking	2,719		2,579
Less related party transactions	452	(3)	19	(3)
	2,267	(2)	2,560	(2)
Consolidated revenue	$12,861		$10,003

Income before income taxes
Commercial and consumer banking	$1,712	(1)	$1,020	(1)
Consumer Finance	(148)		—
Mortgage banking	427		339
Less related party transactions	452	(3)	19	(3)
	(25	)(2)	320	(2)
Consolidated income before income taxes	$1,687		$1,340

Identifiable assets
Commercial and consumer banking	$808,771		$754,020
Consumer Finance	12,510		—
Mortgage banking	90,184		37,459

Consolidated total assets	$911,465		$791,479

(1)          Includes net interest income of $8,140 and $6,898 for March 31, 2003 and 2002 respectively.

(2)          Includes net interest income of $615 and $513 for March 31, 2003 and 2002 respectively.

(3)          Management’s policy for the mortgage banking segment is to recognize a gain for loans sold to the Bank at market prices determined on an individual loan basis.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Portions of this 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about the Company’s confidence, policies, and strategies, provisions and allowance for credit losses, adequacy of capital levels, and liquidity.  Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation.  For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2002.  The Company assumes no obligation to update forward-looking statements at any time.

The Company

The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned Subsidiary,  First Mariner Bank (the “Bank”), whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 22 full service branches and 205 Automated Teller Machines.

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of financial products.

In July 2002, First Mariner Bancorp formed Finance Maryland, LLC, a consumer finance company headquartered at 3301 Boston Street Baltimore, Maryland.  Finance Maryland which engages in traditional consumer finance activities, sourcing small consumer loans through direct cash lending at branch locations, loan solicitations via direct mail, and the purchasing of installment loan contracts from various retailers.   At March 31, 2003, Finance Maryland had loans outstanding of $12.4 million and 8 branch locations.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $911,465,000 at March 31, 2003, compared to $870,192,000 at December 31, 2002, increasing $41,273,000 or 4.7% for the first three months of 2003.  Earning assets increased $37,053,000 or 4.6% to $835,348,000 from $798,295,000.  Short-term overnight investments increased $52,102,000 which was driven by deposit growth of $38,095,000 and decreases in investment securities of $21,358,000. Loans outstanding have increased $8,973,000 or 1.7% and loans held for sale decreased by $2,914,000 or 3.1%.  Customer repurchase agreements increased $1,948,000 or 2.2%. Stockholders’ equity increased by $1,074,000 or 2.1%, driven by retention of  earnings.

Investment securities decreased by $21,358,000, primarily due to principal payments received on mortgage-backed securities during the first quarter of 2003.  Historically low market interest rates continue to encourage refinancing activity which has accelerated principal repayment on these types of securities.  The investment portfolio composition is as follows:

	March 31, 2003	December 31, 2002

Investment securities—available for sale:
Mortgage-backed securities	$55,133	$73,842
Trust preferred securities	26,440	26,399
US Government agency bonds	10,114	12,159
US Treasury securities	1,113	1,015
Equity securities	3,052	2,824
Foreign Government Bonds	850	850
Other investment securities	9,750	10,721
Total investment securities—available-for-sale	$106,452	$127,810

Total loans increased $8,973,000 during the first quarter of 2003.  Significant growth was realized in the Company’s commercial loan portfolio which increased $12,818,000 and consumer loan portfolio which grew by $2,671,000 or 11.3%  The total loan portfolio was comprised of the following:

	March 31, 2003	December 31, 2002
	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$42,763	$46,249
Commercial	206,969	203,986
Consumer residential construction	122,847	135,339
Construction, net of undisbursed principal	37,079	32,050
	409,658	417,624
Commercial	69,757	56,812
Loans secured by second mortgages on real estate	37,216	35,824
Consumer loans	26,334	23,688
Loan secured by deposits and other	1,066	1,147
Total loans	544,031	535,095
Unamortized loan premiums	(208)	(175)
Unearned loan fees, net	(885)	(955)
	$542,938	$533,965

Credit Risk Management

The first three months provision for loan losses in 2003 was $550,000 compared to $300,000 for the same period ended March 31, 2002.  The allowance for loan losses totaled $7,498,000 at March 31, 2003 compared to $7,188,000 at December 31, 2002.  This represented an increase of 4.3%.  As of March 31, 2003 the allowance for loan losses is 1.38% of outstanding loans as compared to 1.35% at December 31, 2002.  During the first three months of 2003 net chargeoffs increased as compared to average loans outstanding were (0.18)% as compared to (0.01)% during the same period of 2002 reflecting higher chargeoffs of consumer loans.

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

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
Allowance for Loan Losses	2003	2002
(Dollars in thousands)
Allowance for loan losses, beginning of year	$7,188	$5,524

Loans charged off:
Commercial	—	—
Real estate	(1)	—
Consumer	(253)	(20)
Total loans charged off	(254)	(20)

Recoveries
Commercial	—	—
Real estate	1	—
Consumer	13	6
Total recoveries	14	6

Net chargeoffs	(240)	(14)

Provision for loan losses	550	300

Allowance for loan losses, end of year	$7,498	$5,810

Loans (net of premiums and discounts)
Period-end balance	542,938	467,407
Average balance during period	533,823	470,472
Allowance as percentage of period-end loan balance	1.38%	1.24%

Percent of average loans:
Provision for loan losses (annualized)	0.41%	0.26%
Net chargeoffs (annualized)	0.18%	0.01%

Non-performing assets, expressed as a percentage of total assets, increased to 0.56% at March 31, 2003, up from 0.41% at December 31, 2002, and 0.42% at March 31, 2002, due to an increase in loans placed on nonaccruing status during the quarter.   Loans past due 90 days or more and still accruing totaled $7,841,000 compared to $9,346,000 at December 31, 2002 and $3,032,000 as of March 31, 2002.   Residential Construction-Consumer loans totaled $5,390,000 of the total 90 day delinquency as of March 31, 2003, while residential first and second mortgages totaled $1,430,000.  While there has been a significant increase in loans past due 90 days or more, the increases are in well secured residential real estate loans.  Management continues to pursue aggressive collection efforts and does not anticipate any losses on these loans.

Nonperforming Assets	March 31, 2003	December 31, 2002	March 31, 2002
(Dollars in thousands)
Nonaccruing loans	$2,960	$1,278	$671
Real estate acquired by foreclosure	2,131	2,247	2,638

Total non-performing assets	$5,091	$3,525	$3,309

Loans past-due 90 days or more and accruing	$7,841	$9,346	$3,032

At March 31, 2003, the allowance for loan losses represented 147.3% of nonperforming assets compared to 203.9% at December 31, 2002.  Management believes the allowance for loan losses at March 31, 2003 is adequate.

Deposits

Deposits totaled $706,264,000 as of March 31, 2003, increasing $38,095,000 or 5.7% from the December 31, 2002 balance of $668,169,000.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2003. Continued successful marketing campaigns have maintained a strong mix of non-interest checking accounts, NOW and money market accounts.

	March 31, 2003		December 31, 2002
	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$234,076	33.1%	$216,889	32.5%
Regular savings deposits	52,271	7.4%	47,853	7.2%
Time deposits	297,383	42.2%	285,778	42.7%
Total interest-bearing deposits	583,730	82.7%	550,520	82.4%
Noninterest-bearing demand deposits	122,534	17.3%	117,649	17.6%
Total deposits	$706,264	100.0%	$668,169	100.0%

Results of Operations

Net Income.  For the three months ended March 31, 2003, net income totaled $1,155,000 compared to $863,000 for the three month period ended March 31, 2002.  Basic earnings per share for the first  three months of 2003 totaled $.21 compared to $.16 per share for the same period of 2002.  Diluted earnings per share totaled $.20 for the first quarter of 2003 compared to the first quarter  of 2002 of $.16.  Increased net income for the first three months of 2003 was attributable to increases in revenue (net interest income and non interest income) of $2,858,000, partially offset by an increase in noninterest expense of $2,261,000.

Net Interest Income.  Net interest income for the first three months of 2003 totaled $8,140,000, an increase of 17.0% over $6,959,000 for the three months ended March 31, 2002. The net interest margin for the three month period was 4.12% compared to 3.95% for the comparable period of 2002, while average earning assets increased by $78,374,000 or 11.1%.

Total interest income increased by $806,000 due to growth in average loans.  Average loans outstanding increased by $63,351,000 while average investment securities decreased by $3,113,000 and average loans held for sale increased $32,444,000. Yields on earning assets for the period decreased to 6.71% from 7.04%. Interest expense decreased by $375,000.  Average interest bearing liabilities increased by $60,402,000. Average interest bearing deposits increased by $45,868,000 and average borrowings increased by $14,534,000.  Yields on interest bearing liabilities decreased to 2.99% from 3.52% for the same period in 2002 as a result of the decline in general interest rates.

	For the period ended March 31,
	2003		2002
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$61,466	6.42%	$51,526	6.48%
Comm/Res Construction	35,472	6.84%	37,610	7.31%
Commercial Mortgages	202,544	7.41%	160,847	8.27%
Residential Constr - Cons	126,114	7.84%	121,714	9.01%
Residential Mortgages	44,929	7.72%	51,463	8.22%
Consumer	63,298	9.73%	47,312	6.11%
Total Loans	533,823	7.66%	470,472	7.97%

Loans held for sale	85,938	5.17%	53,494	6.09%
Available for sale securities, at fair value	120,383	5.72%	123,496	6.59%
Interest bearing deposits	43,602	1.00%	57,438	1.41%
Restricted stock investments, at cost	3,528	4.38%	4,000	5.75%

Total earning assets	787,274	6.71%	708,900	7.04%

Allowance for loan losses	(7,281)		(5,631)
Cash and other non earning assets	64,675		52,053

Total Assets	$844,669		$755,322

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	57,568	0.55%	35,959	0.79%
Savings deposits	49,426	0.75%	39,477	1.00%
Money market deposits	145,336	1.02%	175,162	1.49%
Time deposits	290,712	3.71%	246,576	4.72%
Total interest bearing deposits	543,042	2.38%	497,174	3.00%

Borrowings	140,767	5.31%	126,233	5.56%

Total interest bearing liabilities	683,809	2.99%	623,407	3.52%

Noninterest bearing demand deposits	105,216		83,729
Other liabilities	3,722		3,717
Stockholders Equity	51,922		44,469

Total Liabilities and Stockholders’ Equity	$844,669		$755,322

Net Interest Spread		3.72%		3.52%

Net Interest Margin		4.12%		3.95%

Noninterest Income —Noninterest income increased $1,677,000 or 55.1% for the three months ended March 31, 2003 to $4,721,000 from $3,044,000 for the same period of 2002, reflecting higher levels of revenue in most major categories. Deposit service charges rose 70.0% as compared to the three months ending March 31, 2002 due to the increased number of deposit accounts and increase in overdraft volume.  ATM fees increased by $169,000 or 40.7% as a result of increased volume of ATM and debit card transactions.  Over the past twelve months, the Bank has entered into partnerships with third parties to provide ATM’s to additional remote locations.  As of March 31, 2003, the Bank has 23 ATM locations that it owns and operates and 182 ATM’s through the third party agreements.  Mortgage banking income and gain on sale of mortgage loans increased by $548,000 due to increased volume of mortgage loans originated and sold into the secondary market.  The volume of mortgage loans produced during the first three months of 2003 was $258,482,000 compared to $195,310,000 in 2002.   Other sources of noninterest income increased by $221,000 or 53.4%, fee revenue received from sales of insurance products increased $203,000.

	For three months ended March 31,
(Dollars in thousands)	2003	2002
	Amount	Amount
Gain on sale of mortgage loans	$1,295	$931
Service fees on deposits	1,535	903
ATM fees	584	415
Gain on sales of investment securities, net	46	—
Other mortgage banking revenue	431	247
Income from bank owned life insurance	195	134
Other operating income	635	414
Total noninterest income	$4,721	$3,044

Noninterest expenses - For the three months ended March 31, 2003 noninterest expenses increased $2,261,000 or 27.0% to $10,624,000 compared to $8,363,000 for the same period of 2002.  The increase in expenses includes costs associated with the newly formed finance company which added $768,000 to the growth in noninterest expenses. Increased salary and employee benefits expenses of $987,000 relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, higher commissions paid on mortgage loan originations, sales of investment products, and staffing hired for the newly formed consumer finance company.  Occupancy expenses increased $365,000 due to new offices of Finance Maryland, increased space occupied by administrative areas and higher utility costs.

	For three months ended March 31,
Noninterest expense	2003	2002
(Dollars in thousands)	Amount	Amount
Salaries and employee benefits	$5,422	$4,435
Net occupancy	1,322	957
Furniture, fixtures and equipment	688	599
Professional services	313	220
Advertising	296	250
Data processing	475	393
Service and maintenance	291	230
Office supplies	136	145
ATM servicing expenses	213	202
Printing	107	77
Corporate insurance	47	46
OREO expense	(34)	64
FDIC Premiums	27	65
Consulting fees	48	40
Marketing/promotion	255	122
Courier/postage	235	121
Security	75	28
Other	708	369
Total noninterest expense	$10,624	$8,363

Income Taxes- The Company recorded income tax expense of $532,000 on income before taxes of $1,687,000, resulting in an effective tax rate of 31.5% for the three month period ended March 31, 2003 in comparison to income tax expense of $477,000 on income before taxes of $1,340,000, resulting in an effective tax rate of 35.6% for the three month period ended March 31, 2002.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, as well as income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

Liquidity and Capital Resources

Stockholders’ equity increased $1,074,000 in the first three months of 2003 to $52,200,000 from $51,126,000 as of December 31, 2002.   Contributing to the increased capital levels is the retention of net income of $1,155,000 for the first three months of 2003 and $70,000 of proceeds from the sale of stock under the company stock purchase plan and exercise of options.  Other comprehensive income decreased by $151,000 due to the decline in market values of securities classified as available for sale.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At March 31,
	2003	2002
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.9%	8.4%
The Bank	7.6%	7.8%
Tier 1 capital to risk weighted assets
Consolidated	10.0%	11.0%
The Bank	9.6%	10.2%
Total capital to risk weighted assets
Consolidated	13.3%	13.1%
The Bank	10.6%	11.2%

The Bank’s principal sources of liquidity are cash and cash equivalents, (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $131,889,000 at March 31, 2003 compared to $75,806,000 as of December 31, 2002.  The Company’s loan to deposit ratio stood at 76.9% as of March 31, 2003 and 78.8% at December 31, 2002.

FORWARD-LOOKING STATEMENTS

This Quarterly Report filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statement that are not historical in nature, including the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-Q, general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  For a more complete discussion of these risk factors, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2002.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2003, the Company had a one year cumulative positive gap of approximately $223 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2003, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase of 200 basis points over a one year period, the Company’s net interest income would increase by 0% if rates were to increase and decrease by 3% if rates were to decline.

Item 4.  Controls and Procedures

(a)               Evaluation of disclosure controls and procedures.  Within the 90 days prior to the date of this report, the Company carried out an evaluation (the ‘Evaluation”), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (“Disclosure Controls”) and its “internal controls and procedures for financial reporting” (“Internal Controls”).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

(b)              CEO and CFO certifications.  Appearing immediately following the Signatures section of this Quarterly Report there are  “Certifications” of the CEO and the CFO.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.  This section of the Quarterly Report which you are currently reading is the information concerning the Evaluation referred to in the and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

(c)               Limitations on the effectiveness of controls.  The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d)              Conclusions.  Based upon the Evaluation, the Company’s CEO along with the CFO concluded that the Company’s Disclosure Controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

(e)               Changes in Internal Controls.  There were no significant changes in the Company’s Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item 1 -	Legal proceedings - None
Item 2 -	Changes in securities and use of proceeds - None
Item 3 -	Defaults upon senior securities - None
Item 4 -	Submission of matters to a vote of security holders

At the Company’s Annual Meeting of Stockholders held May 6, 2003, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2006 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against	Abstain	Broker Nonvotes
Joseph A. Cicero	4,918,584	50,298	43,837	381,867
Howard Friedman	4,918,500	50,382	43,837	381,867
Jay J. J. Matricciani	4,919,270	49,612	43,837	381,867
John J. Oliver, Jr.	4,919,270	49,612	43,837	381,867
Hanan Y. Sibel	4,918,500	50,382	43,837	381,867
Leonard Stoler	4,918,500	50,382	43,837	381,867

The following directors were elected to serve a two-year term expiring upon the date of the Company’s 2005 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against	Abstain	Broker Nonvotes
John Brown III	4,918,270	49,612	43,837	381,867
Stephen A. Burch	4,918,500	50,382	43,837	381,867

The following director was elected to serve a one-year term expiring upon the date of the Company’s 2004 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against	Abstain	Broker Nonvotes
Thomas L. Bromwell	4,704,150	264,732	43,837	381,867

Also, at the Company’s Annual Meeting of Stockholders held May 6, 2003, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
293,218	3,065,308	43,837	1,992,223

Item 5 -	Other information - None
Item 6 -	Exhibits and reports on Form 8-K
	(a)	Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures
	(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	5/15/03	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	5/15/03	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edwin F. Hale, Sr., certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of First Mariner Bancorp;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2003	By:	/s/ EDWIN F. HALE., Sr.
Edwin F. Hale., Sr.
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Keidel, certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of First Mariner Bancorp;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2003	By:	/s/ MARK A. KEIDEL
Mark A. Keidel
Chief Financial Officer

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, as amended, file no. 333-16011 (the “1996 Registration Statement”))

3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended September 30, 2002)

10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)

10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)

10.4

Lease Agreement dated November 1, 1997 between Edwin F. Hale, Sr. and First Mariner Bank (Incorporated by reference to Exhibit 10.4 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

10.5	1998 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333- 53789-01)

10.6	Employee Stock Purchase Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

10.7

Lease Agreement dated as of June 1, 1998 between Building #2, L.L.C. and First Mariner Bank (Incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2002.)

10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to the Company’s Definitive Proxy Statement filed on 4/5/02)

10.10	Lease Agreement dated as of March 1, 2003 between Building No. 2 LLC and First Mariner Bank filed herewith.

10.11	Lease Agreement dated March 1, 2003 between Canton Crossing LLC and First Mariner Bank filed herewith.

10.12	Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Edwin F. Hale, Sr. filed herewith.

10.13	Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Joseph A. Cicero filed herewith.

10.14	Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and George H. Mantakos filed herewith.

10.15	Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel filed herewith.

10.16	Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan filed herewith.

10.17	Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Brett J. Carter filed herewith.

21	Subsidiaries of Registrant filed herewith

99	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2002.)