Form 10-Q
period 2003-06-30
FIRST MARINER BANCORP
filed 2003-08-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2003.

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

Yes ☐    No ☒

The number of shares of common stock outstanding as of August 6, 2003 is 5,408,824 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$57,549	$35,674
Federal funds sold and Interest-bearing deposits	97,745	40,132
Available-for-sale securities, at fair value	125,393	127,810
Loans held for sale	132,158	93,098
Loans receivable	547,141	533,965
Allowance for loan losses	(8,206)	(7,188)
Loans, net	538,935	526,777
Other real estate owned	1,902	2,247
Restricted stock investments	3,040	3,290
Property and equipment, net	18,063	17,571
Accrued interest receivable	4,542	4,540
Deferred income taxes	1,553	1,619
Prepaid expenses and other assets	22,471	17,434
Total assets	$1,003,351	$870,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$769,195	$668,169
Borrowings	103,981	89,824
Repurchase agreements	25,000	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	45,950	31,450
Accrued expenses and other liabilities	5,281	4,623
Total liabilities	949,407	819,066

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,408,824 and 5,394,586 shares issued and outstanding, respectively	270	270
Additional paid-in capital	48,088	47,939
Retained earnings	3,437	955
Accumulated other comprehensive income	2,149	1,962
Total stockholders’ equity	53,944	51,126

Total liabilities and stockholders’ equity	$1,003,351	$870,192

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands except per share)		(dollars in thousands except per share)
Interest income:
Loans	$12,053	$10,165	$23,374	$20,246
Investments and interest-bearing deposits	1,715	2,766	3,571	5,057
Total interest income	13,768	12,931	26,945	25,303

Interest expense:
Deposits	3,447	3,557	6,640	7,238
Borrowed funds and repurchase agreements	1,877	1,735	3,721	3,466
Total interest expense	5,324	5,292	10,361	10,704
Net interest income	8,444	7,639	16,584	14,599

Provision for loan losses	902	335	1,452	635

Net interest income after provision for loan losses	7,542	7,304	15,132	13,964

Noninterest income:
Gain on sale of mortgage loans	1,339	402	2,634	1,333
Other mortgage banking revenue	510	560	941	807
ATM Fees	669	530	1,253	945
Service fees on deposits	1,668	952	3,203	1,855
Gain on sales of investment securities	143	94	189	94
Income from bank owned life insurance	175	133	370	267
Other	720	476	1,355	889

Total noninterest income	5,224	3,147	9,945	6,190
Noninterest expenses:
Salaries and employee benefits	5,431	4,702	10,853	9,137
Net occupancy	1,463	1,125	2,785	2,082
Furniture, fixtures and equipment	708	532	1,396	1,131
Professional services	226	499	539	719
Advertising	289	300	585	550
Data processing	511	427	986	820
Other	2,185	1,528	4,293	3,037

Total noninterest expenses	10,813	9,113	21,437	17,476
Income before taxes	1,953	1,338	3,640	2,678
Provision for income taxes	625	430	1,157	907
Net income	$1,328	$908	$2,483	$1,771
Net income per common share:
Basic	$0.25	$0.17	$0.46	$0.33
Diluted	0.23	0.16	0.43	0.31

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$2,483	$1,771
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,530	1,301
Amortization of unearned loan fees and costs, net	(793)	(1,031)
Amortization of premiums and discounts on loans	(178)	2
Amortization of premiums and discounts on mortgage-backed securities, net	277	294
Gain on available for sale securities	(189)	(94)
(Gain) loss on other real estate owned	(161)	5
Valuation allowance of other real estate owned	45	50
Increase in accrued interest receivable	(2)	(496)
Provision for loan losses	1,452	635
Net (increase) decrease in mortgage loans held-for-sale	(39,060)	40,870
Net increase (decrease) in accrued expenses and other liabilities	658	(538)
Net (increase) decrease in prepaids and other assets	(5,037)	867
Net cash (used in) provided by operating activities	(38,975)	43,636
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(12,639)	(30,406)
Purchases of property and equipment	(2,022)	(2,809)
Proceeds from redemption of Federal Home Loan Bank of Atlanta stock	250	—
Purchases of available for sale securities	(62,297)	(71,284)
Sales of available for sale securities	1,194	3,492
Maturity of available for sale securities	31,437	500
Principal repayments of available for sale securities	32,247	15,948
Construction disbursements-other real estate owned	(62)	(134)
Proceeds from sales of other real estate owned	523	408
Net cash used in investing activities	(11,369)	(84,285)
Cash flows from financing activities:
Net increase in deposits	101,026	24,361
Net increase in other borrowings	14,157	1,206
Proceeds from issuance of preferred securities	14,500	—
Proceeds from advances from Federal Home Loan Bank of Atlanta	17,000	—
Repayment of advances from Federal Home Loan Bank of Atlanta	(17,000)	—
Proceeds from stock issuance, net	149	119
Net cash provided by financing activities	129,832	25,686
Increase (decrease) in cash and cash equivalents	79,488	(14,963)
Cash and cash equivalents at beginning of period	75,806	71,382
Cash and cash equivalents at end of period	$155,294	$56,419
Supplemental information:
Interest paid on deposits and borrowed funds	$10,325	$10,842
Income taxes paid	1,659	1,384

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE).  The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003.   We are currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003, and any accounting impact will be reported in our third quarter 2003 financial statements.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July 1, 2003.  This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities.  Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables.  We have determined that the implementation of EITF Issue No. 00-21 will not have a material effect on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after June 20, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  We have determined that the implementation of this standard will not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments.  This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity.  We have determined that the implementation of this standard will not have a material effect on our financial statements.

NOTE 3 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Six months ended June 30,
	2003	2002
	(Unaudited) (dollars in thousands)
Net income	$2,483	$1,771
Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax of $117 and $1,171, respectively)	303	1,911
Less: reclassification adjustment for gains (net of taxes of $73 and $36, respectively) included in net income	116	58
Total other comprehensive income	187	1,853
Total comprehensive income	$2,670	$3,624

NOTE 4 – PER SHARE DATA

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income-basic and diluted	$1,328	$908	$2,483	$1,771
Weighted-average shares outstanding-basic	5,401,633	5,374,066	5,398,331	5,370,955
Dilutive securities-options and warrants	464,782	318,464	426,203	258,436
Adjusted weighted-average shares outstanding-dilutive	5,866,415	5,692,530	5,824,534	5,629,391

NOTE 5 - FAIR VALUE ACCOUNTING FOR STOCK PLANS.

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

	For three months ended June 30,
(dollars in thousands except per share data)	2003	2002

Net earnings, as reported	$1,328	$908
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(10)	(31)

Pro forma net earnings	$1,318	$877

Earnings per share:
Basic - as reported	$0.25	$0.17
Basic - pro forma	$0.24	$0.16
Diluted - as reported	$0.23	$0.15
Diluted - pro forma	$0.22	$0.15

	For six months ended June 30,
(dollars in thousands except per share data)	2003	2002

Net earnings, as reported	$2,483	$1,771
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(475)	(320)

Pro forma net earnings	$2,008	$1,451

Earnings per share:
Basic - as reported	$0.46	$0.33
Basic - pro forma	$0.37	$0.27
Diluted - as reported	$0.43	$0.31
Diluted - pro forma	$0.34	$0.26

NOTE 6 – SEGMENT INFORMATION

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

For the six month period ended June 30, 2003

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total

Interest income	$22,596	$1,895	$2,454	$26,945
Interest expense	8,777	273	1,311	10,361
Net interest income	13,819	1,622	1,143	16,584
Provisions for loan losses	900	552	—	1,452
Net interest income after provision for loan losses	12,919	1,070	1,143	15,132
Other operating income	5,796	534	3,615	9,945
Other operating expense	16,434	1,653	3,350	21,437
Net intersegment income	54	—	(54)	—
Income before taxes	$2,335	$(49)	$1,354	$3,640
Total assets	$853,815	$17,378	$132,158	$1,003,351

For the six month period ended June 30, 2002

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total

Interest income	$24,077	$—	$1,226	$25,303
Interest expense	10,234	—	470	10,704
Net interest income	13,843	—	756	14,599
Provisions for loan losses	635	—	—	635
Net interest income after provision for loan losses	13,208	—	756	13,964
Other operating income	4,010	—	2,180	6,190
Other operating expense	14,354	—	3,122	17,476
Net intersegment income	(335)	—	335	—
Income before taxes	$2,529	$—	$149	$2,678
Total assets	$764,231	$—	$42,406	$806,637

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Companies

The Company is a financial holding company formed in Maryland in 1994 under the name MarylandsBank Corp. that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned subsidiaries, First Mariner Bank (the “Bank”), and Finance Maryland, LLC (“Finance Maryland”).

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of financial products. The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 22 full service branches and 207 Automated Teller Machines.

In July 2002, First Mariner Bancorp formed Finance Maryland, LLC, a consumer finance company headquartered at 3301 Boston Street Baltimore, Maryland.  Finance Maryland engages in traditional consumer finance activities, sourcing small consumer loans through direct cash lending at branch locations, loan solicitations via direct mail, and the purchasing of installment loan contracts from various retailers.   At June 30, 2003, Finance Maryland had loans outstanding of $16.1 million and 8 branch locations.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $1.003 billion at June 30, 2003, compared to $870.192 million at December 31, 2002, increasing $133.159 million or 15.3% for the first six months of 2003.  Earning assets increased $107.182 million or 13.4% to $905.477 million from $798.295 million.  Short-term overnight investments increased $57.613 million, which was driven by deposit growth of $101.026 million and decreases in investment securities of $2.417 million. Loans outstanding have increased $13.176 million or 2.5% and loans held for sale increased by $39.060 million or 42.0% to $132.158 million.  Borrowings increased $14.157 million or 47.5% due to increased level of short-term customer repurchase agreements. Stockholders’ equity increased by $2.818 million or 5.5%, driven by retention of earnings.

Investment securities decreased by $2.417 million, primarily due to principal payments received on mortgage-backed securities during the first six months of 2003.  Historically low market interest rates continue to encourage refinancing activity which has accelerated principal repayment on these types of securities.  The investment portfolio composition is as follows:

	June 30, 2003	December 31, 2002

Investment securities—available for sale:
Mortgage-backed securities	$55,871	$73,842
Trust preferred securities	26,998	26,399
US Government agency bonds	27,142	12,159
US Treasury securities	1,010	1,015
Equity securities	3,007	2,824
Foreign Government Bonds	1,350	850
Other investment securities	10,015	10,721
Total investment securities—available-for-sale	$125,393	$127,810

Total loans increased $13.176 million during the first six months of 2003.  Significant growth was realized in the Company’s commercial loan portfolio which increased $9.605 million or 16.9% and consumer loan portfolio which grew by $11.092 million or 18.2%  The total loan portfolio was comprised of the following:

	June 30, 2003	December 31, 2002
	(in thousands)

Loans:
Commercial Loans and Lines of Credit	$66,365	$56,760
Commercial/Residential Construction	34,480	31,878
Commercial Mortgages	215,926	202,994
Residential Construction-Consumer	119,120	135,189
Residential Mortgages	39,079	46,065
Consumer	72,171	61,079
Total Loans	$547,141	$533,965

Credit Risk Management

The first six months provision for loan losses in 2003 was $1.452 million compared to $635,000 for the same period ended June 30, 2002. This increase reflected higher levels of net charge-offs and an increase in the allowance for loan losses as a percentage of total loans.  The allowance for loan losses increased 14.2%, and totaled $8.206 million at June 30, 2003 compared to $7.188 million at December 31, 2002.  As of June 30, 2003 the allowance for loan losses is 1.50% of outstanding loans as compared to 1.35% at December 31, 2002.  During the first six months of 2003, net chargeoffs increased to $434,000 compared to $99,000 during the same period of 2002, reflecting higher chargeoffs of consumer loans and customer overdrafts.

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

Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses	Six Months Ended June 30,
(Dollars in thousands)	2003	2002
Allowance for loan losses, beginning of year	$7,188	$5,524

Loans charged off:
Commercial	—	—
Commercial/Residential Construction	—	(65)
Commercial Mortgages	—	—
Residential Construction-Consumer	(29)	—
Residential Mortgages	(1)	—
Consumer	(431)	(51)
Total loans charged off	(461)	(116)

Recoveries
Commercial	—	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	1	—
Consumer	26	17
Total recoveries	27	17

Net chargeoffs	(434)	(99)

Provision for loan losses	1,452	635

Allowance for loan losses, end of year	$8,206	$6,060

Loans (net of premiums and discounts)
Period-end balance	547,141	500,002
Average balance during period	539,352	473,087
Allowance as percentage of period-end loan balance	1.50%	1.21%

Percent of average loans:
Provision for loan losses (annualized)	0.54%	0.27%
Net chargeoffs (annualized)	0.16%	0.04%

Non-performing assets (the total of nonaccruing loans and other real estate owned), expressed as a percentage of total assets, increased to 0.45% at June 30, 2003, up from 0.41% at December 31, 2002, and 0.41% at June 30, 2002, due to an increase in loans placed on nonaccruing status during the year.   Loans past due 90 days or more and still accruing totaled $9.688 million compared to $9.346 million at December 31, 2002 and $6.495 million as of June 30, 2002.   Residential Construction-Consumer loans totaled $6.226 million of the total 90 day delinquency as of June 30, 2003.  While there has been a significant increase in loans past due 90 days or more, the increases are in well secured residential real estate loans.  Management continues to pursue aggressive collection efforts and does not anticipate any material losses on these loans.

Nonperforming Assets (Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Nonaccruing loans	$2,607	$1,278	$826
Real estate acquired by foreclosure	1,902	2,247	2,452

Total non-performing assets	$4,509	$3,525	$3,278

Loans past-due 90 days or more and accruing	$9,688	$9,346	$6,495

At June 30, 2003, the allowance for loan losses represented 182.0% of nonperforming assets compared to 203.9% at December 31, 2002 and 184.9% at June 30, 2002.  Management believes the allowance for loan losses at June 30, 2003 is adequate.

Deposits

Deposits totaled $769.195 million as of June 30, 2003, increasing $101.026 million or 15.1% from the December 31, 2002 balance of $668.169 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2003.

	June 30, 2003		December 31, 2002
	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$234,826	30.5%	$216,889	32.5%
Regular savings deposits	55,990	7.3%	47,853	7.2%
Time deposits	346,317	45.0%	285,778	42.7%
Total interest-bearing deposits	637,133	82.8%	550,520	82.4%
Noninterest-bearing demand deposits	132,062	17.2%	117,649	17.6%
Total deposits	$769,195	100.0%	$668,169	100.0%

Results of Operations

Net Income.  For the six months ended June 30, 2003, net income totaled $2.483 million compared to $1.771 million for the six month period ended June 30, 2002.  Basic earnings per share for the first six months of 2003 totaled $.46 compared to $.33 per share for the same period of 2002.  Diluted earnings per share totaled $.43 for the first six months of 2003 compared to the first six months of 2002 of $.31.  Increased net income for the first six months of 2003 was attributable to increases in revenue (net interest income and non interest income) of $5.740 million,  partially offset by an increase in noninterest expense of $3.961 million.

Second quarter 2003 net income was $1.328 million compared to earnings of $908,000 for the second quarter of 2002.  Basic earnings per share for the quarter increased to $.25 from $.17 for the second quarter of 2002, while diluted earnings per share increased to $.23 from $.16.  The increase in earnings was due to an increase in revenue of $2.882 million, partially offset by an increase in noninterest expenses of $1.700 million.

Net Interest Income.  Net interest income for the first six months of 2003 totaled $16.584 million, an increase of 13.6% over $14.599 million for the first six months of 2002. The net interest margin for the six month period was 4.04% compared to 4.03% for the comparable period of 2002, while average earning assets increased by $107.192 million or 13.4%.

Total interest income increased by $1.642 million due to growth in average earning assets.  Average loans outstanding increased by $66.265 million while average investment securities decreased by $28.351 million and average loans held for sale increased $53.729 million. Yields on earning assets for the period decreased to 6.61% from 7.00% due to a decline in market interest rates. Interest expense decreased by $343,000.  Average interest bearing liabilities increased by $84.646 million. Average interest bearing deposits increased by $68.489 million and average borrowings increased by $16.157 million.  Yields on interest bearing liabilities decreased to 2.93% from 3.44% for the same period in 2002, also as a result of the decline in general interest rates.

Second quarter net interest income was $8.444 million in 2003, an increase of 10.5% over $7.639 million for the second quarter of 2002.  The net interest margin for the three month period was 3.95% compared to 4.15% for the comparable period of 2002. Interest income increased $837,000.   Average loans outstanding for the second quarter increased by $69.169 million.   Average loans held for sale increased $74.783 million and average interest bearing deposits grew by $22.117 million.  Yields on earning assets for the period decreased to 6.48% from 7.06%.  Interest expense increased by $32,000 and average interest bearing liabilities increased by $108.634 million, as average interest bearing deposits increased by $90.863 million and average borrowings increased by $17.771 million.  Rates paid on interest bearing liabilities for the quarter ended June 30, 2003 decreased to 2.88% from 3.36% for the same period in 2002 as a result of the decline in general interest rates, and a higher mix of deposits in the overall funding sources.

	For the six months ended June 30,
	2003		2002
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$64,568	6.37%	$49,896	7.99%
Comm/Res Construction	34,520	6.81%	35,838	7.01%
Commercial Mortgages	208,101	7.39%	168,481	8.04%
Residential Constr - Cons	122,627	7.92%	121,426	8.94%
Residential Mortgages	42,703	7.79%	50,022	8.20%
Consumer	66,833	10.31%	47,424	6.33%
Total Loans	539,352	7.75%	473,087	8.03%

Loans held for sale	96,382	5.06%	42,653	5.74%
Available for sale securities, at fair value	115,957	5.44%	144,308	6.27%
Interest bearing deposits	57,820	1.13%	55,208	1.53%
Restricted stock investments, at cost	3,446	4.32%	4,000	5.45%

Total earning assets	812,957	6.61%	719,256	7.00%

Allowance for loan losses	(7,515)		(5,768)
Cash and other non earning assets	75,274		53,839

Total Assets	$880,716		$767.327

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	60,943	0.54%	38,214	0.79%
Savings deposits	52,113	0.75%	41,743	1.00%
Money market deposits	147,243	1.04%	168,541	1.45%
Time deposits	309,792	3.60%	253,104	4.52%
Total interest bearing deposits	570,091	2.35%	501,602	2.91%

Borrowings	142,258	5.27%	126,101	5.55%

Total interest bearing liabilities	712,349	2.93%	627,703	3.44%

Noninterest bearing demand deposits	111,010		91,302
Other liabilities	3,742		2,885
Stockholders Equity	53,615		45,437

Total Liabilities and Stockholders’ Equity	$880,716		$767,327

Net Interest Spread		3.68%		3.59%

Net Interest Margin		4.04%		4.03%

Noninterest Income —Noninterest income increased $3.755 million or 60.7% for the six months ended June 30, 2003 to $9.945 million from $6.190 million for the same period of 2002, reflecting higher levels of revenue in all major categories. Deposit service charges rose $1.348 million or 72.7% as compared to the six months ending June 30, 2002 due to the increased number of deposit accounts and fees generated by the Bank’s Cash Advantage product which was introduced in December 2002.  ATM fees increased by $308,000 or 32.6% as a result of increased volume of ATM and debit card transactions.  As of June 30, 2003, the Bank has 23 ATM locations that it owns and operates and 184 ATM’s through the third party agreements.  Mortgage banking income and gain on sale of mortgage loans increased by $1.435 million or 67% due to increased volume of mortgage loans originated and sold into the secondary market.  The volume of mortgage loans sold during the first six months of 2003 increased 86%.   Other sources of noninterest income increased by $466,000 or 52.4% due to higher sales of insurance products, and income from bank owned life insurance increased $103,000.

	For six months ended June 30,
	2003	2002
(Dollars in thousands)	Amount	Amount
Gain on sale of mortgage loans	$2,634	$1,333
Service fees on deposits	3,203	1,855
ATM fees	1,253	945
Gain on sales of investment securities, net	189	94
Other mortgage banking revenue	941	807
Income from bank owned life insurance	370	267
Other operating income	1,355	889
Total noninterest income	$9,945	$6,190

For the second quarter of 2003, noninterest income increased $2.077 million or 66.0% to $5.224 million compared to $3.147 million for the same quarter of 2002, reflecting higher levels of revenue in most major categories.  Deposit service charges rose $716,000 or 75.2% as compared to the same quarter of 2002.  Gain of sale of mortgage originations rose $937,000 or 233.1% due to increased volume of mortgage originations and sales of mortgages.  Mortgages sold into the secondary market increased 125% and pricing spreads increased during the quarter.

Noninterest expenses - For the six months ended June 30, 2003 noninterest expenses increased $3.961 million or 22.7% to $21.437 million compared to $17.476 million for the same period of 2002.  The increase in expenses includes costs associated with the newly formed finance company which added approximately $1.650 million to the growth in noninterest expenses. Increased salary and employee benefits expenses of $1.716 million relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, higher commissions paid on mortgage loan originations, and staffing hired for the newly formed consumer finance company.  Occupancy expenses increased $703,000 due to new offices of Finance Maryland, increased space occupied by administrative areas and higher utility costs.

For the second quarter of 2003, noninterest expenses increased $1.700 million or 18.7% to $10.813 million, compared to $9.113 million for the same quarter of 2002.   Increases in salary and employee benefits expenses related to the increased personnel costs for the consumer finance company, as well as higher mortgage commissions paid on mortgage loan originations.  Increases in furniture and fixtures expenses as well as net occupancy is related to increased number of mortgage branches and consumer finance offices.

	For six months ended June 30,
Noninterest expense	2003	2002
(Dollars in thousands)	Amount	Amount
Salaries and employee benefits	$10,853	$9,137
Net occupancy	2,785	2,082
Furniture, fixtures and equipment	1,396	1,131
Professional services	539	719
Advertising	585	550
Data processing	986	820
Service and maintenance	676	482
Office supplies	346	272
ATM servicing expenses	444	410
Printing	331	187
Corporate insurance	104	101
OREO expense	(142)	(24)
FDIC Premiums	53	134
Consulting fees	110	93
Marketing/promotion	405	218
Courier/postage	565	263
Security	96	44
Other	1,305	857
Total noninterest expense	$21,437	$17,476

Income Taxes- The Company recorded income tax expense of $1.157 million on income before taxes of $3.640 million, resulting in an effective tax rate of 31.8% for the six month period ended June 30, 2003 in comparison to income tax expense of $907,000 on income before taxes of $2.678 million, resulting in an effective tax rate of 33.9% for the six month period ended June 30, 2002.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, as well as increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

The Company recorded income tax expense of $625,000 on income before taxes of $1.953 million, resulting in an effective tax rate of 32.0% for the three month period ended June 30, 2003 in comparison to income tax expense of $430,000 on income before taxes of $1.338 million, resulting in an effective tax rate of 32.1% for the three month period ended June 30, 2002.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, as well as increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

Liquidity and Capital Resources

Stockholders’ equity increased $2.818 million in the first six months of 2003 to $53.944 million from $51.126 million as of December 31, 2002.   Contributing to the increased stockholders’ equity is the retention of net income of $2.483 million for the first six months of 2003 and $149,000 of proceeds from the sale of stock under the company stock purchase plan and exercise of options.  Other comprehensive income increased by $187,000 due to the increase in market values of securities classified as available for sale.

In June 2003, the Company issued $14,500,000 (14,500 shares $1,000 par value) Preferred Securities due in July of 2033.  These securities bear interest at a fixed annual rate of 5.66% until July 7, 2008, then convert to a floating rate of LIBOR plus 3.25% reset quarterly until maturity.  A portion of these preferred securities may qualify for inclusion in Tier 1 capital under current capital guidelines and any amount not qualifying as tier 1capital is included in Total capital.  The securities are callable at their par value beginning in July 2008.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At June 30,
	2003	2002
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.5%	8.0%
The Bank	7.2%	7.4%
Tier 1 capital to risk weighted assets
Consolidated	9.8%	10.7%
The Bank	9.4%	9.8%
Total capital to risk weighted assets
Consolidated	15.0%	12.7%
The Bank	10.5%	10.8%

Liquidity describes the ability of the Company and the Bank to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and planned expenditures. Liquidity is derived from increased customer deposits, the maturity distribution of the investment portfolio, loan repayment and income from earning assets.  The Bank’s principal sources of short-term liquidity are cash and cash equivalents, (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $155.294 million at June 30, 2003 compared to $75.806 million as of December 31, 2002.  The Company’s loan to deposit ratio stood at 71.1% as of June 30, 2003 and 79.9% at December 31, 2002.

Longer-term liability needs can be obtained through advances from the Federal Home Loan Bank (FHLB) or term repurchases agreements and other credit facilities.  The Bank maintains lines of credit totaling $370.503 million with a remaining borrowing capability of $43.165 million based upon qualifying assets not currently pledged.

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

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2003, the Company had a one year cumulative positive gap of approximately $265 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2003, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase of 200 basis points over a one year period, the Company’s net interest income would increase by 3% if rates were to increase and decrease by 6% if rates were to decline.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-Q, was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1 -

Legal proceedings - Neither the Company or its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company other than those arising in the ordinary course of business. In the opinion of management no such proceeding will have a material adverse effect on the financial position or results of operations of the Company.

Item 2 -	Changes in securities and use of proceeds - None
Item 3 -	Defaults upon senior securities - None
Item 4 -

Submission of matters to a vote of security holders-The information required by Item 4 with respect to the Company’s Annual Meeting of Stockholders held on May 6, 2003 is included in Item 4 of the Company’s quarterly report on Form 10Q for the quarter ended March 31, 2003.

Item 5 -	Other information - None
Item 6 -	Exhibits and reports on Form 8-K
(a) Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures
(b) Reports on Form 8-K
Form 8-K filed on June 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	August 14, 2003	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	August 14, 2003	By:	/s/ Mark A. Keidel
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

10.10

Lease Agreement dated as of March 1, 2003 between Building No. 2 LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.11	Lease Agreement dated March 1, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.12

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Edwin F. Hale, Sr. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.13

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Joseph A. Cicero (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.14

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and George H. Mantakos (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.15

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.16

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.17

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Brett J. Carter (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2002.)