Form 10-Q
period 2003-09-30
FIRST MARINER BANCORP
filed 2003-11-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2003.

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.)

Yes  ☒  No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The number of shares of common stock outstanding as of October 31, 2003 is 5,612,245 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$30,396	$35,674
Federal funds sold and interest-bearing deposits	148,820	40,132
Available-for-sale securities, at fair value	168,851	127,810
Loans held for sale	73,761	93,098
Loans receivable	553,668	533,965
Allowance for loan losses	(8,525)	(7,188)
Loans, net	545,143	526,777
Other real estate owned	1,832	2,247
Restricted stock investments	4,540	3,290
Property and equipment, net	17,895	17,571
Accrued interest receivable	4,826	4,540
Deferred income taxes	1,954	1,619
Prepaid expenses and other assets	21,575	17,434
Total assets	$1,019,593	$870,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$743,160	$668,169
Borrowings	124,911	89,824
Repurchase agreements	25,000	25,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	67,950	31,450
Accrued expenses and other liabilities	3,841	4,623
Total liabilities	964,862	819,066

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,413,540 and 5,394,586 shares issued and outstanding, respectively	271	270
Additional paid-in capital	48,159	47,939
Retained earnings	4,839	955
Accumulated other comprehensive income	1,462	1,962
Total stockholders’ equity	54,731	51,126

Total liabilities and stockholders’ equity	$1,019,593	$870,192

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands except per share)		(dollars in thousands except per share)
Interest income:
Loans	$12,353	$10,915	$35,727	$31,160
Investments and interest-bearing deposits	1,807	2,585	5,378	7,642
Total interest income	14,160	13,500	41,105	38,802

Interest expense:
Deposits	3,520	3,546	10,160	10,784
Borrowed funds and repurchase agreements	2,141	1,799	5,862	5,265
Total interest expense	5,661	5,345	16,022	16,049
Net interest income	8,499	8,155	25,083	22,753

Provision for loan losses	655	640	2,107	1,275

Net interest income after provision for loan losses	7,844	7,515	22,976	21,478

Noninterest income:
Gain on sale of mortgage loans	2,053	953	4,687	2,286
Other mortgage banking revenue	482	506	1,423	1,313
ATM Fees	646	564	1,899	1,509
Service fees on deposits	1,758	1,074	4,961	2,929
Gain on sales of investment securities	741	344	930	438
Income from bank owned life insurance	182	132	552	399
Investment sales commissions	211	217	567	714
Other	441	313	1,440	706

Total noninterest income	6,514	4,103	16,459	10,294
Noninterest expenses:
Salaries and employee benefits	5,811	5,257	16,664	14,394
Net occupancy	1,460	1,475	4,245	3,557
Furniture, fixtures and equipment	719	645	2,115	1,776
Professional services	157	308	696	1,027
Advertising	274	248	859	798
Data processing	535	431	1,521	1,251
Other	3,913	1,775	8,206	4,812

Total noninterest expenses	12,869	10,139	34,306	27,615
Income before taxes	1,489	1,479	5,129	4,157
Provision for income taxes	87	471	1,244	1,378
Net income	$1,402	$1,008	$3,885	$2,779
Net income per common share:
Basic	$0.26	$0.19	$0.72	$0.52
Diluted	0.23	0.18	0.66	0.49

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30,

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$3,885	$2,779
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,309	2,245
Amortization of unearned loan fees and costs, net	(1,038)	(1,595)
Amortization of premiums and discounts on loans	325	—
Amortization of premiums and discounts on mortgage-backed securities, net	438	448
Gain on available for sale securities	(930)	(438)
(Gain) loss on other real estate owned	(225)	6
Valuation allowance of other real estate owned	(154)	104
Increase in accrued interest receivable	(286)	(726)
Provision for loan losses	2,107	1,275
Net decrease (increase) in mortgage loans held-for-sale	19,337	8,964
Net (decrease) increase in accrued expenses and other liabilities	(782)	1,032
Net (increase) decrease in prepaids and other assets	(4,141)	3,618
Net cash provided by operating activities	20,845	17,712
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(19,760)	(46,892)
Purchases of property and equipment	(2,633)	(4,967)
Purchase of restricted stock investments	(1,250)	—
Purchases of available for sale securities	(131,337)	(71,579)
Sales of available for sale securities	3,236	9,787
Maturity of available for sale securities	36,037	500
Principal repayments of available for sale securities	50,679	23,745
Construction disbursements-other real estate owned	(170)	(137)
Proceeds from sales of other real estate owned	964	707
Net cash used in investing activities	(64,234)	(88,836)
Cash flows from financing activities:
Net increase in deposits	74,991	50,294
Net increase in other borrowings	5,087	21,807
Proceeds from issuance of preferred securities	36,500	—
Proceeds from advances from Federal Home Loan Bank of Atlanta	79,000	—
Repayment of advances from Federal Home Loan Bank of Atlanta	(49,000)	—
Proceeds from stock issuance, net	221	178
Net cash provided by financing activities	146,799	72,279
Increase in cash and cash equivalents	103,410	1,155
Cash and cash equivalents at beginning of period	75,806	71,382
Cash and cash equivalents at end of period	$179,216	$72,537
Supplemental information:
Interest paid on deposits and borrowed funds	$15,720	$16,156
Income taxes paid	2,336	1,935

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46 (FIN46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE).  The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003.   The implementation of FIN46 did not have a material effect on the Company’s financial condition or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July 1, 2003.  This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities.  Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables.  The implementation of EITF No.00-21 did not have a material effect on the Company’s financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after September 20, 2003.  This Statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  We have determined that the implementation of this standard will not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments.  This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity.  The implementation of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations.

NOTE 3 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Nine months ended September 30,
	2003	2002
	(Unaudited) (dollars in thousands)
Net income	$3,885	$2,779
Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax benefit of $44 and $1,718, respectively)	71	2,801
Less: reclassification adjustment for gains (net of taxes of $359 and $169, respectively) included in net income	571	269
Total other comprehensive (loss) income	(500)	2,532
Total comprehensive income	$3,385	$5,311

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income-basic and diluted ($ in 000’s)	$1,402	$1,008	$3,885	$2,779
Weighted-average shares outstanding-basic	5,409,073	5,381,484	5,401,951	5,374,506
Dilutive securities-options and warrants	616,498	235,035	490,048	251,795
Adjusted weighted-average shares outstanding-dilutive	6,025,571	5,616,519	5,891,999	5,626,301

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

The Company continues to account for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation expense related to the Company’s stock option plan is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For three months ended September 30,
(dollars in thousands except per share data)	2003	2002

Net earnings, as reported	$1,402	$1,008
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	—	—

Pro forma net earnings	$1,402	$1,008

Earnings per share:
Basic - as reported	$.26	$.19
Basic - pro forma	$.26	$.19
Diluted - as reported	$.23	$.18
Diluted - pro forma	$.23	$.18

	For nine months ended September 30,
(dollars in thousands except per share data)	2003	2002

Net earnings, as reported	$3,885	$2,779
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(475)	(320)

Pro forma net earnings	$3,410	$2,459

Earnings per share:
Basic - as reported	$.72	$.52
Basic - pro forma	$.63	$.46
Diluted - as reported	$.66	$.49
Diluted - pro forma	$.58	$.44

NOTE 6 – SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in three business segments—commercial and consumer banking, consumer finance and mortgage banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  Commercial and consumer banking also includes the company’s treasury and administrative functions. Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland LLC, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.

For the nine month period ended September 30, 2003

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total

Interest income	$33,745	$3,126	$4,234	$41,105
Interest expense	13,173	469	2,380	16,967
Net interest income	20,572	2,657	1,854	24,138
Provisions for loan losses	1,300	807	—	2,107
Net interest income after provision for loan losses	19,272	1,850	1,854	22,031
Noninterest income	9,573	782	6,104	16,459
Noninterest expense	26,428	2,632	5,246	34,306
Net intersegment income	57	—	(57)	—
Income before taxes	$2,474	$0	$2,655	$5,129
Total assets	$926,955	$18,877	$73,761	$1,019,593

For the nine month period ended September 30, 2002

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total

Interest income	$36,516	$326	$1,956	$38,798
Interest expense	15,320	1	728	16,049
Net interest income	21,196	325	1,228	22,749
Provisions for loan losses	995	280	—	1,275
Net interest income after provision for loan losses	20,201	45	1,228	21,474
Noninterest income	6,491	100	3,707	10,298
Noninterest expense	22,018	638	4,959	27,615
Net intersegment income	(686)	—	686	—
Income before taxes	$3,988	$(493)	$662	$4,157
Total assets	$782,402	$2,243	$72,111	$856,756

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company

The Company is a financial holding company formed in Maryland in 1994 under the name MarylandsBank Corp. that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned subsidiaries, First Mariner Bank (the “Bank”), and Finance Maryland, LLC (“Finance Maryland”).

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of financial products. The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 22 full service branches, 12 mortgage loan production offices, and 204 Automated Teller Machines.

In July 2002, First Mariner Bancorp formed Finance Maryland, a consumer finance company headquartered at 3301 Boston Street Baltimore, Maryland.  Finance Maryland engages in traditional consumer finance activities, sourcing small consumer loans through direct cash lending at branch locations, loan solicitations via direct mail, and the purchasing of installment loan contracts from various retailers.   At September 30, 2003, Finance Maryland had loans outstanding of $18.401 million and 9 branch locations.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $1,019.593 billion at September 30, 2003, compared to $870.192 million at December 31, 2002, increasing $149.401 million or 17.2% for the first nine months of 2003.  Earning assets increased $151.345 million or 19.0% to $949.640 million from $798.295 million.  Short-term overnight investments increased $108.688 million, which was driven by growth in deposits and borrowed funds that exceeded growth in loans and the Company’s investment portfolio. Loans outstanding have increased $19.703 million or 3.7% and loans held for sale decreased by $19.337 million or 20.8% to $73.761 million.  The investment securities portfolio increased $41.041 million. Deposits increased $74.991 million, while borrowings increased $35.087 million and redeemable preferred securities increased $36.5 million.  Stockholders’ equity increased by $3.605 million or 7.1%, driven largely by retention of earnings.

Investment securities increased by $41.041 million, primarily due to purchases of new securities during the first nine months of 2003.  Holdings of U.S. Government agency bonds have increased, while most other categories of portfolio securities have remained level.  Historically low market interest rates continue to encourage refinancing activity that has accelerated principal repayment on mortgage-backed securities.  The investment portfolio composition is as follows:

	September 30, 2003	December 31, 2002

Investment securities—available for sale:
Mortgage-backed securities	$73,615	$73,842
Trust preferred securities	26,396	26,399
US Government agency bonds	55,032	12,159
US Treasury securities	1,007	1,015
Equity securities	1,487	2,824
Foreign Government Bonds	1,250	850
Other investment securities	10,064	10,721
Total investment securities—available-for-sale	$168,851	$127,810

Total loans increased $19.703 million during the first nine months of 2003.  All categories of commercial and consumer loans increased, and residential construction and residential mortgage loans declined since December 31, 2002. Significant growth was realized in the Company’s commercial mortgage loan portfolio which increased $13.705 million or 6.8% and consumer loan portfolio which grew by $18.457 million or 30.2%.  The growth in commercial loans reflects the Company’s continued business development and sales programs, modest strength in the local and regional economy, and continuation of historically low interest rates.  Consumer loan growth resulted from strong demand for home equity loans, and consumer loans generated by Finance Maryland. The total loan portfolio was comprised of the following:

	September 30, 2003	December 31, 2002
	(in thousands)

Loans:
Commercial Loans and Lines of Credit	$62,269	$56,760
Commercial/Residential Construction	38,123	31,878
Commercial Mortgages	216,699	202,994
Residential Construction-Consumer	120,708	135,189
Residential Mortgages	36,333	46,065
Consumer	79,536	61,079
Total Loans	$553,668	$533,965

Credit Risk Management

The first nine months provision for loan losses in 2003 was $2.107 million compared to $1.275 million for the same period ended September 30, 2002. This increase reflected higher levels of net charge-offs and an increase in the allowance for loan losses as a percentage of total loans.  The allowance for loan losses increased 18.6%, and totaled $8.525 million at September 30, 2003 compared to $7.188 million at December 31, 2002.  As of September 30, 2003 the allowance for loan losses is 1.54% of outstanding loans as compared to 1.35% at December 31, 2002.  During the first nine months of 2003, net chargeoffs increased to $770,000 compared to $306,000 during the same period of 2002, reflecting higher chargeoffs of consumer loans and customer overdrafts.

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

Activity in the allowance for loan losses is as follows:

Allowance for Loan Losses	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002
Allowance for loan losses, beginning of year	$7,188	$5,524

Loans charged off:
Commercial	—	—
Commercial/Residential Construction	—	(265)
Commercial Mortgages	—	—
Residential Construction-Consumer	(88)	—
Residential Mortgages	(1)	—
Consumer	(732)	(67)
Total loans charged off	(821)	(332)

Recoveries
Commercial	—	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	1	—
Consumer	50	26
Total recoveries	51	26

Net chargeoffs	(770)	(306)

Provision for loan losses	2,107	1,275

Allowance for loan losses, end of period	$8,525	$6,493

Loans (net of premiums and discounts)
Period-end balance	553,668	516,846
Average balance during period	543,549	485,491
Allowance as percentage of period-end loan balance	1.54%	1.26%

Percent of average loans:
Provision for loan losses (annualized)	0.52%	0.35%
Net chargeoffs (annualized)	0.19%	0.08%

Non-performing assets (the total of nonaccruing loans and other real estate owned), expressed as a percentage of total assets, increased to 0.63% at September 30, 2003, up from 0.41% at December 31, 2002, and 0.34% at September 30, 2002, due to an increase in loans placed on nonaccruing status during the year.   Loans past due 90 days or more and still accruing totaled $8.310 million compared to $9.346 million at December 31, 2002 and $6.124 million as of September 30, 2002.  Management continues to pursue aggressive collection efforts on delinquent loans and does not anticipate any material losses on these loans.

Nonperforming Assets (Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Nonaccruing loans	$4,598	$1,278	$487
Real estate acquired by foreclosure	1,832	2,247	2,400

Total non-performing assets	$6,430	$3,525	$2,887

Loans past-due 90 days or more and accruing	$8,310	$9,346	$6,124

At September 30, 2003, the allowance for loan losses represented 132.6% of nonperforming assets compared to 203.9% at December 31, 2002 and 224.9% at September 30, 2002.  Management believes the allowance for loan losses at September 30, 2003 is adequate.

Deposits

Deposits totaled $743.160 million as of September 30, 2003, increasing $74.991 million or 11.2% from the December 31, 2002 balance of $668.169 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has shifted somewhat during the first nine months of 2003, reflecting greater consumer preference for higher yielding time deposit products.

	September 30, 2003		December 31, 2002
	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$206,695	27.8%	$216,889	32.5%
Regular savings deposits	59,571	8.0%	47,853	7.2%
Time deposits	349,226	47.0%	285,778	42.7%
Total interest-bearing deposits	615,709	82.8%	550,520	82.4%
Noninterest-bearing demand deposits	127,668	17.2%	117,649	17.6%
Total deposits	$743,160	100.0%	$668,169	100.0%

Results of Operations

Net Income.  For the nine months ended September 30, 2003, net income totaled $3.885 million compared to $2.779 million for the nine month period ended September 30, 2002.  Basic earnings per share for the first nine months of 2003 totaled $0.72 compared to $0.52 per share for the same period of 2002.  Diluted earnings per share totaled $0.66 for the first nine months of 2003 compared to the first nine months of 2002 of $0.49.  Increased net income for the first nine months of 2003 was attributable to increases in revenue (net interest income and noninterest income) of $8.495 million, partially offset by an increase in noninterest expense of $6.691 million.

Third quarter 2003 net income was $1.402 million compared to earnings of $1.008 million for the third quarter of 2002.  Basic earnings per share for the quarter increased to $0.26 from $0.19 for the third quarter of 2002, while diluted earnings per share increased to $0.23 from $0.18.  The results for the quarter were affected by several significant events, which had little impact on overall net income, but had significant effects on various components of net income.

The Company recognized state tax credits of $480,000, which reflect the actual amount of tax credits that were used to reduce the Company’s Maryland state tax liability for the year 2002 and the nine months ended September 30, 2003.  (see “income taxes” on page 17 for more information concerning the tax credits) The realization of the credits is recognized as a reduction to income tax expense. Other operating expenses include non-recurring consulting fees of $265,000 that were incurred during the quarter that reflect consulting services rendered in securing the tax incentives. The recognition of the tax credits and the consulting expenses (net of income tax consequences of $60,000) added approximately $155,000 to after-tax profits.

Net income was also affected by the Company’s election (previously announced August 20, 2003) to redeem its $21,450,000 Trust Preferred offering issued in June of 1998. The redemption occurred on October 1, 2003 and the Company wrote-off the unamortized portion of the original issuance costs during the quarter, which increased other operating expenses by $945,000. The Company also realized gains on sales of securities sold to help fund a portion of the redemption of $741,000.  The cost of the write-off and recognition of security gains (net of income tax consequences of $78,000) reduced after tax net income by $126,000.

Net Interest Income.  Net interest income for the first nine months of 2003 totaled $25.078 million, an increase of 10.2% over $22.753 million for the first nine months of 2002. The net interest margin for the nine month period declined to 3.93% compared to 4.13% for the comparable period of 2002, while average earning assets increased by $110.947 million or 15.2%.

Total interest income increased by $2.303 million due to growth in average earning assets.  Average loans outstanding increased by $58.058 million, average loans held for sale increased $68.012 million, while average interest bearing deposits increased $13.752. Average investment securities decreased by $28.261 million. Yields on earning assets for the period decreased to 6.48% from 7.06% due to a decline in market interest rates, and a higher mix of earning assets in investment securities and overnight deposits, which generally are lower yielding assets. Interest expense decreased by $27,000.  Average interest bearing liabilities increased by $100.706 million. Average interest bearing deposits increased by $79.080 million and average borrowings increased by $21.626 million.  Yields on interest bearing liabilities decreased to 2.91% from 3.38% for the same period in 2002, also as a result of the decline in general interest rates.

Third quarter net interest income was $8.494 million in 2003, an increase of 4.2% compared to $8.155 million for the third quarter of 2002.  The net interest margin for the three month period was 3.72% compared to 4.31% for the comparable period of 2002. Interest income increased $660,000.   Average loans outstanding for the third quarter increased by $42.464 million, average loans held for sale increased $96.104 million and average interest bearing deposits grew by $35.672 million.  Average investment securities decreased by $23.549 million. Yields on earning assets for the period decreased to 6.21% from 7.15%.  Interest expense increased by $321,000 and average interest bearing liabilities increased by $140.116 million, as average interest bearing deposits increased by $99.913 million and average borrowings increased by $40.203 million.  Rates paid on interest bearing liabilities for the quarter ended September 30, 2003 decreased to 2.84% from 3.25% for the same period in 2002 as a result of the decline in general interest rates, which has resulted in lower cost for customer deposits and short term borrowings.

	For the nine months ended September 30,
	2003		2002
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$64,234	6.34%	$49,729	7.59%
Comm/Res Construction	34,744	6.96%	34,861	6.91%
Commercial Mortgages	211,772	7.26%	177,820	7.92%
Residential Constr - Cons	121,816	7.77%	124,948	8.76%
Residential Mortgages	40,877	7.71%	49,501	8.01%
Consumer	70,106	10.35%	48,634	7.18%
Total Loans	543,549	7.68%	485,491	7.96%

Loans held for sale	112,221	5.03%	44,209	5.89%
Available for sale securities, at fair value	123,805	5.17%	152,066	6.14%
Interest bearing deposits	57,754	1.05%	44,002	1.51%
Restricted stock investments, at cost	3,387	3.87%	4,000	5.40%

Total earning assets	840,716	6.48%	729,768	7.06%

Allowance for loan losses	(7,799)		(5,919)
Cash and other non earning assets	76,861		55,865

Total Assets	$909,778		$779,714

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	60,932	0.53%	40,167	0.79%
Savings deposits	54,036	0.69%	43,148	1.00%
Money market deposits	148,120	1.03%	164,835	1.44%
Time deposits	323,443	3.51%	259,301	4.35%
Total interest bearing deposits	586,531	2.32%	507,451	2.84%

Borrowings	149,309	5.26%	127,683	5.51%

Total interest bearing liabilities	735,840	2.91%	635,134	3.38%

Noninterest bearing demand deposits	116,452		94,707
Other liabilities	3,639		3,241
Stockholders Equity	53,847		46,632

Total Liabilities and Stockholders’ Equity	$909,778		$779,714

Net Interest Spread		3.57%		3.68%

Net Interest Margin		3.93%		4.13%

Noninterest Income —Noninterest income increased $6.165 million or 59.9% for the nine months ended September 30, 2003 to $16.459 million from $10.294 million for the same period of 2002, reflecting higher levels of revenue in most major categories. Deposit service charges rose $2.032 million or 69.4% as compared to the nine months ending September 30, 2002 due to the increased number of deposit accounts and fees generated by the Bank’s Cash Advantage product which was introduced in December 2002.  ATM fees increased by $390,000 or 25.8% as a result of increased volume of ATM and debit card transactions.  As of September 30, 2003, the Bank has 23 ATM locations that it owns and operates and 181 ATM’s through the third party agreements.  Mortgage banking income and gain on sale of mortgage loans increased by $2.511 million or 69.8% due to increased volume of mortgage loans originated and loan sold into the secondary market.  The volume of mortgage loans sold during the first nine months of 2003 increased 72.7%.  Income from the increase in the cash surrender value of bank owned life insurance grew by $153,000. Other sources of noninterest income increased by $587,000 or 41.3%, primarily due to higher sales of insurance products.

	For nine months ended September 30,
(Dollars in thousands)	2003	2002
	Amount	Amount
Gain on sale of mortgage loans	$4,687	$2,286
Service fees on deposits	4,961	2,929
ATM fees	1,899	1,509
Gain on sales of investment securities, net	930	438
Other mortgage banking revenue	1,423	1,313
Income from bank owned life insurance	552	399
Other operating income	2,007	1,420
Total noninterest income	$16,459	$10,294

For the third quarter of 2003, noninterest income increased $2.411 million or 58.8% to $6.514 million compared to $4.103 million for the same quarter of 2002, reflecting higher levels of revenue in most major categories.  Deposit service charges rose $684,000 or 63.7% as compared to the same quarter of 2002.  Gain of sale of mortgage originations and other mortgage banking revenue rose $1.076 million or 73.7% due to increased volume of mortgage originations and sales of mortgage loans.  Mortgages sold into the secondary market increased 50.6% and net pricing spreads increased during the quarter.  Gains on sales of securities increased $397,000. The sale of securities to raise proceeds for the October 1, 2003 redemption of trust preferred securities produced $741,000 in securities gains during the third quarter of 2003. Other sources of noninterest income increased $126,000, reflecting higher sales of insurance products.

Noninterest expenses - For the nine months ended September 30, 2003 noninterest expenses increased $6.691 million or 24.2% to $34.306 million compared to $27.615 million for the same period of 2002.  The increase in expenses includes costs associated with the writeoff of unamortized issuance costs of trust preferred securities of $944,000 and consulting fees associated with tax credits of $265,000.  Occupancy expenses increased $688,000 due to new offices of Finance Maryland, increased space occupied by administrative areas and higher utility costs.

For the third quarter of 2003, noninterest expenses increased $2.730 million or 26.9% to $12.869 million, compared to $10.139 million for the same quarter of 2002.   Increases in salary and employee benefits expenses related to the increased personnel costs for the consumer finance company, as well as higher mortgage commissions paid on mortgage loan originations.  Increases in furniture and fixtures expenses as well as net occupancy is related to increased number of mortgage branches and consumer finance offices. Other expenses, net of preferred securities costs and tax credit consulting expenses which totaled $1.210 million, increased $929,000. Increases in other expenses were due to higher general and administrative costs in mortgage banking operations, write-downs of other real estate owned and increased charitable giving.

Noninterest expense	For nine months ended September 30,
(Dollars in thousands)	2003	2002
	Amount	Amount
Salaries and employee benefits	$16,664	$14,394
Net occupancy	4,245	3,557
Furniture, fixtures and equipment	2,115	1,776
Professional services	696	1,027
Advertising	859	798
Data processing	1,521	1,251
Service and maintenance	982	751
Office supplies	540	427
ATM servicing expenses	680	632
Printing	591	284
Corporate insurance	170	148
OREO expense	(114)	(63)
FDIC Premiums	80	160
Consulting fees	430	158
Marketing/promotion	558	385
Courier/postage	435	427
Security	159	97
Other	3,695	1,406
Total noninterest expense	$34,306	$27,615

Income Taxes- The Company recorded income tax expense of $1.244 million on income before taxes of $5.129 million, resulting in an effective tax rate of 24.2% for the nine month period ended September 30, 2003 in comparison to income tax expense of $1.378 million on income before taxes of $4.157 million, resulting in an effective tax rate of 33.1% for the nine month period ended September 30, 2002. The Company recognized State tax credits of $480,000, which reflect the actual amount of tax credits that were used to reduce the company’s Maryland state tax liability for the year 2002 and the nine months ended September 30, 2003.  The realization of the credits is recognized as a reduction to income tax expense. The decrease in the effective tax rate also reflects higher levels of tax exempt interest income for state income tax purposes, as well as increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

The Company has earned significant state tax incentives through its participation in the One Maryland Economic Development and Job Creation Tax Credit programs.  The tax incentives earned total $5.5 million according to a confirmation received by the Company during the quarter from the Maryland Department of Business and Economic Development.

The One Maryland Tax Credit Program provides tax incentives to businesses that make major investments in the City of Baltimore and Allegany, Caroline, Cecil, Dorchester, Garrett, Somerset and Worcester Counties. The program provides a project tax credit of up to $5 million and a start-up tax credit of up to $500,000. Maryland’s Job Creation Tax Credit Program offers tax incentives to employers that create a minimum number of new jobs in Maryland.

The Company will realize the benefits of the incentives in its reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits.   The amount of the credit that can be utilized will be determined by the level of Maryland Taxable income and will be recognized as a reduction in income tax expense. The Company expects to utilize approximately $62,000 of the credits in the fourth quarter of 2003, and approximately $275,000 in all of 2004.  Any unused One Maryland credits can be carried forward and will expire in 2016.  The Job Creation Tax Credit can be carried forward for five years.  The company expects to fully realize the full value of the credits before their expiration.

Liquidity and Capital Resources

Stockholders’ equity increased $3.605 million in the first nine months of 2003 to $54.731 million from $51.126 million as of December 31, 2002.   Contributing to the increased stockholders’ equity is the retention of net income of $3.885 million for the first nine months of 2003 and $221,000 of proceeds from the sale of stock under the Company stock purchase plan and exercise of options and warrants.  Other comprehensive income decreased by $500,000 due to the decrease in market values of securities classified as available for sale.

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

In August 2003, the Company issued $12,000,000 (12,000 shares $1,000 par value) Preferred Securities due in August of 2033.  These securities bear interest at a variable rate of LIBOR plus 3.05%, reset quarterly until maturity.  A portion of these preferred securities may qualify for inclusion in Tier 1 capital under current capital guidelines and any amount not qualifying as Tier 1 capital is included in Total capital.  The securities are callable at their par value beginning in August 2008.

In September 2003, the Company issued $10,000,000 (10,000 shares $1,000 par value) Preferred Securities due in October of 2033.  These securities bear interest at a fixed variable rate of LIBOR plus 3.15%, reset quarterly until maturity.  A portion of these preferred securities may qualify for inclusion in Tier 1 capital under current capital guidelines and any amount not qualifying as Tier 1 capital is included in Total capital.  The securities are callable at their par value beginning in October 2008.

Management used a portion of the proceeds raised by the preferred offerings to redeem its $21,450,000, 8.30% fixed rate preferred securities on October 1, 2003.  These securities were originally issued in June 1998, and were redeemed at their par value of $21,450,000.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At September 30,
	2003	2002
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.3%	8.0%
The Bank	7.0%	7.4%
Tier 1 capital to risk weighted assets
Consolidated	10.1%	10.1%
The Bank	9.7%	9.4%
Total capital to risk weighted assets
Consolidated	18.4%	12.0%
The Bank	10.8%	10.4%

The company's total capital ratio as of September 30, 2003 reflects $21,450,000 preferred securities which were redeemed on October 1, 2003.

Liquidity describes the ability of the Company and the Bank to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank’s customers and to fund current and planned expenditures. Liquidity is derived from increased customer deposits, the maturity distribution of the investment portfolio, loan repayments and cash flow from earning assets.  The Bank’s principal sources of short-term liquidity are cash and cash equivalents, (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $179.216 million at September 30, 2003 compared to $75.806 million as of December 31, 2002.  The Company’s loan to deposit ratio stood at 74.5% as of September 30, 2003 and 79.9% at December 31, 2002.  There are no known trends or demands, commitments, events or uncertainties of which management is aware that will materially affect the Company’s ability to maintain liquidity at sufficient levels.

Longer-term liability needs can be obtained through advances from the Federal Home Loan Bank of Atlanta (FHLB) or term repurchase agreements and other credit facilities.  The Bank maintains lines of credit totaling $372.939 million with a remaining borrowing capability of $73.649 million based upon qualifying assets not currently pledged.

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

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance net interest income in a rising interest rate environment and will negatively impact net interest income in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance net interest income in a falling interest rate environment and negatively impact net interest income in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  In addition to the effects on net interest income resulting from changes in interest rates, the Company’s fee income produced by its mortgage banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce revenues generated by this line of business. The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net income by changes in market interest rates. However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  The simulation model also includes the estimated effect of rate changes on the Company’s fee income and net income produced by the Company’s mortgage banking operations. At September 30, 2003, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s net income would decrease by 13% if rates were to increase and net income would increase by 6% if rates were to decline.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s net interest income would increase by 2% if rates were to increase and net interest income would decrease by 3% if rates were to decline.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Form 8-K furnished on August 7, 2003 under Items 7 and 12 reporting results of operations for the period ended June 30, 2003.

Form 8-K filed on August 20, 2003 reporting completion of Floating Rate Trust Preferred Securities private placement through the Company’s wholly owned subsidiary Mariner Capital Trust IV, and the redemption of trust preferred securities issued by the Company’s wholly-owned subsidiary Mariner Capital Trust in June 1998.

Form 8-K filed on September 30, 2003 under Items 5 and 7 reporting completion of Trust Preferred Securities private placement through the Company’s wholly-owned subsidiary Mariner Capital Trust V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	November 14, 2003	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	November 14, 2003	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, as amended, file no. 333-16011 (the “1996 Registration Statement”))

3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)

10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)

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

10.7

Lease Agreement dated as of September 1, 1998 between Building #2, L.L.C. and First Mariner Bank (Incorporated by reference to Exhibit 10.7 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

10.8

Lease Agreement dated September 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended September 30, 2002.)

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

10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (filed herewith)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2002.)