Form 10-K
period 2003-12-31
FIRST MARINER BANCORP
filed 2004-03-29
CIK 946090

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003.
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
COMMON STOCK, par value $0.05 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $45.350 million. Shares of Common Stock owned by each officer, director and holder of 5% or more of the outstanding common stock have been included as such persons are deemed to be affiliates

        The number of shares of common stock outstanding as of March 18, 2004 is 5,726,151 shares.

        Documents incorporated by reference:

        Proxy Statement—Part III

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2003

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

PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp ("First Mariner", on a parent only basis, and "we", "our" or "us", on a consolidated basis) is a financial holding company whose business is conducted primarily through its wholly-owned operating subsidiaries, First Mariner Bank (the "Bank") and Finance Maryland LLC ("Finance Maryland"). The Bank, which was formed in 1995 through mergers of several local financial institutions, serves central Maryland, portions of Maryland's Eastern Shore and portions of Virginia. The Bank is headquartered in Baltimore City.

        First Mariner Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The bank is an independent community bank engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses. The Bank delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

        Finance Maryland, formed in July 2002, engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 10 branches in the State of Maryland and 3 branches in the state of Delaware, which operate under the trade name "Finance Delaware". Finance Maryland had loan receivables of $21.6 million as of December 31, 2003.

        Since our formation in 1995, our business strategy has focused on development of an operational and retail distribution infrastructure to create a platform to support the generation of assets and deposits. At our inception we had 20 employees, four full service branches and two ATM's in the Baltimore region, with total assets of $35.2 million, loans of $20.4 million, and deposits of $24.6 million. Since that time, we have grown assets at an average compound annual growth rate of 48%. At December 31, 2003, we had 639 employees, 23 full service bank branches, 14 mortgage loan offices, 13 consumer finance offices, and approximately 201 ATMS (48 owned by us and 153 available to our customers through third party agreements) with total assets of $1.058 billion, loans of $609.8 million and deposits of $747.7 million. We earned net income for the twelve month period ending December 31, 2003 of $5.3 million.

        We are not dependent on any single customer or small group of customers and we do not experience any material seasonal variations in its business. We do not conduct any foreign operations.

        Our executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and our telephone number is (410) 342-2600. We maintain internet sites located at www.1stmarinerbank.com, www.1stmarinerbancorp.com, www.1stmarinermortgage.com and www.financemaryland.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to these reports are available, free of charge, in the investor relations section of our internet site as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission. The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

Our Business Strategy

        Our initial strategy involved building a network of banking branches, mortgage loan offices, and ATMs to capture market share and build a community franchise for our stockholders, customers and employees. Having developed this infrastructure, we are now focused on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, consumer finance offices and ATMs that we established during our infrastructure expansion phase.

        To continue asset growth and profitability, our marketing strategy is targeted to:

  •
  Capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;

  •
  Provide our customers with access to local executives who make key credit and other decisions;

  •
  Pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

  •
  Develop innovative financial products and services to generate additional sources of revenue;

  •
  Cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;

  •
  Review our branch performance from time to time to evaluate possible consolidations that may increase our efficiency; and

  •
  Adhere to rigorous credit standards to maintain the continued quality of our assets as we implement our growth strategy.

Financial Services We Provide

        Commercial Banking.    Our commercial loan unit focuses on loan originations from small and mid-sized businesses (generally up to $20.0 million in annual sales) and such loans are usually accompanied by significant related deposits. Our commercial loan products include commercial mortgage loans for the purchase or refinance of commercial properties; residential and commercial real estate construction loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. We also offer an array of cash management services and deposit products to our commercial customers. Computerized on-line banking is currently available to our commercial customers.

        Retail Banking.    Our retail banking activities emphasize consumer deposit and checking accounts. We offer an extensive range of services to meet the varied needs of our customers from young persons to senior citizens. In addition to traditional products and services, we offer contemporary products and services, such as debit cards, mutual funds and annuities, and Internet banking and electronic bill payment services. Our consumer loan products include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, unsecured personal credit lines and the debit card.

        Mortgage Banking.    Our mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage banking capabilities include the Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA"), conventional and nonconforming mortgage underwriting, and construction and permanent financing. We intend to improve our competitive position in this market by streamlining the mortgage underwriting process through the introduction of advanced technology, and development of new products to meet our customers' needs.

        Consumer Finance.    We offer a wide variety of consumer finance products through Finance Maryland, which was formed in July 2002, and is currently focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller than those originated by the Bank (approximately $2,200).

        Community Reinvestment Act.    We have a strong commitment to our responsibilities under the federal Community Reinvestment Act (the "CRA") and actively search for opportunities to meet the development needs of all members of the communities we serve, including persons of low to moderate income in a manner consistent with safe and sound banking practices. We currently fulfill this commitment by participating in loan programs sponsored or guaranteed by the United States Small Business Administration, the FHA, the VA, the federal Community Development Act, the Maryland Industrial Development Financing Authority, and the Settlement Expense Loan Program.

Our Lending Activities

        Loan Portfolio Composition.    At December 31, 2003, our loan portfolio totaled $609.8 million, representing approximately 57.7% of our total assets of $1.058 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2003 for more detailed information concerning the composition of our loan portfolio.

        Commercial Loans.    We originate secured and unsecured loans for business purposes. Less than one percent of all our commercial loans are unsecured. We make loans to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of our commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures our loan. It is our general policy to obtain personal guarantees from the principals of our commercial loan borrowers.

        Real Estate Development and Construction Loans.    We provide interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy their single family dwellings. Our real estate development and construction loans provide interim financing on properties and are generally made for 80% or less of the appraised value of the property, taking into consideration private mortgage insurance. Our real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements.

        Loans we provide to individuals for the construction of their primary residences are typically secured by the property under construction, frequently include additional collateral (such as second mortgage on the borrower's present home), and commonly have maturities of 9 to 12 months.

        Loans provided by us to residential builders are for the construction of residential homes for which a binding sales contract exists and the prospective buyers have been pre-qualified for permanent mortgage financing. Development loans are made only to developers with a proven track record. Generally, these loans are extended only when the borrower provides evidence that the lots under development will be sold to builders satisfactory to us.

        We secure development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates and pre-construction sale information.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2003 for more detailed information concerning our real estate development and construction lending.

        Residential Real Estate Mortgage Loans.    Our mortgage division originates adjustable and fixed-rate residential mortgage loans. Our mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. We will place some of these loans into our portfolio, although the vast majority are eventually sold to investors.

        Commercial Real Estate Mortgage Loans.    We originate mortgage loans secured by commercial real estate. These loans are primarily secured by office buildings, retail buildings, warehouses and general purpose business space. Although terms may vary, our commercial mortgages generally have maturities of ten years or less.

        We seek to reduce the risks associated with commercial mortgage lending by generally lending in our market area and obtaining periodic financial statements and tax returns from our borrowers. It is also our general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

        Consumer Loans.    We offer a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years, although we do offer a 90% loan to value product. The interest rates on our closed-end home equity loans are generally fixed, while interest rates on our home equity lines of credit are variable. We also offer a wide variety of consumer finance products through Finance Maryland. Loans made by Finance Maryland are generally for terms less than five years, carry a fixed rate of interest, and are generally secured by consumer goods, including automobiles.

Our Credit Administration Process

        Our lending activities are subject to written policies approved by our Board of Directors to ensure proper management of credit risk. We make loans that are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. We conduct regular portfolio reviews to identify potential under-performing credits, estimate loss exposure, geographic and industry concentrations, and to ascertain compliance with our policies. For significant problem loans, we review and evaluate the financial strengths of our borrower and the guarantor, the related collateral and the effects of economic conditions.

        The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted to any one individual is $500,000. Our loan committee of the Board of Directors is authorized to approve loans up to our banking subsidiary's legal lending limit, which currently approximates $11.6 million as of December 31, 2003. We have established an in-house limit of $3.0 million, which is reviewed periodically by the Board of Directors, and do have loans to a limited number of customers in excess of that amount.

        We generally do not make loans outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we and our borrowers are affected by the economic conditions prevailing in our market area.

        Finance Maryland's lending activities are subject to written policies approved by our Board of Directors. Our loans are subject to a well-defined credit process that includes a credit evaluation of the borrower and the adequacy of available collateral. Finance Maryland's loan policy provides various levels of individual lending authority. Finance Maryland purchases installment sales contracts from dealers applying the same criteria. Dealers are subject to pre-approval due diligence and must have a proven track record with management.

Our Competition

        We operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts, finance companies and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving banks in our market area have occurred recently, requiring us to compete with banks and finance companies with greater resources.

        The primary factors we face in competing for deposits are interest rates, personalized service, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, responsiveness, and personalized service. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions, finance companies and other financial intermediaries. Many of the financial institutions operating in our market area offer certain services such as trust and international banking, which we do not offer, and have greater financial resources or have substantially higher lending limits.

        To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers' needs. In those instances where we are unable to accommodate a customers' needs, we will arrange for those services to be provided by other financial institutions with which we have a relationship.

        Current banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes have resulted in an even greater degree of competition in the banking industry and we may be brought into competition with institutions with which we do not currently compete. As a result, intense competition in our market area may be expected to continue for the foreseeable future.

Supervision and Regulations

        First Mariner and its subsidiaries are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of financial holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of First Mariner and its subsidiaries.

        Federal Financial Holding Company Regulation and Structure.    First Mariner is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System. First Mariner is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. The Federal Reserve may conduct examinations of First Mariner and its subsidiaries.

        With certain limited exceptions, First Mariner is required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party's financial condition and management resources and record of performance under the CRA. Additionally, with certain exceptions any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of First Mariner is required to give 60 days written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

        With prior approval of the Federal Reserve, First Mariner may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Under current Federal Reserve regulations, such permissible nonbank activities include mortgage banking, equipment leasing, securities brokerage and consumer and commercial finance company operations.

        First Mariner's subsidiary bank is subject to certain quantitative and qualitative restrictions on extensions of credit to the financial holding company or its subsidiaries, investments in its securities, and the use of its securities as collateral for loans to any borrower. These regulations and restrictions may limit the ability to obtain funds from First Mariner's subsidiary bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a bank may not generally require a customer to obtain other services from itself or its affiliates, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for financial holding companies and their non-banking subsidiaries. Such rules were retained for banks.

        Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the Federal Reserve may charge the financial holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of First Mariner causes a loss to the FDIC, other insured subsidiaries could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates.

        State Bank Holding Company Regulation.    As a Maryland bank holding company, First Mariner is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Maryland Commissioner of Financial Regulation. Also, a bank holding company and its Maryland chartered bank or trust company cannot directly or indirectly acquire banking or nonbanking subsidiaries or affiliates until the bank or trust company receives the approval of the Maryland Commissioner.

        Federal and State Bank Regulation.    First Mariner's banking subsidiary is a Maryland chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the FDIC. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

        In its lending activities, the maximum legal rate of interest, fees, and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and the related interest to a financial institution's capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

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

        Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. First Mariner, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

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

Financial Services Modernization

        Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act ("GLBA") revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." First Mariner made an election to become a financial holding company in 2002 and, as such, First Mariner may engage in activities that are in addition to the business of banking. The GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. GLBA also permits certain qualified national banks to form "financial subsidiaries," which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The GLBA may increase the competition we encounter.

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

Limits on Dividends and Other Payments

        First Mariner's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". See "Federal Deposit Insurance Corporation Improvement Act of 1991" below. We do not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

        A banking organization's risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (subject to certain limitations), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. First Mariner and The Bank maintained capital ratios which exceeded these minimum standards. See "Management's Discussion and Analysis of Finance Condition and Results of Operations", for the year ended December 31, 2003 for more detailed information concerning capital adequacy.

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

        Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to First Mariner.

Federal Deposit Insurance Corporation Improvement Act of 1991

        In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

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

        Riegle-Neal also authorizes the federal banking agencies to approve de novo interstate branching by national and state banks in states which specifically allow for such branching. To our knowledge, only two states, Texas and Montana, have opted out of the Riegle-Neal provisions relating to interstate mergers, acquisitions of branches and establishment of de novo branches. We anticipate that Riegle-Neal may increase competition within our market area, although we cannot predict the timing or the extent of such increased competition.

Privacy Legislation

        Current Federal banking rules limit the ability of banks and other financial institutions to disclose non-public financial information about customers to non-affiliated third parties. Under these rules, financial institutions must provide initial notices to customers about their privacy policies that provide a description of the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates. Institutions must also provide annual notices to current customers that provide a reasonable method for customers to "opt out" of disclosures to non-affiliated parties. These policies affect how customer information is transmitted through diversified financial companies and conveyed to third parties. We have implemented our privacy policies in accordance with the law.

USA Patriot Act

        The USA Patriot Act of 2001 significantly increased the anti-money laundering and financial transparency laws to require additional due diligence for financial institutions. The law set standards for verifying customer information at account opening and maintenance of records, and created rules to promote cooperation among financial institutions, regulators and law enforcement in identifying parities that may be involved in terrorism or money laundering. The law requires non-financial businesses to report cash transactions in excess of $10,000 to the U.S. Treasury Department, and requires brokers and dealers to report suspicious customer activities.

Sarbanes-Oxley Legislation

        The Sarbanes-Oxley Act of 2002 was enacted to address accounting oversight and corporate governance matters. Included in this legislation was the creation of a five member oversight board appointed by the SEC that will set standards for accountants and have investigative and disciplinary powers, prohibit accounting firms from providing various types of consulting services, and require the accounting firm to rotate partners among public clients every five years. The legislation also increased penalties for financial crimes, required expanded disclosure of corporate operations and internal controls and certifications of financial statements, and enhanced controls on insider trading and reporting. The Act also provided for statutory separation between investment bankers and investment analysts.

ITEM 2    PROPERTIES

        We occupy executive offices located at 3301 Boston Street, Baltimore, Maryland. Currently, we lease approximately 58,000 square feet of space at this location. Annual rent for this space is approximately $1.1 million, of which $1.0 million is allocated for 55,000 square feet of office and $100,000 is allocated for 3,000 square feet of Bank branch space and drive-up banking and customer parking facilities. We lease an operations facility at 1516 Baylis Street, Baltimore, Maryland. We occupy approximately 30,000 square feet of office space and 4,500 square feet of storage space at this location. Annual rent is approximately $330,000 for the office space and $75,000 for the storage space.

        We operate retail bank branches at the following locations:*

Annapolis (2) 161 A Jennifer Road Annapolis, MD 21401-7923	Lutherville/Timonium (2) 1738 York Road Lutherville, MD 21093
Bel Air (1) 12 A Bel Air South Parkway Bel Air, MD 21015	Ocean City (2) 12505 Coastal Highway Ocean City, MD 21842
Canton/Headquarters (2) 3301 Boston Street Baltimore, MD 21224	Owings Mills (2) 60 Painters Mill Road Owings Mills, MD 21117
Carroll Island (2) 176 Carroll Island Road Baltimore, MD 21220	Perry Hall (1) 8843 Bel Air Road Perry Hall, MD 21236
Cockeysville (1) 9840 York Road Baltimore, MD 21030	Pikesville (1) 1013 Reisterstown Road Baltimore, MD 21208-4207
Crofton (1) 1049 MD Route 3 Gambrills, MD 21054	Randallstown (1) 9833 Liberty Road Randallstown, MD 21133-2034
Downtown Baltimore (2) 16 S. Calvert Street Baltimore, MD 21202-1305	Salisbury (2) 309 E. Main Street, Suite 101 Salisbury, MD 21801
Dundalk (2) 7860 Wise Avenue Baltimore, MD 21222	Severna Park (2) 366A Gov Ritchie Highway Severna Park, MD 21146
Easton (2) 8133 Elliott Road Easton, MD 21601	Towson (1) 115 East Joppa Road Baltimore, MD 21286-3113
Ellicott City (1) 10065 Baltimore National Pike Ellicott City, MD 21042	White Marsh (1) 10101 Philadelphia Road Baltimore, MD 21237
Glen Burnie (2) 7400 L. Gov. Ritchie Highway Glen Burnie, MD 21061	Woodlawn (1) 7007 Security Boulevard Baltimore, MD 21244-2514
Loch Raven (1) 1641 East Joppa Road Baltimore, MD 21286

*
For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)
Bank owns branch

(2)
Bank leases branch

        For more information on our lease commitments and costs see Note 6 of the notes to the consolidated financial statements.

        We operate mortgage offices at the following locations:

Annadale, VA (2) 7010 Little River Turnpike, Suite 140 Annadale, VA 22003	Fredericksburg, VA (2) 2515 Fall Hill Avenue Fredericksburg, VA 22401
Annapolis (2) 2086 Generals Highway, 2nd Floor Annapolis, MD 21401	Loch Raven (1) 1641 East Joppa Road Baltimore, MD 21286
Canton (VA Mortgage.Com) (2) 1516 Baylis Street Baltimore, MD 21224	Ocean City (2) 12505 Coastal Highway Ocean City, MD 21842
Canton/Headquarters (2) 3301 Boston Street Baltimore, MD 21224	Prince Georges (2) 7905 Malcolm Road, Suite 101 Clinton, MD 20735
Crofton (1) 1049 MD Route 3, 2nd floor Gambrills, MD 21054	Salisbury (2) 309 E. Main Street, Suite 100 Salisbury, MD 21801
Easton (2) 8133 Elliott Road Easton, MD 21601	Waldorf (2) 3200 Crain Highway, Suite 102 Waldorf, MD 20603-4841
Eldersburg (2) 1912 Liberty Road, Bldg. 2 Eldersburg, MD 21784
Ellicott City (1) 10065 Baltimore National Pike Ellicott City, MD 21042

(1)
Bank owns offices

(2)
Bank leases offices

        We operate consumer finance offices at the following locations which are leased by Finance Maryland:

Bel Air 225 Briarhill Place, Suite I-1 Bel Air, MD 21015	Overlea 7682 Belair Road Baltimore, MD 21236
Dundalk 1770 Merritt Blvd. Baltimore, MD 21222	Salisbury 319 B Civic Avenue Salisbury, MD 21804
Elkton 135 Big Elk Mall Elkton, MD 21921	Woodlawn 6666 Security Blvd., Suite 16 Baltimore, MD 21207
Frederick 454 Prospect Blvd Frederick, MD 21702	Canton/Headquarters 3301 Boston Street Baltimore, MD 21224
Glen Burnie 7400 Ritchie Highway, Suite E Glen Burnie, MD 21061	Dover, Delaware 222 S. Dupont Hwy, Ste. 101 Dover, DE 19901
Laurel 3421 Fort Meade Rd Laurel, MD 20707	Seaford, Delaware 1026 W. Stein Highway Seaford, DE 19973
Hagerstown 1423 Dual Hwy Hagerstown, MD 21740	Bear, Delaware 1831 Pulaski Highway Bear, DE 19701

        Our bank branches range in total size from 2,000 to 4,000 square feet, mortgage offices from 1,200 to 2,000 square feet and our Finance Maryland offices from 800 to 1,600 square feet. All of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

ITEM 3    LEGAL PROCEEDINGS

        We are not a party to, nor is any of our property the subject of, any material pending legal proceedings incidental to our business other than those arising in the ordinary course of business. In the opinion of management no such proceeding will have a material adverse effect on our financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2003.

ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

        Edwin F. Hale, Sr. (age 57) has been Chairman and Chief Executive Officer of First Mariner and of the Bank since 1995.

        Joseph A. Cicero (age 59) has been the President of First Mariner and Chief Operating Officer of the Bank since 1996.

        George H. Mantakos (age 61) has been Executive Vice President of First Mariner, and the President of the Bank since 1995.

        Mark A. Keidel (age 42) has been Senior Vice President and Chief Financial Officer of First Mariner and the Bank since June 2000. Prior to June 2000, Mr. Keidel was Senior Vice President and Chief Financial Officer of Mason Dixon Bancshares for the preceding five years.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDERS MATTERS

Market for Common Stock

        Our common stock trades on The Nasdaq National Market under the symbol "FMAR." The table below sets forth for the periods indicated the low and high market prices of our common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter- dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions. We currently have approximately 3,700 stockholders of record, and we did not pay a cash dividend in 2002 or 2003.

	Low	High
2003 Quarter ended:
Fourth quarter	$15.00	$20.17
Third quarter	12.70	17.70
Second quarter	12.26	13.90
First quarter	11.19	12.70
2002 Quarter ended:
Fourth quarter	$8.86	$11.44
Third quarter	9.95	12.50
Second quarter	9.70	12.93
First quarter	9.15	10.90

ITEM 6    SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands except for per share data)
Net Interest Income	$34,411	$30,988	$25,874	$21,020	$17,739
Provision For Loan Losses	2,536	2,175	1,625	1,105	785
Noninterest Income	21,086	14,994	10,741	8,923	7,176
Noninterest Expense	45,883	37,973	31,296	27,798	22,743
Net Income	5,307	3,904	2,304	640	877
Dividends per Common Share	—	—	—	0.02	0.06
Net Income per Common Share-Basic	0.97	0.73	0.58	0.20	0.28
Net Income per Common Share-Diluted	0.88	0.69	0.57	0.20	0.26
Total Assets	1,057,853	871,152	778,525	678,109	616,732
Loans Receivable, Net	601,155	526,777	463,141	425,657	326,206
Deposits	747,733	668,169	600,588	476,882	368,751
Long-term Borrowings and Repurchase Agreements	110,000	85,000	85,000	75,000	145,000
Stockholders' Equity	58,434	51,126	44,008	27,849	21,863
Allowance For Loan Losses	8,692	7,188	5,524	4,341	3,322
Net Chargeoffs	1,032	511	442	86	139
Nonperforming Assets to Total Assets	0.48%	0.40%	0.56%	1.00%	0.91%
Return On Average Assets	0.57%	0.49%	0.32%	0.10%	0.16%
Return On Average Equity	9.76%	8.20%	6.98%	2.85%	3.30%
Dividend Payout Ratio	—	—	—	10%	21%
Average Equity to Average Assets	5.83%	5.99%	4.65%	3.45%	4.79%
Regulatory Ratios
Leverage	8%	8%	8%	6%	6%
Tier 1 Capital To Risk Weighted Assets	10%	10%	11%	9%	10%
Total Capital To Risk Weighted Assets	15%	13%	13%	12%	15%

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About First Mariner Bancorp

        We are a financial holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. Our company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, our strategy has involved building a network of banking branches and ATMs to capture market share and build a community franchise for stockholders, customers and employees. We are focusing on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, consumer finance offices, and ATMs established during our infrastructure expansion phase.

        First Mariner Bank (the "Bank"), our only bank subsidiary, offers consumer and commercial banking and real estate lending services throughout central Maryland, the Eastern Shore of Maryland, and in portions of Virginia. Finance Maryland, LLC ("Finance Maryland"), is a wholly owned subsidiary, and offers traditional consumer finance products and services through its' branch network located in central Maryland, the Eastern Shore of Maryland, and Delaware. Branch locations in Delaware operate under the trade name of "Finance Delaware."

        The following discussion compares our financial condition at December 31, 2003 to the financial condition at December 31, 2002 and results of operations for the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included in this report.

Application of Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States and follow general practices within the banking and financial services industry. The application of these accounting principles requires our management to make estimates, judgments, and assumptions based upon information available at the time the financial statements are prepared, and affect the amounts reported in the financial statements and the accompanying notes.

        The most significant accounting policies we apply are discussed in note 1 to the consolidated financial statements of this document. These policies provide details on how certain assets and liabilities are valued in the financial statements and how those values are derived. Management believes that based upon the estimates, judgments and assumptions used to determine the allowance for loan losses, that this accounting estimate requires the most subjective and unpredictable judgments, and as such could be subject to revision as new information is available.

        The determination of the amount of the Allowance for Loan Losses is considered by management as a critical accounting estimate, as it represents management's estimate of probable loan losses, and loans outstanding comprise 57.7% of our total assets as of December 31, 2003. The estimates used in the determination of our allowance for loan losses include estimated losses on pools of homogeneous loans, losses estimated on specifically identified loans, and consideration of current economic trends and conditions, all of which may change significantly over time. Note 1 to the consolidated financial statements describes the methodology used in determining the Allowance for Loan Losses and a detailed discussion of factors influencing possible changes in this critical accounting estimate is included in the Credit Risk Management and the Allowance for Loan Losses sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Performance Overview

        We continued to achieve significant growth in loans and deposits while producing a record profit in 2003, leveraging our infrastructure to produce significant increases in revenue while maintaining the growth rate of our operating expenses. This resulted in higher levels of earnings and improved profitability, productivity and efficiency measures.

        We recorded net income of $5.307 million for 2003 compared to $3.904 million for 2002, an increase of 35.9%, marking our highest net income for any year since First Mariner's formation, and the third consecutive year of record profits. Diluted earnings per share were also the highest in our history, totaling $.88 per share for 2003, an increase of 27.5% from $.69 per diluted share in 2002. The growth in net income and earnings per share resulted as our gross revenue (net interest income and non interest income) increased $9.515 million or 20.7%, while our noninterest expenses, the provision for loan losses, and income tax expense increased by $8.112 million or 19.3%.

        Our largest category of revenue, net interest income, grew $3.423 million or 11.0% due to growth in average earning assets of 16.2%. Noninterest income increased $6.092 million or 40.6% due to higher levels of mortgage banking revenue, growth in deposit service charges and ATM fees, significant gains on sales of investment securities, higher income from bank-owned life insurance, and increased sales of credit and other insurance products. Core noninterest income (excluding gains on sales of investment securities) increased 36.0% and comprised 35.5% of total revenue of 2003 compared to 31.5% in 2002.

        Our increase in total expenses resulted from higher noninterest expenses of $7.910 million and an increase in the provision for loan losses of $361,000. Non-interest expense growth was primarily the result of higher salaries and benefit costs, and increased occupancy and equipment expenses to support our growth as well as costs associated with our branch expansion and infrastructure development of Finance Maryland for the year. Also contributing to the increase in non-interest expenses were several non-recurring items relating to the redemption of our of trust preferred securities, professional expenses to secure state income tax credits, and the funding of a private charitable foundation. These non-recurring items totaled $1.385 million. Excluding the non-recurring items, our non-interest expense growth was $6.525 million or 17.2%. The increase in our provision for loan losses reflects the growth in loans, higher levels of net charge offs, and an increase in the allowance for loan losses to 1.43% of total loans as of December 31, 2003 from 1.35% as of December 31, 2002. Our effective tax rate decreased to 25.0% for 2003 compared to 33.1% for 2002, due to higher levels of tax-exempt interest income, higher income from bank-owned life insurance that is tax free, and the utilization of Maryland state and federal income tax credits we earned during 2003.

        Our total assets increased by $186.701 million or 21.4%, reflecting significant increases in loans and deposits. Loans outstanding increased by $75.882 million or 14.2%, while our deposits grew by $79.564 million or 11.9%. Our growth statistics for loans and deposits continue to compare favorably to industry averages, and reflect our continued efforts in business development and advertising. Since our inception in 1995, total assets, loans, and deposits have all increased at an average annual compound growth rate of 48%. Stockholders' equity increased $7.308 million or 14.3% reflecting the retention of 2003's earnings, shares sold and issued under the employee stock purchase plan, and stock purchases exercised under option plans and warrants of $2.793 million.

        We continued to enjoy favorable asset quality in 2003. Our allowance for loan losses was increased to $8.692 million and totaled 171.4% of nonperforming assets as of December 31, 2003, compared to 203.9% as of December 31, 2002. Our ratio of net chargeoffs to average total loans was 0.19% in 2003, compared to 0.10% in 2002. Our ratio of nonperforming assets to total assets increased to 0.48% at December 31, 2003 from 0.40% at December 31, 2002.

        Capital adequacy levels remained strong, exceeding the levels we are required to maintain for "well-capitalized" status as defined by Banking regulation. December 31, 2003 ratios for our capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 7.7%, 10.2%, and 15.0%, respectively, compared to 7.8%, 9.9%, and 13.3%, respectively, at December 31, 2002. Our regulatory capital levels were strengthened by the increase in stockholders' equity and additional issuances of trust preferred securities.

Net Interest Income/Margins

        Our primary source of earnings is net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income we earn is determined mostly by the average balances ("volume") and the rate spreads between our interest-earning assets and our funding sources.

        Our net interest income increased to $34.411 million for 2003, an 11.0% increase from our net interest income of $30.988 million earned for 2002. The increase was attributable to growth in our average earning assets, which increased by $120.471 million or 16.2%. Our average loans and loans held for sale increased by 17.8% to $648.599 million and our average investments and other earning assets increased by 11.7% to $214.670 million. The increase we achieved in average loans reflects our expansion of commercial and real estate lending activities among middle market borrowers in the Baltimore Metropolitan area, the Bank's continued emphasis on consumer lending, and consumer finance receivables generated by Finance Maryland. Our average earning asset growth was funded by an increase in our average deposits of $101.943 million or 16.7%. We increased average deposits due to the continued success of sales and marketing efforts in our retail banking and commercial banking divisions, and our success in generating sales of longer-term Certificate of Deposit ("CD") products. Our average other borrowed funds increased by $29.454 million or 22.2%, primarily due to the issuance of additional trust preferred securities.

        For 2003, our interest income on loans increased to $47.511 million, which represents an increase of $4.776 million or 11.2% from $42.735 million we earned for 2002. While our average balances on loans and loans held for sale increased by $97.911 million or 17.8%, our yields decreased 43 basis points to 7.33%, as the Federal Reserve continued to reduce market interest rates in 2003. Interest income on our investment securities and other earning assets decreased $1.482 million or 15.4% to $8.114 million from $9.596 million. Our average balances increased on investments and other earning assets by 11.7% and our yields on these assets decreased by 122 basis points, which was more than offset by the increase in interest income we earned on loans. Interest expense on our deposits totaled $13.379 million in 2003, a decrease of $869,000 or 6.1% from $14.248 million for 2002. Growth in our average interest bearing deposits of 15.6% was offset by a decline in the average rates we paid on interest-bearing deposits of 52 basis points. Our interest expense on borrowings increased $740,000 to $7.835 million for 2003, an increase of 10.4% from $7.095 million for 2002, as we increased the level of borrowed funds during 2003. Our average rate paid on borrowed funds decreased 51 basis points.

        The key performance measure for our net interest income is the "net interest margin", or net interest income divided by average earning assets. Our net interest margin is affected by our loan pricing, our mix of earning assets, and our distribution and pricing of deposits and borrowings. Our net interest margin was 3.99% for the year ended December 31, 2003 as compared to 4.17% for 2002. The yields we earned on average total earning assets decreased by 61 basis points, while the cost of interest bearing deposits and borrowings we paid decreased by 49 basis points.

        "Comparative Average Balances—Yields and Rates" below indicates our average volume of interest-earning assets and interest-bearing liabilities and average yields and rates. Changes in our net interest income from period to period result from increases or decreases in the volume and mix of our interest-earning assets and our interest-bearing liabilities, increases or decreases in the average rates we earned and paid on such assets and liabilities and the availability of particular sources of funds, such as non-interest bearing deposits.

Comparative Average Balances Yields and Rates

	2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans & loans held for sale (net of unearned income)(1)	$648,599	$47,511	7.33%	$550,688	$42,735	7.76%
Mortgage-backed securities available for sale	75,920	3,646	4.80%	96,649	5,262	5.44%
Interest-bearing deposits	59,286	621	1.05%	39,002	558	1.43%
Treasury notes and U.S. government agency securities	34,204	934	2.73%	15,615	709	4.54%
Trust preferred securities	26,265	2,096	7.98%	26,026	2,233	8.58%
Restricted stock investments	3,750	141	3.76%	3,868	206	5.33%
Other earning assets	15,245	676	4.43%	10,950	628	5.74%

Total earning assets	863,269	55,625	6.44%	742,798	52,331	7.05%

Allowance for loan losses	(8,016)			(6,138)
Other assets	77,738			57,896

Total assets	$932,991			$794,556

Liabilities and stockholders' equity:
Deposits:
Passbook/Savings	$56,556	369	0.65%	$44,202	424	0.96%
NOW/MMDA	208,755	1,824	0.87%	203,969	2,589	1.27%
Certificates	328,411	11,186	3.41%	265,305	11,235	4.23%

Total interest-bearing deposits	593,722	13,379	2.25%	513,476	14,248	2.77%
Other borrowed funds	161,993	7,835	4.84%	132,539	7,095	5.35%

Total interest-bearing liabilities	755,715	21,214	2.81%	646,015	21,343	3.30%

Noninterest-bearing demand deposits	119,707			98,010
Other liabilities	3,220			2,948
Stockholders' equity	54,349			47,583

Total liabilities and stockholders' equity	$932,991			$794,556

Interest rate spread (Average yield less average rate)			3.63%			3.75%
Net interest income (Interest income less interest expense)		$34,411			$30,988
Net Interest Margin (Net interest income/total earning assets)			3.99%			4.17%

(1)
Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield. Interest income on loans includes amortized loan fees, net of costs, and late fees of $2,935, $2,382, and $1,720 for 2003, 2002, and 2001 respectively.

	2001
	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale (net of unearned income)(1)	$513,474	$43,621	8.50%
Mortgage-backed securities available for sale	103,938	6,562	6.31%
Interest-bearing deposits	19,967	511	2.56%
Treasury notes and U.S. government agency securities	3,023	208	6.88%
Trust preferred securities	21,064	1,893	8.99%
Other earning assets	8,347	467	5.59%

Total earning assets	669,813	53,262	7.95%

Allowance for loan losses	(4,940)
Other assets	44,998

Total assets	$709,871

Liabilities and stockholders' equity:
Deposits:
Passbook/Savings	$33,578	665	1.98%
NOW/MMDA	214,708	6,916	3.22%
Certificates	194,534	10,803	5.55%

Total interest-bearing deposits	442,820	18,384	4.15%
Other borrowed funds	158,219	9,004	5.69%

Total interest-bearing liabilities	601,039	27,388	4.56%

Noninterest-bearing demand deposits	72,358
Other liabilities	3,449
Stockholders' equity	33,025

Total liabilities and stockholders' equity	$709,871

Interest rate spread (Average yield less average rate)			3.39%
Net interest income (Interest income less interest expense)		$25,874
Net Interest Margin (Net interest income/total earning assets)			3.86%

(1)
Loans on non-accrual status are included in the calculation of average balances. Loans held for sale are included in calculation of average balances, income and yield. Interest income on loans includes amortized loan fees, net of costs, and late fees of $2,935, $2,382, and $1,720 for 2003, 2002, and 2001 respectively.

        "Rate/Volume Analysis" below indicates the changes in our net interest income as a result of changes in volume and rates. Changes in interest income and interest expense that result from variances in both volume and rates has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each. We maintain an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins and to provide adequate liquidity for our anticipated needs.

Rate/Volume Analysis

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	Variance due to changes in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$7,274	$(2,498)	$4,776
Mortgage-backed securities available for sale	(1,043)	(573)	(1,616)
Interest-bearing deposits	238	(183)	55
Treasury notes and U.S. government agency securities	592	(367)	225
Trust preferred securities	20	(157)	(137)
Other earning assets	205	(214)	(9)

Total interest income	7,286	(3,992)	3,294

Interest Expense:
Passbook	101	(156)	(55)
NOW/MMDA	59	(824)	(765)
Certificates	2,385	(2,434)	(49)
Other borrowed funds	1,467	(727)	740

Total interest expense	4,012	(4,141)	(129)

Change in net interest income	$3,274	$149	$3,423

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Variance due to changes in
	Average Volume	Average Rate	Net Increase/ (Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$3,037	$(3,923)	$(886)
Mortgage-backed securities available for sale	(440)	(860)	(1,300)
Interest-bearing deposits	340	(293)	47
Treasury notes and U.S. government agency securities	595	(94)	501
Trust preferred securities	430	(90)	340
Other earning assets	363	4	367

Total interest income	4,325	(5,256)	(931)

Interest Expense:
Passbook	169	(410)	(241)
NOW/MMDA	(329)	(3,998)	(4,327)
Certificates	3,360	(2,928)	432
Other borrowed funds	(1,395)	(514)	(1,909)

Total interest expense	1,805	(7,850)	(6,045)

Change in net interest income	$2,520	$2,594	$5,114

Noninterest Income

        We derive noninterest income principally from mortgage banking activities, service fees on our deposit accounts, ATM fees, commissions we earn on sales of insurance products and income from bank-owned life insurance. Our noninterest income for the year ended December 31, 2003 totaled $21.086 million, as compared to $14.994 million for the year ended December 31, 2002, an increase of $6.092 million or 40.6%. Our core noninterest income (excluding gains on sales of investment securities) increased 36.0%.

        Our gains on sales of loans increased by $1.579 million or 43.6% compared to the year ended December 31, 2002. Total mortgage loans we sold into the secondary market increased 33.7%, and pricing spreads on our loans sold also improved. The increase in mortgage loan origination was the result of our successful sales efforts, an increase in the number of our mortgage loan offices and lower interest rates. Our other mortgage banking fees decreased by $76,000 or 4.1%. Origination related income decreased by $59,000, while our mortgage servicing revenue decreased by $17,000. The decline in our origination related income occurred primarily due to a higher mix of Veterans Administration ("VA") loans to total production. VA loans do not permit us to collect document preparation or other origination fees.

        Service fees on our deposit accounts increased by $2.354 million or 54.4% as we increased the number of demand deposit accounts by 7,010 or 13%, and introduced a new product ("cash advantage") that significantly increased revenue derived from customer overdrafts. Cash advantage permits our customers to draw small amounts (generally less than $500) from checking accounts in excess of their available balance. Any overdrawn items are paid by us rather than returned to the depositor and the customer is assessed a standard overdraft fee. Pricing on most of our deposit accounts remained unchanged throughout 2003. Our ATM fees increased by $411,000 or 19.5%, due to increased transaction volume and higher transaction fee pricing for non-customers.

        We realized net gains of $1.371 million from the sale of investment securities in 2003, compared to net gains of $497,000 for 2002. The increase in our gains on sales of securities was primarily attributable to realized gains of $740,000 on sales of securities to raise proceeds for the redemption of our trust preferred securities in October of 2003. Our other sources of non-interest income increased $950,000 or 36.4% compared to 2002, due to increased sales of our credit and other insurance products from Finance Maryland of $749,000 and higher income from bank-owned life insurance of $207,000.

	Years Ended December 31,
	2003 Amount	2002 Amount	2001 Amount
	(Dollars in thousands)
Gain on sale of loans	$5,201	$3,622	$1,912
Service fees on deposits	6,681	4,327	3,590
ATM Fees	2,520	2,109	1,635
Gain on sale of investment securities	1,371	497	36
Other mortgage banking fees	1,756	1,832	1,991
Other	3,557	2,607	1,577

Total noninterest income	$21,086	$14,994	$10,741

Noninterest Expense

        Our noninterest expense totaled $45.883 million for the year ended December 31, 2003, compared to $37.973 million for 2002, an increase of $7.910 million or 20.8%. This increase includes costs we incurred for the expansion of Finance Maryland that totaled $2.422 million and several non-recurring items of $1.385 million. Excluding the expense increases for Finance Maryland and non-recurring items, our non-interest expenses increased $4.103 million or 10.8%

        We paid higher salaries and benefits costs of $2.920 million or 14.8% compared to 2002, primarily due to staffing of Finance Maryland, staffing increases to support our loan and deposit growth, regular salary increases and higher benefit costs. Our occupancy costs for 2003 grew $634,000 or 12.7% compared to 2002, due to the additional Finance Maryland offices, one additional bank branch, and additional retail office space for mortgage lending. Our furniture, fixtures and equipment expenses increased for the year ended 2003 by $432,000 or 17.7% also due to the addition of consumer finance offices, the additional bank branch and mortgage space.

        Our professional services decreased by $381,000 or 30.4% and totaled $873,000 for 2003 as a result of lower expenses incurred for loan workouts. Our advertising expenses increased by $122,000 or 11.4% and totaled $1.193 million, as we increased advertising and marketing during the year. We experienced higher data processing expenses of $286,000 or 16.8%, as our account volume increased and we developed several new products. Increased service and maintenance cost of $265,000 occurred due to an increase in our locations and higher costs for snow removal in early 2003. Our printing expenses grew by $336,000 and postage expenses by $363,000 as a result of increased production of direct mail campaigns for mortgage lending and consumer finance. Consulting expenses increased $274,000 due to consulting fees we paid to assist in securing state income tax credits. Our other non interest expenses not detailed in the table below increased $1.081 million which includes increased loan origination and collection expenses of $388,000, the funding of a our private charitable foundation of $175,000, as well as increases in our other general and administrative expenses.

Noninterest expense

	Years Ended December 31,
	2003 Amount	2002 Amount	2001 Amount
	(Dollars in thousands)
Salaries and employee benefits	$22,681	$19,761	$14,629
Net occupancy	5,625	4,991	4,478
Furniture, fixtures and equipment	2,875	2,443	2,088
Professional services	873	1,254	858
Advertising	1,193	1,071	1,079
Data processing	2,032	1,746	1,587
Service and maintenance	1,308	1,043	933
Office supplies	691	550	455
ATM servicing expenses	922	831	695
Printing	795	459	368
Corporate insurance	242	191	154
OREO expense	18	(131)	412
FDIC Premiums	109	186	391
Consulting fees	506	232	221
Marketing/promotion	815	619	459
Postage	756	393	319
Security	294	222	217
Writeoff of Unamortized Trust Preferred expenses	945	—	—
Other	3,203	2,112	1,953

Total noninterest expense	$45,883	$37,973	$31,296

Income Tax Expenses

        We recorded tax expense of $1.771 million in 2003 for an effective tax rate of 25.0% compared to income tax expense of $1.930 million and an effective tax rate of 33.1% for 2002. Our effective rate decreased due to higher levels of tax-exempt income, primarily higher levels of investment securities exempt from state income taxes, income from Bank-owned life insurance that is tax exempt, and the utilization of $434,000 of Maryland state and federal income tax credits.

        In September of 2003, we announced that the Bank had earned significant state tax incentives through its participation in the One Maryland Economic Development and Job Creation Tax Credit programs. The tax incentives we earned total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. We expect the Bank to fully realize the full value of the credits before their expiration.

        We have utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2003. Our net operating loss carryforwards for state income tax purposes approximated $7.704 million and can be offset by the future state taxable income of First Mariner Bancorp only. Operating loss carry-forward tax benefits are in addition to the tax credits discussed above. Currently, we believe that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the potential utilization of our net operating loss carryforward. Therefore, we have established a valuation allowance equal to the deferred tax asset associated with the net operating loss carryforward of $356,000 to reflect this uncertainty.

Financial Condition

        At December 31, 2003, our total assets were $1,057.853 million as compared to $871.152 million at December 31, 2002, an increase of 21.4%. This increase occurred as we continued to benefit from the development of our bank branching and mortgage loan office network, expansion of our commercial and retail business development efforts, our formation and expansion of Finance Maryland and successful development and marketing of our deposit and loan products.

        Our total loans at December 31, 2003 were $609.847 million, as compared to $533.965 million on December 31, 2002, which represents an increase of $75.882 million or 14.2%. We realized growth in commercial mortgage, commercial construction loans, commercial loans and consumer loans, while our residential mortgage loans and residential construction loans decreased. Loans held for sale decreased by $34.043 million as we experienced slower origination activity in the later part of 2003 compared to 2002. Investment securities increased by $160.627 million as our growth in funding sources (deposits and borrowings) exceeded growth in our loans and we placed our excess funds in investment securities. Our interest-bearing deposits decreased by $20.027 million.

        We increased total deposits by $79.564 million, an increase of 11.9% from $668.169 million at December 31, 2002. Our borrowings, repurchase agreements, and trust preferred offerings increased by $99.589 million, and increased the mix of our borrowed funds to 23.3% of total assets as of December 31, 2003, compared to 16.9% as of December 31, 2002.

Loan Portfolio

        Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

        The following table sets forth the composition of our loan portfolio.

	At December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Loans:
Commercial Loans and Lines of Credit	$78,900	$56,760	$64,157	$70,726	$68,215
Commercial/Residential Construction	47,200	31,878	34,411	34,832	8,092
Commercial Mortgages	235,375	202,994	144,836	101,601	97,909
Residential Construction-Consumer	119,973	135,189	125,954	82,318	34,419
Residential Mortgages	40,122	46,065	54,456	98,731	85,784
Consumer	88,277	61,079	44,851	41,790	35,109

Total Loans	$609,847	$533,965	$468,665	$429,998	$329,528

        The largest increase in our loan portfolio occurred in the Commercial mortgage category, which increased by $32.381 million. Commercial loans increased by $22.140 million and commercial construction loans increased by $15.322 million. Growth in all types of our commercial loans reflected successful marketing and sales efforts of the Bank's commercial lending unit, a strong regional economy, as well as a favorable interest rate environment. Our consumer loans increased by $27.198 million due successful marketing campaigns, a favorable economic and interest rate environment, growth in consumer finance receivables generated by Finance Maryland, and successful cross-selling of home equity products to 1st mortgage customers. Residential construction loans to consumers decreased $15.216 million as our origination activity in this product line fell $27.769 million primarily due to increased pricing competition. Our residential real estate loans, which consist primarily of 3 and 5-year adjustable-rate mortgages, decreased by $5.943 million. The decrease in this category of loans reflects higher payoffs and lower originations of adjustable rate loans as historically low mortgage interest rates encouraged our customers to elect fixed rate 15- and 30-year loans that were sold in the secondary market.

        Approximately 25.2% of our loans have adjustable rates as of December 31, 2003 compared to approximately 25.7% at December 31, 2002, including adjustable rate first mortgages indexed to U.S. Treasury obligations and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall the interest we earn would decline, thus impacting our interest income. See our discussion under "Liquidity and Interest Rate Sensitivity" below. The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for our loan portfolio at December 31, 2003. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections. The scheduled repayments shown are reported in the maturity category in which the payment is due.

Maturity Schedule of Selected Loans

	Up to 1 Year	More Than 1 Year to 5 Years	5 Years to 10 Years	More Than 10 Years	Total
	(in thousands)
Total Loans:
Residential Mortgages	$5,324	$2,727	$3,885	$28,186	$40,122
Commercial Construction	5,401	14,665	5,467	3,618	29,151
Residential Construction-Commercial	9,657	8,045	—	347	18,049
Residential Construction-Consumer	119,746	91	59	77	119,973
Commercial Mortgages	20,837	165,826	45,503	3,209	235,375
Commercial	46,458	26,112	6,238	92	78,900
Consumer	59,640	15,717	4,013	8,907	88,277

Total	$267,063	$233,183	$65,165	$44,436	$609,847

Fixed Rate Loans:
Residential Mortgages	$4,329	$1,234	$1,571	$6,553	$13,687
Commercial Construction	1,407	8,677	3,375	2,099	15,558
Residential Construction-Commercial	1,024	1,981	—	—	3,005
Residential Construction-Consumer	119,746	85	49	9	119,889
Commercial Mortgages	18,175	156,784	44,268	3,019	222,246
Commercial	27,826	9,573	2,362	90	39,851
Consumer	13,166	15,717	4,013	8,907	41,803

Total—Fixed Rate	185,673	194,051	55,638	20,677	456,039

Variable Rate Loans:
Residential Mortgages	995	1,493	2,314	21,633	26,435
Commercial Construction	3,994	5,988	2,092	1,519	13,593
Residential Construction-Commercial	8,633	6,064	—	347	15,044
Residential Construction-Consumer	—	6	10	68	84
Commercial Mortgages	2,662	9,042	1,235	190	13,129
Commercial	18,632	16,539	3,876	2	39,049
Consumer	46,474	—	—	—	46,474

Total—Variable Rate	81,390	39,132	9,527	23,759	153,808

Total—Fixed And Variable	$267,063	$233,183	$65,165	$44,436	$609,847

Credit Risk Management

        We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies are designed to minimize our risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio as well as general and regional economic conditions.

        Our allowance for loan losses represents a reserve for potential losses in the loan portfolio. We evaluate the adequacy of our allowance for loan losses continually based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that we believe require special attention.

        For significant problem loans, our review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions. Specific reserves against the remaining loan portfolio are based on our analysis of historical loan loss ratios, loan chargeoffs, delinquency trends, previous collection experience, and the risk rating we place on each individual loan along with an assessment of the effects of external economic conditions. "Allowance for Loan Losses Allocation," which is set forth below, indicates the specific reserves we allocated by loan type and also the general reserves included in our allowance for loan losses.

        Our provision for loan losses is a charge applied to earnings in the current period to maintain our allowance at a level we have determined to be adequate based upon factors noted above. We provided $2.536 million for loan losses for the year ended December 31, 2003, as compared to $2.175 million for the year ended December 31, 2002. The increase in our provision was the result of an increase in the coverage ratio of our allowance for loan losses to our total loans to 1.43% as of December 31, 2003 from 1.35% as of December 31, 2002, and an increase in our net charge-offs in 2003 compared to 2002.

        As of December 31, 2003 our allowance for loan losses was $8.692 million, as compared with the December 31, 2002 balance of $7.188 million, an increase of $1.504 million or 20.9%. We recognized net charge-offs of $1.032 million and $511,000 for 2003 and 2002, respectively. Our net charge-offs as a percentage of our average loans were 0.19% for 2003 compared to 0.10% in 2002. Our net charge-off levels for the Bank were $516,000 in 2003 compared to $337,000 in 2002, reflecting charge-offs associated with the Bank's new cash advantage product. Our net charge-offs for Finance Maryland totaled $516,000 (3.24% of average consumer finance loans) in 2003 compared to $174,000 (2.53% of average consumer finance loans).

        The following table, "Allowance for Loan Losses" summarizes the activities in our allowance.

Allowance for Loan Losses

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$7,188	$5,524	$4,341	$3,322	$2,676

Loans charged off:
Commercial	—	—	(347)	(62)	—
Commercial/Residential Construction	—	(65)	(50)	—	—
Commercial Mortgages	—	—	—	—	—
Residential Construction-Consumer	(244)	(200)	—	—	—
Residential Mortgages	(19)	—	(5)	(24)	—
Consumer	(1,003)	(288)	(116)	(12)	(142)

Total loans charged off	(1,266)	(553)	(518)	(98)	(142)

Recoveries
Commercial	17	—	69	—	—
Commercial/Residential Construction	65	—	—	—	—
Commercial Mortgages	—	—	—	—	—
Residential Construction-Consumer	—	—	—	—	—
Residential Mortgages	1	9	1	4	—
Consumer	151	33	6	8	3

Total recoveries	234	42	76	12	3

Net chargeoffs	(1,032)	(511)	(442)	(86)	(139)

Provision for loan losses	2,536	2,175	1,625	1,105	785

Allowance for loan losses, end of year	$8,692	$7,188	$5,524	$4,341	$3,322

Loans (net of premiums and discounts)
Period-end balance	$609,847	$533,965	$468,665	$429,998	$329,528
Average balance during period	552,528	496,486	455,780	383,719	301,108
Allowance as percentage of period-end loan balance	1.43%	1.35%	1.18%	1.01%	1.01%
Percent of average loans:
Provision for loan losses	0.46%	0.44%	0.36%	0.29%	0.26%
Net chargeoffs	0.19%	0.10%	0.10%	0.02%	0.05%

        We deploy a systematic methodology for determining our allowance for loan losses that includes a quarterly review process and adjustment to our allowance. Our process includes updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, while large groups of homogeneous loans are reviewed as pools. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth and delinquency levels. These qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology, and perform various loan review functions.

        Our methodology employs management's judgment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

        As a result of our ongoing review of the loan portfolio, we classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. We recognize interest on non-accrual residential real estate loans only when it is received.

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

        The following table summarizes our allocation of allowance by loan type.

Allowance for Loan Losses Allocation (dollars in thousands)

	December 31, 2003			December 31, 2002			December 31, 2001
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and Lines of Credit	$1,075	12.4%	12.9%	$826	11.5%	10.6%	$1,141	20.7%	13.7%
Commercial/Residential Construction	273	3.1%	7.7%	254	3.5%	6.0%	81	1.5%	7.3%
Commercial Mortgages	2,414	27.8%	38.6%	1,632	22.7%	38.0%	1,377	24.9%	30.9%
Residential Construction-Consumer	1,853	21.3%	19.7%	2,128	29.6%	25.3%	936	16.9%	26.9%
Residential Mortgages	46	0.5%	6.6%	23	0.3%	8.6%	99	1.8%	11.6%
Consumer	1,139	13.1%	14.5%	640	8.9%	11.5%	112	2.0%	9.6%
Unallocated	1,892	21.8%	—	1,685	23.5%	—	1,778	32.2%	—

Total	$8,692	100.0%	100.0%	$7,188	100.0%	100.0%	$5,524	100.0%	100.0%

	December 31, 2000			December 31, 1999
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and Lines of Credit	$1,150	26.5%	16.4%	$1,264	38.0%	20.7%
Commercial/Residential Construction	191	4.4%	8.1%	156	4.7%	2.5%
Commercial Mortgages	1,106	25.5%	23.6%	892	26.9%	29.7%
Residential Construction-Consumer	734	16.9%	19.2%	306	9.2%	10.4%
Residential Mortgages	107	2.5%	23.0%	90	2.7%	26.0%
Consumer	127	2.9%	9.7%	123	3.7%	10.7%
Unallocated	926	21.3%	—	491	14.8%	—

Total	$4,341	100.0%	100.0%	$3,322	100.0%	100.0%

Nonperforming Assets

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans on nonaccrual status	$4,774	$1,278	$1,652	$3,172	$4,229
Real estate acquired by foreclosure	296	2,247	2,683	3,610	1,360

Total non-performing assets	$5,070	$3,525	$4,335	$6,782	$5,589

Loans past-due 90 days or more and accruing	$2,258	$9,346	$5,257	$701	$2,062

        As of December 31, 2003, we had $4.774 million in nonaccrual loans, as compared with $1.278 million at December 31, 2002. We held other real estate owned of $296,000 at December 31, 2003, compared to $2.247 million at December 31, 2002. The increase in our nonaccrual loans resulted primarily from 2 commercial real estate loans totaling $2.785 million that we placed on non accruing status during 2003, and an increase in our residential construction-consumer loans in non-accrual status at year end on 2003. The decline in other real estate owned resulted from our successful resolutions and sales of assets acquired in foreclosure during 2003. Our nonperforming assets, the total of nonaccrual loans and other real estate owned, increased to 0.48% of our total assets at December 31, 2003 from 0.40% of our total assets at December 31, 2002, reflecting the increase in the our total level of nonperforming assets.

        Our allowance for loan losses represented 171.4% of nonperforming assets as of December 31, 2003 compared to 203.9% as of December 31, 2002. Our loans past-due 90 days or more and accruing decreased significantly, ending 2003 at $2.258 million, compared to $9.346 million at the end of 2002. The decline in our 90+ past due loans reflects improved delinquency of our residential construction-consumer loans. We believe our allowance for loan losses is adequate.

Contractual Obligations and Commitments

        First Mariner has certain obligations to make future payments under contract. At December 31, 2003, the aggregate contractual obligations and commitments are:

Contractual Obligations

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time Deposits and Certificates of Deposits $100,000 and Over	$115,827	$22,389	$41,802	$51,636	$—
Borrowings	198,884	88,884	—	25,000	85,000
Annual Rental Commitments Under Non-Cancelable Leases	20,947	3,133	5,317	4,266	8,231

Total	$335,658	$114,406	$47,119	$80,902	$93,231

Other Commitments

	Amount of Commitment—Expiration by Period
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to Extend Credit	$175,803	$111,702	$64,101	$—	$—
Standby Letters of Credit	4,041	4,041	—	—	—

Total	$179,844	$115,743	$64,101	$—	$—

Capital Resources

        Our stockholders' equity totaled $58.434 million as of December 31, 2003 as compared to $51.126 million as of December 31, 2002, an increase of $7.308 million or 14.3%. The increase resulted from the net retention of our earnings of $5.307 million, and additional paid in capital of $2.793 million through the purchase of shares by our employee stock purchase plan and the exercise of stock options and warrants, offset by the decline in accumulated other comprehensive income of $792,000. The change in our accumulated other comprehensive income reflects the decrease in value of our available for sale securities. This decline resulted as we realized gains on sales of securities of $841,000 (net of income taxes) during the year.

        Our banking regulators have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. All banks and financial holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "deemed" credit risks will require more capital support than assets with lower risk. Additionally, capital must be maintained to support certain off-balance sheet instruments.

        To date, we have provided for our capital requirements mainly through the funds we received from stock offerings and issuances of trust preferred securities. In the future, we may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table for "Capital Ratios", we exceeded our capital adequacy requirements as of December 31, 2003 and 2002 and met the requirement for "well capitalized" under Federal Banking Regulation. We continually monitor our capital adequacy ratios to ensure that we exceed regulatory capital requirements.

        In June, August, and September 2003, we issued trust preferred securities totaling $36.5 million. We used a portion of these proceeds to redeem our June 1998 issuance of $21.45 million and the remaining amount of $15.050 million became eligible as total capital for regulatory purposes. See note 9 of the Consolidated Financial Statements for more information concerning our trust preferred securities.

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

        Our capital position is presented in the following table:

Capital Ratios

	December 31,			Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
	2003	2002	2001
Total capital to risk weighted assets	15.0%	13.3%	12.9%	8.0%	10.0%
Tier 1 capital to risk weighted assets	10.2%	9.9%	10.7%	4.0%	6.0%
Tier 1 capital leverage ratio	7.7%	7.8%	8.0%	4.0%	5.0%

        Our banking subsidiary also maintains capital levels that qualify for "Well Capitalized" status under current regulatory guidelines. See note 14 to the consolidated financial statements for more detailed information on the Bank's capital adequacy ratios.

Interest Rate Sensitivity and Liquidity

        Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of our earning assets and our funding sources. The primary objective of our asset/liability management is to ensure the steady growth of our primary earnings component, net interest income. Our net interest income can fluctuate with significant interest rate movements. We may attempt to structure the statement of financial condition so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. However, imbalances in these repricing opportunities at any point in time may be appropriate to mitigate risks from fee income subject to interest rate risk such as mortgage banking activities.

        The measurement of our interest rate sensitivity, or "gap," is one of the techniques used in asset/liability management. Interest sensitive gap is the dollar difference between our assets and liabilities which are subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

        Our management and our board of directors oversee the asset/liability management function and meet periodically to monitor and manage the statement of financial condition, control interest rate exposure, and evaluate pricing strategies. We evaluate the asset mix of the statement of financial condition continually in terms of several variables: yield, credit quality, funding sources and liquidity. Our management of the liability mix of the statement of financial condition focuses on expanding our various funding sources and promotion of deposit products with desirable repricing or maturity characteristics.

        In theory, we can diminish interest rate risk through maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on our interest-sensitive assets and liabilities when interest rates change, and the availability of our funding sources. Accordingly, we strive to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest- bearing liabilities commensurate with our expectations relative to market interest rates. Additionally, we may employ the use of off balance sheet instruments, such as interest rate swap or caps, to manage our exposure to interest rate movements. Generally, we attempt to maintain a balance between rate-sensitive assets and liabilities that is appropriate to minimize our overall interest rate risk, not just our net interest margin.

        Our interest rate sensitivity position as of December 31, 2003 is presented in the table, "Rate Sensitivity Analysis" below. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage backed securities that are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the

Mid-Atlantic region. The difference between our rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2003, our interest sensitive assets exceeded our interest sensitive liabilities within a one year period by $135.449 million or 12.8% of total assets. As of December 31, 2002, our interest rate sensitive assets exceeded our interest-sensitive liabilities by $217.094 million or 24.9% of total assets. The change in our interest rate sensitivity gap occurred due to growth in our earning assets in excess of one year, which was funded by decreases in our short term earning assets such as interest bearing deposits and our loans held for sale, and growth in our deposits with shorter maturities or repricing opportunities.

        While we monitor interest rate sensitivity reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We employ the use of a statistical model to forecast the effects interest rate changes may have on our mortgage loan volume and revenue. We attempt to structure our asset and liability management strategies to mitigate the impact on net income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income or net income. At December 31, 2003, in an assumed increase of 100 basis points over a one year period, our net interest income would decline by 1%, while our net income would decrease by 15%. If rates were to decline by 100 basis points, our net interest income would increase by 1% and net our net income would increase by 15%. The difference in results between changes in our net interest income and our net income reflect the forecasted effects on changes in our mortgage banking revenue (net of variable costs) due to projected changes in interest rates, and does not include strategies we may implement to increase volume or reduce our semi-variable or fixed costs should rates increase and revenue decline.

Rate Sensititivity Analysis

	As of December 31, 2003
	180 Days or Less	181 Days- One Year	One-Five Years	Five-Ten Years	Longer Than 10 Years or Non- Sensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$20,105	$—	$—	$—	$—	$20,105
Investment securities	21,190	15,975	177,469	49,219	24,584	288,437
Restricted stock investments	7,265	—	—	—	—	7,265
Loans held for sale	59,055	—	—	—	—	59,055
Loans	288,624	83,397	175,758	32,650	29,418	609,847

Total interest-earnings assets	$396,239	$99,372	$353,227	$81,869	$54,002	$984,709

Interest-bearing liabilities:
Savings	$3,349	$2,959	$23,992	$30,810	$—	$61,110
NOW accounts	2,920	2,928	23,686	30,281	—	59,815
Money market accounts	111,600	4,480	36,449	—	—	152,529
Certificates of Deposit	49,496	35,107	256,697	—	—	341,300
Borrowings	122,323	25,000	25,000	74,500	—	246,823

Total interest-bearing liabilities	$289,688	$70,474	$365,824	$135,591	$—	$861,577

Interest rate sensitive gap	$106,551	$28,898	$(12,597)	$(53,722)	$54,002	$123,132

Cumulative interest rate gap	$106,551	$135,449	$122,852	$69,130	$123,132

Ratio of rate sensitive assets to rate sensitive liabilities	137%	141%	97%	60%	— %

        Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. For the most part, our liquidity is derived from increased customer deposits, the maturity distribution of our investment portfolio, loan repayment and income from our earning assets. Our loan to deposit ratio was 81.6% and 79.9% for December 31, 2003 and 2002, respectively. Funds we received from new and existing depositors, provided a large source of liquidity for the years ended December 31, 2003 and 2002. We primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Our CD's of $100,000 or more are summarized by maturity in the table, "Maturity of Certificates of Deposit $100,000 or more", below. To the extent that our deposits are not adequate to fund our customer loan demand, we may meet liquidity needs in the short-term funds market. We can obtain longer term funding through advances from the Federal Home Loan Bank ("FHLB"). Our banking subsidiary maintains lines of credit with the FHLB of $158.462 million, with an availability of $14.462 million as of December 31, 2003. Other lines of credit available to the bank totaled $135.000 million at year-end. Most of our borrowing facilities require the pledging of certain qualifying assets in order to access funding. As of December 31, 2003, our borrowing capacity totaled $100.047 million based upon qualifying assets that we have not pledged to support existing borrowings.

        At December 31, 2003, we held short-term interest-bearing deposits totaling $20.105 million compared to $40.132 million at December 31, 2002. These deposits have immediate availability to meet our short-term funding needs. Also, our investment securities portfolio includes $149.763 million of mortgage-backed securities that provide significant cash flow each month. Our entire investment portfolio is classified as available for sale, is highly marketable, and available to meet our liquidity needs. Loans held for sale, which totaled $59.055 million at December 31, 2003 are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans which are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 6-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market.

        In the ordinary course of business, we make commitments to fund approved loans or make material commitments for capital expenditures such as new facilities or computer systems. As of December 31, 2003, we had outstanding loan commitments of $175.803 million and no commitments for material capital expenditures. At December 31, 2002 our unfunded loan commitments were $161.660 million and we had no commitments for material capital expenditures. We are not aware of any known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

Deposits

        We use deposits as the primary source of funding of our loans. The following table describes the maturity of our Certificates of Deposit of $100,000 or more at the dates indicated.

Maturity of Certificates of Deposit $100,000 or More

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Under 3 months	$7,223	$8,070	$6,557
3 to 6 months	6,310	5,062	8,111
6 to 12 months	8,856	23,653	8,632
Over 12 months	93,438	44,843	38,032

Total	$115,827	$81,628	$61,332

        We offer individuals and businesses a wide variety of accounts. These accounts include checking, savings, money market and CD's and are obtained primarily from communities we serve. We have no brokered deposits. The following table details the average amount, the average rate paid and the percentage of each category to our total deposits for the years ended December 31, 2003, 2002 and 2001.

Average Deposit Composition and Cost

	Year Ended December 31, 2003
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$208,755	0.87%	29.4%
Regular savings deposits	56,556	0.65%	7.8%
Certificates of Deposit	328,411	3.41%	46.0%

Total interest-bearing deposits	593,722	2.25%	83.2%

Noninterest-bearing demand deposits	119,707	—	16.8%

Total deposits	$713,429	1.88%	100.0%

	Year Ended December 31, 2002
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$203,969	1.27%	33.4%
Regular savings deposits	44,202	0.96%	7.2%
Certificates of Deposit	265,305	4.23%	43.4%

Total interest-bearing deposits	513,476	2.77%	84.0%

Noninterest-bearing demand deposits	98,010	—	16.0%

Total deposits	$611,486	2.33%	100.0%

	Year Ended December 31, 2001
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW & money market savings deposits	$214,708	3.22%	41.7%
Regular savings deposits	33,578	1.98%	6.5%
Certificates of Deposit	194,534	5.55%	37.8%

Total interest-bearing deposits	442,820	4.15%	86.0%

Noninterest-bearing demand deposits	72,358	—	14.0%

Total deposits	$515,178	3.57%	100.0%

        Our total deposits as of December 31, 2003 were $747.733 million compared to $668.169 million as of December 31, 2002, an increase of $79.564 million. Rates paid on our deposits decreased significantly with the overall decrease in market interest rates. On an average balance, all categories of our deposits increased, with the largest growth occurring in our certificates of deposit with maturities beyond one year and non-interest bearing demand deposits. These increases reflect our growth strategy, which includes significant marketing and promotion, cross-selling, product development, and the development of our banking branch network.

Investment Securities

        The following table presents the composition of our investment securities portfolio as of December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
	(in thousands)
Investment securities—available for sale:
Mortgage-backed securities	$149,763	$73,842	$87,057
Trust preferred securities	22,987	26,399	24,594
US Government agency bonds	107,314	12,159	—
US Treasury securities	1,001	1,015	1,014
Equity securities	1,274	2,824	2,624
Foreign Government Bonds	1,250	850	600
Other investment securities	4,848	10,721	3,964

Total investment securities—available-for-sale	$288,437	$127,810	$119,853

        Our investment portfolio at December 31, 2003, is comprised of highly marketable securities, with over 80% secured by the U.S. Government or U.S. Government agencies. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2003, the average duration of our investment portfolio was 3.02 years, shorter than the average duration of 3.33 years at December 31, 2002. This reflects our decision to invest in shorter-term obligations to mitigate potential market value and earnings declines in rising rate environments. Our investments in trust preferred securities, corporate obligations and common stocks totaled $29.109 million as of December 31, 2003 compared to $39.944 million as of December 31, 2002. We continually monitor the credit risk associated with corporate investments, and the risk is diversified as the maximum exposure to any one corporate issuer is less than 2% of total investment securities.

Borrowings and Repurchase Agreements

        Our borrowings consist of short-term promissory notes issued to certain qualified investors and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to ten years and generally contain prepayment penalties.

        Our total borrowings and repurchase agreements increased by $84.060 million or 73.2%. The increase resulted from increases in our short-term and long-term FHLB advances and growth in our short-term promissory notes.

        Our repurchase agreements may be short-term or long-term, are priced at origination and cannot be prepaid without penalty. Total repurchase agreements remained unchanged. See note 8 of the consolidated financial statements for more information concerning our borrowings and repurchase agreements.

Off-Balance Sheet Arrangements

        We engage in financial instruments with off-balance sheet risk in the normal course of business in order to meet the financial needs of customers. These financial instruments include commitments to extend credit, and standby letters of credit. We apply the same credit policies in making commitments and conditional obligations for off-balance sheet instruments as we do for on-balance sheet credits. These obligations are reviewed quarterly as part of the determination of the allowance to determine the appropriate reserve for loss needed for off-balance sheet arrangements.

        For a more detailed discussion of our off-balance sheet arrangements, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations—"Interest Rate Sensitivity and Liquidity" beginning on page 35 and Note 5 of the consolidated financial statements.

Impact of Inflation and Changing Prices

        Our consolidated financial statements and notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Financial Review 2002/2001

        For the year ended December 31 2002, we recorded net income of $3.904 million or $0.73 per basic share, compared to net income of $2.304 million income or $0.58 per basic share in 2001. Our gross revenue (net interest income and non interest income) increased $9.367 million while our non interest expenses, the provision for credit losses and income taxes increased by $7.767 million.

        Our net interest income for 2002 increased $5.114 million or 19.8% from 2001, due to growth in average earning assets of $72.985 million or 10.9% over the prior year. Our net interest margin increased 31 basis points to 4.17% in 2002 compared to 3.86% in 2001. The increase in our net interest margin resulted as our deposit and borrowing rates fell more than the decline in our yields on loans, investments and other earning assets.

        Our provision for loan losses increased to $2.175 million in 2002 from $1.625 million in 2001. Our allowance for loan losses at December 31, 2002 represented 1.35% of loans outstanding, an increase from December 31, 2001 of 1.18% of loans outstanding. We recognized net chargeoffs of $511,000 in 2002 compared to $442,000 in 2001.

        Our total noninterest income increased 39.6% to $14.994 million. The increase was mostly due to an increase in our gains on sales of mortgage loans that increased by $1.710 million or 89.4%, driven by higher levels of loans originated and sold into the secondary market during 2002. Our service fees on deposits and ATM fees increased 23.2% as a result of increases in our demand deposit account volume of 8.6%, some pricing increases, and higher volumes of ATM transactions. Our other sources of noninterest income increased due to higher commissions from the sale of non-deposit investment products $327,000 and higher revenue from bank-owned life insurance of $529,000.

        We incurred noninterest expense growth of 21.3% to $37.973 million in 2002. Our salaries and benefits increased 35.1% to $19.761 million primarily due to staffing of Finance Maryland, staffing increases to support our loan and deposit growth, commissions we paid on commercial loan production as well as regular salary increases and higher benefits costs. Our occupancy cost grew by 11.5% or $513,000. The increase was due to our relocation of existing branches and the additional Finance Maryland offices. Our advertising expense decreased by $8,000 or 0.7% as most major advertising programs were continued in 2002. The increase in our other expenses is primarily due to higher deposit insurance increases, increase bank security expenses and higher printing and office supplies.

        We recorded an income tax expense of $1.930 million in 2002, compared to $1.390 million recorded in 2001. Our effective income tax rate for 2002 was 33.1% compared to 37.6% for 2001. The decrease in our effective tax rate was primarily due to increased levels of tax-exempt income, including investment interest income exempt from state income taxes, and increased income from bank-owned life insurance that is tax exempt.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Interest Rate Sensitivity and Liquidity" in Item 7 on page 35 of this Form 10-K.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Independent Auditors' Report

         [STEGMAN & COMPANY LOGO]

Audit Committee of the Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ Stegman & Company

Baltimore, Maryland
February 14, 2004

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$26,574	$35,674
Interest-bearing deposits	20,105	40,132
Available-for-sale securities, at fair value	288,437	127,810
Loans held for sale	59,055	93,098
Loans receivable	609,847	533,965
Allowance for loan losses	(8,692)	(7,188)

Loans, net	601,155	526,777
Other real estate owned	296	2,247
Restricted stock investments	7,265	3,290
Property and equipment, net	18,001	17,571
Accrued interest receivable	4,955	4,540
Deferred income taxes	2,619	1,619
Prepaid expenses and other assets	29,391	18,394

Total assets	$1,057,853	$871,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$132,979	$117,649
Interest-bearing	614,754	550,520

Total deposits	747,733	668,169

Borrowings	173,884	89,824
Repurchase agreements	25,000	25,000
Junior subordinated deferrable interest debentures	47,939	32,410
Accrued expenses and other liabilities	4,863	4,623

Total liabilities	999,419	820,026

Stockholders' equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,693,637 and 5,394,586 shares issued and outstanding, respectively	285	270
Accumulated other comprehensive income	1,170	1,962
Additional paid-in capital	50,717	47,939
Retained earnings	6,262	955

Total stockholders' equity	58,434	51,126

Total liabilities and stockholders' equity	$1,057,853	$871,152

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Loans	$47,511	$42,735	$43,621
Investment securities and other earning assets	8,114	9,596	9,641

Total interest income	55,625	52,331	53,262

Interest expense:
Deposits	13,379	14,248	18,384
Borrowed funds and other	7,835	7,095	9,004

Total interest expense	21,214	21,343	27,388

Net interest income	34,411	30,988	25,874
Provision for loan losses	2,536	2,175	1,625

Net interest income after provision for loan losses	31,875	28,813	24,249

Noninterest income:
Gain on sale of loans	5,201	3,622	1,912
Service fees on deposits	6,681	4,327	3,590
ATM Fees	2,520	2,109	1,635
Gain on sale of investment securities, net	1,371	497	36
Other mortgage banking fees	1,756	1,832	1,991
Other	3,557	2,607	1,577

Total noninterest income	21,086	14,994	10,741

Noninterest expenses:
Salaries and employee benefits	22,681	19,761	14,629
Net occupancy	5,625	4,991	4,478
Furniture, fixtures and equipment	2,875	2,443	2,088
Professional services	873	1,254	858
Advertising	1,193	1,071	1,079
Data processing	2,032	1,746	1,587
Other	10,604	6,707	6,577

Total noninterest expenses	45,883	37,973	31,296

Income before income taxes	7,078	5,834	3,694
Income tax expense	1,771	1,930	1,390

Net income	$5,307	$3,904	$2,304

Net income per common share:
Basic	$0.97	$0.73	$0.58
Diluted	0.88	0.69	0.57

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP
Consolidated Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2003, 2002 and 2001
	Number of Shares of Common Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings (deficit)	Total Stockholders' Equity
	(Dollars in thousands)
Balance at January 1, 2001	3,610,808	$181	$(3,182)	$36,103	$(5,253)	$27,849
Common stock issued, net of costs of issuance	1,756,462	87	—	11,589	—	11,676
Net income	—	—	—	—	2,304	2,304
Other comprehensive income	—	—	2,179	—	—	2,179

Balance at December 31, 2001	5,367,270	268	(1,003)	47,692	(2,949)	44,008
Common stock issued, net of costs of issuance	27,316	2	—	247	—	249
Net income	—	—	—	—	3,904	3,904
Other comprehensive income	—	—	2,965	—	—	2,965

Balance at December 31, 2002	5,394,586	270	1,962	47,939	955	51,126
Common stock issued, net of costs of issuance	299,051	15	—	2,778	—	2,793
Net income	—	—	—	—	5,307	5,307
Other comprehensive loss	—	—	(792)	—	—	(792)

Balance at December 31, 2003	5,693,637	$285	$1,170	$50,717	$6,262	$58,434

See accompanying notes to consolidated financial statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$5,307	$3,904	$2,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,099	3,023	2,560
Capitalizated interest	—	(15)	(25)
Amortization of unearned loan fees and costs, net	(1,396)	(2,005)	(1,496)
Amortization of premiums and discounts on loans	—	5	16
Amortization of premiums and discounts on mortgage-backed securities, net	462	708	434
Gain on sale of investment securities	(1,371)	(497)	(36)
Gain on sale of loans	(5,201)	(3,622)	(1,912)
Gain on other real estate owned	(156)	(310)	(9)
Valuation allowance of other real estate owned	162	100	342
Deferred income taxes	(493)	(794)	(392)
(Increase) decrease in accrued interest receivable	(415)	(403)	276
Provision for loan losses	2,536	2,175	1,625
Decrease (increase) in mortgage loans held-for-sale	39,244	(6,200)	(45,543)
Increase in accrued expenses and other liabilities	241	1,128	434
Net increase in prepaids and other assets	(10,997)	(5,096)	(9,376)

Net cash provided by (used in) operating activities	31,022	(7,899)	(50,798)

Cash flows from investing activities:
Loan disbursements, net of principal repayments	(75,915)	(63,961)	(38,443)
Purchases of property and equipment	(3,529)	(6,021)	(2,830)
(Purchases) sales of Federal Home Loan Bank of Atlanta stock	(3,950)	750	539
Purchase of Atlantic Central Bank stock	(25)	(40)	—
Purchases of available for sale securities	(308,492)	(80,233)	(22,398)
Sales of available for sale securities	8,909	11,845	16,197
Principal repayments of available for sale securities	65,609	48,471	33,127
Maturities of available for sale securities	72,958	16,386	13,000
Construction disbursements-other real estate owned	(227)	(232)	(593)
Sales of other real estate owned	2,569	1,028	2,001

Net cash (used in) provided by investing activities	(242,093)	(72,007)	600

Cash flows from financing activities:
Net increase in deposits	79,564	67,581	123,706
Net increase (decrease) in other borrowings	15,587	16,500	(28,466)
Proceeds from advances from Federal Home Loan Bank of Atlanta	205,000	102,000	244,500
Repayment of advances from Federal Home Loan Bank of Atlanta	(121,000)	(102,000)	(255,275)
Proceeds from stock issuance, net	2,793	249	11,676

Net cash provided by financing activities	181,944	84,330	96,141

(Decrease) increase in cash and cash equivalents	(29,127)	4,424	45,943
Cash and cash equivalents at beginning of period	75,806	71,382	25,439

Cash and cash equivalents at end of period	$46,679	$75,806	$71,382

Supplemental information:
Interest paid on deposits and borrowed funds	$20,796	$21,410	$27,827
Real estate acquired in satisfaction of loans	400	150	814
Income taxes paid	2,970	2,828	1,980

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002 and 2001

(1)   Summary of Significant Accounting Policies

(a)    Organization and Basis of Presentation

        First Mariner Bancorp ("First Mariner", on a parent only basis and "we", "our", or "us" on a consolidated basis) is a financial holding company incorporated under the laws of the State of Maryland. First Mariner headquartered in Baltimore, Maryland, was organized as "MarylandsBank Corp." in May 1994. MarylandsBank Corp's name was changed to "First Mariner Bancorp" in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the "Bank") and 100% of the interests in Finance Maryland, LLC ("Finance Maryland").

        Our consolidated financial statements include the accounts of First Mariner and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2003.

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with these determinations, management evaluates historical trends and ratios and where appropriate obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

(b)    Loans Receivable

        Our loans receivable are stated at their principal balance outstanding net of related deferred fees and costs. Interest income on our loans is accrued at the contractual rate based on the principal outstanding. We place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

        We identify impaired loans and measure impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate; (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we recognize an impairment loss through a valuation allowance and corresponding charge to provision for loan losses. We do not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment and residential first and second mortgage loans. We evaluate these loans collectively for impairment.

        We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past-due. Generally we consider a period of delay in payment to include delinquency up to 90 days.

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

(d)    Investment Securities

        We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income. As of December 31, 2003 and 2002, all of our investment securities were classified as available for sale.

        If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings. Estimated fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Gains or losses on the sales of investments are calculated using a specific identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

(e)    Other Real Estate Owned

        We record other real estate owned at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter. Subsequent write-downs are included in our noninterest expenses, along with operating income net of related expenses of such properties and gains or losses realized upon disposition.

(f)    Property and Equipment

        Our property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization is eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income. Property and equipment have estimated useful lives of 3 to 39 years.

(g)    Allowance for Loan Losses

        Our allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance and the unallocated allowance.

        The formula allowance is calculated by applying loss factors to corresponding categories of outstanding homogenous loans. Loss factors are based on our historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

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

        Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan and lease portfolio and changes in the financial condition of borrowers which may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's and Finance Maryland's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

(h)    Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale and is presented in Note 17. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

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

(j)    Statements of Cash Flows

        We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For reporting purposes assets grouped in the Statement of Condition under the captions "Cash and Due from Banks" and "Interest-bearing deposits" are considered cash or cash equivalents.

(k)    Net Income Per Share

        Our basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed after adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the "treasury stock" method, and are provided in Note 13.

(l)    Stock-Based Compensation

        We apply the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

        The option price is equal to the market price of the common stock at the date of grant for all of our options granted in 2003, 2002 and 2001 and, accordingly, we do not record compensation expense related to options granted. If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31:

	2003	2002	2001
	(dollars in thousands)
Net income-as reported	$5,307	$3,904	$2,304
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related income tax effects	(526)	(335)	(159)

Proforma net income	$4,781	$3,569	$2,145

Earnings per share:
Basic—as reported	0.97	0.73	0.58
Basic—proforma	0.88	0.66	0.54
Diluted—as reported	0.88	0.69	0.57
Diluted—proforma	0.80	0.63	0.53

        The weighted average fair values of our option grants during 2003, 2002 and 2001 were $5.50, $7.03 and $4.33, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	26.21%	48.22%	65.00%
Risk-free interest rate	4.09%	4.98%	5.29%
Expected lives	10 Years	10 Years	10 Years

(m)    Other Intangible Assets

        Other intangible assets are included in other assets and represent organization costs related to the formation of our subsidiaries. Organization expenses are amortized over a period of five years.

(n)    Loan Servicing

        We amortize the cost of excess servicing receivables in proportion to, and over the period of, estimated net servicing revenue. We assess possible impairment of mortgage servicing receivables based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized excess servicing receivables exceed their fair value.

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

        Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. We evaluate the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

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

(p)    Advertising

        We expense our advertising costs as incurred. Advertising expenses were $1.193 million, $1.071 million and $1.079 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(2)   Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method accounting. SFAS No. 148 is effective for financial statements for fiscal years beginning after December 15, 2003. We continue to apply APB No. 25 in accounting for stock-based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the definitions of derivatives, clarifies when a derivative contains a financing component, and amends certain other accounting pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. Most of the guidance included in SFAS No.150 is effective for financial instruments entered into after May 31, 2003, and otherwise effective beginning the first interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

        In December 2003, the FASB released Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which revised a previous interpretation in January 2003 ("FIN 46"). FIN 46R will require companies that have issued trust preferred securities through statutory trusts, to deconsolidate their investment in those trusts. FIN 46 requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. We adopted the early implementation of FIN 46 effective December 31, 2003.

        In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes, and, if necessary, provide further guidance. Implementation of FIN 46 and 46R did not have a material impact on our statement of financial condition or operating results.

(3)   Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2003 and 2002, the required reserve balances were $275,000.

(4)   Available-for-sale securities

        The composition of our available-for-sale securities and maturities, where applicable, are as follows at December 31:

	2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$149,128	$1,627	$992	$149,763	4.62%
Trust preferred securities — due after 10 years	22,228	1,190	431	22,987	7.01%
Equity securities	967	318	11	1,274	2.94%
U.S. Treasury Securities-due one year	1,000	1	—	1,001	3.15%
Corporate Notes-due after one year through five years	—	—	—	—	—
U.S. Government Agency Notes-due after one through five years	107,182	200	68	107,314	3.13%
Foreign Government Bonds — due one year through five years	1,250	—	—	1,250	5.53%
Other bonds and annuities — due after one year through five years	4,848	—	—	4,848	4.93%

	$286,603	$3,336	$1,502	$288,437	4.24%

	2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Available for sale securities:
Mortgage-backed securities	$71,207	$2,638	$3	$73,842	6.80%
Trust preferred securities—due after 10 years	26,645	867	1,113	26,399	8.41%
Equity securities	2,298	619	93	2,824	3.40%
U.S. Treasury Securities-due one year	998	17	—	1,015	3.00%
Corporate Notes-due after one year through five years	5,898	26	3	5,921	5.54%
U.S. Government Agency Notes-due after one year through five years	11,982	177	—	12,159	4.46%
Foreign Government Bonds—due one year through five years	850	—	—	850	6.49%
Other bonds and annuities—due after five years through ten years	4,800	—	—	4,800	6.52%

	$124,678	$4,344	$1,212	$127,810	7.68%

        In November 2003, the FASB's Emerging Issues Task Force ("EITF") reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Under EITF No. 03-1, any security for which the current fair value is less than the amortized cost is considered impaired. Where an impaired security has a loss which is considered other than temporary, the loss is reported as reduction in current period income. All other temporary losses are recorded to other comprehensive income.

        As of December 31, 2003, we had temporarily impaired securities with a fair value of $85.806 million and unrealized losses of $1.502 million. The following table shows the level of our impaired securities by type and maturity:

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
Mortgage-backed securities	$64,353	$992	$—	$—	$64,353	$992
Trust preferred securities	—	—	6,360	431	6,360	431
Equity securities	163	11	—	—	163	11
U.S. Government Agency Notes	14,930	68	—	—	14,930	68

Total	$79,446	$1,071	$6,360	$431	$85,806	$1,502

        All of our temporarily impaired securities with the exception of trust preferred securities are defined as impaired due to declines in fair values resulting from increases in interest rates compared to the time they were purchased. None of these securities have exhibited a decline in value due to changes in credit risk. Furthermore, we have the ability to hold these securities to maturity and do not expect to realize losses on any of these holdings. As such, management does not consider the impairments to be other-than-temporary.

        Impaired trust preferred securities are issues of other banks and bank holding companies we currently hold in our portfolio. There are four issues that are considered impaired, all of which have been impaired for the last twelve months or more. We believe the factors that have contributed to the decline in values for these securities are changes in the market that have limited the demand for these securities and reduced their liquidity. New trust preferred offerings have been created which pool issuers, diversify risk, and offer other flexible terms for investors. The popularity for these new issues has resulted in diminished demand for older, single issuer instruments with institutional investors. While some of these issuers have reported weaker financial performance since their acquisition, the majority all of these issuers continue to possess more than acceptable credit risk in management's opinion. Management closely monitors these securities for changes in credit risk, and we have the ability to hold these securities to their maturity. Management does not consider the impairment of these securities to be other than temporary.

        Stated maturities on our securities holdings may differ from contractual maturities as issuers have the right to call or prepay certain obligations without penalty.

        During 2003, 2002 and 2001, we recognized gross gains on sale of securities of $1,371,000, $497,000 and $91,000, respectively and gross losses of $0, $0 and $55,000, respectively.

        At December 31, 2003, we held available for sale securities with an aggregate carrying value (fair value) of approximately $161.154 million that we have pledged as collateral for borrowings under repurchase agreements.

(5)   Loans Receivable and Allowance for Loan Losses

        Approximately 90% of our loans receivable are to customers located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. We generally do not lend more than 90% of the appraised value of a property and require private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for construction, commercial and multi-family residential loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

        We generally consider our residential lending to involve less risk than other forms of lending, although our payment experience on these loans is dependent to some extent on economic and market conditions in our primary lending area. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

        Loans receivable are summarized as follows at December 31:

	2003	2002
	(in thousands)
Loans secured by first mortgages on real estate:
Residential	$40,231	$46,249
Commercial	236,439	203,986
Consumer residential construction	119,834	135,339
Construction, net of undisbursed principal	47,723	32,050

	444,227	417,624
Commercial	79,063	56,812
Loans secured by second mortgages on real estate	50,906	35,824
Consumer loans	35,818	23,688
Loans secured by deposits and other	1,160	1,147

Total loans	611,174	535,095
Unamortized loan (discounts) premiums	(306)	(175)
Unearned loan fees, net	(1,021)	(955)

	$609,847	$533,965

        Our loans on nonaccrual status totaled approximately $4.774 million, $1.278 million and $1.652 million at December 31, 2003, 2002 and 2001, respectively. The interest income which would have been recorded in 2003, 2002 and 2001 under the original terms of loans in nonaccrual status was approximately $360,000, $113,000 and $168,000, respectively. The actual interest income recorded on these loans in 2003, 2002 and 2001 was approximately $217,000, $3,000 and $52,000, respectively.

        Loans we consider impaired at December 31, 2003 totaled $3.027 million compared to $0 at December 31, 2002. The valuation allowance for impaired loans was approximately $454,000 at December 31, 2003 and $0 at December 31, 2002.

        The average recorded investment in our impaired loans was approximately $644,000, $163,000 and $2.031 million for the years ended December 31, 2003, 2002 and 2001, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

        Changes in the allowance for losses on loans are summarized as follows:

	2003	2002	2001
	(in thousands)
Balance at beginning of year	$7,188	$5,524	$4,341
Provisions for loan losses	2,536	2,175	1,625
Charge-offs, net of recoveries	(1,032)	(511)	(442)

Balance at end of year	$8,692	$7,188	$5,524

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2003 and 2002, we had commitments to originate first mortgage loans on real estate of approximately $57.6 million and $52.0 million, respectively, all of which were committed for sale in the secondary market.

        At December 31, 2003 and 2002, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $41.299 million and $27.562 million, respectively, and unused commercial lines of credit as well as unfunded construction commitments aggregating approximately $130.463 million and $82.098 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

        Substantially all of our outstanding commitments at December 31, 2003 and 2002 are for loans that would be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of non-performance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

        During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. Loans outstanding and included in our statement of financial condition to our directors, their affiliates, and our policy making officers totaled $2.352 million, and $3.044 million at December 31, 2003, and 2002, respectively. During 2003, we made new loans of $323,000 and repayments totaled $1.015 million; in 2002, $689,000 of new loans and advances of existing loans were made and repayments totaled $602,000. Unused loan commitments to directors and policy making officers totaled $644,000 as of December 31, 2003 and $1.213 million as of December 31, 2002. Letters of credit issued on behalf of directors and policy making officers totaled $400,000 and $250,000 for December 31, 2003 and 2002, respectively.

        From time to time, we retain servicing on certain loans we sell into the secondary market. At December 31, 2003, 2002, and 2001 our servicing portfolio totaled $3.533 million, $10.491 million, and $18.766 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Our mortgage servicing rights had a carrying value of $1,000, $107,000 and $258,000, as of December 31, 2003, 2002, and 2001, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense and impairment of servicing rights was $106,000, $152,000, and $136,000 for the years ended December 31, 2003, 2002, and 2001 respectively.

(6)   Property and Equipment

        We own property and equipment as follows at December 31:

	2003	2002
	(in thousands)
Land	$1,823	$1,823
Buildings and improvements	6,936	6,759
Leasehold improvements	4,778	4,597
Furniture, fixtures and equipment	15,966	13,330

Total at cost	29,503	26,509
Less accumulated depreciation and amortization	11,502	8,938

	$18,001	$17,571

        Our rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $3.284 million, $2.615 million and $2.590 million, respectively. Our rent expense for 2002 included $100,000 for termination of existing leases.

        Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3.099 million, $3.023 million and $2.560 million, respectively.

        We occupy space leased from various companies, of which the Chairman and CEO of First Mariner is the owner. In 2003, these companies were paid approximately $1.5 million for office, branch, and storage space. The terms of the leases vary with the majority expiring in 2013. Management believes that such terms are at least as favorable as those that could be obtained from a third party.

        Our minimum lease payments due for each of the next five years are as follows:

(in thousands)
2004	$3,133
2005	2,823
2006	2,494
2007	2,230
2008	2,036
Thereafter	8,231

$20,947

(7)   Deposits

        Deposits are summarized as follows (dollars in thousands) at December 31:

	2003		2002
	Amount	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate
Noncertificate:
Passbook and other savings	$61,110	0.60%	$47,853	0.96%
Interest bearing demand deposits	59,815	0.53%	70,588	0.75%
Money market accounts	152,529	1.01%	146,301	1.41%
Non-interest bearing demand	132,979		117,649

Total noncertificate deposits	406,433		382,391
Certificates:
Original maturities:
Under 12 months	4,055	1.47%	5,475	2.16%
12 to 60 months	308,828	3.42%	260,034	4.21%
IRA and KEOGH	28,417	3.81%	20,269	5.11%

Total certificates of deposit	341,300		285,778

Total deposits	$747,733		$668,169

	Amount	% of Total	Amount	% of Total
Scheduled certificate maturities:
Under 6 months	$42,379	12.42%	$47,236	16.53%
6 months to 12 months	42,225	12.37%	90,937	31.82%
12 months to 24 months	80,254	23.51%	81,916	28.66%
24 months to 36 months	42,394	12.42%	17,383	6.08%
36 months to 48 months	39,894	11.69%	9,819	3.44%
Over 48 months	94,154	27.59%	38,487	13.47%

	$341,300	100.00%	$285,778	100.00%

        The Bank offers certain certificate products that provide customers a "one-time" withdraw option that the customer may exercise at any time without penalty. As of December 31, 2003, certificates that permitted early withdrawal totaled $138.654 million.

        Certificates of deposit of $100,000 or more totaled approximately $161.154 million and $81.628 million at December 31, 2003 and 2002, respectively.

(8)   Borrowings and Repurchase Agreements

        Our borrowings consist of Federal Home Loan Bank at Atlanta (FHLB) advances, short-term promissory notes and repurchase agreements with callable options. The FHLB advances are available under a specific collateral pledge and security agreement, which allows us to borrow up to 15% of our total assets, which at December 31, 2003 totaled $158.462 million and requires that we maintain collateral for all of our borrowings in the form of specific first mortgage loans or commercial mortgages with outstanding principal equal to 133% of the advances, overnight investments equal to 100% of advances or securities equal to 103% of advances.

        Certain information regarding our borrowings and repurchase agreements are as follows:

	December 31,
	2003	2002	2001
	(dollars in thousands)
Amount outstanding at year-end:
FHLB short-term advances	$59,000	$—	$—
Short-term promissory notes	29,884	29,824	23,324
Short-term repurchase agreements	—	—	—
FHLB long-term advances	85,000	60,000	60,000
Long-term repurchase agreements	25,000	25,000	25,000
Weighted average interest rate at year-end:
FHLB short-term advances	1.12%	—	—
Short-term promissory notes	0.75%	1.00%	1.29%
Short-term repurchase agreements	—	—	—
FHLB long-term advances	4.84%	5.99%	5.99%
Long-term repurchase agreements	5.06%	5.06%	5.06%
Maximum outstanding at any month-end:
FHLB short-term advances	$59,000	$—	$29,000
Short-term promissory notes	43,981	41,790	39,604
Short-term repurchase agreements	—	4,257	35,534
FHLB long-term advances	85,000	60,000	60,000
Long-term repurchase agreements	25,000	25,000	25,000
Average outstanding:
FHLB short-term advances	$8,452	$2,409	$16,283
Short-term promissory notes	25,647	21,543	21,070
Short-term repurchase agreements	—	723	18,934
FHLB long-term advances	61,507	60,000	60,288
Long-term repurchase agreements	25,000	25,000	20,217
Weighted average interest rate during the year:
FHLB short-term advances	1.22%	1.82%	4.83%
Short-term promissory notes	0.63%	0.99%	2.86%
Short-term repurchase agreements	—	3.30%	5.20%
FHLB long-term advances	5.99%	5.99%	6.07%
Long-term repurchase agreements	5.13%	5.06%	5.56%

        Repayments on Long-term FHLB advances and Long-term repurchase agreements are as follows: 2004 – $0; 2005 – $10.000 million; 2006 – $15.000 million; 2007 – $0; thereafter – $85.000 million. Long term borrowings totaling $85.000 million are subject to call provisions beginning in 2004.

        We have pledged securities with a carrying value (fair value) of $161,154 per note 4 and loans with a carrying value of $82.150 million as collateral for other borrowings.

(9)   Junior Subordinated deferrable interest debentures

        The following table shows the subordinated debt issued by 1st Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2003.

Trust	Subordinated Debt issued To Trust	Security Title	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity
MCT II	$10,300,000	Floating rate Trust Preferred Securities	$10,000,000	December 11, 2002	December 11, 2007	December 11, 2032
MCT III	$14,949,000	5-year Fixed Trust Preferred Securities	$14,500,000	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	$12,380,000	Floating rate Trust Preferred Securities	$12,000,000	August 19, 2003	August 18, 2008	August 18, 2033
MCT V	$10,310,000	Floating rate Trust Preferred Securities	$10,000,000	September 25, 2003	October 8, 2008	October 8, 2033

Total	$47,939,000		$46,500,000

        We have issued subordinated debt to Mariner Capital Trusts ("MCT") MCT II, MCT III, MCT IV and MCT V (the "Trusts"). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with the provisions of FIN46, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Accordingly, the Trust Preferred Securities which had previously been reported as a liability have been replaced by the subordinated outstanding principal balance. The terms of the subordinated debt issued to the Trusts and the Trust Preferred Securities issued by the Trust are identical.

        The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

        The Floating Rate Trust Securities, issued by MCT II accrue interest at a variable rate of interest, initially at 4.75% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 335 basis points. The Trust Securities, issued by MCT III accrue interest at a fixed rate of interest, initially at 5.66% on the outstanding securities. The interest rate will reset July 7, 2008 to a floating rate equal to 3-month LIBOR rate plus 325 basis points. The Floating Rate Trust

Securities, issued by MCT IV accrue interest at a variable rate of interest, initially at 4.20% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 305 basis points. The Floating Rate Trust Securities, issued by MCT V accrue interest at a variable rate of interest, initially at 4.30% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 315 basis points.

        The interest expense on Trust Preferred Securities was $2.549 million in 2003 and $1.807 million in 2002.

        The subordinated debt are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $19.088 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $27.412 million of the Trust Preferred Securities qualify as Tier II capital at December 31, 2003. On July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of Trust Preferred Securities as Tier I capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003, and we continue to include these securities in our Tier I capital. There remains the potential that this determination by the Federal Reserve Board could be changed at a later date.

        On October 1, 2003, we redeemed $22.1 million in outstanding subordinated debt issued to MCT I, a trust subsidiary. As a result, during 2003, there was as $945,000 cost related to this early extinguishment of MCT I.

(10) Employee Benefit Plans

(a)    Profit Sharing Plan

        We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). We make matching contributions to the plan which totaled $378,000, $304,000 and $238,000 in 2003, 2002, and 2001, respectively.

(b)    Stock Options

        We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options issued prior to 1996 are exercisable immediately after the date of grant. Beginning in 1996, options granted have a three-year vesting schedule with the first year vested upon issuance. All of our options expire ten years after the date of grant.

        Information with respect to stock options is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	514,538	$8.58	373,170	$7.74	270,180	$8.60
Granted	193,850	11.85	146,200	10.65	110,150	5.63
Exercised	(6,500)	9.01	(3,498)	5.58	—	—
Forfeited/Cancelled	—	—	(1,334)	7.89	(7,160)	7.57

Outstanding at end of year	701,888	$9.48	514,538	$8.58	373,170	$7.74

        Options outstanding are summarized as follows at December 31, 2003:

Options Outstanding
Exercise Price ($)	Shares	Weighted Average Remaining Contractual Life (Years)	Options Exercisable Shares
$ 4.00	1,400	7.0	1,400
5.50	96,418	7.2	96,418
5.63	42,250	6.2	42,250
6.25	3,000	6.4	3,000
6.45	700	7.5	700
7.10	6,000	7.4	6,000
7.40	550	7.8	550
8.69	10,000	5.9	10,000
9.09	185,020	2.9	185,020
9.16	1,250	8.0	1,250
9.86	1,850	8.8	1,233
10.45	123,333	8.2	82,222
10.50	3,000	5.6	3,000
10.70	850	8.3	567
11.68	179,667	9.2	59,889
11.75	14,750	5.2	14,750
11.95	1,100	9.2	367
12.03	6,500	8.4	4,333
12.10	12,000	8.4	8,000
13.00	1,100	9.2	367
13.52	8,000	9.4	2,667
16.95	3,150	9.8	1,050

	701,888		525,033

(c)    Warrants

        We had outstanding warrants of 613,652 and 885,302 to acquire shares of our common stock at $9.09 per share exercisable at December 31, 2003, and 2002, respectively. These warrants have various expiration dates beginning 2004 and extending to 2005.

(d)    Stock Purchase

        We initiated stock purchase plans for employees in 2000 and 2003 whereby the employees can purchase our stock through payroll deductions. We generally provide a discount of up to 10% of the purchase price.

(11) Income Taxes

        Our income tax expense consists of the following for the years ended December 31:

	2003	2002	2001
	(in thousands)
Current	$1,278	$1,136	$998
Deferred	493	794	392

Income tax expense	$1,771	$1,930	$1,390

        Income tax expense (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2003	2002	2001
	(in thousands)
Income tax expense at federal corporate rate	$2,406	$1,984	$1,256
Change in valuation allowance	34	103	63
Bank-owned life insurance	(250)	(180)	—
State income tax credits	(350)	—	—
Federal income tax credits	(84)	—	—
Other	15	23	71

	$1,771	$1,930	$1,390

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for losses on loans	$3,395	$2,589
Amortization of intangible assets	116	113
State net operating loss carryforward	356	322
Other	89	223

Total gross deferred tax assets	3,956	3,247
Less valuation allowance	(356)	(322)

Net deferred tax assets	3,600	2,925

Deferred tax liabilities:
Depreciation	306	83
Gain on sales of loans	12	53

Total gross deferred tax liabilities	318	136

Attributable to operations	3,282	2,789
Unrealized loss on investments charged to other comprehensive income	(663)	(1,170)

Deferred income taxes	$2,619	$1,619

        First Mariner has net operating loss carryforwards for state income tax purposes of approximately $7.704 million that are available to offset future state taxable income of First Mariner Bancorp only. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the deferred tax asset in the amount of $356,000 relating to this state net operating loss.

        The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development and Job Creation Tax Credit programs. The tax incentives we earned total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. We expect the Bank to fully realize the full value of the credits before their expiration.

        The Bank has invested in a limited partnership interest in "King Street Partnership" ("King Street"), a partnership that owns and manages seven affordable housing projects in the mid-Atlantic area. Through its participation in King Street, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003, and recognized $84,000 in tax credits against its current taxes payable for the year.

(12) Other Expenses

        The following summarizes our other non-interest expenses for the years ended December 31:

	2003	2002	2001
	(in thousands)
Service and maintenance	$1,308	$1,043	$933
Office supplies	691	550	455
ATM servicing expenses	922	831	695
Printing	795	459	368
Corporate insurance	242	191	154
OREO expense	18	(131)	412
FDIC Premiums	109	186	391
Consulting fees	506	232	221
Marketing/promotion	815	619	459
Postage	756	393	319
Writeoff of Unamortized Trust Preferred expenses	945	—	—
Security	294	222	217
Other	3,203	2,112	1,953

	$10,604	$6,707	$6,577

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

        First Mariner and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements mandated by regulatory authorities. First Mariner and the Bank comply with such capital requirements.

        Our current ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from our banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. The FRB has issued a policy, which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. Cash dividends may not be paid in excess of 90% of net earnings.

        Information relating to the calculations of our earnings per common share is summarized as follows for the years ended December 31:

	2003	2002	2001
	(dollars in thousands)
Net income—basic and diluted	$5,307	$3,904	$2,304

Weighted-average shares outstanding	5,450,704	5,377,998	3,993,462
Dilutive securities-options and warrants	554,842	250,275	36,082

Adjusted weighted-average shares outstanding—dilutive	6,005,546	5,628,273	4,029,544

(14) Regulatory Matters

        Various regulatory capital requirements administered by the federal banking agencies apply to us as well as our banking subsidiary. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003, the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes would change the Bank's category.

        Our regulatory capital amounts (dollars in thousands) and ratios as of December 31, 2003 and 2002, were as follows:

			Minimum Requirements For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets):
Consolidated	$112,456	15.0%	59,858	8.0%	74,823	10.0%
The Bank	77,174	10.7%	57,682	8.0%	72,103	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	76,352	10.2%	29,929	4.0%	44,894	6.0%
The Bank	69,586	9.7%	28,841	4.0%	43,262	6.0%
Tier 1 capital (to average assets):
Consolidated	76,352	7.7%	39,806	4.0%	49,758	5.0%
The Bank	69,586	7.2%	38,886	4.0%	48,608	5.0%
As of December 31, 2002
Total capital (to risk weighted assets):
Consolidated	$87,802	13.3%	52,854	8.0%	66,068	10.0%
The Bank	68,155	10.6%	51,569	8.0%	64,461	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	65,552	9.9%	26,427	4.0%	39,641	6.0%
The Bank	61,450	9.5%	25,784	4.0%	38,676	6.0%
Tier 1 capital (to average assets):
Consolidated	65,552	7.8%	33,540	4.0%	41,925	5.0%
The Bank	61,450	7.4%	33,289	4.0%	41,611	5.0%

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

(15) Fair Value of Financial Instruments

        Fair value estimates, methods, and assumptions are set forth below for our financial instruments as of December 31, 2003 and 2002.

        The carrying value and estimated fair value of financial instruments is summarized as follows:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Assets:
Cash and interest-bearing deposits	$46,679	$46,679	$75,806	$75,806
Investment securities	288,437	288,437	127,810	127,810
Loans receivable	609,847	630,221	533,965	544,121
Loans held for sale	59,055	59,055	93,098	93,480
Mortgage loan servicing rights	—	—	107	107
Restricted stock investments	7,265	7,265	3,290	3,290
Liabilities:
Deposits	747,733	764,551	668,169	674,193
Borrowings	173,884	193,007	89,824	99,476
Repurchase agreements	25,000	27,862	25,000	27,241
Junior Subordinated deferrable interest debentures	47,939	48,501	32,410	32,946

a)    Cash and Interest-Bearing Deposits

        The carrying amount for cash and interest-bearing deposits approximates fair value due to the short maturity of these instruments.

b)    Investment Securities

        The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

c)    Loans Receivable

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

        The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by the our historical loss percentage for each specific loan category.

d)    Loans Held for Sale

        The fair value of loans held for sale is based on commitments to sell loans classified as held for sale in the secondary market.

e)    Mortgage Loan Servicing Rights

        The fair value of mortgage loan servicing rights is calculated by discounting anticipated cash flows of net servicing income based on assumptions involving interest rates and current repayment rates.

f)    Restricted Stock Investments

        The carrying value of restricted stock investments is a reasonable estimate of fair value as these investments do not have a readily available market and can only be sold back to the issuer at its par value of $100 per share.

g)    Deposits

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

h)    Borrowings, Repurchase Agreements and Junior Subordinated Notes

        Borrowings, repurchase agreements and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2003.

i)    Off-Balance Sheet Financial Instruments

        Our adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of our fixed rate commitments to extend credit are competitive with others in the various markets in which we operate. It is impractical to assign fair values to these instruments.

        The disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles. Core deposit intangibles represent the value attributable to total deposits based on an expected duration of customer relationships.

Limitations

        Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time our total holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

(16) Segment Information

        We operate in three business segments—commercial and consumer banking, mortgage banking and consumer finance. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking to individuals and commercial enterprises. Consumer and commercial banking also include our treasury function and an allocation for corporate overhead and administration. Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single-family mortgages for sale in the secondary market and to the Bank. Consumer finance is conducted through Finance Maryland, and involves making small direct consumer loans and the purchase of retail installment sales contracts.

        The following table presents certain information regarding our business segments:

For the twelve month period ended December 31, 2003

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$46,186	$4,582	$4,857	$55,625
Interest expense	17,866	696	2,652	21,214

Net interest income	28,320	3,886	2,205	34,411
Provisions for loan losses	1,400	1,136	—	2,536

Net interest income after provision for loan losses	26,920	2,750	2,205	31,875
Noninterest income	13,024	1,145	6,917	21,086
Noninterest expense	35,066	3,731	7,086	45,883
Net intersegment income	6	—	(6)	—

Income before income taxes	$4,884	$164	$2,030	$7,078

Total assets	$975,615	$23,183	$59,055	$1,057,853

For the twelve month period ended December 31, 2002

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$48,459	$742	$3,130	$52,331
Interest expense	20,051	137	1,155	21,343

Net interest income	28.408	605	1,975	30,988
Provisions for loan losses	1,495	680	—	2,175

Net interest income after provision for loan losses	26,913	(75)	1,975	28,813
Noninterest income	8,901	494	5,599	14,994
Noninterest expense	31,014	1,309	5,650	37,973
Net intersegment income	13	—	(13)	—

Income before income taxes	$4,813	$(890)	$1,911	$5,834

Total assets	$767,603	$10,451	$93,098	$871,152

(17) Comprehensive Income

        Components of our comprehensive income are as follows for the years ended December 31:

	2003	2002	2001
	(dollars in thousands)
Net income	$5,307	$3,904	$2,304

Other comprehensive income items:
Unrealized holding gains arising during the period (net of tax of $19, $1,673, and $1,263, respectively)	49	3,270	2,199
Less: reclassification adjustment for gains (net of taxes of $529, $192 and $16, respectively) included in net income	841	305	20

Total other comprehensive (loss) income	(792)	2,965	2,179

Total comprehensive income	$4,515	$6,869	$4,483

(18) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

	Three months ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands, except per share data)
Interest income	$14,520	$14,160	$13,768	$13,177
Interest expense	5,192	5,661	5,324	5,037
Net interest income	9,328	8,499	8,444	8,140
Provision for loan losses	429	655	902	550
Other operating income	4,186	5,773	5,081	4,675
Gain on sale of securities	441	741	143	46
Operating expenses	11,577	12,869	10,813	10,624

Income before taxes	1,949	1,489	1,953	1,687
Income tax expense	527	87	625	532

Net income	$1,422	$1,402	$1,328	$1,155

Net income per common share (Basic)	0.25	0.26	0.25	0.21
Net income per common share (Diluted)	0.22	0.23	0.23	0.20

	Three months ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(dollars in thousands, except per share data)
Interest income	$13,529	$13,500	$12,931	$12,371
Interest expense	5,294	5,345	5,292	5,412
Net interest income	8,235	8,155	7,639	6,959
Provision for loan losses	900	640	335	300
Other operating income	4,641	3,759	3,053	3,044
Gain on sale of securities	59	344	94	—
Operating expenses	10,358	10,139	9,113	8,363

Income before taxes	1,677	1,479	1,338	1,340
Income tax expense	552	471	430	477

Net income	$1,125	$1,008	$908	$863

Net income per common share (Basic)	0.21	0.19	0.17	0.16
Net income per common share (Diluted)	0.19	0.18	0.16	0.16

(19) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition as of December 31,

	2003	2002
	(in thousands)
Assets:
Cash and interest bearing deposits	$6,577	$4,214
Loans receivable	21,618	9,650
Available-for-sale securities	1,273	2,824
Investment in subsidiaries	77,077	66,422
Other assets	1,246	1,261

Total assets	$107,791	$84,371

Liabilities and Stockholders' Equity:
Other liabilities	$1,418	$895
Junior subordinated debentures	47,939	32,350
Stockholders' equity	58,434	51,126

Total liabilities and stockholders' equity	$107,791	$84,371

Statements of income for the years ended December 31,

	2003	2002	2001
	(in thousands)
Income:
Interest income on investments and interest bearing deposits	$189	$193	$267
Interest income on loans	736	148	228
Gain (loss) on sale of securities	1,124	103	(12)
Other income	642	525	551

Total income	2,691	969	1,034

Expenses:
Interest expense	2,631	1,884	1,880
Professional expenses	204	188	231
Other expenses	1,279	233	243

Total expenses	4,114	2,305	2,354

Loss before income tax benefit	(1,423)	(1,336)	(1,320)
Income tax benefit	(507)	(473)	(469)

Loss before equity in undistributed net income of the subsidiaries	(916)	(863)	(851)
Equity in undistributed net income in subsidiaries	6,223	4,767	3,155

Net income	$5,307	$3,904	$2,304

Statements of Cash Flows for the years ended December 31,

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(916)	$(863)	$(851)
(Gain) loss on sale of securities	(1,124)	(103)	12
(Increase) decrease in other assets	(559)	(306)	246
Increase (decrease) in other liabilities	523	308	268

Net cash used in operating activities	(2,076)	(964)	(325)

Net cash flows from investing activities:
Investment in subsidiaries	(4,430)	(4,320)	(10,500)
Loans (disbursements) repayments, net	(11,968)	(7,000)	500
Purchase of available for sale securities	(256)	(460)	—
Sale of available for sale securities	2,711	407	495

Net cash used in investing activities	(13,943)	(11,373)	(9,505)

Net cash flows from financing activities:
Proceeds from stock issuance, net	2,793	249	11,676
Proceeds from issuance of long-term debt	15,589	10,300	—

Net cash provided by financing activities	18,382	10,549	11,676

Net increase (decrease) in cash and interest bearing deposits	2,363	(1,788)	1,846
Cash and short-term investments at beginning of year	4,214	6,002	4,156

Cash and short-term investments at end of year	$6,577	$4,214	$6,002

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our exchange act reports is recorded, processed, summarized and reported within the time periods provided in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information relating to our directors and executive officers and our Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our proxy statement in connection with our Annual Meeting of Stockholders to be held on May 4, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

        The information called for by Item 10 with respect to executive officers is set forth above in Part I, Item 4A under the caption "Executive Officers of the Registrant."

Code of Ethics

        We have a Code of Conduct and Ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during "blackout period"; (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders policy.

ITEM 11    EXECUTIVE COMPENSATION

        Certain information relating to our directors and executive officers compensation, our Compensation Committee's report on executive compensation, and our stock performance is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 4, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

ITEM 12    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  (a)
  Certain information required by this item is set forth in the following sections of our Definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on May 4, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year: "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" and "Equity Compensation Plan Information."

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain information relating to certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 4, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

ITEM 14    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        Information regarding fees paid to our independent accountants, Stegman & Company, is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on on May 4, 2004, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.
  (1), (2) Financial Statements

    Independent Auditors' Reports

    Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

    Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001

    (a)(3) Exhibits Required to be filed by Item 601 of Regulation S-K.

    See Exhibit Index following Signatures

  b.
  Reports on Form 8-K

    We furnished a Form 8-K on October 23, 2003 under Item 12, that furnished a copy of our press release reviewing our operating results for the quarter ended September 30, 2003.

  c.
  Exhibits required by Item 601 of Regulation S-K

    See the Exhibit Index following the Signatures

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
Date: March 29, 2004	By:	/s/ EDWIN F. HALE SR. Edwin F. Hale Sr. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as indicated on the

/s/ EDWIN F. HALE SR Edwin F. Hale Sr., Chief Executive Officer and Director	/s/ MARK A. KEIDEL Mark A. Keidel, Chief Financial Officer
/s/ JOSEPH A. CICERO Joseph A. Cicero, President and Director	/s/ GEORGE H. MANTAKOS George H. Mantakos, Executive Vice President and Director
/s/ BARRY B. BONDROFF Barry B. Bondroff, Director	/s/ BRUCE H. HOFFMAN Bruce H. Hoffman, Director
/s/ JOHN BROWN III John Brown III, Director	/s/ JAMES P. O'CONOR James P. O'Conor, Director
/s/ THOMAS L. BROMWELL Thomas L. Bromwell, Director	/s/ JOHN J. OLIVER John J. Oliver, Director
/s/ EDITH B. BROWN Edith B. Brown, Director	/s/ PATRICIA SCHMOKE Patricia Schmoke, Director
/s/ STEPHEN A. BURCH Stephen A. Burch, Director	/s/ HANAN Y. SIBEL Hanan Y. Sibel, Director
/s/ ROSE M. CERNAK Rose M. Cernak, Director	/s/ LEONARD STOLER Leonard Stoler, Director

/s/ HOWARD FRIEDMAN Howard Friedman, Director	/s/ HECTOR TORRES Hector Torres, Director
/s/ MICHAEL R. WATSON Michael R. Watson, Director

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of First Mariner's Form 10-Q for the quarter ended September 30, 2002)
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)
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
10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner's Form 10-Q for the quarter ended June 30, 2002.)
10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner's Definitive Proxy Statement filed on 4/5/02)
10.10
Lease Agreement dated as of March 1, 2003 between Building No. 2 LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.11	Lease Agreement dated March 1, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.12
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Edwin F. Hale, Sr. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.13
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Joseph A. Cicero (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.14
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and George H. Mantakos (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q for the quarter ended March 31, 2003.)

10.15
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.16
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.17
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Brett J. Carter (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-Q for the quarter ended March 31, 2003.)
10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-Q for the quarter ended September 30, 2003)
21	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1	Risk Factors filed herewith

QuickLinks

FIRST MARINER BANCORP
TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1 BUSINESS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
  ITEM 6 SELECTED FINANCIAL DATA
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Independent Auditors' Report
FIRST MARINER BANCORP AND SUBSIDIARIES Consolidated Statements of Financial Condition
FIRST MARINER BANCORP AND SUBSIDIARIES Consolidated Statements of Operations
FIRST MARINER BANCORP Consolidated Statements of Changes in Stockholders' Equity
FIRST MARINER BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows
FIRST MARINER BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A CONTROLS AND PROCEDURES
PART III
  ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11 EXECUTIVE COMPENSATION
  ITEM 12 SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14 PRINCIPAL ACCOUNTANTS FEES AND SERVICES
PART IV
  ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX