Form 10-Q
period 2004-03-31
FIRST MARINER BANCORP
filed 2004-05-17
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2004.

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

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of May 11, 2004 is 5,737,647 shares.

FIRST MARINER BANCORP

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$26,730	$26,574
Federal funds sold and Interest-bearing deposits	27,074	20,105
Available-for-sale securities, at fair value	302,383	288,437
Loans held for sale	51,041	59,055
Loans receivable	630,631	609,847
Allowance for loan losses	(8,784)	(8,692)
Loans, net	621,847	601,155
Other real estate owned	44	296
Restricted stock investments	4,815	7,265
Property and equipment, net	17,621	18,001
Accrued interest receivable	5,323	4,955
Deferred income taxes	1,910	2,619
Bank owned life insurance	25,498	15,266
Prepaid expenses and other assets	9,546	11,125
Total assets	$1,093,832	$1,057,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	155,522	132,979
Interest-bearing	655,313	614,754
Total deposits	810,835	747,733
Borrowings	143,942	173,884
Repurchase agreements	25,000	25,000
Junior subordinated deferrable interest debentures	47,939	47,939
Accrued expenses and other liabilities	4,810	4,863
Total liabilities	1,032,526	999,419

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,730,398 and 5,693,637 shares issued and outstanding, respectively	287	285
Accumulated other comprehensive income	2,374	1,170
Additional paid-in capital	51,077	50,717
Retained earnings	7,569	6,262
Total stockholders’ equity	61,306	58,434

Total liabilities and stockholders’ equity	$1,093,832	$1,057,853

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands except per share)
Interest income:
Loans	$12,104	$11,321
Investments and other earning assets	3,037	1,856
Total interest income	15,141	13,177

Interest expense:
Deposits	3,110	3,193
Borrowed funds and other	2,110	1,844
Total interest expense	5,220	5,037
Net interest income	9,921	8,140

Provision for loan losses	300	550

Net interest income after provision for loan losses	9,621	7,590

Noninterest income:
Gain on sale of mortgage loans	926	1,295
Other mortgage banking revenue	365	431
ATM Fees	624	584
Service fees on deposits	1,548	1,535
Gain on sales of investment securities	340	46
Income from bank owned life insurance	233	195
Other	685	635

Total noninterest income	4,721	4,721
Noninterest expenses:
Salaries and employee benefits	6,539	5,422
Net occupancy	1,535	1,322
Furniture, fixtures and equipment	719	688
Professional services	191	313
Advertising	356	296
Data processing	515	475
Other	2,674	2,108

Total noninterest expenses	12,529	10,624
Income before taxes	1,813	1,687
Provision for income taxes	506	532
Net income	$1,307	$1,155
Net income per common share:
Basic	$0.23	$0.21
Diluted	0.21	0.20

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,307	$1,155
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	805	757
Amortization of unearned loan fees and costs, net	(266)	(395)
Amortization of premiums and discounts on loans	(185)	(66)
Amortization of premiums and discounts on mortgage-backed securities, net	42	165
Gain on available for sale securities	(340)	(46)
Gain on other real estate owned	(27)	(41
Valuation allowance of other real estate owned	2	3
Deferred income taxes	—	—
(Increase) decrease in accrued interest receivable	(368)	75
Provision for loan losses	300	550
Net decrease in mortgage loans held-for-sale	8,014	2,914
Increase in bank owned life insurance	(10,232)	(465)
Net (decrease) increase in accrued expenses and other liabilities	(53)	14
Net decrease in prepaids and other assets	4,579	441
Net cash provided by operating activities	3,578	5,061
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(20,541)	(8,752)
Purchases of property and equipment	(425)	(1,223)
Sales (purchases) of Federal Home Loan Bank of Atlanta stock	2,450	(250)
Purchases of available for sale securities	(136,972)	(2,513)
Sales of available for sale securities	14,961	1,012
Maturity of available for sale securities	103,236	6,437
Principal repayments of available for sale securities	7,040	16,044
Construction disbursements-other real estate owned	—	9
Proceeds from sales of other real estate owned	277	145
Net cash (used in) provided by investing activities	(29,974)	10,909
Cash flows from financing activities:
Net increase in deposits	63,102	38,095
Net increase in other borrowings	19,058	1,948
Proceeds from advances from Federal Home Loan Bank of Atlanta	119,500	17,000
Repayment of advances from Federal Home Loan Bank of Atlanta	(168,500)	(17,000)
Proceeds from stock issuance, net	361	70
Net cash provided by financing activities	33,521	40,113
Increase in cash and cash equivalents	7,125	56,083
Cash and cash equivalents at beginning of period	46,679	75,806
Cash and cash equivalents at end of period	$53,804	$131,889
Supplemental information:
Interest paid on deposits and borrowed funds	$5,254	$5,212
Income taxes paid	145	510

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.   These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2004.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2004	2003
	(Unaudited) (dollars in thousands)
Net income	$1,307	$1,155
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax of $384 and $109, respectively)	995	(180)
Less: reclassification adjustment for gains (net of taxes of $131 and $18, respectively) included in net income	(209)	(29)
Total other comprehensive income	1,204	(151)
Total comprehensive income	$2,511	$1,004

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

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003

Net income-basic and diluted	$1,307	$1,155
Weighted-average shares outstanding	5,713,462	5,394,992
Dilutive securities-options and warrants	647,644	349,061
Adjusted weighted-average shares outstanding-dilutive	6,361,106	5,744,053

NOTE 4 - STOCK BASED COMPENSATION

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

	For three months ended March 31,
(dollars in thousands except per share data)	2004	2003

Net earnings, as reported	$1,307	$1,155
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(436)	(465)

Pro forma net earnings	$871	$690

Earnings per share:
Basic - as reported	$0.23	$0.21
Basic - pro forma	$0.15	$0.13
Diluted - as reported	$0.21	$0.20
Diluted - pro forma	$0.14	$0.12

NOTE 5 – SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in three business segments—commercial and consumer banking, consumer finance and mortgage banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes the Company’s treasury and administrative functions.  Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.

For the quarter ended March 31, 2004:

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$13,026	$1,629	$486	$15,141
Interest expense	4,754	234	232	5,220
Net interest income	8,272	1,395	254	9,921
Provisions for loan losses	50	250	—	300
Net interest income after provision for loan losses	8,222	1,145	254	9,621
Noninterest income	3,201	292	1,228	4,721
Noninterest expense	8,996	1,314	2,219	12,529
Net intersegment income	96	—	(96)	—
Income before income taxes	$2,523	$123	$(833)	$1,813
Total assets	$1,018,319	$24,472	$51,041	$1,093,832

For the quarter ended March 31, 2003:

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$11,291	$758	$1,128	$13,177
Interest expense	4,415	108	514	5,037
Net interest income	6,876	650	614	8,140
Provisions for loan losses	300	250	—	550
Net interest income after provision for loan losses	6,576	400	614	7,590
Noninterest income	2,749	220	1,752	4,721
Noninterest expense	8,045	768	1,811	10,624
Net intersegment income	128	—	(128)	—
Income before income taxes	$1,408	$(148)	$427	$1,687
Total assets	$810,312	$12,510	$90,184	$913,006

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Portions of this 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about the Company’s confidence, policies, and strategies, provisions and allowance for credit losses, adequacy of capital levels, and liquidity.  Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation.  For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2003.  The Company assumes no obligation to update forward-looking statements at any time.

The Company

The Company is a bank holding company formed in Maryland in 1994 under the name MarylandsBank Corp. that later changed its name to First Mariner Bancorp in May 1995.  The business of the Company is conducted primarily through its wholly-owned Subsidiary,  First Mariner Bank (the “Bank”), whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 23 full service branches and 197 Automated Teller Machines.

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of financial products.

In July 2002, First Mariner Bancorp formed Finance Maryland, LLC, a consumer finance company headquartered at 3301 Boston Street Baltimore, Maryland.  Finance Maryland engages in traditional consumer finance activities, sourcing small consumer loans through direct cash lending at branch locations, loan solicitations via direct mail, and the purchasing of installment loan contracts from various retailers.   Finance Maryland’s branch network is located in central Maryland, the Eastern Shore of Maryland, and Delaware. Branch locations in Delaware operate under the trade name of “Finance Delaware.”  At March 31, 2004, Finance Maryland had loans outstanding of $23.2 million and 14 branch locations.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $1,093.832 million at March 31, 2004, compared to $1,057.853 million at December 31, 2003, increasing $35.979 million or 3.4% for the first three months of 2004.  Earning assets increased $31.235 million or 3.2% to $1,015.944 million from $984.709 million.  The growth in assets was primarily due to growth in loans outstanding (+$20.784 million), increases in the Company’s investment portfolio (+$13.946 million), and higher short-term investments (+$6.969 million).  Loans held for sale decreased by $8.014 million.  Growth in total assets was funded by an increased level of customer deposits of $63.102 million.  Borrowed funds declined by $29.942 million.

The investment portfolio composition is as follows:

	March 31, 2004	December 31, 2003

Investment securities-available for sale:
Mortgage-backed securities	$183,904	$149,763
Trust preferred securities	25,432	22,987
US Government agency bonds	84,627	107,314
US Treasury securities	1,005	1,001
Equity securities	1,304	1,274
Foreign Government Bonds	1,250	1,250
Other investment securities	4,861	4,848
Total investment securities-available-for-sale	$302,383	$288,437

Total loans increased $20.784 million during the first quarter of 2004.  Significant growth was realized in the Company’s commercial real estate loan portfolio, which increased $14.295 million.  The total loan portfolio was comprised of the following:

	March 31, 2003	December 31, 2003
	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$40,969	$40,231
Commercial	250,734	236,439
Consumer residential construction	119,328	119,834
Construction, net of undisbursed principal	49,393	47,723
	460,424	444,227
Commercial	77,708	79,063
Loans secured by second mortgages on real estate	55,743	50,906
Consumer loans	37,028	35,818
Loan secured by deposits and other	1,203	1,160
Total loans	632,106	611,174
Unamortized loan premiums	(292)	(306)
Unearned loan fees, net	(1,183)	(1,021)
	$630,631	$609,847

Credit Risk Management

The provision for loan losses for the three months ended March 31, 2004 was $300,000 compared to $550,000 for the same period ended March 31, 2003.  The lower provision for the 1st quarter of 2004 reflects lower levels of non-performing and delinquent loans compared to the same period last year. The allowance for loan losses totaled $8.784 million at March 31, 2004 compared to $8.692 million at December 31, 2003.  This represented an increase of 1.1%.  As of March 31, 2004 the allowance for loan losses is 1.39% of outstanding loans as compared to 1.43% at December 31, 2003.  During the first three months of 2004 net chargeoffs decreased as compared to average loans outstanding to 0.14%, as compared to 0.18% during the same period of 2003.

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

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2004	2003

Allowance for loan losses, beginning of year	$8,692	$7,188
Loans charged off:
Commercial
Commercial/Residential Construction
Commercial Mortgages
Residential Construction-Consumer
Residential Mortgages		(1)
Consumer	(254)	(253)
Total loans charged off	(254)	(254)
Recoveries
Commercial
Commercial/Residential Construction
Commercial Mortgages
Residential Construction-Consumer
Residential Mortgages		1
Consumer	46	13
Total recoveries	46	14
Net chargeoffs	(208)	(240)
Provision for loan losses	300	550
Allowance for loan losses, end of year	$8,784	$7,498
Loans (net of premiums and discounts)
Period-end balance	630,631	542,938
Average balance during period	616,313	533,823
Allowance as percentage of period-end loan balance	1.39%	1.38%
Percent of average loans:
Provision for loan losses	0.20%	0.41%
Net chargeoffs	0.14%	0.18%

Non-performing assets, expressed as a percentage of total assets, decreased to 0.24% at March 31, 2004, down from 0.48% at December 31, 2003, and 0.56% at March 31, 2003, due to resolutions of loans placed on nonaccruing status during the quarter and a decrease of other real estate owned.   Loans past due 90 days or more and still accruing totaled $3.861 million compared to $2.258 million at December 31, 2003 and $7.841 million as of March 31, 2003.

Nonperforming Assets	March 31, 2004	December 31, 2003	March 31, 2003
(Dollars in thousands)
Nonaccruing loans	$2,584	$4,774	$2,960
Real estate acquired by foreclosure	44	296	2,131

Total non-performing assets	$2,628	$5,070	$5.091

Loans past-due 90 days or more and accruing	$3,861	$2,258	$7,841

At March 31, 2004, the allowance for loan losses represented 334.2% of nonperforming assets compared to 246.6% at December 31, 2003.  Management believes the allowance for loan losses at March 31, 2004 is adequate.

Deposits

Deposits totaled $810.835 million as of March 31, 2004, increasing $63.102 million or 8.4% from the December 31, 2003 balance of $747.733 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2004. Continued successful marketing campaigns have maintained a strong mix of non-interest checking accounts, NOW and money market accounts.

	March 31, 2004		December 31, 2003
	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$224,958	27.7%	$212,344	28.4%
Regular savings deposits	66,227	8.2%	61,110	8.2%
Time deposits	364,128	44.9%	341,300	45.6%
Total interest-bearing deposits	655,313	80.8%	614,754	82.2%
Noninterest-bearing demand deposits	155,522	19.2%	132,979	17.8%
Total deposits	$810,835	100.0%	$747,733	100.0%

Results of Operations

Net Income.  For the three months ended March 31, 2004, net income totaled $1.307 million compared to $1.155 million for the three month period ended March 31, 2003.  Basic earnings per share for the first three months of 2004 totaled $.23 compared to $.21 per share for the same period of 2003.  Diluted earnings per share totaled $.21 for the first quarter of 2004 compared to $.20 for the first quarter of 2003.  Increased net income for the first three months of 2004 was attributable to increases in revenue (net interest income and non interest income) of $1.781 million, while noninterest expense increased $1.905 million and the provision for loan losses and income tax expense decreased $276,000.

Net Interest Income.  Net interest income for the first three months of 2004 totaled $9.921 million, an increase of 21.9% over $8.140 million for the three months ended March 31, 2003. The net interest margin for the three month period was 4.08% compared to 4.12% for the comparable period of 2003, while average earning assets increased by $176.041 million or 22.4%.

Total interest income increased by $1.964 million due to growth in average loans and investments.  Average loans outstanding increased by $82.490 million, average investment securities increased by $152.541 million while average loans held for sale decreased $45.176 million. Yields on earning assets for the period decreased to 6.26% from 6.71%. Interest expense increased by $183,000.  Average interest bearing liabilities increased by $157.907 million. Average interest bearing deposits increased by $85.871 million and average borrowings increased by $72.036 million.  Yields on interest bearing liabilities decreased to 2.49% from 2.99% for the same period in 2003 as a result of the decline in general interest rates.

	For the period ended March 31,
	2004		2003
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$76,522	5.85%	$61,466	6.42%
Comm/Res Construction	47,488	7.09%	35,472	6.84%
Commercial Mortgages	241,967	7.03%	202,544	7.41%
Residential Constr - Cons	118,955	7.23%	126,114	7.84%
Residential Mortgages	40,132	7.20%	44,929	7.72%
Consumer	91,249	10.83%	63,298	9.73%
Total Loans	616,313	7.50%	533,823	7.66%

Loans held for sale	40,762	4.77%	85,938	5.17%
Available for sale securities, at fair value	272,924	4.29%	120,383	5.72%
Interest bearing deposits	27,802	0.89%	43,602	1.00%
Restricted stock investments, at cost	5,514	3.48%	3,528	4.38%

Total earning assets	963,315	6.26%	787,274	6.71%

Allowance for loan losses	(8,692)		(7,281)
Cash and other non earning assets	80,046		64,675

Total Assets	$1,034,669		$844,669

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	60,561	0.49%	57,568	0.55%
Savings deposits	62,970	0.47%	49,426	0.75%
Money market deposits	153,193	0.85%	145,336	1.02%
Time deposits	352,189	3.01%	290,712	3.71%
Total interest bearing deposits	628,913	1.99%	543,042	2.38%

Borrowings	212,803	3.99%	140,767	5.31%

Total interest bearing liabilities	841,716	2.49%	683,809	2.99%

Noninterest bearing demand deposits	129,191		105,216
Other liabilities	3,465		3,722
Stockholders Equity	60,297		51,922

Total Liabilities and Stockholders’ Equity	$1,034,669		$844,669

Net Interest Spread		3.77%		3.72%

Net Interest Margin		4.08%		4.12%

Noninterest Income —Noninterest income for the three months ended March 31, 2004 was $4.721 million, which was the same for the same  period of 2003. Deposit service charges rose slightly as compared to the three months ending March 31, 2003 due to the increased number of deposit accounts offset by lower overdraft revenue.  ATM fees increased by $40,000 or 6.8% as a result of increased volume of ATM and debit card transactions.  As of March 31, 2004, the Bank has 48 ATM locations that it owns and operates and 149 ATM’s through the third party agreements.  Mortgage banking income and gain on sale of mortgage loans decreased by $435,000 (-21%) due to decreased volume of mortgage loans originated and sold into the secondary market.  The volume of mortgage loans sold into the secondary market for the first three months of 2004 was $146 million compared to $214 million for the first three months in 2003.   Other noninterest income increased by $50,000 or 7.8%, and fee revenue received from sales of insurance products increased by $69,000.

	For three months ended March 31,
(Dollars in thousands)	2004	2003
	Amount	Amount
Gain on sale of mortgage loans	$926	$1,295
Service fees on deposits	1,548	1,535
ATM fees	624	584
Gain on sales of investment securities, net	340	46
Other mortgage banking revenue	365	431
Income from bank owned life insurance	233	195
Other operating income	685	635
Total noninterest income	$4,721	$4,721

Noninterest expenses - For the three months ended March 31, 2004 noninterest expenses increased $1.905 million or 17.9% to $12.529 million compared to $10.624 million for the same period of 2003.  Increased salary and employee benefits expenses of $1.117 million relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, higher staffing hired for the newly formed consumer finance company, and increased cost of employer provided health care.  Occupancy expenses increased $213,000 due to new offices of Finance Maryland, increased space occupied by administrative areas and higher utility costs.  Printing and postage expenses increase $219,000 due to an increase in direct mail campaigns in the Company’s mortgage banking division.

	For three months ended March 31,
Noninterest expense	2004	2003
(Dollars in thousands)	Amount	Amount
Salaries and employee benefits	$6,539	$5,422
Net occupancy	1,535	1,322
Furniture, fixtures and equipment	719	688
Professional services	191	313
Advertising	356	296
Data processing	515	475
Service and maintenance	405	291
Office supplies	156	136
ATM servicing expenses	260	213
Printing	229	107
Corporate insurance	60	47
OREO expense	(9)	(34)
FDIC Premiums	29	27
Consulting fees	74	48
Marketing/promotion	184	255
Courier/postage	332	235
Security	45	75
Other	909	708
Total noninterest expense	$12,529	$10,624

Income Taxes- The Company recorded income tax expense of $506,000 on income before taxes of $1.813 million, resulting in an effective tax rate of 27.9% for the three month period ended March 31, 2004 in comparison to income tax expense of $532,000 on income before taxes of $1.687 million, resulting in an effective tax rate of 31.5% for the three month period ended March 31, 2003.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes, and benefits of state and federal income tax credits awarded over the past year.

Liquidity and Capital Resources

Stockholders’ equity increased $2.872 million in the first three months of 2004 to $61.306 million from $58.434 million as of December 31, 2003.   Contributing to the increased capital levels is the retention of net income of $1.307 million for the first three months of 2004 and $361,000 of proceeds from the sale of stock under the company stock purchase plan and exercise of options and warrants.  Other comprehensive income increased by $1.204 million due to the increase in market values of securities classified as available for sale.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At March 31,
	2004	2003
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.8%	7.9%
The Bank	7.1%	7.6%
Tier 1 capital to risk weighted assets
Consolidated	10.3%	10.0%
The Bank	9.5%	9.6%
Total capital to risk weighted assets
Consolidated	14.8%	13.3%
The Bank	11.2%	10.6%

The Bank’s principal sources of liquidity are cash and cash equivalents, (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $53.804 million at March 31, 2004 compared to $46.679 million as of December 31, 2003.  The Company’s loan to deposit ratio stood at 77.8% as of March 31, 2004 and 81.6% at December 31, 2003.

FORWARD-LOOKING STATEMENTS

This Quarterly Report filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statement that are not historical in nature, including the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-Q, general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  For a more complete discussion of these risk factors, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2003.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2004, the Company had a one year cumulative positive gap of approximately $180.390 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2004, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase of 200 basis points over a one year period, the Company’s net interest income would decrease by 3% if rates were to increase and increase by 1% if rates were to decline.

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

PART II - Other Information

Item 1 -	Legal proceedings - None
Item 2 -	Changes in securities, use of proceeds and issuer purchases of equity securities - None
Item 3 -	Defaults upon senior securities - None
Item 4 -	Submission of matters to a vote of security holders

At the Company’s Annual Meeting of Stockholders held May 4, 2004, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2007 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against	Abstain	Broker Nonvotes
Edith B. Brown	5,069,432	109,296
Thomas L. Bromwell	5,135,651	43,077
Rose M. Cernak	5,126,796	51,932
George H. Mantakos	5,135,951	42,777
Michael R. Watson	5,135,401	43,327
Hector Torres	5,135,951	42,777

At the Company’s Annual Meeting of Stockholders held May 4, 2004, the Company’s 2004 Long Term Incentive Plan was approved as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
2,285,401	1,148,463	24,897	1,720,167

At the Company’s Annual Meeting of Stockholders held May 4, 2004, the Company’s 2003 Employee Stock Purchase Plan was approved as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
2,739,852	693,486	25,223	1,720,167

Also, at the Company’s Annual Meeting of Stockholders held May 4, 2004, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
734,022	2,634,254	90,285	1,720,167

Item 5 -	Other information - None
Item 6 -	Exhibits and reports on Form 8-K
	(a)	Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures

	(b)	Reports on Form 8-K

On January 22, 2004, the Company furnished on Form 8-K a press release concerning the Company’s earnings for the fourth quarter of 2003 under Item 12.

On February 4, 2004, the Company furnished on Form 8-K an Investor Presentation slideshow under Item 9.

On April 22, 2004, the Company furnished on Form 8-K a press release concerning the Company’s first quarter earnings under Item 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	5/17/04	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	5/17/04	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, as amended, file no. 333-16011 (the “1996 Registration Statement”))

3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of First Mariner’s Form 10-Q for the quarter ended September 30, 2002)

10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)

10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)

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

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner’s Form 10-Q for the quarter ended June 30, 2002.)

10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on 4/5/02)

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

10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 30, 2003.)

10.19	First Mariner Bancorp 2004 Long Term Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on 4/1/04)

10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed on 4/1/04)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2003.)