Form 10-Q
period 2004-06-30
FIRST MARINER BANCORP
filed 2004-08-16
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of August 2, 2004 is 5,769,018 shares.

FIRST MARINER BANCORP
INDEX

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$33,645	$26,574
Federal funds sold and Interest-bearing deposits	31,158	20,105
Available-for-sale securities, at fair value	336,162	288,437
Loans held for sale	48,158	59,055
Loans receivable	633,539	609,847
Allowance for loan losses	(9,020)	(8,692)
Loans, net	624,519	601,155
Other real estate owned	92	296
Restricted stock investments	7,015	7,265
Property and equipment, net	17,458	18,001
Accrued interest receivable	5,651	4,955
Deferred income taxes	4,942	2,619
Bank owned life insurance	25,780	15,266
Prepaid expenses and other assets	10,381	14,125
Total assets	$1,144,961	$1,057,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	147,516	132,979
Interest-bearing	666,708	614,754
Total deposits	814,224	747,733
Borrowings	195,915	173,884
Repurchase agreements	25,000	25,000
Junior subordinated deferrable interest debentures	47,939	47,939
Accrued expenses and other liabilities	3,985	4,863
Total liabilities	1,087,063	999,419

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,765,543 and 5,693,637 shares issued and outstanding, respectively	288	285
Accumulated other comprehensive (loss) income	(2,773)	1,170
Additional paid-in capital	51,441	50,717
Retained earnings	8,942	6,262
Total stockholders’ equity	57,898	58,434

Total liabilities and stockholders’ equity	$1,144,961	$1,057,853

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands except per share)		(dollars in thousands except per share)
Interest income:
Loans	$12,306	$12,053	$24,410	$23,374
Investments and interest-bearing deposits	3,392	1,715	6,429	3,571
Total interest income	15,698	13,768	30,839	26,945

Interest expense:
Deposits	3,139	3,447	6,249	6,640
Borrowed funds and repurchase agreements	2,332	1,877	4,442	3,721
Total interest expense	5,471	5,324	10,691	10,361
Net interest income	10,227	8,444	20,148	16,584

Provision for loan losses	489	902	789	1,452

Net interest income after provision for loan losses	9,738	7,542	19,359	15,132

Noninterest income:
Gain on sale of mortgage loans	769	1,339	1,695	2,634
Other mortgage banking revenue	477	510	842	941
ATM Fees	719	669	1,343	1,253
Service fees on deposits	1,693	1,668	3,241	3,203
Gain on sales of investment securities	—	143	340	189
Income from bank owned life insurance	282	175	515	370
Other	733	720	1,418	1,355

Total noninterest income	4,673	5,224	9,394	9,945
Noninterest expenses:
Salaries and employee benefits	6,413	5,431	12,952	10,853
Net occupancy	1,490	1,463	3,025	2,785
Furniture, fixtures and equipment	746	708	1,465	1,396
Professional services	238	226	429	539
Advertising	321	289	677	585
Data processing	530	511	1,045	986
Other	2,781	2,185	5,455	4,293

Total noninterest expenses	12,519	10,813	25,048	21,437
Income before taxes	1,892	1,953	3,705	3,640
Provision for income taxes	519	625	1,025	1,157
Net income	$1,373	$1,328	$2,680	$2,483
Net income per common share:
Basic	$0.24	$0.25	$0.47	$0.46
Diluted	0.22	0.23	0.42	0.43

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$2,680	$2,483
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,622	1,530
Amortization of unearned loan fees and costs, net	(518)	(793)
Amortization of premiums and discounts on loans	(378)	(178)
Amortization of premiums and discounts on mortgage-backed securities, net	507	277
Gain on available for sale securities	(340)	(189)
Gain on other real estate owned	(27)	(161)
Valuation allowance of other real estate owned	4	45
Deferred income taxes	—	—
Increase in accrued interest receivable	(695)	(2)
Provision for loan losses	789	1,452
Net decrease (increase) in mortgage loans held-for-sale	10,895	(39,060)

Net increase in accrued expenses and other liabilities	302	658
Net decrease (increase) in prepaids and other assets	4,001	(4,668)
Net cash provided by (used by) operating activities	18,842	(38,606)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(23,307)	(12,639)
Purchases of property and equipment	(1,078)	(2,022)
Sales of Federal Home Loan Bank of Atlanta stock	250	250
Purchases of available for sale securities	(198,972)	(62,297)
Sales of available for sale securities	14,961	1,194
Maturity of available for sale securities	108,236	31,437
Principal repayments of available for sale securities	21,617	32,247
Construction disbursements-other real estate owned	—	(62)
Proceeds from sales of other real estate owned	277	523
Purchase of bank owned life insurance	(10,514)	(369)
Net cash (used in) provided by investing activities	(88,530)	(11,738)
Cash flows from financing activities:
Net increase in deposits	66,493	101,026
Net increase in other borrowings	25,592	14,157
Proceeds from issuance of preferred securities	—	14,500
Proceeds from advances from Federal Home Loan Bank of Atlanta	206,500	17,000
Repayment of advances from Federal Home Loan Bank of Atlanta	(211,500)	(17,000)
Proceeds from stock issuance, net	727	149
Net cash provided by financing activities	87,812	129,832
Increase in cash and cash equivalents	18,124	79,488
Cash and cash equivalents at beginning of period	46,679	75,806
Cash and cash equivalents at end of period	$64,803	$155,294
Supplemental information:
Interest paid on deposits and borrowed funds	$10,866	$10,325
Income taxes paid	1,252	1,659

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.  The balances as of December 31, 2003 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2003 annual report. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2004.

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Six months ended June 30,
	2004	2003
	(Unaudited) (dollars in thousands)
Net income	$2,680	$2,483
Other comprehensive income items:
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(1,442) and $117, respectively)	(3,734)	303
Less: reclassification adjustment for gains (net of taxes of $131 and $73, respectively) included in net income	209	116
Total other comprehensive (loss) income	(3,943)	187
Total comprehensive (loss) income	$(1,263)	$2,670

NOTE 3 – PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. All options and warrants as of June 30, 2004 are in the money and are included in the computation. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income-basic and diluted	$1,373	$1,328	$2,680	$2,483
Weighted-average shares outstanding-basic	5,743,659	5,401,633	5,728,560	5,398,331
Dilutive securities-options and warrants	603,789	464,782	628,779	426,203
Adjusted weighted-average shares outstanding-dilutive	6,347,448	5,866,415	6,357,339	5,824,534

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

	For three months ended June 30,
(dollars in thousands except per share data)	2004	2003

Net earnings, as reported	$1,373	$1,328
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(16)	(10)

Pro forma net earnings	$1,357	$1,318

Earnings per share:
Basic - as reported	$0.24	$0.25
Basic - pro forma	$0.24	$0.24
Diluted - as reported	$0.22	$0.23
Diluted - pro forma	$0.21	$0.22

	For six months ended June 30,
(dollars in thousands except per share data)	2004	2003

Net earnings, as reported	$2,680	$2,483
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(452)	(475)

Pro forma net earnings	$2,228	$2,008

Earnings per share:
Basic - as reported	$0.47	$0.46
Basic - pro forma	$0.39	$0.37
Diluted - as reported	$0.42	$0.43
Diluted - pro forma	$0.35	$0.34

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

For the six month period ended June 30, 2004:

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$26,450	$3,377	$1,012	$30,839
Interest expense	9,743	468	480	10,691
Net interest income	16,707	2,909	532	20,148
Provision for loan losses	150	639	—	789
Net interest income after provision for loan losses	16,557	2,270	532	19,359
Noninterest income	6,330	683	2,381	9,394
Noninterest expense	17,810	2,688	4,550	25,048
Net intersegment income	40	—	(40)	—
Income before income taxes	$5,117	$265	$(1,677)	$3,705
Total assets	$1,069,335	$27,468	$48,158	$1,144,961

For the six month period ended June 30, 2003:

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$22,659	$1,832	$2,454	$26,945
Interest expense	8,766	284	1,311	10,361
Net interest income	13,893	1,548	1,143	16,584
Provision for loan losses	900	552	—	1,452
Net interest income after provision for loan losses	12,993	996	1,143	15,132
Noninterest income	5,749	581	3,615	9,945
Noninterest expense	16,461	1,626	3,350	21,437
Net intersegment income	54	—	(54)	—
Income before income taxes	$2,335	$(49)	$1,354	$3,640
Total assets	$855,254	$17,378	$132,158	$1,004,790

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Portions of this 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about the Company’s confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation.  For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2003.  The Company assumes no obligation to update forward-looking statements at any time.

The Company

The Company is a financial holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, our strategy has involved building a network of banking branches and ATMs to capture market share and build a community franchise for stockholders, customers and employees. We are focusing on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, consumer finance offices, and ATMs established during our infrastructure expansion phase.

First Mariner Bank (the “Bank”), the only bank subsidiary, offers consumer and commercial banking and real estate lending services throughout central Maryland, the Eastern Shore of Maryland, and in portions of Virginia. Finance Maryland, LLC (“Finance Maryland”), is a wholly owned subsidiary, and offers traditional consumer finance products and services through its’ branch network located in central Maryland, the Eastern Shore of Maryland, and Delaware. Branch locations in Delaware operate under the trade name of “Finance Delaware.”

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $1,144.961 million at June 30, 2004, compared to $1,057.853 million at December 31, 2003, increasing $87.108 million or 8.2% for the first six months of 2004.  Earning assets increased $71.323 million or 7.2% to $1,056.032 million from $984.709 million.  The growth in assets was primarily due to growth in loans outstanding (+$23.692 million), increases in the Company’s investment portfolio (+$47.725 million), and higher short-term investments (+$11.053 million).  Loans held for sale decreased by $10.897 million.  Growth in total assets was funded by an increased level of customer deposits of $66.491 million.  Borrowed funds increased by $22.031 million.

The investment portfolio composition is as follows:

	June 30, 2004	December 31, 2003

Investment securities-available for sale:
Mortgage-backed securities	$213,152	$149,763
Trust preferred securities	36,108	22,987
US Government agency notes	78,472	107,314
US Treasury securities	999	1,001
Equity securities	1,308	1,274
Foreign Government Bonds	1,250	1,250
Other investment securities	4,873	4,848
Total investment securities-available-for-sale	$336,162	$288,437

Total loans increased $23.692 million during the first six months of 2004.  Significant growth was realized in the Company’s commercial real estate loan portfolio (+$14.871 million) and consumer loans (+$5.416 million).  The total loan portfolio was comprised of the following:

	June 30, 2004	December 31, 2003
	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$41,729	$40,231
Commercial	251,310	236,439
Consumer residential construction	122,524	119,834
Construction, net of undisbursed principal	49,870	47,723
	465,433	444,227
Commercial	67,500	79,063
Loans secured by second mortgages on real estate	59,452	50,906
Consumer loans	41,234	35,818
Loan secured by deposits and other	1,137	1,160
Total loans	634,756	611,174
Unamortized loan premiums	(271)	(306)
Unearned loan fees, net	(946)	(1,021)
	$633,539	$609,847

Credit Risk Management

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

The provision for loan losses for the six months ended June 30, 2004 was $789,000 compared to $1.452 million for the same period ended June 30, 2003.  The lower provision for the six months of 2004 reflects lower levels of non-performing and delinquent loans compared to the same period last year. The allowance for loan losses totaled $9.020 million at June 30, 2004 compared to $8.692 million at December 31, 2003.  This represented an increase of 3.8%.  As of June 30, 2004 the allowance for loan losses is 1.42% of outstanding loans as compared to 1.43% at December 31, 2003.

Activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2004	2003

Allowance for loan losses, beginning of year	$8,692	$7,188
Loans charged off:
Commercial	(4)	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	(29)
Residential Mortgages	—	(1)
Consumer	(546)	(431)
Total loans charged off	(550)	(461)
Recoveries
Commercial	—	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	—	1
Consumer	89	26
Total recoveries	89	27
Net chargeoffs	(461)	(434)
Provision for loan losses	789	1,452
Allowance for loan losses, end of period	$9,020	$8,206
Loans (net of premiums and discounts)
Period-end balance	633,539	547,141
Average balance during period	625,865	539,352
Allowance as percentage of period-end loan balance	1.42%	1.50%
Percent of average loans:
Provision for loan losses (annualized)	0.25%	0.54%
Net chargeoffs (annualized)	0.15%	0.16%

During the first six months of 2004 net chargeoffs decreased as compared to average loans outstanding to 0.15%, as compared to 0.16% during the same period of 2003.  Non-performing assets, expressed as a percentage of total assets, decreased to 0.21% at June 30, 2004, down from 0.48% at December 31, 2003, and 0.45% at June 30, 2003, due to resolutions of loans placed on nonaccruing status during the quarter and a decrease of other real estate owned.  Loans past due 90 days or more and still accruing totaled $6.127 million compared to $2.258 million at December 31, 2003 and $9.688 million as of June 30, 2003.

Nonperforming Assets	June 30, 2004	December 31, 2003	June 30, 2003
(Dollars in thousands)
Nonaccruing loans	$2,314	$4,774	$2,607
Real estate acquired by foreclosure	92	296	1,902

Total non-performing assets	$2,406	$5,070	$4,509

Loans past-due 90 days or more and accruing	$6,127	$2,258	$9,688

At June 30, 2004, the allowance for loan losses represented 374.9% of nonperforming assets compared to 171.4% at December 31, 2003.  Management believes the allowance for loan losses at June 30, 2004 is adequate.

Deposits

Deposits totaled $814.224 million as of June 30, 2004, increasing $66.491 million or 8.9% from the December 31, 2003 balance of $747.733 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2004. Continued successful marketing campaigns have maintained a strong mix of non-interest checking accounts, NOW and money market accounts.

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$226,910	27.9%	$212,344	28.4%
Regular savings deposits	68,133	8.4%	61,110	8.2%
Time deposits	371,665	45.6%	341,300	45.6%
Total interest-bearing deposits	666,708	81.9%	614,754	82.2%
Noninterest-bearing demand deposits	147,516	18.1%	132,979	17.8%
Total deposits	$814,224	100.0%	$747,733	100.0%

Results of Operations

Net Income.  For the six months ended June 30, 2004, net income totaled $2.680 million compared to $2.483 million for the six month period ended June 30, 2003.  Basic earnings per share for the first six months of 2004 totaled $.47 compared to $.46 per share for the same period of 2003.  Diluted earnings per share totaled $.42 for the first six months of 2004 compared to the first six months of 2003 of $.43.  Earnings for the six months ended June 30, 2004 reflected higher net interest income, a lower provision for credit losses, a decline in fee income and growth in noninterest expenses.

For the second quarter of 2004, net income totaled $1.373 million compared to $1.328 million for the three month period ended June 30, 2003.  Basic earnings per share for the three month period ended June 30, 2004 totaled $.24 compared to $.25 per share for the same period of 2003.  Diluted earnings per share totaled $.22 for the second quarter of 2004 compared to $.23 for the second quarter of 2003.  Increased net income for the second quarter of 2004 was attributable to increases in net interest income, while noninterest expense increased and the provision for loan losses and income tax expense decreased.

Net Interest Income.  Net interest income for the first six months of 2004 totaled $20.148 million, an increase of 21.5% over $16.584 million for the six months ended June 30, 2003. The net interest margin for the six month period was 3.99% compared to 4.04% for the comparable period of 2003, while average earning assets increased by $185.523 million or 22.8%.

Total interest income increased by $3.894 million due to growth in average loans and investments.  Average loans outstanding increased by $86.513 million, average investment securities increased by $184.883 million while average loans held for sale decreased $54.016 million. Yields on earning assets for the period decreased to 6.15% from 6.61%. Interest expense increased by $330,000.  Average interest bearing liabilities increased by $165.083 million. Average interest bearing deposits increased by $71.492 million and average borrowings increased by $93.591 million.  Yields on interest bearing liabilities decreased to 2.45% from 2.93% for the same period in 2003 as a result of the decline in general interest rates.

Second quarter net interest income was $10.227 million in 2004, an increase of 21.1% over $8.444 million for the second quarter of 2003.  The net interest margin for the three month period was 3.92% compared to 3.95% for the comparable period of 2003. Interest income increased $1.930 million.  Average loans outstanding for the second quarter increased by $90.605 million and average investment increased $217.216 million.  Average loans held for sale decreased $62.746 million and average interest bearing deposits decreased by $56.667 million.  Yields on earning assets for the period decreased to 6.05% from 6.48%.  Interest expense increased by $147,000. Average interest bearing liabilities increased by $171.131 million, as average interest bearing deposits increased by $57.406 million and average borrowings increased by $113.725 million.  Rates paid on interest bearing liabilities for the quarter ended June 30, 2004 decreased to 2.41% from 2.88% for the same period in 2003 as a result of the decline in general interest rates.

	For six months ended June 30,
	2004		2003
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$76,952	5.87%	$64,568	6.37%
Comm/Res Construction	48,123	7.16%	34,520	6.81%
Commercial Mortgages	246,809	6.94%	208,101	7.39%
Residential Constr - Cons	118,150	7.20%	122,627	7.92%
Residential Mortgages	40,708	6.87%	42,703	7.79%
Consumer	95,123	10.63%	66,833	10.31%
Total Loans	625,865	7.43%	539,352	7.75%

Loans held for sale	42,366	4.76%	96,382	5.06%
Available for sale securities, at fair value	300,840	4.13%	115,957	5.44%
Interest bearing deposits	23,128	0.91%	57,820	1.13%
Restricted stock investments, at cost	6,281	3.45%	3,446	4.32%

Total earning assets	998,480	6.15%	812,957	6.61%

Allowance for loan losses	(8,790)		(7,515)
Cash and other non earning assets	87,150		75,274

Total Assets	$1,076,840		$880,716

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	62,985	0.39%	60,943	0.54%
Savings deposits	65,473	0.40%	52,113	0.75%
Money market deposits	151,789	0.81%	147,243	1.04%
Time deposits	361,336	3.00%	309,792	3.60%
Total interest bearing deposits	641,583	1.96%	570,091	2.35%

Borrowings	235,849	3.79%	142,258	5.27%

Total interest bearing liabilities	877,432	2.45%	712,349	2.93%

Noninterest bearing demand deposits	135,862		111,010
Other liabilities	4,651		3,742
Stockholders Equity	58,895		53,615

Total Liabilities and Stockholders’ Equity	$1,076,840		$880,716

Net Interest Spread		3.70%		3.68%

Net Interest Margin		3.99%		4.04%

Noninterest Income —Noninterest income for the three months ended June 30, 2004 was $4.673 million, a decrease of $551,000 or 10.5% for the same comparable period of 2003.  Deposit service charges rose slightly as compared to the three months ending June 30, 2004 due to the increased number of deposit accounts offset by lower overdraft revenue.  ATM fees increased by $50,000 or 7.5% as a result of increased volume of ATM and debit card transactions.  As of June 30, 2004, the Bank has 49 ATM locations that it owns and operates and 146 ATM’s through the third party agreements.  Mortgage banking income and gain on sale of mortgage loans decreased by $603,000 (-32.6%) due to decreased volume of mortgage loans originated and loans sold into the secondary market.  The volume of mortgage loans sold into the secondary market for the three months ended June 30, 2004 was $152 million compared to $288 million for the same comparable period in 2003.

	For six months ended June 30,
(Dollars in thousands)	2004	2003
	Amount	Amount
Gain on sale of mortgage loans	$1,695	$2,634
Service fees on deposits	3,241	3,203
ATM fees	1,343	1,253
Gain on sales of investment securities, net	340	189
Other mortgage banking revenue	842	941
Income from bank owned life insurance	515	370
Other operating income	1,418	1,355
Total noninterest income	$9,394	$9,945

For the six months ended June 30, 2004, noninterest income decreased $551,000 million or 5.5% to $9.394 million compared to $9.945 million for the same period of 2003, reflecting higher levels of revenue in most major categories.  Deposit service charges rose $38,000 or 1.2% as compared to the same period of 2003.  Gain of sale of mortgage loans decreased $939,000 or 35.6% due to decreased volume of mortgage originations and sales of mortgages.  Mortgages sold into the secondary market decreased 41.6% during the first six months of 2004.

Noninterest expenses - For the six months ended June 30, 2004 noninterest expenses increased $3.611 million or 16.8% to $25.048 million compared to $21.437 million for the same period of 2003.  Increased salary and employee benefits expenses of $2.099 million relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care.  Occupancy expenses increased $240,000 due to new offices of Finance Maryland, increased space occupied by administrative areas and higher utility costs.  Other noninterest expenses grew by $1.162 million due to increases in postage, security and administrative expenses.

For the second quarter of 2004, noninterest expenses increased $1.706 million or 15.8% to $12.519 million, compared to $10.813 million for the same quarter of 2003.  Increases in salary and employee benefits expenses is related to the increased personnel costs for the consumer finance company and wholesale mortgage operations, as well as, higher benefit expenses.  Increases in furniture and fixtures expenses as well as net occupancy is related to increased number of mortgage branches and consumer finance offices.

	For six months ended June 30,
	2004	2003
Noninterest expense	Amount	Amount
(Dollars in thousands)
Salaries and employee benefits	$12,952	$10,853
Net occupancy	3,025	2,785
Furniture, fixtures and equipment	1,465	1,396
Professional services	429	539
Advertising	677	585
Data processing	1,045	986
Service and maintenance	730	676
Office supplies	346	346
ATM servicing expenses	598	444
Printing	426	331
Corporate insurance	128	104
OREO expense	(28)	(142)
FDIC Premiums	57	53
Consulting fees	139	110
Marketing/promotion	357	405
Courier/postage	647	565
Security	151	96
Other	1,904	1,305
Total noninterest expense	$25,048	$21,437

Income Taxes- The Company recorded income tax expense of $1.025 million on income before taxes of $3.705 million, resulting in an effective tax rate of 27.7% for the six month period ended June 30, 2004 in comparison to income tax expense of  $1.157 million on income before taxes of $3.640 million, resulting in an effective tax rate of 31.8% for the six month period ended June 30, 2003.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes, and benefits of state and federal income tax credits awarded over the past year.

The Company recorded income tax expense of $519,000 on income before taxes of $1.892 million, resulting in an effective tax rate of 27.4% for the three month period ended June 30, 2003 in comparison to income tax expense of $625,000 on income before taxes of $1.953 million, resulting in an effective tax rate of 32.0% for the three month period ended June 30, 2003.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for state income tax purposes, increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes and recognition of newly acquired state and federal income tax credit over the past year.

Liquidity and Capital Resources

Stockholders’ equity decreased $536,000 in the first six months of 2004 to $57.898 million from $58.434 million as of December 31, 2003.  Other comprehensive income decreased by $3.943 million due to the decrease in market values of securities classified as available for sale. Retained earnings grew by the retention of net income of $2.680 million for the first six months of 2004.  Common stock and additional paid in capital increased by $727,000 reflecting proceeds from the sale of stock under the Company stock purchase plan and the exercise of options and warrants.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At June 30,
	2004	2003
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.3%	7.5%
The Bank	6.7%	7.2%
Tier 1 capital to risk weighted assets
Consolidated	10.0%	9.8%
The Bank	9.4%	9.4%
Total capital to risk weighted assets
Consolidated	14.4%	15.0%
The Bank	11.1%	10.5%

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $64.803 million at June 30, 2004 compared to $46.679 million as of December 31, 2003.  The Company’s loan to deposit ratio stood at 77.8% as of June 30, 2004 and 81.6% at December 31, 2003.

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

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2004, the Company had a one year cumulative positive gap of approximately $215 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  The simulation model also includes the estimated effect of rate changes on the Company’s fee income and net income produced by the Company’s mortgage banking operations. At June 30, 2004, the Company’s estimated earnings sensitivity profile reflected a minimal sensitivity to interest rate changes.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s net income would decrease by 7% if rates were to increase and net income would increase by 7% if rates were to decline.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s net interest income would increase by 0% if rates were to increase and net interest income would decrease by 0% if rates were to decline.

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

PART II - Other Information

Item 1 -	Legal proceedings - None
Item 2 -	Changes in securities, use of proceeds and issuer purchases of equity securities - None
Item 3 -	Defaults upon senior securities – None
Item 4 -	Submission of matters to a vote of security holders-None
Item 5 -	Other information - None
Item 6 -	Exhibits and reports on Form 8-K
(a) Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures

(b) Reports on Form 8-K

On July 21, 2004, the Company furnished on Form 8-K a press release concerning the Company’s earnings for second quarter earnings under item 12 and reporting the Company’s adoption of a stock repurchase program under item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	8/16/04	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	8/16/04	By:	/s/ Mark A. Keidel
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

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner’s Form 10-Q for the quarter ended March 31, 2002.)

10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on 4/5/02)

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