Form 10-Q
period 2004-09-30
FIRST MARINER BANCORP
filed 2004-11-15
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of October 31, 2004 is 5,801,151 shares.

FIRST MARINER BANCORP
INDEX

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$30,852	$26,574
Federal funds sold and interest-bearing deposits	31,226	20,105
Available-for-sale securities, at fair value	334,354	288,437
Loans held for sale	58,920	59,055
Loans receivable	676,467	609,847
Allowance for loan losses	(9,300)	(8,692)
Loans, net	667,167	601,155
Other real estate owned	45	296
Restricted stock investments	9,215	7,265
Property and equipment, net	17,389	18,001
Accrued interest receivable	5,948	4,955
Deferred income taxes	3,199	2,619
Bank owned life insurance	26,062	15,266
Prepaid expenses and other assets	11,312	14,125
Total assets	$1,195,689	$1,057,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	151,957	132,979
Interest-bearing	660,483	614,754
Total deposits	812,440	747,733
Borrowings	242,584	173,884
Repurchase agreements	25,000	25,000
Junior subordinated deferrable interest debentures	47,939	47,939
Accrued expenses and other liabilities	5,224	4,863
Total liabilities	1,133,187	999,419

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,792,802 and 5,693,637 shares issued and outstanding, respectively	290	285
Accumulated other comprehensive income	211	1,170
Additional paid-in capital	51,484	50,717
Retained earnings	10,517	6,262
Total stockholders’ equity	62,502	58,434

Total liabilities and stockholders’ equity	$1,195,689	$1,057,853

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands except per share)		(dollars in thousands except per share)
Interest income:
Loans	$13,206	$12,353	$37,614	$35,727
Investments and interest-bearing deposits	3,659	1,807	10,088	5,378
Total interest income	16,865	14,160	47,702	41,105

Interest expense:
Deposits	3,203	3,520	9,452	10,160
Borrowed funds and repurchase agreements	2,598	2,141	7,040	5,862
Total interest expense	5,801	5,661	16,492	16,022
Net interest income	11,064	8,499	31,210	25,083

Provision for loan losses	692	655	1,481	2,107

Net interest income after provision for loan losses	10,372	7,844	29,729	22,976

Noninterest income:
Gain on sale of mortgage loans	762	2,053	2,457	4,687
Other mortgage banking revenue	289	482	1,131	1,423
ATM Fees	737	646	2,080	1,899
Service fees on deposits	1,781	1,758	5,022	4,961
Gain on sales of investment securities	100	741	440	930
Investment sales commission	152	211	569	567
Income from bank owned life insurance	282	182	797	552
Other	620	441	1,621	1,440

Total noninterest income	4,723	6,514	14,117	16,459
Noninterest expenses:
Salaries and employee benefits	6,817	5,811	19,769	16,664
Net occupancy	1,586	1,460	4,610	4,245
Furniture, fixtures and equipment	790	719	2,255	2,115
Professional services	160	157	589	696
Advertising	336	274	1,013	859
Data processing	513	535	1,558	1,521
Other	2,672	3,913	8,126	8,206

Total noninterest expenses	12,874	12,869	37,920	34,306
Income before taxes	2,221	1,489	5,926	5,129
Provision for income taxes	646	87	1,671	1,244
Net income	$1,575	$1,402	$4,255	$3,885
Net income per common share:
Basic	$0.27	$0.26	$0.74	$0.72
Diluted	0.25	0.23	0.67	0.66

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30,

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$4,255	$3,885
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,469	2,309
Amortization of unearned loan fees and costs, net	(811)	(1,038)
Amortization of premiums and discounts on loans	(672)	325
Amortization of premiums and discounts on mortgage-backed securities, net	465	438
Gain on available for sale securities	(440)	(930)
Gain on other real estate owned	(59)	(225)
Valuation allowance of other real estate owned	(41)	(154)
Deferred income taxes	15	—
Increase in accrued interest receivable	(993)	(286)
Provision for loan losses	1,481	2,107
Net decrease in loans held-for-sale	135	19,337
Net (decrease) increase in accrued expenses and other liabilities	361	(782)
Net decrease (increase) in prepaids and other assets	2,813	(3,589)
Net cash provided by operating activities	8,978	21,397
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(66,610)	(19,760)
Purchases of property and equipment	(1,857)	(2,633)
Purchase of restricted stock investments	(1,950)	(1,250)
Purchases of available for sale securities	(207,442)	(131,337)
Sales of available for sale securities	18,674	3,236
Maturity of available for sale securities	108,736	36,037
Principal repayments of available for sale securities	32,536	50,679
Construction disbursements-other real estate owned	—	(170)
Proceeds from sales of other real estate owned	351	964
Purchase of bank owned life insurance	(10,796)	(552)
Net cash used by investing activities	(128,358)	(64,786)
Cash flows from financing activities:
Net increase in deposits	64,707	74,991
Net increase in other borrowings	30,300	5,087
Proceeds from issuance of preferred securities	—	36,500
Proceeds from advances from Federal Home Loan Bank of Atlanta	288,000	79,000
Repayment of advances from Federal Home Loan Bank of Atlanta	(249,000)	(49,000)
Proceeds from stock issuance, net	772	221
Net cash provided by financing activities	134,779	146,799
Increase in cash and cash equivalents	15,399	103,410
Cash and cash equivalents at beginning of period	46,679	75,806
Cash and cash equivalents at end of period	$62,078	$179,216
Supplemental information:
Interest paid on deposits and borrowed funds	$16,190	$15,720
Income taxes paid	1,489	2,336

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

NOTE 2 – COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)

	Nine months ended September 30,
	2004	2003
	(Unaudited) (dollars in thousands)
Net income	$4,255	$3,885
Other comprehensive income items:
Unrealized holding (losses) gains arising during the period (net of tax expense of ($423) and $44, respectively)	(689)	71
Less: reclassification adjustment for gains (net of taxes of $170 and $359, respectively) included in net income	270	571
Total other comprehensive (loss) income	(959)	(500)
Total comprehensive income	$3,296	$3,385

NOTE 3 – PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. All options and warrants as of September 30, 2004 that are “in the money” (market price per share exceeds exercise price per share) included in the computation. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income-basic and diluted	$1,575	$1,402	$4,255	$3,885
Weighted-average shares outstanding-basic	5,772,195	5,409,073	5,743,231	5,401,951
Dilutive securities-options and warrants	526,451	616,498	595,264	490,048
Adjusted weighted-average shares outstanding-dilutive	6,298,646	6,025,571	6,338,495	5,891,999

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

	For three months ended September 30,
(dollars in thousands except per share data)	2004	2003

Net earnings, as reported	$1,575	$1,402
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	—	—

Pro forma net earnings	$1,575	$1,402

Earnings per share:
Basic - as reported	$0.27	$0.26
Basic - pro forma	$0.27	$0.26
Diluted - as reported	$0.25	$0.23
Diluted - pro forma	$0.25	$0.23

	For nine months ended September 30,
(dollars in thousands except per share data)	2004	2003

Net earnings, as reported	$4,255	$3,885
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(452)	(475)

Pro forma net earnings	$3,803	$3,410

Earnings per share:
Basic - as reported	$0.74	$0.72
Basic - pro forma	$0.66	$0.63
Diluted - as reported	$0.67	$0.66
Diluted - pro forma	$0.60	$0.58

NOTE 5 – SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in three business segments—commercial and consumer banking, consumer finance and mortgage banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes the Company’s treasury and administrative functions.  Mortgage banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland, a subsidiary of the holding company, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.

For the nine month period ended September 30, 2004:

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$40,529	$5,487	$1,686	$47,702
Interest expense	14,974	753	765	16,492
Net interest income	25,555	4,734	921	31,210
Provision for loan losses	400	1,081	—	1,481
Net interest income after provision for loan losses	25,155	3,653	921	29,729
Noninterest income	9,631	1,106	3,380	14,117
Noninterest expense	26,219	4,207	7,494	37,920
Net intersegment income	(836)	—	836	—
Income before income taxes	$7,731	$552	$(2,357)	$5,926
Total assets	$1,105,946	$30,823	$58,920	$1,195,689

For the nine month period ended September 30, 2003:

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$33,745	$3,126	$4,234	$41,105
Interest expense	13,173	469	2,380	16,022
Net interest income	20,572	2,657	1,854	25,083
Provision for loan losses	1,300	807	—	2,107
Net interest income after provision for loan losses	19,272	1,850	1,854	22,976
Noninterest income	10,073	782	5,604	16,459
Noninterest expense	26,388	2,632	5,286	34,306
Net intersegment income	(505)	—	505	—
Income before income taxes	$2,452	$0	$2,677	$5,129
Total assets	$926,955	$18,877	$73,761	$1,019,593

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

The Bank is an independent community bank engaged in the general commercial banking business with particular emphasis on the needs of individuals and small to mid-sized businesses.  The Bank emphasizes access to local management as well as personal attention and professional service to its customers while delivering a range of financial products. The Bank, which is headquartered in Baltimore City, serves the central region of the State of Maryland as well as portions of Maryland’s Eastern Shore through 24 full service branches and 206 Automated Teller Machines.

In July 2002, First Mariner Bancorp formed Finance Maryland, LLC, a consumer finance company headquartered at 3301 Boston Street, Baltimore, Maryland.  Finance Maryland engages in traditional consumer finance activities, sourcing small consumer loans through direct cash lending at branch locations, loan solicitations via direct mail, and the purchasing of installment loan contracts from various retailers.   Finance Maryland’s branch network is located in central Maryland, the Eastern Shore of Maryland, and Delaware. Branch locations in Delaware operate under the trade name of “Finance Delaware.”  At September 30, 2004, Finance Maryland had loans outstanding of $30.8 million and 13 branch locations.

The Company’s executive offices are located at 3301 Boston Street, Baltimore, Maryland 21224 and its telephone number is (410) 342 - 2600.

Financial Condition

The Company’s total assets were $1,195.689 million at September 30, 2004, compared to $1,057.853 million at December 31, 2003, increasing $137.836 million or 13.0% for the first nine months of 2004.  Earning assets increased $125.473 million or 12.7% to $1,110.782 million from $984.709 million.  The growth in assets was primarily due to growth in loans outstanding (+$66.620 million), increases in the Company’s investment portfolio (+$45.917 million), and higher short-term investments (+$11.121 million).  Loans held for sale decreased by $135,000.  Growth in total assets was funded by an increased level of customer deposits of $64.707 million and borrowed funds increased by $69.300 million.

The investment portfolio composition is as follows:

	September 30, 2004	December 31, 2003

Investment securities-available for sale:
Mortgage-backed securities	$210,754	$149,763
Trust preferred securities	33,969	22,987
US Government agency notes	79,081	107,314
US Treasury securities	999	1,001
Municipal Bonds	2,020	—
Equity securities	1,246	1,274
Foreign Government Bonds	1,400	1,250
Other investment securities	4,885	4,848
Total investment securities-available-for-sale	$334,354	$288,437

Total loans increased $66.620 million during the first nine months of 2004.  Significant growth was realized in the Company’s commercial real estate loan portfolio (+$34.338 million) and second mortgages on real estate (+$19.334.million).  The total loan portfolio was comprised of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Loans secured by first mortgages on real estate:
Residential	$40,434	$40,231
Commercial	270,777	236,439
Consumer residential construction	125,788	119,834
Construction, net of undisbursed principal	51,120	47,723
	488,119	444,227
Commercial	74,472	79,063
Loans secured by second mortgages on real estate	70,240	50,906
Consumer loans	44,790	35,818
Loan secured by deposits and other	1,115	1,160
Total loans	678,736	611,174
Unamortized loan premiums	(917)	(306)
Unearned loan fees, net	(1,352)	(1,021)
	$676,467	$609,847

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

The provision for loan losses for the nine months ended September 30, 2004 was $1.481 million compared to $2.107 million for the same period ended September 30, 2003.  The lower provision for the nine months of 2004 reflects lower levels of non-performing and delinquent loans compared to the same period last year. The allowance for loan losses totaled $9.300 million at September 30, 2004 compared to $8.692 million at December 31, 2003.  This represented an increase of 7.0%.  As of September 30, 2004 the allowance for loan losses is 1.37% of outstanding loans as compared to 1.43% at December 31, 2003.

Activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2004	2003

Allowance for loan losses, beginning of year	$8,692	$7,188
Loans charged off:
Commercial	(4)	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	(64)	(88)
Residential Mortgages	—	(1)
Consumer	(962)	(732)
Total loans charged off	(1,030)	(821)
Recoveries
Commercial	—	—
Commercial/Residential Construction	11	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	—	1
Consumer	146	50
Total recoveries	157	51
Net chargeoffs	(873)	(770)
Provision for loan losses	1,481	2,107
Allowance for loan losses, end of period	$9,300	$8,525
Loans (net of premiums and discounts)
Period-end balance	676,467	553,668
Average balance during period	635,982	543,549
Allowance as percentage of period-end loan balance	1.37%	1.54%
Percent of average loans:
Provision for loan losses (annualized)	0.31%	0.52%
Net chargeoffs (annualized)	0.18%	0.19%

During the first nine months of 2004 net chargeoffs as a percentage of average loans outstanding decreased to 0.18%, from 0.19% during the same period of 2003.  Non-performing assets, expressed as a percentage of total assets, decreased to 0.16% at September 30, 2004, down from 0.48% at December 31, 2003, and 0.63% at September 30, 2003, due to resolutions of loans placed on nonaccruing status during the quarter and a decrease of other real estate owned.  The following table provides a summary of No-accruing loans, other real estate owned, and accruing loans that are 90 days or more delinquent.

Nonperforming Assets	September 30, 2004	December 31, 2003	September 30, 2003
(Dollars in thousands)
Nonaccruing loans	$1,836	$4,774	$4,598
Real estate acquired by foreclosure	45	296	1,832

Total non-performing assets	$1,881	$5,070	$6,430

Loans past-due 90 days or more and accruing	$4,262	$2,258	$8,310

At September 30, 2004, the allowance for loan losses represented 494.4% of nonperforming assets compared to 171.4% at December 31, 2003.  Management believes the allowance for loan losses at September 30, 2004 is adequate.

Deposits

Deposits totaled $812.440 million as of September 30, 2004, increasing $64.707 million or 8.7% from the December 31, 2003 balance of $747.733 million.  The increase in deposits is attributable to continued success of marketing campaigns, account opening promotions and cross selling of existing customers into additional deposit products.  The mix of deposits has not significantly changed during 2004, and the Company continues to maintain a strong mix of non-interest checking accounts, NOW and money market accounts.

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$217,529	26.8%	$212,344	28.4%
Regular savings deposits	67,671	8.3%	61,110	8.2%
Time deposits	375,283	46.2%	341,300	45.6%
Total interest-bearing deposits	660,483	81.3%	614,754	82.2%
Noninterest-bearing demand deposits	151,957	18.7%	132,979	17.8%
Total deposits	$812,440	100.0%	$747,733	100.0%

Results of Operations

Net Income.  For the nine months ended September 30, 2004, net income totaled $4.255 million compared to $3.885 million for the nine month period ended September 30, 2003.  Basic earnings per share for the first nine months of 2004 totaled $.74 compared to $.72 per share for the same period of 2003.  Diluted earnings per share totaled $.67 for the first nine months of 2004 compared to the first nine months of 2003 of $.66.  Earnings for the nine months ended September 30, 2004 reflected higher net interest income, a lower provision for credit losses, a decline in gain on loan sales and growth in noninterest expenses.

For the third quarter of 2004, net income totaled $1.575 million compared to $1.402 million for the three month period ended September 30, 2003.  Basic earnings per share for the third quarter ended September 30, 2004 totaled $.27 compared to $.26 per share for the same period of 2003.  Diluted earnings per share totaled $.25 for the third quarter of 2004 compared to $.23 for the third quarter of 2003.  Increased net income for the third quarter of 2004 was attributable to increases in net interest income, while noninterest income decreased and the provision for loan losses and income tax expense increased.

 Reported results for the third quarter of 2003 were affected by several significant events, which had little impact on overall net income, but had significant effects on various components of net income, and therefore affect comparisons to 2004’s third quarter reported results.

In September of 2003, the Company recognized state tax credits of $480,000, which reflected the actual amount of tax credits that were used to reduce the Company’s Maryland state tax liability for the year 2002 and the nine months ended September 30, 2003.   The realization of the credits was recognized as a reduction to income tax expense.  Third quarter 2003 other operating expenses included non-recurring consulting fees of $265,000 that were incurred for consulting services rendered in securing the tax incentives. The recognition of the tax credits and the consulting expenses (net of income tax consequences of $60,000) added approximately $155,000 to after-tax profits to reported results for the quarter ended September 30, 2003.

Also during the third quarter of 2003, the Company elected to redeem its $21,450,000 Trust Preferred offering issued in June of 1998, which resulted in the write-off the unamortized portion of the original issuance costs of $945,000. The Company also realized gains on sales of securities sold to help fund a portion of the redemption of $741,000.  The cost of the write-off and recognition of security gains (net of income tax consequences of $78,000) reduced after tax net income by $126,000 for the quarter ended September 30, 2003.

Net Interest Income.  Net interest income for the first nine months of 2004 totaled $31.210 million, an increase of 24.4% over $25.083 million for the nine months ended September 30, 2003. The net interest margin for the nine month period was 4.03% compared to 3.93% for the comparable period of 2003, while average earning assets increased by $180.589 million or 21.5%.

Total interest income increased by $6.597 million due to growth in average loans and investments.  Average loans outstanding increased by $92.433 million, average investment securities increased by $189.187 million while average loans held for sale decreased $67.090 million. Yields on earning assets for the period decreased to 6.18% from 6.48%, reflecting a lower interest rate environment, and a somewhat lower mix of loans as a percentage of earning assets. Interest expense increased by $470,000.  Average interest bearing liabilities increased by $162.047 million. Average interest bearing deposits increased by $59.167 million and average borrowings increased by $102.880 million.  Yields on interest bearing liabilities decreased to 2.45% from 2.91% for the same period in 2003 as a result of the decline in general interest rates.

Third quarter net interest income was $11.064 million in 2004, an increase of 30.2% over $8.499 million for the third quarter of 2003.  The net interest margin for the three month period was 4.08% compared to 3.72% for the comparable period of 2003. Interest income increased $2.705 million.  Average loans outstanding for the third quarter increased by $102.635 million and average investments increased $193.273 million.  Average loans held for sale decreased $92.775 million and average interest bearing deposits decreased by $43.076 million.  Yields on earning assets for the period increased to 6.24% from 6.21%, reflecting a modest increase in general interest rates during the quarter and a higher mix of loans as a percentage of earning assets.  Interest expense increased by $140,000. Average interest bearing liabilities increased by $151.331 million, as average interest bearing deposits increased by $34.969 million and average borrowings increased by $116.362 million.  Rates paid on interest bearing liabilities for the quarter ended September 30, 2004 decreased to 2.45% from 2.84% for the same period in 2003 as a result of the decline in the cost of retail deposits, and the refinance of higher cost trust preferred securities.

	For nine months ended September 30,
	2004		2003
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and Lines of Credit	$73,976	5.80%	$64,234	6.34%
Comm/Res Construction	49,030	7.33%	34,744	6.96%
Commercial Mortgages	251,309	6.89%	211,772	7.26%
Residential Constr – Cons	120,721	7.24%	121,816	7.77%
Residential Mortgages	41,254	6.71%	40,877	7.71%
Consumer	99,692	10.78%	70,106	10.35%
Total Loans	635,982	7.46%	543,549	7.68%

Loans held for sale	45,131	4.97%	112,221	5.03%
Available for sale securities, at fair value	312,993	4.16%	123,805	5.17%
Interest bearing deposits	20,248	0.96%	57,754	1.05%
Restricted stock investments, at cost	6,951	3.46%	3,387	3.87%

Total earning assets	1,021,305	6.18%	840,716	6.48%

Allowance for loan losses	(8,893)		(7,799)
Cash and other non earning assets	87,921		76,861

Total Assets	$1,100,333		$909,778

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	63,718	0.35%	60,932	0.53%
Savings deposits	66,424	0.37%	54,036	0.69%
Money market deposits	150,090	0.80%	148,120	1.03%
Time deposits	365,466	3.00%	323,443	3.51%
Total interest bearing deposits	645,698	1.96%	586,531	2.32%

Borrowings	252,189	3.73%	149,309	5.26%

Total interest bearing liabilities	897,887	2.45%	735,840	2.91%

Noninterest bearing demand deposits	139,051		116,452
Other liabilities	3,742		3,639
Stockholders Equity	59,653		53,847

Total Liabilities and Stockholders’ Equity	$1,100,333		$909,778

Net Interest Spread		3.73%		3.57%

Net Interest Margin		4.03%		3.93%

Noninterest Income — For the nine months ended September 30, 2004, noninterest income decreased $2.342 million or 14.2% to $14.117 million compared to $16.459 million for the same period of 2003.    Gain on sale of mortgage loans decreased $2.230 million or 47.6% as the volume of mortgage loans sold into the secondary market decreased 40.3%.  Other mortgage banking revenue decreased $292,000 or 20.5% as mortgage loans originated declined by 38.0%, while income from appraisal services increased. Gain on sales of investment securities were lower by $490,000, as securities gains for 2003 included approximately $741,000 in gains related to the refinance of trust preferred securities. Deposit service charges rose $61,000 or 1.2% and ATM income increased $181,000 or 9.5% due to growth in deposit account volume.  Income from the increase in the cash surrender value of bank owned life insurance grew by $245,000 or 44.4% due to purchases of additional insurance policies over the past twelve hs. Other operating income increased $181,000 primarily due to higher income from the sales of various credit and life insurance products.

	For nine months ended September 30,
	2004	2003
(Dollars in thousands)	Amount	Amount
Gain on sale of mortgage loans	$2,457	$4,687
Service fees on deposits	5,022	4,961
ATM fees	2,080	1,899
Gain on sales of investment securities, net	440	930
Other mortgage banking revenue	1,131	1,423
Income from bank owned life insurance	797	552
Investment sales commissions	569	567
Other operating income	1,621	1,440
Total noninterest income	$14,117	$16,459

Noninterest income for the three months ended September 30, 2004 was $4.723 million, a decrease of $1.791 or 27.5% for the same comparable period of 2003.  Mortgage banking income and gain on sale of mortgage loans decreased by $1.484 million (-58.5%) due to decreased volume of mortgage loans originated and loans sold into the secondary market.  The volume of mortgage loans sold into the secondary market for the three months ended September 30, 2004 was $166.881 million compared to $268.902 million for the same comparable period in 2003.  Gains on sales of investment securities were lower by $641,000 as securities gains for 2003 included approximately $741,000 in gains related to the refinance of trust preferred securities. Deposit service charges rose slightly as compared to the three months ending September 30, 2004 due to the increased number of deposit accounts offset by lower overdraft revenue.  ATM fees increased by $91,000 or 14.1% as a result of an increase in the volume of ATM and debit card transactions.  As of September 30, 2004, the Bank has 49 ATM locations that it owns and operates and 157 ATM’s through third party agreements.  Income from the increase in the cash surrender value of bank owned life insurance grew by $100,000 or 54.9% due to purchases of additional insurance policies over the past twelve months. Other operating income increased $179,000 primarily due to higher income from the sales of various credit and life insurance products.

Noninterest expenses - For the nine months ended September 30, 2004 noninterest expenses increased $3.614 million or 10.5% to $37.920 million compared to $34.306 million for the same period of 2003.  Excluding non-recurring expenses recognized in the third quarter of 2003, non-interest expenses increased $4.824 million or 14.8%. Increased salary and employee benefits expenses of $3.105 million relate to additional personnel costs for new positions to support growth of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care.  Occupancy expenses increased $365,000 due to new offices of Finance Maryland, increased space occupied by administrative areas, and higher utility costs.

For the third quarter of 2004, noninterest expenses increased $5,000 or 0% to $12.874 million, compared to $12.869 million for the same quarter of 2003.  Excluding non-recurring expenses recognized in the third quarter of 2003, non-interest expenses increased $1.215 million or 10.4%. Increases in salary and employee benefits expenses of $1.006 million reflects increased personnel costs for the consumer finance company and wholesale mortgage operations, as well as, higher benefit expenses.  Increases in furniture and fixtures expenses and occupancy costs totaling $197,000 is related to increased number of mortgage branches and consumer finance offices.

	For nine months ended September 30,
	2004	2003
Noninterest expense	Amount	Amount
(Dollars in thousands)
Salaries and employee benefits	$19,769	$16,664
Net occupancy	4,610	4,245
Furniture, fixtures and equipment	2,255	2,115
Professional services	589	696
Advertising	1,013	859
Data processing	1,558	1,521
Service and maintenance	1,119	982
Office supplies	527	540
ATM servicing expenses	854	680
Printing	613	591
Corporate insurance	210	170
OREO expense	(81)	(114)
FDIC Premiums	86	80
Consulting fees	244	430
Marketing/promotion	549	558
Courier/postage	983	435
Security	213	159
Other	2,809	3,695
Total noninterest expense	$37,920	$34,306

Income Taxes- The Company recorded income tax expense of $1.671 million on income before taxes of $5.926 million, resulting in an effective tax rate of 28.2% for the nine month period ended September 30, 2004 in comparison to income tax expense of $1.244 million on income before taxes of $5.129 million, resulting in an effective tax rate of 24.3% for the nine month period ended September 30, 2003.  2003’s income tax expense reflects the recognition of $480,000 in tax credits in 2003 compared with $104,000 in 2004.

The Company recorded income tax expense of $646,000 on income before taxes of $2.221 million, resulting in an effective tax rate of 29.1% for the three month period ended September 30, 2004 in comparison to income tax expense of $87,000 on income before taxes of $1.489 million, resulting in an effective tax rate of 5.84% for the three month period ended September 30, 2003. The third quarter of 2003 reflects the recognition of $480,000 in tax credits in 2003 compared with $23,000 in the third quarter of 2004.

Liquidity and Capital Resources

Stockholders’ equity increased $4.068 million in the first nine months of 2004 to $62.502 million from $58.434 million as of December 31, 2003.  Other comprehensive income decreased by $959,000 due to the decrease in market values of securities classified as available for sale.  Retained earnings grew by the retention of net income of $4.255 million for the first nine months of 2004.  Common stock and additional paid in capital increased by $772,000 reflecting proceeds from the sale of stock under the Company stock purchase plan and the exercise of options and warrants of $1.250 million less shares repurchased under the Company’s stock repurchase plan of $478,000.

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At September 30,
	2004	2003
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.2%	7.3%
The Bank	6.6%	7.0%
Tier 1 capital to risk weighted assets
Consolidated	9.7%	10.1%
The Bank	9.1%	9.7%
Total capital to risk weighted assets
Consolidated	14.0%	18.4%
The Bank	10.7%	10.8%

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $62.078 million at September 30, 2004 compared to $46.679 million as of December 31, 2003.  The Company’s loan to deposit ratio stood at 83.3% as of September 30, 2004 and 81.6% at December 31, 2003.

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

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2004, the Company had a one year cumulative positive gap of approximately $171.4 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on the Company’s net interest income and net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  The simulation model also includes the estimated effect of rate changes on the Company’s fee income and net income produced by the Company’s mortgage banking operations. At September 30, 2004, the Company’s estimated earnings sensitivity profile reflected a modest sensitivity to interest rate changes.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s net income would decrease by 17% if rates were to increase and net income would increase by 20% if rates were to decline.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s net interest income would increase by 0% if rates were to increase and net interest income would decrease by 0% if rates were to decline.

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

PART II - Other Information

Item 1 -	Legal proceedings – None
Item 2 -	Unregistered Sales of Equity Securities and use of proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan(1)	Maximum Number of Shares Yet to Purchase
July 2004	2,300	14.21	2,300	297,700
August 2004	28,100	15.85	30,400	269,600
September 2004	—	—	30,400	269,600

(1) On July 20, 2004, the Company announced that its Board of Directors approved a share repurchase program of up to 300,000 shares (approximately 5%) of the Company's outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. During the three months ended September 30, 2004, the Company repurchased a total of 30,400 shares of our common stock at an approximate cost of $478,000.

Item 3 -	Defaults upon senior securities – None
Item 4 -	Submission of matters to a vote of security holders-None
Item 5 -	Other information – None
Item 6 -	Exhibits
(a) Exhibits Required to be filed by Item 601 of Regulation S-K
See Exhibit Index following signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	11/15/04	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/15/04	By:	/s/ Mark A. Keidel
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

10.18

Lease Agreement dated September 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 30, 2003.)

10.19	First Mariner Bancorp 2004 Long Term Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on 4/1/04)

10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed on 4/1/04)

10.21

Purchase and Sale Agreement among the Company, Canton Crossing, LLC and Hale Canton, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 22, 2004)

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