Form 10-K
period 2004-12-31
FIRST MARINER BANCORP
filed 2005-03-16
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 0-21815

FIRST MARINER BANCORP

(Exact name of registrant as specified in its charter)

Maryland	52-1834860
(State of incorporation)	(IRS Employer Identification Number)
3301 Boston Street, Baltimore, MD	21224
(Address of principal executive offices)	(zip code)

410-342-2600

(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK, par value $0.05 per share
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒  No☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $82.127 million. Shares of Common Stock owned by each executive officer and directors have been included as such persons are deemed to be affiliates

The number of shares of common stock outstanding as of March 1, 2005 is 5,824,927 shares.

Documents incorporated by reference:

Proxy Statement—Part III

FIRST MARINER BANCORP
Annual Report on Form 10-K
December 31, 2004
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Part I and Part II of this Annual Report on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99.1 to this Form 10-K.

PART I

ITEM 1                   BUSINESS

General

First Mariner Bancorp (“First Mariner”, on a parent only basis, and “we”, “our” or “us”, on a consolidated basis) is a financial holding company whose business is conducted primarily through its wholly-owned operating subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). We were formed in 1995 and have grown to become the fourth largest publicly traded bank holding company headquartered in Maryland, with total assets in excess of $1.250 billion as of December 31, 2004. Our executive offices are located in the Canton area of Baltimore City at 3301 Boston Street, Baltimore, Maryland 21224 and our telephone number is (410) 342-2600. We maintain internet sites located at www.1stmarinerbank.com, www.1stmarinerbancorp.com, www.1stmarinermortgage.com, www.vamortgage.com and www.financemaryland.com.

The Bank is our largest operating subsidiary with assets exceeding $1.199 billion as of December 31, 2004. The bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for it’s core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, primarily serves the same core market area as the Bank, while several sourcing units of First Mariner Mortgage operate on a regional and even national basis. In 2004, approximately 70% of First Mariner Mortgage’s loan production came from the Bank’s core market area. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 13 branches in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware”. Finance Maryland had total assets of $34.5 million as of December 31, 2004.

FM Appraisals, which commenced operations in fourth quarter of 2003, is an appraisal management company that is headquartered in Baltimore City. FM Appraisals offers appraisal management services for residential real estate lenders, including the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals currently provides these services to First Mariner Mortgage, but will begin to market appraisal management services to outside lenders in 2005.

Since our formation in 1995, our business strategy has focused on development of an operational and retail distribution infrastructure to create a platform to support the generation of assets and deposits. At our inception we had 20 employees, four full service branches and two ATM’s in the Baltimore region, with total assets of $35.2 million, loans of $20.4 million, and deposits of $24.6 million. Since that time, we have grown assets at an average compound annual growth rate of 45%. At December 31, 2004, we had over 700 employees, 24 full service bank branches, 14 mortgage loan offices, 17 consumer finance offices, and approximately 188 ATMS (51 owned by us and 137 available to our customers through third party agreements) with total assets of $1.251 billion, loans of $746.1 million and deposits of $825.4 million. We earned net income of $6.1 million for the year ending December 31, 2004.

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

•       Review our branch performance to evaluate possible consolidations or relocations that may increase our efficiency; and

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

Retail Banking.   Our retail banking activities emphasize consumer deposit and checking accounts. We offer an extensive range of services to meet the varied needs of our customers from young persons to senior citizens. In addition to traditional products and services, we offer contemporary products and services, such as debit cards, mutual funds, annuities, insurance products and Internet banking and electronic bill payment services. Our consumer loan products include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection and unsecured personal credit lines.

Mortgage Banking.   Our mortgage banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage banking products include Federal Housing Administration (“FHA”) and the federal Veterans Administration (“VA”) loans, conventional and nonconforming first and second mortgages, reverse mortgages, and construction and permanent financing. We intend to improve our competitive position in our markets by streamlining the mortgage underwriting process through the introduction of advanced technology, and development of new products to meet our customers’ needs.

Community Reinvestment Act.   We have a strong commitment to our responsibilities under the federal Community Reinvestment Act (the “CRA”) and actively search for opportunities to meet the development needs of all members of the communities we serve, including persons of low to moderate income in a manner consistent with safe and sound banking practices. We currently fulfill this commitment by participating in loan programs sponsored or guaranteed by the FHA, the VA, the federal Community Development Act, the Maryland Industrial Development Financing Authority, and the Settlement Expense Loan Program.

Consumer Finance.   We offer a wide variety of consumer finance products through Finance Maryland, which was formed in July 2002, and is currently focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller than those originated by the Bank (approximately $2,300), and Finance Maryland currently serves approximately 15,000 customers in Maryland and Delaware.

Our Lending Activities

Loan Portfolio Composition.   At December 31, 2004, our loan portfolio totaled $746.1 million, representing approximately 59.7% of our total assets of $1.251 billion. Our loans are generally secured by residential and commercial real estate, and over 86% of our total loans as of December 31, 2004 were secured by real estate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2004 for more detailed information concerning the composition of our loan portfolio.

Commercial Loans.   We originate a variety of loans for business purposes. Less than one percent of all our commercial loans are unsecured. We make loans to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of our commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures our loan. It is our general policy to obtain personal guarantees from the principals of our commercial loan borrowers.

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

Loans we provide to individuals for the construction of their primary residences are typically secured by the property under construction, frequently include additional collateral (such as second mortgage on the borrower’s present home), and commonly have maturities of 9 to 12 months.

Loans provided by us to residential builders for the construction of residential homes require binding sales contracts on the property and the prospective buyers have been pre-qualified for permanent mortgage financing. Development loans are made only to developers with a proven track record. Generally, these loans are extended only when the borrower provides evidence that the lots under development will be sold to builders satisfactory to us.

We secure development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers’ equity in the project, independent appraisals, costs estimates and pre-construction sale information.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2004 for more detailed information concerning our real estate development and construction lending.

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

Consumer Loans.   The Bank and Finance Maryland offer a variety of consumer loans. Consumer loans originated by the Bank are typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years. We do offer home equity products with loan to value products of up to 100%, and mitigate our risk of loss on higher loan to value products with private mortgage insurance. The interest rates on our closed-end home equity loans are generally fixed, while interest rates on our home equity lines of credit are variable. Consumer finance products offered through Finance Maryland include loans for the purchase of consumer goods, direct cash lending, loans for seasonal purposes, and loans originated though direct mail solicitation. Loans made by Finance Maryland are generally for terms less than five years, carry a fixed rate of interest, and are generally secured by consumer goods, including automobiles.

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

Our loan approval policies provides for various levels of individual lending authority. The maximum lending authority granted to any one individual is $500,000. Our loan committee of the Board of Directors is authorized to approve loans up to our banking subsidiary’s legal lending limit, which currently approximates $13.3 million as of December 31, 2004. We have established an in-house limit of $3.0 million, which is reviewed periodically by the Board of Directors, and do have loans to a limited number of customers in excess of that amount.

We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we and our borrowers are affected by the economic conditions prevailing in our market area.

Finance Maryland’s lending activities are subject to written policies approved by our Board of Directors. These loans are subject to a well-defined credit process that includes a credit evaluation of the borrower and the adequacy of available collateral. Finance Maryland’s loan policy provides various levels of individual lending authority. Finance Maryland purchases installment sales contracts from dealers applying the same criteria. Dealers are subject to pre-approval due diligence and must have a proven track record with management.

Our Competition

We operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts, mortgage companies, finance companies, Internet based financial companies and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving banks in our market area have occurred recently, requiring us to compete with banks and finance companies with greater resources.

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

To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs. In those instances where we are unable to accommodate a customers’ needs, we will arrange for those services to be provided by other financial institutions with which we have a relationship.

Current banking laws facilitate interstate branching and merger activity among banks. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes have resulted in an even greater degree of competition in the banking industry and we may be brought into competition with institutions with which we do not currently compete. As a result, intense competition in our market area may be expected to continue for the foreseeable future.

Supervision and Regulations

First Mariner and its subsidiaries are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors and loan customers, not stockholders. The following is a summary description of certain provisions of certain laws that affect the regulation of financial holding companies, finance companies, and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of First Mariner and its subsidiaries.

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

With certain limited exceptions, First Mariner is required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party’s financial condition and management resources and record of performance under the CRA. Additionally, with certain exceptions any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of First Mariner is required to give 60 days written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

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

First Mariner’s subsidiary bank is subject to certain quantitative and qualitative restrictions on extensions of credit to the financial holding company or its subsidiaries, investments in its securities, and the use of its securities as collateral for loans to any borrower. These regulations and restrictions may limit the ability to obtain funds from First Mariner’s subsidiary bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a bank may not generally require a customer to obtain other services from itself or its affiliates, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

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

Federal and State Bank Regulation.   First Mariner’s banking subsidiary is a Maryland chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the FDIC. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

In its lending activities, the maximum legal rate of interest, fees, and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and the related interest to a financial institution’s capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

The CRA requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory.”

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. FDICIA also imposed new capital standards on insured depository institutions. Institutions that fail to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes the Bank meets substantially all standards which have been adopted.

Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. With each new branch located outside the municipal area of the Bank’s principal banking office, these minimal levels increase by $120,000 to $900,000, based on the population size of the municipal area in which the branch will be located. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings cannot exceed, with certain exceptions, 50% of the Bank’s unimpaired capital and surplus.

Financial Services Modernization

Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act (“GLBA”) revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a “financial holding company.” First Mariner made an election to become a financial holding company in 2002 and, as such, First Mariner may engage in activities that are in addition to the business of banking. The GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. GLBA also permits certain qualified national banks to form “financial subsidiaries,” which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The GLBA may increase the competition we encounter.

Deposit Insurance

As a FDIC member institution, deposits of the Bank are currently insured to a minimum of $100,000 per depositor through the Savings Association Insurance Fund (“SAIF”), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund (“BIF”). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company or bank and trust companies that have acquired SAIF deposits. The Bank is a converted federal savings bank; therefore, its deposits are insured through SAIF. Mergers or transfers of assets between SAIF and BIF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

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

Limits on Dividends and Other Payments

First Mariner’s current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like the Bank if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. See “Federal Deposit Insurance Corporation Improvement Act of 1991” below. We do not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Capital Requirements

The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1”, or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (limited to one-third of other Tier 1 components), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. “Tier 2”, or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, (above amounts not qualifying as Tier 1 capital) qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to fourth quarter average assets, referred to as the leverage capital ratio, of at least 4%. First Mariner and The Bank maintained capital ratios that exceeded these minimum standards. See “Management’s Discussion and Analysis of Financial Condition

and Results of Operations”, for the year ended December 31, 2004 for more detailed information concerning capital adequacy.

Federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluations of a Bank’s capital adequacy, an assessment of the Bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank maintains IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to First Mariner.

Federal Deposit Insurance Corporation Improvement Act of 1991

In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Interstate Banking Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) was enacted into law on September 29, 1994. Riegle-Neal authorized federal banking agencies to approve interstate bank merger transactions even if such transactions are prohibited by the laws of a state. An exception to such authorization arises if the home state of one of the banks that is a party to the merger transaction opted out of the merger provisions of Riegle-Neal by adopting a law after the date of the enactment of the Riegle-Neal and prior to June 1, 1997. These laws must apply equally to all out-of-state banks and expressly prohibit merger transactions involving out-of-state banks. Riegle-Neal also permits interstate branch acquisitions if the laws of the state where the branch is located permits interstate branch acquisitions. The interstate merger and branch acquisitions permitted by Riegle-Neal are subject to nationwide and statewide insured deposit limitations as described in Riegle-Neal.

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

Privacy Legislation

Current Federal banking rules limit the ability of banks and other financial institutions to disclose non-public financial information about customers to non-affiliated third parties. Under these rules, financial institutions must provide initial notices to customers about their privacy policies that provide a description of the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates. Institutions must also provide annual notices to current customers that provide a reasonable method for customers to “opt out” of disclosures to non-affiliated parties. These policies affect how customer information is transmitted through diversified financial companies and conveyed to third parties. We have implemented our privacy policies in accordance with the law.

USA Patriot Act

The USA Patriot Act of 2001 significantly increased the anti-money laundering and financial transparency laws to require additional due diligence for financial institutions. The law set standards for verifying customer information at account opening and maintenance of records, and created rules to promote cooperation among financial institutions, regulators and law enforcement in identifying parities that may be involved in terrorism or money laundering. The law requires all reporting of financial businesses to report cash transactions in excess of $10,000 to the U.S. Treasury Department, and also requires reporting of suspicious customer activities.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: 1) new requirements for audit committees, including independence, expertise, and responsibilities; 2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; 3) new standards for auditors and regulation of audits; 4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and 5) new and increased civil and criminal penalties for violation of the securities laws.

ITEM 2                   PROPERTIES

We occupy executive offices located at 3301 Boston Street, Baltimore, Maryland. Currently, we lease approximately 58,000 square feet of space at this location. Annual rent for this space is approximately $1.1 million, of which $1.0 million is allocated for 55,000 square feet of office and $100,000 is allocated for 3,000 square feet of Bank branch space and drive-up banking and customer parking facilities. In October of 2004, the Company announced its agreement to purchase the headquarters location at 3301 Boston Street for a purchase price of $20 million. We expect to close on the purchase transaction on or about March 31, 2005.

We lease an operations facility at 1516 Baylis Street, Baltimore, Maryland. We occupy approximately 34,500 square feet of office space. Annual rent is approximately $405,000 for the office space.

We operate retail bank branches at the following locations:*

Annapolis(2)	Loch Raven(1)
161 A Jennifer Road	1641 East Joppa Road
Annapolis, MD 21401-7923	Baltimore, MD 21286-2300
Arbutus(2)	Lutherville/Timonium(2)
3720 Washington Blvd., Suite 100	1738 York Road
Baltimore, MD 21227-1656	Lutherville, MD 21093-5606
Bel Air(1)	Ocean City(2)
12 A Bel Air South Parkway	12505 Coastal Highway
Bel Air, MD 21015-3964	Ocean City, MD 21842-4781
Canton/Headquarters(2)	Owings Mills(2)
3301 Boston Street	60 Painters Mill Road
Baltimore, MD 21224-4974	Owings Mills, MD 21117-3604
Carroll Island(2)	Perry Hall(1)
176 Carroll Island Road	8843 Bel Air Road
Baltimore, MD 21220-2208	Perry Hall, MD 21236-2403
Cockeysville(1)	Pikesville(1)
9840 York Road	1013 Reisterstown Road
Cockeysville, MD 21030-4914	Baltimore, MD 21208-4207
Crofton(1)	Randallstown(1)
1049 MD Route 3	9833 Liberty Road
Gambrills, MD 21054-1722	Randallstown, MD 21133-2034
Downtown Baltimore(2)	Salisbury(2)
16 S. Calvert Street	309 E. Main Street, Suite 101
Baltimore, MD 21202-1305	Salisbury, MD 21801-4924
Dundalk(2)	Severna Park(2)
7860 Wise Avenue	366A Gov Ritchie Highway
Baltimore, MD 21222-3338	Severna Park, MD 21146-2911
Easton(2)	Towson(1)
8133 Elliott Road, Suite #1	115 East Joppa Road
Easton, MD 21601-7184	Baltimore, MD 21286-3113
Ellicott City(1)	White Marsh(1)
10065 Baltimore National Pike	10101 Philadelphia Road
Ellicott City, MD 21042-3611	Baltimore, MD 21237-3411
Glen Burnie(2)	Woodlawn(1)
7400 L. Gov. Ritchie Highway	7007 Security Boulevard
Glen Burnie, MD 21061-3110	Baltimore, MD 21244-2514

*                    For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)          Bank owns branch

(2)          Bank leases branch

For more information on our lease commitments and costs see Note 6 of the notes to the consolidated financial statements.

We operate mortgage offices at the following locations:

Annadale, VA(2)	Fairfax Wholesale(2)
7010 Little River Turnpike, Suite 140	3975 Fair Ridge Dr., Ste 300 North Tower
Annadale, VA 22003	Fairfax, VA 22033
Annapolis(2)	Loch Raven(1)
2086 Generals Highway, 2nd Floor	1641 East Joppa Road, 2nd Floor
Annapolis, MD 21401	Baltimore, MD 21286
Canton (VA Mortgage.Com)(2)	Prince Georges(2)
1511 A Highland Avenue	7905 Malcolm Road, Suite 101
Baltimore, MD 21224	Clinton, MD 20735
Canton/Headquarters(2)	Salisbury(2)
3301 Boston Street	309 E. Main Street, Suite 100
Baltimore, MD 21224	Salisbury, MD 21801
Crofton(1)	Waldorf(2)
1049 MD Route 3, 2nd floor	3200 Crain Highway, Suite 102
Gambrills, MD 21054	Waldorf, MD 20603-4841
Eldersburg(2)	White Marsh(1)
1912 Liberty Road, Bldg. 2	10101 Philadelphia Road
Eldersburg, MD 21784	White Marsh, MD 21162
Ellicott City(1)	Wilmington(2)
10065 Baltimore National Pike	3301 Lancaster Pike, Suite 5B
Ellicott City, MD 21042	Wilmington, DE 19805

(1)          Bank owns offices

(2)          Bank leases offices

We operate consumer finance offices at the following locations which are leased by Finance Maryland:

Bel Air	Randallstown
225 Briarhill Place, Suite I-1	3537 Brenbrook Drive
Bel Air, MD 21015	Randallstown, MD 21133
Dundalk	Salisbury
1770 Merritt Blvd.	319 B Civic Avenue
Baltimore, MD 21222	Salisbury, MD 21804
Easton	Woodlawn
8223-17 Elliott Road	6666 Security Blvd., Suite 16
Easton, MD 21601	Baltimore, MD 21207
Frederick	Canton/Headquarters/Central Approval
454 Prospect Blvd	3301 Boston Street
Frederick, MD 21702	Baltimore, MD 21224
Glen Burnie	Bear, Delaware
7400 Ritchie Highway, Suite E	1831 Pulaski Highway
Glen Burnie, MD 21061	Bear, DE 1970

Hagerstown	Dover, Delaware
1423 Dual Hwy	222 S. Dupont Hwy, Ste 101
Hagerstown, MD 21740	Dover, DE 19901
Laurel	Milford, Delaware
3421 Fort Meade Rd	975A Dupont Blvd
Laurel, MD 20707	Milford, DE 19963
North East	Seaford, Delaware
113 North East Plaza	1026 W. Stein Highway
North East, MD 21901	Seaford, DE 19973
Overlea
7682 Belair Road
Baltimore, MD 21236

Our bank branches range in total size from 2,000 to 4,000 square feet, mortgage offices generally range from 1,200 to 2,000 square feet and our Finance Maryland offices from 800 to 1,600 square feet. All of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

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

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2004.

ITEM 4A           EXECUTIVE OFFICERS OF THE REGISTRANT

Edwin F. Hale, Sr.(age 58) has been Chairman and Chief Executive Officer of First Mariner and of the Bank since 1995. Joseph A. Cicero (age 60) has been the President of First Mariner and Chief Operating Officer of the Bank since 1996. George H. Mantakos (age 62) has been Executive Vice President of First Mariner, and the President of the Bank since 1995. Mark A. Keidel (age 43) has been Senior Vice President and Chief Financial Officer of First Mariner and the Bank since June 2000, and prior to that Mr. Keidel was Senior Vice President and Chief Financial Officer of Mason-Dixon Bancshares.

PART II

ITEM 5                   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades on The Nasdaq National Market under the symbol “FMAR.” The table below sets forth for the periods indicated the low and high market prices of our common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions. We currently have approximately 3,000 stockholders, and we did not pay a cash dividend in 2003 or 2004.

	Low	High
2004 Quarter ended:
Fourth quarter	$16.80	$17.91
Third quarter	15.51	17.20
Second quarter	15.65	19.75
First quarter	17.65	20.03
2003 Quarter ended:
Fourth quarter	$15.00	$20.17
Third quarter	12.70	17.70
Second quarter	12.26	13.90
First quarter	11.19	12.70

Equity Compensation Plan Information

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	738,239	$10.05	565,954
Equity compensation plans not approved by security holders	—	—	—
Total	738,239	$10.05	565,954

Issuer Purchases of Equity Securities

The following table sets forth the Company’s purchases of its Common Stock for the most recent fiscal quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
October 2004	5,000	17.14	34,150	265,850
November 2004	—	—	34,150	265,850
December 2004	3,525	17.29	37,675	262,325

(1)   On July 20, 2004, the Company annouced that its Board of Directors approved a share repurchase program of up to 300,000 shares (approximately 5%) of the Company’s outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. During the three months ended December 31, 2004, the Company repurchased a total of 8,525 shares of our common stock at an approximate cost of $147,000.

ITEM 6                   SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands except for per share data)
Net Interest Income	$42,441	$34,411	$30,988	$25,874	$21,020
Provision For Loan Losses	2,243	2,536	2,175	1,625	1,105
Noninterest Income	19,190	21,086	14,994	10,741	8,923
Noninterest Expense	50,926	45,883	37,973	31,296	27,798
Net Income	6,101	5,307	3,904	2,304	640
Dividends per Common Share	—	—	—	—	0.02
Net Income per Common Share—Basic	1.06	0.97	0.73	0.58	0.20
Net Income per Common Share—Diluted	0.96	0.88	0.69	0.57	0.20
Total Assets	$1,250,531	$1,057,853	$871,152	$778,525	$678,109
Loans Receivable, Net	736,566	601,155	526,777	463,141	425,657
Deposits	825,417	747,733	668,169	600,588	476,882
Long-term Borrowings and Repurchase Agreements	134,369	110,000	85,000	85,000	75,000
Stockholders’ Equity	64,314	58,434	51,126	44,008	27,849
Allowance For Loan Losses	9,580	8,692	7,188	5,524	4,341
Net Chargeoffs	1,355	1,032	511	442	86
Nonperforming Assets to Total Assets	0.38%	0.48%	0.40%	0.56%	1.00%
Return On Average Assets	0.54%	0.57%	0.49%	0.32%	0.10%
Return On Average Equity	10.11%	9.76%	8.20%	6.98%	2.85%
Dividend Payout Ratio	—	—	—	—	10%
Average Equity to Average Assets	5.36%	5.83%	5.99%	4.65%	3.45%
Regulatory Capital Ratios:
Leverage	7%	8%	8%	8%	6%
Tier 1 Capital To Risk Weighted Assets	9%	10%	10%	11%	9%
Total Capital To Risk Weighted Assets	14%	15%	13%	13%	12%

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About First Mariner Bancorp

We are a financial holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. Our company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, our strategy has involved building a network of banking branches, ATMs and other financial services outlets to capture market share and build a community franchise for stockholders, customers and employees. We are focusing on growing assets and earnings by capitalizing on the broad network of bank branches, mortgage offices, consumer finance offices, and ATMs established during our infrastructure expansion phase.

First Mariner Bank is our largest operating subsidiary of the Company with assets exceeding $1.199 billion as of December 31, 2004. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, primarily serves the same core market area as the Bank, while several sourcing units of First Mariner Mortgage operate on a regional and even national basis. In 2004, approximately 70% of First Mariner’s Mortgage’s loan production came from the core Bank’s market area. First Mariner Bank is an independent community bank, and its’ deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 13 branches in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware”. Finance Maryland had total assets of $34.5 million as of December 31, 2004.

FM Appraisals, which commenced operations in the fourth quarter of 2003, is an appraisal management company that is headquartered in Baltimore City. FM Appraisals offers appraisal management services for residential real estate lenders, including the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals currently provides these services to First Mariner Mortgage, but will begin to market appraisal management services to outside lenders in 2005.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and financial services industry. The application of these accounting principles requires our management to make estimates, judgments, and assumptions based upon information available at the time the financial statements are prepared, and affect the amounts reported in the financial statements and the accompanying notes.

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

The determination of the amount of the allowance for loan losses is considered by management as a critical accounting estimate, as it represents management’s estimate of probable loan losses, and loans outstanding comprise 59.7% of our total assets as of December 31, 2004. The estimates used in the determination of our allowance for loan losses include estimated losses on pools of homogeneous loans, losses estimated on specifically identified loans, and consideration of current economic trends and conditions, all of which may change significantly over time. Note 1 to the consolidated financial statements describes the methodology used in determining the allowance for loan losses and a detailed discussion of factors influencing possible changes in this critical accounting estimate is included in the Credit Risk Management and the Allowance for loan losses sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares our financial condition at December 31, 2004 to the financial condition at December 31, 2003 and results of operations for the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included in this report.

Performance Overview

We continued to achieve significant growth in loans and deposits while producing a record profit in 2004, leveraging our infrastructure to produce significant increases in revenue while maintaining the growth rate of our operating expenses. This resulted in higher levels of net income, earnings per share, and improved return on average equity.

We recorded net income of $6.101 million for 2004 compared to $5.307 million for 2003, an increase of 15.0% marking our highest net income for any year since First Mariner’s formation, and the fourth consecutive year of record profits. Diluted earnings per share were also the highest in our history, totaling $0.96 per share for 2004, an increase of 9.1% from $.88 per diluted share in 2003. The growth in net income and earnings per share resulted as our gross revenue (net interest income and noninterest income) increased $6.134 million or 11.1%, while our noninterest expenses, the provision for loan losses, and income tax expense increased by $5.340 million or 10.6%.

Our largest category of revenue, net interest income, grew $8.030 million or 23.3% due to growth in average earning assets of 21.1%. Noninterest income decreased $1.896 million or 9.0% due to lower levels of mortgage banking revenue of $2.041 million and lower gains on sales of securities of $931 thousand. We experienced higher fee income from all other major sources of noninterest income.

Our increase in total expenses resulted from higher noninterest expenses of $5.043 million and an increase in our income tax expense of $590,000. Our provision for loan losses decreased by $293,000. Noninterest expense growth was primarily the result of higher salaries and benefit costs, and increased occupancy and equipment expenses to support our growth as well as costs associated with our branch expansion and infrastructure development of Finance Maryland for the year. The increase in income tax expense reflects higher net income before taxes, and lower recognition of tax credits, as tax expense in 2003 reflected new tax credits awarded in 2003 for both 2002 and 2003. The decrease in our provision for loan losses reflects improved asset quality statistics, which resulted in a reduction in the allowance for loan losses to 1.28% of total loans as of December 31, 2004 from 1.43% as of December 31, 2003.

Return on average assets was 0.54% for 2004 compared to 0.57% for 2003 and 0.49% for 2002. Return on average equity for 2004 was 10.11% compared to 9.76% for 2003 and 8.20% for 2002. Average equity to average assets was 5.36% for 2004 compared to 5.83% for 2003 and 5.99% for 2002.

Our total assets increased by $192.678 million or 18.2%, reflecting significant increases in loans and investment securities, which were funded by increases in deposits and borrowed funds. Loans outstanding increased by $136.299 million or 22.3%, while our deposits grew by $77.684 million or 10.4%. Our growth statistics for loans and deposits continue to compare favorably to industry averages, and reflect our continued expansion efforts, execution of our relationship banking strategy, and successful advertising campaigns. Since our inception in 1995, total assets, loans, and deposits have all increased at an average annual compound growth rate of 45%. Stockholders’ equity increased $5.880 million or 10.1% reflecting the retention of 2004’s earnings, shares sold and issued for the exercise of options and warrants and our employee stock purchase plan. These items were offset somewhat by the shares repurchased under our stock repurchase plan, and the reduction in other comprehensive income driven by the decline in the market value of securities classified as available for sale.

We continued to enjoy favorable asset quality in 2004. Our allowance for loan losses was increased to $9.580 million and totaled 204.1 % of nonperforming assets as of December 31, 2004, compared to 171.4% as of December 31, 2003. Our ratio of net chargeoffs to average total loans was 0.21% in 2004, compared to 0.19% in 2003. Our ratio of nonperforming assets to total assets decreased to 0.38% at December 31, 2004 from 0.48% at December 31, 2003.

Capital adequacy levels remained strong, exceeding the levels we are required to maintain for “well-capitalized” status as defined by Banking regulation. December 31, 2004 ratios for our capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 7.1%, 9.3%, and 14.1%, respectively, compared to 7.7%, 10.2%, and 15.0%, respectively, at December 31, 2003. Our regulatory capital levels declined as growth rates in total and risk-adjusted assets exceeded the growth rate of regulatory capital.

Net Interest Income/Margins

Our primary source of earnings is net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income we earn is determined mostly by the average balances (“volume”) and the rate spreads between our interest-earning assets and our funding sources.

Our net interest income increased to $42.441 million for 2004, a 23.3% increase from our net interest income of $34.411 million earned for 2003. The increase was attributable to growth in our average earning assets, which increased by $181.959 million or 21.1%. Our average loans and loans held for sale increased by 8.1% to $701.297 million and our average investments and other earning assets increased by 60.2% to $343.931 million. The increase we achieved in average loans reflects our expansion of commercial and real estate lending activities among middle market borrowers in the Baltimore Metropolitan area, the Bank’s continued emphasis on consumer lending, and consumer finance receivables generated by Finance Maryland. Our average earning asset growth was funded by an increase in our average deposits of $79.423 million or 11.1% and average borrowed funds of $106.256 or 65.6%. We increased average deposits due to the continued success of sales and marketing efforts in our retail banking and commercial banking divisions, and emphasis on core deposit growth. Our average borrowed funds increased primarily due to additional short-term borrowed funds to support substantial earning asset growth.

For 2004, our interest income increased to $65.270 million, which represents an increase of $9.645 million or 17.3% from $55.625 million we earned for 2003. Interest income on loans and loans held for sale grew by $4.038 million or 8.5%. Our average balances on loans and loans held for sale increased by $52.698 million or 8.1%, and our yields increased 2 basis points to 7.35%. The Federal Reserve shifted its monetary policy during 2004 and began to increase market interest rates, which began to stabilize the portion of our loans that are tied to the Prime rate. Additionally, increases in the mix of higher yielding loans improved overall yields. Interest income on our investment securities and other earning assets increased $5.607 million or 69.1% to $13.721million from $8.114 million. Our average balances on investments and other earning assets increased 60.2 % and our yields on these assets increased by 21 basis points. Interest expense on our deposits totaled $12.808 million in 2004, a decrease of $571,000 or 4.3% from $13.379 million for 2003. Average interest bearing deposits increased 9.3%, and the average rates we paid on interest-bearing deposits declined 28 basis points. Interest expense on borrowed funds increased $2.186 million to $10.021 million for 2004, an increase of 27.9% from $7.835 million for 2003, as we increased the level of borrowed funds during 2004. Our average rate paid on borrowed funds decreased 110 basis points.

The key performance measure for our net interest income is the “net interest margin”, or net interest income divided by average earning assets. Our net interest margin is affected by our loan pricing, our mix of earning assets, and our distribution and pricing of deposits and borrowings. Our net interest margin was 4.06% for the year ended December 31, 2004 as compared to 3.99% for 2003. The yields we earned on average total earning assets decreased by 20 basis points, while the cost of interest bearing deposits and borrowings we paid decreased by 32 basis points.

Comparative Average Balances Yields and Rates

	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets:
Loans and loans held for sale (net of unearned income)(1)	$701,297	$51,549	7.35%	$648,599	$47,511	7.33%
Mortgage-backed securities available for sale	195,504	8,563	4.38%	75,920	3,646	4.80%
Interest-bearing deposits	19,546	235	1.20%	59,286	621	1.05%
Treasury notes and U.S. government agency securities	82,461	2,085	2.53%	34,204	934	2.73%
Trust preferred securities	30,679	2,204	7.18%	26,265	2,096	7.98%
Restricted stock investments	7,507	267	3.56%	3,750	141	3.76%
Other earning assets	8,234	367	4.46%	15,245	676	4.43%
Total earning assets	1,045,228	65,270	6.24%	863,269	55,625	6.44%
Allowance for loan losses	(8,995)			(8,016)
Other assets	89,415			77,738
Total assets	$1,125,648			$932,991
Liabilities and stockholders’ equity:
Deposits:
Passbook/Savings	$67,009	235	0.35%	$56,556	369	0.65%
NOW/MMDA	214,290	1,532	0.71%	208,755	1,824	0.87%
Certificates	367,847	11,041	3.00%	328,411	11,186	3.41%
Total interest-bearing deposits	649,146	12,808	1.97%	593,722	13,379	2.25%
Other borrowed funds	268,249	10,021	3.74%	161,993	7,835	4.84%
Total interest-bearing liabilities	917,395	22,829	2.49%	755,715	21,214	2.81%
Noninterest-bearing demand deposits	143,706			119,707
Other liabilities	4,204			3,220
Stockholders’ equity	60,343			54,349
Total liabilities and stockholders’ equity	$1,125,648			$932,991
Interest rate spread (Average yield less average rate)			3.75%			3.63%
Net interest income (Interest income less interest expense)		$42,441			$34,411
Net Interest Margin (Net interest income/total earning assets)			4.06%			3.99%

(1)          Loans held for sale are included in calculation of average balances, income and yield. Loans on non-accrual status are included in the calculation of average balances. Interest income on loans includes amortized loan fees, net of costs, and late fees of $3,282, $2,935, and $2,382 for 2004, 2003, and 2002 respectively.

	2002
	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Loans and loans held for sale (net of unearned income)(1)	$550,688	$42,735	7.76%
Mortgage-backed securities available for sale	96,649	5,262	5.44%
Interest-bearing deposits	39,002	558	1.43%
Treasury notes and U.S. government agency securities	15,615	709	4.54%
Trust preferred securities	26,026	2,233	8.58%
Restricted stock investments	3,868	206	5.33%
Other earning assets	10,950	628	5.74%
Total earning assets	742,798	52,331	7.05%
Allowance for loan losses	(6,138)
Other assets	57,896
Total assets	$794,556
Liabilities and stockholders’ equity:
Deposits:
Passbook/Savings	$44,202	424	0.96%
NOW/MMDA	203,969	2,589	1.27%
Certificates	265,305	11,235	4.23%
Total interest-bearing deposits	513,476	14,248	2.77%
Other borrowed funds	132,539	7,095	5.35%
Total interest-bearing liabilities	646,015	21,343	3.30%
Noninterest-bearing demand deposits	98,010
Other liabilities	2,948
Stockholders’ equity	47,583
Total liabilities and stockholders’ equity	$794,556
Interest rate spread (Average yield less average rate)			3.75%
Net interest income (Interest income less interest expense)		$30,988
Net Interest Margin (Net interest income/total earning assets)			4.17%

(1)          Loans held for sale are included in calculation of average balances, income and yield. Loans on non-accrual status are included in the calculation of average balances. Interest income on loans includes amortized loan fees, net of costs, and late fees of $3,282, $2,935, and $2,382 for 2004, 2003, and 2002 respectively.

“Rate/Volume Analysis” below indicates the changes in our net interest income as a result of changes in volume and rates. Changes in interest income and interest expense that result from variances in both volume and rates has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each. We maintain an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins and to provide adequate liquidity for our anticipated needs.

Rate/Volume Analysis

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Variance due to changes in		Net
	Average	Average	Increase/
	Volume	Rate	(Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$3,873	$165	$4,038
Mortgage-backed securities available for sale	5,264	(347)	4,917
Interest-bearing deposits	(467)	81	(386)
Treasury notes and U.S. government agency securities	1,225	(74)	1,151
Trust preferred securities	330	(222)	108
Other earning assets	(133)	(50)	(183)
Total interest income	10,092	(447)	9,645
Interest Expense:
Passbook	59	(193)	(134)
NOW/MMDA	47	(339)	(292)
Certificates	1,263	(1,408)	(145)
Other borrowed funds	4,270	(2,084)	2,186
Total interest expense	5,639	(4,024)	1,615
Change in net interest income	$4,453	$3,577	$8,030

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	Variance due to changes in		Net
	Average	Average	Increase/
	Volume	Rate	(Decrease)
	(in thousands)
Interest Income:
Loans and loans held for sale (net of unearned income)	$7,274	$(2,498)	$4,776
Mortgage-backed securities available for sale	(1,043)	(573)	(1,616)
Interest-bearing deposits	238	(183)	55
Treasury notes and U.S. government agency securities	592	(367)	225
Trust preferred securities	20	(157)	(137)
Other earning assets	205	(214)	(9)
Total interest income	7,286	(3,992)	3,294
Interest Expense:
Passbook	101	(156)	(55)
NOW/MMDA	59	(824)	(765)
Certificates	2,385	(2,434)	(49)
Other borrowed funds	1,467	(727)	740
Total interest expense	4,012	(4,141)	(129)
Change in net interest income	$3,274	$149	$3,423

Noninterest Income

We derive noninterest income principally from mortgage banking activities, service fees on our deposit accounts, ATM fees, commissions we earn on sales of insurance products and income from bank-owned life insurance. Our noninterest income for the year ended December 31, 2004 totaled

$19.190 million, as compared to $21.086 million for the year ended December 31, 2003, a decrease of $1.896 million or 9.0%.

Lower revenue from our mortgage banking activities, and a decline in gains on sales of securities were the primary cause of the decline in noninterest income. Gains on sales of loans decreased by $1.890 million or 36.1% compared to the year ended December 31, 2003. Total mortgage loans we sold into the secondary market decreased 26.7%, and pricing spreads on our loans sold decreased. The decrease in the volume of loans sold was impacted by the rise in mortgage rates during 2004 that significantly diminished the demand for refinancing. Our other mortgage banking fees decreased by $141,000 or 8.3%. Origination related income decreased by $378,000, while our mortgage servicing revenue increased $81,000, and income from reinsurance, appraisal and inspection activities increased by $156,000. The decline in our origination related income occurred primarily due to the decline in demand for mortgage refinances. The increase in appraisal revenue reflects the increased volume of FM Appraisals that began operation in fourth quarter 2003.

Service fees on our deposit accounts increased by $218,000 or 3.3% as we increased the number of demand deposit accounts by 1,255 or 4.1%. Pricing on most deposit service charges was unchanged during 2004 compared to 2003. Our ATM fees increased by $316,000 or 12.5%, due to increased transaction volume and higher transaction fee pricing for non-customers.

We realized net gains of $440,000 from the sale of investment securities in 2004, compared to net gains of $1.371 million for 2003. The level of gains on sales of securities for 2003 was high from a historical perspective, and was primarily attributable to realized gains of $740,000 on sales of securities to raise proceeds for the redemption of our trust preferred securities during 2003. Income from bank-owned life insurance grew by $335,000 due to purchases of new policies in late 2003 and early 2004. Crediting rates for life insurance contracts decreased slightly during 2004. Commissions earned on the sale of nondeposit investment products (primarily fixed annuities) decreased $213,000 due to lower rates offered by insurance carriers which reduced demand for these products. Commissions from the sale of other insurance products (primarily insurance products offered through Finance Maryland) increased $470,000 due to expansion of Finance Maryland’s locations.

	Years Ended December 31,
	2004 Amount	2003 Amount	2002 Amount
	(Dollars in thousands)
Gain on sale of loans	$3,349	$5,239	$3,622
Service fees on deposits	6,899	6,681	4,327
ATM Fees	2,836	2,520	2,109
Gain on sale of investment securities	440	1,371	497
Other mortgage banking fees	1,567	1,708	1,832
Income from bank owned life insurance	1,072	737	529
Commissions on sales of nondepeposit investment products	649	862	879
Commissions on sales of other insurance products	1,519	1,049	347
Other	859	919	852
Total noninterest income	$19,190	$21,086	$14,994

Noninterest Expense

Our noninterest expense totaled $50.926 million for the year ended December 31, 2004, compared to $45.883 million for 2003, an increase of $5.043 million or 11.0%. Noninterest expenses for 2003 included non-recurring expenses related to the early payoff off trust preferred securities, consulting fees related to obtaining tax credits, and establishment of a charitable foundation which totaled $1.385 million. Excluding the nonrecurring expenses incurred in 2003, noninterest expense growth was $6.428 or 14.4%. Growth in noninterest expenses in 2004 includes expense growth of Finance Maryland that totaled $2.039 million and the expenses associated with opening a new wholesale mortgage origination group of $544,000.

We paid higher salaries and benefits costs of $3.842 million or 16.9% compared to 2003, primarily due to staffing of Finance Maryland, new wholesale mortgage operations, additional staffing to support our loan and deposit growth, regular salary increases and higher benefit costs. Our occupancy costs for 2004 grew $630,000 or 11.2% compared to 2003, due to the additional Finance Maryland offices, one additional bank branch, and office space for wholesale mortgage. Our furniture, fixtures and equipment expenses increased for the year ended 2004 by $130,000 or 4.5% also due to the addition of consumer finance offices, the additional bank branch and mortgage space.

Our professional services decreased by $117,000 or 13.4% and totaled $756,000 for 2004 as a result of lower general legal expenses. Our advertising expenses increased by $262,000 or 22.0% and totaled $1.455 million, as we increased product advertising and marketing during the year. We experienced higher data processing expenses of $47,000 or 2.3%, due to the costs associated with account volume increases, offset somewhat by lower costs of check processing. Increased service and maintenance cost of $177,000 occurred due to an increase in our locations. Our postage expenses increased by $226,000, as a result of increased production of direct mail campaigns for mortgage lending and consumer finance. Our other non interest expenses not detailed in the table below increased $738,000 which includes increased loan origination related expenses of $536,000, as well as increases in our business development costs of $114,000.

Noninterest Expense

	Years Ended December 31,
	2004 Amount	2003 Amount	2002 Amount
	(Dollars in thousands)
Salaries and employee benefits	$26,523	$22,681	$19,761
Net occupancy	6,255	5,625	4,991
Furniture, fixtures and equipment	3,005	2,875	2,443
Professional services	756	873	1,254
Advertising	1,455	1,193	1,071
Data processing	2,079	2,032	1,746
Service and maintenance	1,485	1,308	1,043
Office supplies	697	691	550
ATM servicing expenses	1,112	922	831
Printing	712	795	459
Corporate insurance	378	297	234
OREO expense	(73)	18	(131)
FDIC premiums	115	109	186
Consulting fees	385	506	232
Marketing/promotion	722	825	625
Postage	982	756	393
Overnight delivery/courier	736	770	553
Security	310	294	222
Dues and memberships	341	248	187
Writeoff of unamortized trust preferred expenses	—	945	—
Loan collection expenses	332	239	153
Other	2,619	1,881	1,170
Total noninterest expense	$50,926	$45,883	$37,973

Income Tax Expenses

We recorded tax expense of $2.361 million in 2004 for an effective tax rate of 27.9% compared to income tax expense of $1.771 million and an effective tax rate of 25.0% for 2003. Our effective rate increased principally due to lower utilization of income tax credits in 2004 ($200,000) compared to 2003 ($434,000). Tax credits in 2003 included $292,000 of prior period (2002) benefit.

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

We have utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2004. Our net operating loss carryforwards for state income tax purposes approximated $ 7.491 million and can be offset by the future state taxable income of First Mariner Bancorp only. Operating loss carry-forward tax benefits are in addition to the tax credits discussed above. Currently, we believe that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the potential utilization of our net operating loss carryforward. Therefore, we have established a valuation allowance equal to the deferred tax asset associated with the net operating loss carryforward of $346,000 to reflect this uncertainty.

Financial Condition

At December 31, 2004, our total assets were $1,250.531 million as compared to $1,057.853 million at December 31, 2003, an increase of 18.2%. We continued to achieve growth through the development of our bank branching and mortgage loan office network, expansion of our commercial and retail business development efforts, our formation and expansion of Finance Maryland and successful development and marketing of our deposit and loan products.

Our total loans at December 31, 2004 were $746.146 million, as compared to $609.847 million on December 31, 2003, which represents an increase of $136.299 million or 22.3%. We achieved growth in every major segment of our loan portfolio, except commercial business loans. Loans held for sale increased by $20.900 million as we experienced greater origination activity in the later part of 2004 compared to 2003. Investment securities increased by $34.528 million as our growth in funding sources (deposits and borrowings) exceeded growth in our loans and we placed our excess funds in investment securities. Our interest-bearing deposits decreased by $14.423 million.

We increased total deposits by $77.684 million, an increase of 10.4% from $747.733 million at December 31, 2003. Our borrowings, repurchase agreements, and trust preferred offerings increased by $108.087 million, and increased the mix of our borrowed funds to 28.4% of total assets as of December 31, 2004, compared to 23.3% as of December 31, 2003.

Loan Portfolio

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio.

	At December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Loans:
Commercial Loans and Lines of Credit	$60,496	$65,934	$56,760	$64,157	$70,726
Commercial/Residential Construction	63,847	51,225	31,878	34,411	34,832
Commercial Mortgages	315,676	244,316	202,994	144,836	101,601
Residential Construction—Consumer	135,841	119,973	135,189	125,954	82,318
Residential Mortgages	41,589	40,122	46,065	54,456	98,731
Consumer	128,697	88,277	61,079	44,851	41,790
Total Loans	$746,146	$609,847	$533,965	$468,665	$429,998

The largest increase in our loan portfolio occurred in the commercial mortgage category, which increased by $71.360 million and commercial/residential construction loans increased by $12.622 million. Growth in these types of our commercial loans reflected successful marketing and sales efforts of the Bank’s commercial lending unit, a strong regional economy, as well as the continuation of a favorable interest rate environment. Our consumer loans increased by $40.420 million due to successful marketing campaigns, a favorable economic and interest rate environment, growth in consumer finance receivables generated by Finance Maryland, and successful cross-selling of home equity products to first mortgage customers. Residential construction loans to consumers increased $15.868 million as our origination activity in this product line also increased and demand for new construction remained high. Our residential real estate loans, which consist primarily of 3 and 5-year adjustable-rate mortgages, increased by $1.467 million.

During 2004, the Company identified certain loans previously classified as Commercial loans and reclassified them as either Construction loans or Commercial Real Estate loans to more closely categorize these loans with the loan purpose. Amounts presented for 2003 loan portfolio reflect $12.966 million reclassified out of the commercial loan category, mostly into the commercial real estate group.

Approximately 34.1% of our loans have adjustable rates as of December 31, 2004 compared to approximately 25.2% at December 31, 2003, including adjustable rate first mortgages indexed to U.S. Treasury obligations and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall the interest we earn would decline, thus impacting our interest income. See our discussion under “Liquidity and Interest Rate Sensitivity” below. The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rate, for our loan portfolio at December 31, 2004. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections. The scheduled repayments shown are reported in the maturity category in which the payment is due.

Maturity Schedule of Selected Loans

	Up to 1 Year	More Than 1 Year to 5 Years	5 Years to 10 Years	More Than 10 Years	Total
	(in thousands)
Total Loans:
Residential Mortgages	$7,949	$2,772	$3,980	$26,888	$41,589
Commercial/Res Construction	15,099	39,663	5,552	3,533	63,847
Residential Construction—Consumer	135,434	358	49	—	135,841
Commercial Mortgages	45,616	196,711	63,492	9,857	315,676
Commercial	28,811	24,622	5,610	1,453	60,496
Consumer	76,847	34,999	5,936	10,915	128,697
Total	$309,756	$299,125	$84,619	$52,646	$746,146
Fixed Rate Loans:
Residential Mortgages	$4,661	$1,242	$1,667	$7,854	$15,424
Commercial/Res Construction	3,808	21,876	—	—	25,684
Residential Construction—Consumer	135,434	358	49	—	135,841
Commercial Mortgages	40,244	165,089	18,975	1,278	225,586
Commercial	15,610	8,961	5,070	—	29,641
Consumer	7,715	34,999	5,936	10,915	59,565
Total—Fixed Rate	207,472	232,525	31,697	20,047	491,741
Variable Rate Loans:
Residential Mortgages	3,288	1,530	2,313	19,034	26,165
Commercial/Res Construction	11,291	17,787	5,552	3,533	38,163
Residential Construction—Consumer	—	—	—	—	—
Commercial Mortgages	5,372	31,622	44,517	8,579	90,090
Commercial	13,201	15,661	540	1,453	30,855
Consumer	69,132	—	—	—	69,132
Total—Variable Rate	102,284	66,600	52,922	32,599	254,405
Total—Fixed And Variable	$309,756	$299,125	$84,619	$52,646	$746,146

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

For significant problem loans, our review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions. Reserves against the remaining loan portfolio are based on our analysis of historical loan loss ratios, loan chargeoffs, delinquency trends, previous collection experience, and the risk rating we place on each individual loan along with an assessment of the effects of external economic conditions. “Allowance for Loan Losses Allocation,” which is set forth below, indicates the specific reserves we allocated by loan type and also the general reserves included in our allowance for loan losses.

Our provision for loan losses is a charge applied to earnings in the current period to maintain our allowance at a level we have determined to be adequate based upon factors noted above. We decreased the amount of our provision in 2004 due to improving asset quality trends that allowed us to decrease the ratio of our allowance for loan losses to our total loans to 1.28% as of December 31, 2004 from 1.43% as of December 31, 2003. Our provision for loan losses totaled $2.243 million for the year ended December 31, 2004, as compared to $2.536 million for the year ended December 31, 2003.

Our allowance for loan losses at December 31, 2004 totaled $9.580 million, as compared with the December 31, 2003 balance of $8.692 million, an increase of $888,000 or 10.2%. We recognized net charge-offs of $1.355 million and $1.032 million for 2004 and 2003, respectively. Our net charge-offs as a percentage of our average loans were 0.21% for 2004 compared to 0.19% in 2003. Our net charge-off levels for the Bank were $412,000 in 2004 compared to $516,000 in 2003, reflecting lower charge-offs associated with overdrawn commercial and retail checking accounts and residential mortgage loans. Finance Maryland net charge-offs totaled $943,000 (3.5% of average consumer finance loans) in 2004 compared to $516,000 (3.24% of average consumer finance loans).

The following table, “Allowance for Loan Losses” summarizes the activities in our allowance.

Allowance for Loan Losses

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$8,692	$7,188	$5,524	$4,341	$3,322
Loans charged off:
Commercial	—	—	—	(347)	(62)
Commercial/Residential Construction	(4)	—	(65)	(50)	—
Commercial Mortgages	—	—	—	—	—
Residential Construction—Consumer	(251)	(244)	(200)	—	—
Residential Mortgages	—	(19)	—	(5)	(24)
Consumer	(1,318)	(1,003)	(288)	(116)	(12)
Total loans charged off	(1,573)	(1,266)	(553)	(518)	(98)
Recoveries
Commercial	—	17	—	69	—
Commercial/Residential Construction	—	65	—	—	—
Commercial Mortgages	—	—	—	—	—
Residential Construction—Consumer	11	—	—	—	—
Residential Mortgages	—	1	9	1	4
Consumer	207	151	33	6	8
Total recoveries	218	234	42	76	12
Net chargeoffs	(1,355)	(1,032)	(511)	(442)	(86)
Provision for loan losses	2,243	2,536	2,175	1,625	1,105
Allowance for loan losses, end of year	$9,580	$8,692	$7,188	$5,524	$4,341
Loans (net of premiums and discounts)
Period-end balance	$746,146	$609,847	$533,965	$468,665	$429,998
Average balance during period	652,507	552,528	496,486	455,780	383,719
Allowance as percentage of period-end loan balance	1.28%	1.43%	1.35%	1.18%	1.01%
Percent of average loans:
Provision for loan losses	0.34%	0.46%	0.44%	0.36%	0.29%
Net chargeoffs	0.21%	0.19%	0.10%	0.10%	0.02%

We deploy a systematic methodology for determining our allowance for loan losses that includes a quarterly review process and adjustment to our allowance. Our process includes updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, while large groups of homogeneous loans are reviewed as pools. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth and delinquency levels. These qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology, and perform various loan review functions.

Our methodology employs management’s judgment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, the consideration of current and anticipated economic conditions and their potential effects on specific borrowers. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

As a result of our ongoing review of the loan portfolio, we classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. We recognize interest on non-accrual residential real estate loans only when it is received.

The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

The following table summarizes our allocation of allowance by loan type.

Allowance for Loan Losses Allocation (dollars in thousands)

	December 31, 2004			December 31, 2003			December 31, 2002
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and Lines of Credit	$1,819	19.0%	8.1%	$978	11.3%	10.8%	$826	11.5%	10.6%
Commercial/Residential Construction	508	5.3%	8.6%	303	3.5%	8.4%	254	3.5%	6.0%
Commercial Mortgages	2,804	29.3%	42.3%	2,481	28.5%	40.0%	1,632	22.7%	38.0%
Residential Construction—Consumer	1,523	15.9%	18.2%	1,853	21.3%	19.7%	2,128	29.6%	25.3%
Residential Mortgages	20	0.2%	5.6%	46	0.5%	6.6%	23	0.3%	8.6%
Consumer	1,653	17.2%	17.2%	1,139	13.1%	14.5%	640	8.9%	11.5%
Unallocated	1,253	13.1%	—	1,892	21.8%	—	1,685	23.5%	—
Total	$9,580	100.0%	100.0%	$8,692	100.0%	100.0%	$7,188	100.0%	100.0%

	December 31, 2001			December 31, 2000
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial Loans and Lines of Credit	$1,141	20.7%	13.7%	$1,150	26.5%	16.4%
Commercial/Residential Construction	81	1.5%	7.3%	191	4.4%	8.1%
Commercial Mortgages	1,377	24.9%	30.9%	1,106	25.5%	23.6%
Residential Construction—Consumer	936	16.9%	26.9%	734	16.9%	19.2%
Residential Mortgages	99	1.8%	11.6%	107	2.5%	23.0%
Consumer	112	2.0%	9.6%	127	2.9%	9.7%
Unallocated	1,778	32.2%	—	926	21.3%	—
Total	$5,524	100.0%	100.0%	$4,341	100.0%	100.0%

Nonperforming Assets

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans on nonaccrual status	$4,628	$4,774	$1,278	$1,652	$3,172
Real estate acquired by foreclosure	65	296	2,247	2,683	3,610
Total non-performing assets	$4,693	$5,070	$3,525	$4,335	$6,782
Loans past-due 90 days or more and accruing	$1,658	$2,258	$9,346	$5,257	$701

As of December 31, 2004, we had $4.628 million in nonaccrual loans, as compared with $4.774 million at December 31, 2003. We held other real estate owned of $65,000 at December 31, 2004, compared to $296,000 at December 31, 2003. Our nonperforming assets, the total of nonaccrual loans and other real estate owned, decreased to 0.38% of our total assets at December 31, 2004 from 0.48% of our total assets at December 31, 2003, reflecting the decrease in our total level of nonperforming assets.

Our allowance for loan losses represented 204.1% of nonperforming assets as of December 31, 2004 compared to 171.4% as of December 31, 2003. Our loans past-due 90 days or more and accruing decreased significantly, ending 2004 at $1.658 million, compared to $2.258 million at the end of 2003. We believe our allowance for loan losses is adequate.

See Note 1, “Loans Receivable”, of the Consolidated Financial Statements for information concerning our policy for placing loans on nonaccrual status.

Contractual Obligations and Commitments

First Mariner has certain obligations to make future payments under contract. At December 31, 2004, the aggregate contractual obligations and commitments are:

Contractual Obligations

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Time Deposits and Certificates of Deposits $100,000 and Over	$145,079	$20,701	$66,425	$57,953	$—
Borrowings and repurchase agreements	296,661	172,292	39,369	25,000	60,000
Annual Rental Commitments Under Non-Cancelable Leases	21,942	3,497	5,947	5,000	7,498
Commitment to Purchase Facilities	20,000	20,000	—	—	—
Total	$483,682	$216,490	$111,741	$87,953	$67,498

Other Commitments

	Amount of Commitment—Expiration by Period
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Commitments to Extend Credit	$310,308	$203,949	$13,544	$23,203	$69,612
Standby Letters of Credit	5,437	5,437	—	—	—
Total	$315,745	$209,386	$13,544	$23,203	$69,612

Capital Resources

Our stockholders’ equity totaled $64.314 million as of December 31, 2004 as compared to $58.434 million as of December 31, 2003, an increase of $5.880 million or 10.1%. The increase resulted from the net retention of our earnings of $6.101 million, and additional paid in capital of $1.690 million through the purchase of shares by our employee stock purchase plan and the exercise of stock options and warrants. These increases were reduced by the decline in accumulated other comprehensive income of $1.302 million, and the repurchase of common stock under the stock repurchase plan approved by the Board of Directors in 2004. The change in our accumulated other comprehensive income reflects the decrease in value of our available for sale securities of $1.027 million (net of taxes) and the realization of securities gains of $275,000 (net of taxes).

Our banking regulators have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets. All banks and financial holding companies are required to maintain capital levels based on their “risk adjusted” assets so that categories of assets with higher “deemed” credit risks will require more capital support than assets with lower risk. Additionally, capital must be maintained to support certain off-balance sheet instruments.

To date, we have provided for our capital requirements mainly through the funds we received from stock offerings and issuances of trust preferred securities. In the future, we may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table for “Capital Ratios”, we exceeded our capital adequacy requirements as of December 31, 2004 and 2003 and met the requirement for “well capitalized” under Federal Banking Regulation. We continually monitor our capital adequacy ratios to ensure that we exceed regulatory capital requirements.

In 2004 we issued trust preferred securities totaling $10.000 million which became eligible as total capital for regulatory purposes. In 2003, we issued $36.500 million in trust preferred securities and used a portion of these proceeds to redeem our June 1998 issuance of $21.450 million. The remaining amount of $15.050 million became eligible as total capital for regulatory purposes. See note 9 of the Consolidated Financial Statements for more information concerning our trust preferred securities.

Capital is classified as Tier 1 capital (common stockholders’ equity less certain intangible assets plus a portion of the trust preferred securities) and Total Capital (Tier 1 plus the allowed portion of the allowance for loan losses and the portion of trust preferred securities not included in Tier 1 capital). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the previous quarter).

Our capital position is presented in the following table:

Capital Ratios

				Minimum Requirements	To be Well Capitalized Under
	December 31,			for Capital	Prompt Corrective
	2004	2003	2002	Adequacy Purposes	Action Provision
Total capital to risk weighted assets	14.1%	15.0%	13.3%	8.0%	10.0%
Tier 1 capital to risk weighted assets	9.3%	10.2%	9.9%	4.0%	6.0%
Tier 1 capital leverage ratio	7.1%	7.7%	7.8%	4.0%	5.0%

Our banking subsidiary also maintains capital levels that qualify for “Well Capitalized” status under current regulatory guidelines. See note 14 to the consolidated financial statements for more detailed information on the Bank’s capital adequacy ratios.

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

The measurement of our interest rate sensitivity, or “gap,” is one of the techniques used in asset/liability management. Interest sensitive gap is the dollar difference between our assets and liabilities which are subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

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

In theory, we can diminish interest rate risk through maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on our interest-sensitive assets and liabilities when interest rates change, and the availability of our funding sources. Accordingly, we strive to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with our expectations relative to market interest rates. Additionally, we may employ the use of off balance sheet instruments, such as interest rate swap or caps, to manage our exposure to interest rate movements. Generally, we attempt to maintain a balance between rate-sensitive assets and liabilities that is appropriate to minimize our overall interest rate risk, not just our net interest margin.

Our interest rate sensitivity position as of December 31, 2004 is presented in the following table, “Rate Sensitivity Analysis”. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage backed securities that are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. The difference between our rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2004, our interest sensitive assets exceeded our interest sensitive liabilities within a one year period by $170.058 million or 13.6% of total assets. As of December 31, 2003, our interest rate sensitive assets exceeded our interest-sensitive liabilities by $135.449 million or 12.8% of total assets. The change in our interest rate sensitivity gap occurred due to growth in our earning assets repricing in one year or less, and increases in our funding sources repricing beyond one year.

While we monitor interest rate sensitivity reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We employ the use of a statistical model to forecast the effects interest rate changes may have on our mortgage loan volume and revenue. We attempt to structure our asset and liability management strategies to mitigate the impact on net income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income or net income. At December 31, 2004, in an assumed increase of 100 basis points over a one year period, our net interest income would decline by 1%, while our net income would decrease by 13%. If rates were to decline by 100 basis points, our net interest income would increase by 2% and net our net income would increase by 18%. The difference in results between changes in our net interest income and our net income reflect the forecasted effects on changes in our mortgage banking revenue (net of variable costs) due to projected changes in interest rates, and does not include strategies we may implement to increase volume or reduce our semi-variable or fixed costs should rates increase and revenue decline.

Rate Sensitivity Analysis

	As of December 31, 2004
	180 Days or Less	181 Days- One Year	One-Five Years	Five-Ten Years	Longer Than 10 Years or Non- Sensitive	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$5,682	$—	$—	$—	$—	$5,682
Investment securities	33,176	29,070	189,218	43,256	28,245	322,965
Restricted stock investments	11,886	—	—	—	—	11,886
Loans held for sale	79,955	—	—	—	—	79,955
Loans	404,026	84,985	217,568	16,919	22,648	746,146
Total interest-earnings assets	$534,725	$114,055	$406,786	$60,175	$50,893	$1,166,634
Interest-bearing liabilities:
Savings	$2,189	$5,020	$27,030	$34,403	$—	68,642
NOW accounts	743	2,234	11,998	15,201	—	30,176
Money market accounts	136,499	5,598	30,219	20,076	—	192,392
Certificates of Deposit	36,549	34,480	302,638	—	—	373,667
Borrowings	255,410	—	39,500	60,000	—	354,910
Total interest-bearing liabilities	431,390	47,332	411,385	129,680	—	1,019,787
Interest rate sensitive gap	$103,335	$66,723	$(4,599)	$(69,505)	$50,893	$146,847
Cumulative interest rate gap	$103,335	$170,058	$165,459	$95,954	$146,847
Ratio of rate sensitive assets to rate sensitive liabilities	124%	241%	99%	46%	—%

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. For the most part, our liquidity is derived from increased customer deposits, the maturity distribution of our investment portfolio, loan repayment and income from our earning assets. Our loan to deposit ratio was 90.4% and 81.6% for December 31, 2004 and 2003, respectively. Funds we received from new and existing depositors and borrowing in the wholesale and capital markets provided large source of liquidity for the years ended December 31, 2004 and December 31, 2003. We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Our CD’s of $100,000 or more are summarized by maturity in the table, “Maturity of Certificates of Deposit $100,000 or More”, below. To the extent that our deposits are not adequate to fund our customer loan demand, we may meet liquidity needs in the short-term funds market. We can obtain longer term funding through advances from the Federal Home Loan Bank (“FHLB”). Our banking subsidiary maintains lines of credit with the FHLB of $250.106 million, under which we may borrow a remaining $27.023 million as of December 31, 2004 based upon available assets to pledge. Other lines of credit available to the Bank totaled $135.000 million at year-end. Most of our borrowing facilities require the pledging of certain qualifying assets in order to access funding. As of December 31, 2004, our borrowing capacity totaled $37.023 million based upon qualifying assets that we have not pledged to support existing borrowings.

At December 31, 2004, we held short-term interest-bearing deposits totaling $5.682 million compared to $20.105 million at December 31, 2003. These deposits have immediate availability to meet our short-term funding needs. Also, our investment securities portfolio includes $201.610 million of mortgage-backed securities that provide significant cash flow each month. Our entire investment portfolio is classified as available for sale, is highly marketable, and available to meet our liquidity needs. Loans held for sale, which totaled $79.955 million at December 31, 2004 are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market.

In the ordinary course of business, we make commitments to fund approved loans or make material commitments for capital expenditures such as new facilities or computer systems. As of December 31, 2004, we had outstanding loan commitments of $310.308 million and $20.000 million commitment for new facilities. At December 31, 2003 our unfunded loan commitments were $175.803 million and we had no commitments for material capital expenditures. We are not aware of any known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

Deposits

We use deposits as the primary source of funding of our loans. The following table describes the maturity of our Certificates of Deposit of $100,000 or more at the dates indicated.

Maturity of Certificates of Deposit $100,000 or More

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Under 3 months	$3,636	$7,223	$8,070
3 to 6 months	5,411	6,310	5,062
6 to 12 months	11,654	8,856	23,653
Over 12 months	124,378	93,438	44,843
Total	$145,079	$115,827	$81,628

We offer individuals and businesses a wide variety of accounts. These accounts include checking, savings, money market and CD’s and are obtained primarily from communities we serve. We have no brokered deposits. The following table details the average amount, the average rate paid and the percentage of each category to our total deposits for the years ended December 31, 2004, 2003 and 2002.

Average Deposit Composition and Cost

	Year Ended December 31, 2004
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$214,290	0.71%	27.0%
Regular savings deposits	67,009	0.35%	8.5%
Certificates of Deposit	367,847	3.00%	46.4%
Total interest-bearing deposits	649,146	1.97%	81.9%
Noninterest-bearing demand deposits	143,706	—	18.1%
Total deposits	$792,852	1.62%	100.0%

	Year Ended December 31, 2003
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$208,755	0.87%	29.4%
Regular savings deposits	56,556	0.65%	7.8%
Certificates of Deposit	328,411	3.41%	46.0%
Total interest-bearing deposits	593,722	2.25%	83.2%
Noninterest-bearing demand deposits	119,707	—	16.8%
Total deposits	$713,429	1.88%	100.0%

	Year Ended December 31, 2002
	Average Balance	Average Rate	Percent of Total
	(Dollars in thousands)
NOW and money market savings deposits	$203,969	1.27%	33.4%
Regular savings deposits	44,202	0.96%	7.2%
Certificates of Deposit	265,305	4.23%	43.4%
Total interest-bearing deposits	513,476	2.77%	84.0%
Noninterest-bearing demand deposits	98,010	—	16.0%
Total deposits	$611,486	2.33%	100.0%

Our total deposits as of December 31, 2004 were $825.417 million compared to $747.733 million as of December 31, 2003, an increase of $77.684 million or 10.4%. Rates paid on our deposits decreased significantly with the overall decrease in market interest rates that continued until the middle portion of 2004. On an average balance, all categories of our deposits increased, with the largest growth occurring in our certificates of deposit with maturities beyond one year and non-interest bearing demand deposits. NOW and money market savings deposits increased slightly. Our deposit growth reflects our growth strategy, which includes significant marketing and promotion, cross-selling, product development, and the development of our banking branch network.

Investment Securities

The following table presents the composition of our investment securities portfolio as of December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
	(in thousands)
Investment securities—available for sale:
Mortgage-backed securities	$200,708	$149,763	$73,842
Trust preferred securities	31,507	22,987	26,399
U.S. Government agency notes	78,949	107,314	12,159
Obligations of state and municipal subdivisions	2,973	—	—
U.S. Treasury Securities	1,000	1,001	1,015
Equity securities	1,531	1,274	2,824
Foreign Government Bonds	1,400	1,250	850
Other bonds and annuities	4,897	4,848	10,721
Total investment securities—available-for-sale	$322,965	$288,437	$127,810

Our investment portfolio at December 31, 2004, is comprised of highly marketable securities, with over 75% secured by the U.S. Government or U.S. Government agencies. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2004, the average duration of our investment portfolio was 2.94 years, shorter than the average duration of 3.02 years at December 31, 2003. This reflects our decision to invest in shorter-term obligations to mitigate potential market value and earnings declines in rising rate environments. Our investments in trust preferred securities, corporate obligations and common stocks totaled $37.935 million as of December 31, 2004 compared to $29.109 million as of December 31, 2003. We continually monitor the credit risk associated with corporate investments, the risk is diversified, as the maximum exposure to any one corporate issuer is less than 1% of total investment securities.

See Note 4 of the Consolidated Financial Statements for information concerning the amortized cost and weighted average yield of available-for-sale securities.

Borrowings and Repurchase Agreements

Our borrowings consist of short-term promissory notes issued to certain qualified investors and advances from the Federal Home Loan Bank of Atlanta (“FHLB”). Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to ten years and generally contain prepayment penalties.

Our total borrowings and repurchase agreements increased by $97.777 million or 49.2%, reflecting increased borrowing required as growth in earning assets in excess of growth in deposits. Additional borrowings were primarily in the form of short-term FHLB advances. We also experienced growth in our short-term promissory notes.

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

For a more detailed discussion of our off-balance sheet arrangements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Interest Rate Sensitivity and Liquidity” and Note 5 of the consolidated financial statements.

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

Financial Review 2003/2002

For the year ended December 31, 2003, we recorded net income of $5.307 million or $0.88 per diluted share, an increase of 35.9% from net income of $3.904 million income or $0.69 per diluted share in 2002. Our gross revenue (net interest income and non interest income) increased $9.515 million while our non interest expenses, the provision for credit losses and income taxes increased by $8.112 million.

Our net interest income for 2003 increased $3.423 million or 11.0% from 2002, due to growth in average earning assets of 16.2% over the prior year. Our net interest margin decreased 18 basis points to 3.99% in 2003 compared to 4.17% in 2002. The decrease in our net interest margin resulted as our deposit and borrowing rates fell less than the decline in our yields on loans, investments and other earning assets.

Our provision for loan losses increased to $2.536 million in 2003 from $2.175 million in 2002. Our allowance for loan losses at December 31, 2003 represented 1.43% of loans outstanding, an increase from December 31, 2002 of 1.35% of loans outstanding. We recognized net chargeoffs of $1.032 million in 2003 compared to $511,000 in 2002, due to the introduction of a new customer overdraft product and increased net charge-offs from Finance Maryland.

Our total noninterest income increased 40.6% to $21.086 million, which included a significant increase in gains on sales of investment securities. Securities gains in 2003 totaled $1.371 million compared to $497,000 for 2002. Excluding gains on sales of securities, our noninterest income increased $5.218 million or 36.0%. The increase was mostly due to an increase in our gains on sales of mortgage loans that increased by $1.617 million or 44.6%, driven by higher levels of loans originated and sold into the secondary market during 2003. Our service fees on deposits increased $2.354 million or 54.4% as a result of increases in overdraft fee income from the new customer overdraft product, increased demand deposit account volume, and some pricing increases. ATM fees increased $411,000 due to higher volumes of ATM transactions and pricing increases for non-customers. Income from bank owned life insurance increased by  $208,000, and sales of other insurance products from Finance Maryland increased  $702,000.

We incurred noninterest expense growth of 20.8% to $45.883 million in 2003, which included non-recurring expenses of $1.385 million. Excluding nonrecurring items, noninterest expenses increased by $6.525 million or 17.2%. Our salaries and benefits increased 14.8% to $22.681 million primarily due to staffing of Finance Maryland, staffing increases to support our loan and deposit growth, regular salary increases and higher benefits costs. Our occupancy cost grew by 12.7% or $634,000. The increase was due to the addition of one branch, the additional Finance Maryland offices and retail mortgage space. Our advertising expense increased by $122,000 or 11.4% as we increased advertising and marketing during 2003. The increase in our other expenses is primarily due to higher printing, postage and office supplies, as well as increased loan origination and collection costs.

We recorded an income tax expense of $1.771 million in 2003, compared to $1.930 million recorded in 2002. Our effective income tax rate for 2003 was 25.0% compared to 33.1% for 2002. The decrease in our effective tax rate was primarily due to increased levels of tax-exempt income, including investment interest income exempt from state income taxes, and increased income from bank-owned life insurance that is tax exempt, and the utilization of $434,000 of Maryland state and federal income tax credits.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Sensitivity and Liquidity” in Item 7 of this Form 10-K.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
February 20, 2005

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$29,765	$26,574
Interest-bearing deposits	5,682	20,105
Available-for-sale securities, at fair value	322,965	288,437
Loans held for sale	79,955	59,055
Loans receivable	746,146	609,847
Allowance for loan losses	(9,580)	(8,692)
Loans, net	736,566	601,155
Other real estate owned	65	296
Restricted stock investments	11,886	7,265
Premises and equipment, net	17,445	18,001
Accrued interest receivable	6,417	4,955
Deferred income taxes	2,976	2,619
Bank-owned life insurance	26,338	15,266
Prepaid expenses and other assets	10,471	14,125
Total assets	$1,250,531	$1,057,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$160,538	$132,979
Interest-bearing	664,879	614,754
Total deposits	825,417	747,733
Borrowings	271,661	173,884
Repurchase agreements	25,000	25,000
Junior subordinated deferrable interest debentures	58,249	47,939
Accrued expenses and other liabilities	5,890	4,863
Total liabilities	1,186,217	999,419
Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,826,011 and 5,693,637 shares issued and outstanding, respectively	291	285
Additional paid-in capital	51,792	50,717
Retained earnings	12,363	6,262
Accumulated other comprehensive (loss) income	(132)	1,170
Total stockholders’ equity	64,314	58,434
Total liabilities and stockholders’ equity	$1,250,531	$1,057,853

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Loans	$51,549	$47,511	$42,735
Investment securities and other earning assets	13,721	8,114	9,596
Total interest income	65,270	55,625	52,331
Interest expense:
Deposits	12,808	13,379	14,248
Borrowed funds and other	10,021	7,835	7,095
Total interest expense	22,829	21,214	21,343
Net interest income	42,441	34,411	30,988
Provision for loan losses	2,243	2,536	2,175
Net interest income after provision for loan losses	40,198	31,875	28,813
Noninterest income:
Gain on sale of loans	3,349	5,239	3,622
Service fees on deposits	6,899	6,681	4,327
ATM Fees	2,836	2,520	2,109
Gain on sale of investment securities, net	440	1,371	497
Other mortgage banking fees	1,567	1,708	1,832
Income from bank-owned life insurance	1,072	737	529
Commissions on sales of nondeposit investment products	649	862	879
Commissions on sales of other insurance products	1,519	1,049	347
Other	859	919	852
Total noninterest income	19,190	21,086	14,994
Noninterest expenses:
Salaries and employee benefits	26,523	22,681	19,761
Net occupancy	6,255	5,625	4,991
Furniture, fixtures and equipment	3,005	2,875	2,443
Professional services	756	873	1,254
Advertising	1,455	1,193	1,071
Data processing	2,079	2,032	1,746
Other	10,853	10,604	6,707
Total noninterest expenses	50,926	45,883	37,973
Income before income taxes	8,462	7,078	5,834
Income tax expense	2,361	1,771	1,930
Net income	$6,101	$5,307	$3,904
Net income per common share:
Basic	$1.06	$0.97	$0.73
Diluted	0.96	0.88	0.69

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP
Consolidated Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2004, 2003 and 2002 (Dollars in thousands, except number of shares.)
	Number of Shares of Common	Common	Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Stock	Capital	(deficit)	(Loss) Income	Equity
Balance at January 1, 2002	5,367,270	$268	$47,692	$(2,949)	$(1,003)	$44,008
Common stock issued, net of costs of issuance	27,316	2	247	—	—	249
Net income	—	—	—	3,904	—	3,904
Other comprehensive income	—	—	—	—	2,965	2,965
Balance at December 31, 2002	5,394,586	270	47,939	955	1,962	51,126
Common stock issued, net of costs of issuance	299,051	15	2,778	—	—	2,793
Net income	—	—	—	5,307	—	5,307
Other comprehensive loss	—	—	—	—	(792)	(792)
Balance at December 31, 2003	5,693,637	285	50,717	6,262	1,170	58,434
Common stock issued, net of costs of issuance	170,049	8	1,682	—	—	1,690
Common stock repurchased, net of costs	(37,675)	(2)	(607)	—	—	(609)
Net income	—	—	—	6,101	—	6,101
Other comprehensive loss	—	—	—	—	(1,302)	(1,302)
Balance at December 31, 2004	5,826,011	$291	$51,792	$12,363	$(132)	$64,314

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$6,101	$5,307	$3,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,323	3,099	3,023
Capitalizated interest	—	—	(15)
Amortization of unearned loan fees and costs, net	(1,078)	(850)	(2,005)
Amortization of premiums and discounts on loans	(914)	(546)	5
Amortization of premiums and discounts on mortgage-backed securities, net	563	462	708
Gain on sale of investment securities	(440)	(1,371)	(497)
Gain on sale of loans	(3,349)	(5,239)	(3,622)
Gain on other real estate owned	(62)	(156)	(310)
Valuation allowance of other real estate owned	—	162	100
Deferred income taxes	390	(493)	(794)
Increase in accrued interest receivable	(1,462)	(415)	(403)
Provision for loan losses	2,243	2,536	2,175
Origination of mortgage loans held-for-sale	(674,984)	(873,863)	(688,967)
Proceeds from sales of mortgage loans held-for-sale	654,084	913,107	682,767
Increase in accrued expenses and other liabilities	1,027	241	1,128
Increase in cash surrender value of bank-owned life insurance	(1,072)	(737)	(529)
Net decrease (increase) in prepaids and other assets	3,654	(10,260)	433
Net cash (used in) provided by operating activities	(11,976)	30,984	(2,899)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(132,424)	(75,877)	(63,961)
Purchases of property and equipment	(2,767)	(3,529)	(6,021)
(Purchases) sales of restricted stock investments	(4,621)	(3,975)	710
Activity in available for sale securities:
Sales	18,674	8,909	11,845
Maturities, prepayments and calls	153,175	138,567	64,857
Purchases	(208,549)	(308,492)	(80,233)
Purchase of bank-owned life insurance	(10,000)	—	(5,000)
Construction disbursements-other real estate owned	—	(227)	(232)
Sales of other real estate owned	404	2,569	1,028
Net cash used in investing activities	(186,108)	(242,055)	(77,007)
Cash flows from financing activities:
Net increase in deposits	77,684	79,564	67,581
Net increase (decrease) in other borrowings	24,777	(2)	6,200
Proceeds from trust preferred offering	10,310	37,639	10,300
Repayment of trust preferred offering	—	(22,050)	—
Proceeds from advances from Federal Home Loan Bank of Atlanta	422,000	205,000	102,000
Repayment of advances from Federal Home Loan Bank of Atlanta	(349,000)	(121,000)	(102,000)
Cost of repurchasing stock	(609)	—	—
Proceeds from stock issuance, net	1,690	2,793	249
Net cash provided by financing activities	186,852	181,944	84,330
(Decrease) increase in cash and cash equivalents	(11,232)	(29,127)	4,424
Cash and cash equivalents at beginning of period	46,679	75,806	71,382
Cash and cash equivalents at end of period	$35,447	$46,679	$75,806
Supplemental information:
Interest paid on deposits and borrowed funds	$22,494	$20,796	$21,410
Real estate acquired in satisfaction of loans	115	400	150
Income taxes paid	2,064	2,970	2,828

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002

(1)   Summary of Significant Accounting Policies

Organization, Basis of Presentation, and Use of Estimates

First Mariner Bancorp (“First Mariner”, on a parent only basis and “we”, “our”, or “us” on a consolidated basis) is a financial holding company incorporated under the laws of the State of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally organized as “MarylandsBank Corp.” in May 1994. MarylandsBank Corp’s name was changed to “First Mariner Bancorp” in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the “Bank”) and 100% of the interests in Finance Maryland, LLC (“Finance Maryland”), and FM Appraisal, LLC (“FM Appraisals”).

Most of our activities are with customers within the Central Maryland region. A portion of activities related to consumer finance operations and mortgage lending are more dispersed and cover parts of the mid-Atlantic region outside of the State of Maryland. Note 4 describes the types of securities that we invest in, and Note 5 discusses our lending activities. We do not have any concentrations to any one industry or customer.

Our consolidated financial statements include the accounts of First Mariner and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2004.

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

Cash and Cash Equivalents and Interest Bearing Deposits

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For reporting purposes assets grouped in the Statement of Condition under the captions “Cash and Due from Banks” and “Interest-bearing deposits” are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Cash and due from banks and interest bearing deposits have overnight maturities and are generally in excess of amounts that would be recoverable under FDIC insurance.

Investment Securities

We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income. As of December 31, 2004 and 2003, all of our investment securities were classified as available for sale.

If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings. Estimated fair value is determined based on bid prices received from third party pricing services or bid quotations received from securities dealers. Gains or losses on the sales of investments are calculated using a specific identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

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

We identify impaired loans and measure impairment (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we recognize an impairment loss through a valuation allowance and corresponding charge to provision for loan losses. We do not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment and residential first and second mortgage loans. We evaluate these loans collectively for impairment.

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

When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreements. Origination and commitment fees and direct origination costs on loans held for investment generally are deferred and amortized to income over the contractual lives of the related loans using the interest method. Under certain circumstances, commitment fees are recognized over the commitment period or upon expiration of the commitment. Fees to extend loans three months or less are recognized in income upon receipt. Unamortized loan fees are recognized in income when the related loans are sold or prepaid.

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally range from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between the rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Allowance for Loan Losses

Our allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance and the unallocated allowance.

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding homogenous loans. Loss factors are based on our historical loss experience, or for newer classes of loans, management’s estimate of probable losses. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

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

The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management and the Board of Directors review these conditions quarterly.

Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers which may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s and Finance Maryland’s loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

Foreclosed assets

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter. Subsequent write-downs are included in our noninterest expenses, along with operating income net of related expenses of such properties and gains or losses realized upon disposition.

Restricted Stock Investments

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

The Bank, maintains an investment in capital stock of several bankers banks. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in these stocks are carried at cost.

Premises and Equipment

Our premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization is eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income. Premises and equipment have estimated useful lives ranging from 3 to 39 years. We capitalize the cost of imputed interest we incur for significant real estate construction and development and charge the amount of capitalized interest to depreciation expense on a straight-line basis over the useful life of the asset. Capitalized interest is computed and capitalized based on the average invested amount in the development project over the construction period at the rate of the company’s incremental borrowing cost for the construction period.

Bank Owned Life Insurance

Bank owned life insurance is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiaries are named beneficiaries. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income.

Other Intangible Assets

Other intangible assets are included in other assets and represent organization costs related to the formation of our subsidiaries. Organization expenses are amortized over a period of five years.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available-for-sale and is presented in Note 17. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity.

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

Statements of Cash Flows

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For reporting purposes assets grouped in the Statement of Condition under the captions “Cash and Due from Banks” and “Interest-bearing deposits” are considered cash or cash equivalents.

Net Income Per Share

Our basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed after adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the “treasury stock” method, and are provided in Note 13.

Stock-Based Compensation

We apply the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

The option price is equal to the market price of the common stock at the date of grant for all of our options granted in 2004, 2003 and 2002 and, accordingly, we do not record compensation expense related to options granted. If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Net income-as reported	$6,101	$5,307	$3,904
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related income tax effects	(567)	(526)	(335)
Proforma net income	$5,534	$4,781	$3,569
Earnings per share:
Basic—as reported	$1.06	$0.97	$0.73
Basic—proforma	0.96	0.88	0.66
Diluted—as reported	0.96	0.88	0.69
Diluted—proforma	0.87	0.80	0.63

The weighted average fair values of our option grants during 2004, 2003 and 2002 were $6.90, $5.50 and $7.03, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	14.15%	26.21%	48.22%
Risk-free interest rate	4.19%	4.09%	4.98%
Expected lives	10 Years	10 Years	10 Years

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

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting “excess servicing receivable” or “deferred servicing revenue” is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. We evaluate the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management’s best estimate of remaining loan lives and discounted at the original discount rate.

Advertising

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $1.455 million, $1.193 million and $1.071 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In January 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment (Revised 2004)”, which establishes standards for accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on an entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R eliminates the ability to account for stock based compensation using Accounting Principles Board (“APB”) No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective on July 1, 2005. The Company will transition to fair value-based compensation using a modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R will apply to new awards, modification of previous awards, repurchases and cancellations after July 1, 2005. Additionally, compensation cost for awards for which requisite service has not been rendered (non-vested options and stock grants) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The determination of compensation cost for awards granted prior to July 1, 2005 will be based on the same methods and on the same fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based compensation. Based on the stock-based compensation awards outstanding as of February 28, 2005, for which requisite service is not expected to be fully rendered by July, 1, 2005, the Company expects to record an additional pre-tax quarterly compensation expense of approximately $149,000 beginning in the third quarter of 2005 as a result of adopting SFAS 123R. Future levels of compensation expense related to stock-based compensation may be impacted by new awards, or modifications, repurchases, or cancellations of existing awards both before and after the adoption of this standard.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, “Accounting for Nonmonetery Transactions”. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In March of 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment”, which addressed other-than-tempory impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance during the period of delay until a final concensus is reached. We do not anticipate the issuance of the final rules will have a material impact on our financial condition, results of operations, or liquidity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies the definitions of derivatives, clarifies when a derivative contains a financing component, and amends certain other accounting pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were previously classified as equity. Most of the guidance included in SFAS No.150 is effective for financial instruments entered into after May 31, 2003, and otherwise effective beginning the first interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

In December 2003, the FASB released Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which revised a previous interpretation in January 2003 (“FIN 46”). FIN 46R requires companies that have issued trust preferred securities through statutory trusts, to deconsolidate their investment in those trusts. FIN 46 requires deconsolidation and re-characterization of the underlying consolidated debt obligation from the trust preferred securities obligation to the junior subordinated debenture obligation that exists between a company and its statutory trusts. The adoption of FIN 46 and 46R did not have a material impact on our statement of financial condition or operating results.

(3)   Restrictions on Cash and Due From Banks

The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At December 31, 2004 and 2003, the required reserve balances were $1.000 million and $250,000 respectively.

(4)   Available-for-sale securities

The composition of our available-for-sale securities is as follows at December 31:

	2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$201,610	$1,026	$1,928	$200,708
Trust preferred securities	30,783	1,109	385	31,507
Equity securities	1,136	399	4	1,531
U.S. Treasury Securities	1,000	—	—	1,000
Obligations of state and municipal subdivisions	2,942	31	—	2,973
U.S. Government Agency Notes	79,413	—	464	78,949
Foreign Government Bonds	1,400	—	—	1,400
Other bonds and annuities	4,897	—	—	4,897
	$323,181	$2,565	$2,781	$322,965

	2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale securities:
Mortgage-backed securities	$149,128	$1,627	$992	$149,763
Trust preferred securities	22,228	1,190	431	22,987
Equity securities	967	318	11	1,274
U.S. Treasury Securities	1,000	1	—	1,001
U.S. Government Agency Notes	107,182	200	68	107,314
Foreign Government Bonds	1,250	—	—	1,250
Other bonds and annuities	4,848	—	—	4,848
	$286,603	$3,336	$1,502	$288,437

The following table presents the amortized cost and weighted-average yield of securities at December 31, 2004 by maturity:

	Within 1 Year	1 to 5 Years	5 to 10 Years	After 10 Years	Total	Weighted Average Yield
	(dollars in thousands)
Available-for-sale securities:
Mortgage-backed securities	$—	$4,752	$58,836	$138,022	$201,610	4.48%
Trust preferred securities	—	—	—	30,783	30,783	7.13%
Equity securities	—	—	—	1,136	1,136	1.13%
U.S. Treasury Securities	1,000	—	—	—	1,000	1.19%
Obligations of state and municipal subdivisions	—	—	—	2,942	2,942	6.82%
U.S. Government Agency Notes	10,000	69,413	—	—	79,413	2.44%
Foreign Government Bonds	250	1,150	—	—	1,400	5.10%
Other bonds and annuities	—	4,897	—	—	4,897	3.81%
Amortized Cost	$11,250	$80,212	$58,836	$172,883	$323,181	4.22%
Weighted average yield	1.44%	2.76%	4.06%	5.14%	4.22%

Weighted yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis using the marginal Federal income tax rate of 34%. Mortgage-backed securities are assigned to maturity categories based on their final maturity. Equity securities are included in other securities in the after 10 years category. Stated maturities on our securities holdings may differ from contractual maturities as issuers have the right to call or prepay certain obligations without penalty.

The following table shows the level of our gross unrealized losses and associated fair value by type and maturity:

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available-for-sale securities:
Mortgage-backed securities	$124,095	$1,275	$22,078	$653	$146,173	$1,928
Trust preferred securities	6,003	159	3,968	226	9,971	385
Equity securities	84	4	—	—	84	4
U.S. Government Agency Notes	68,950	464	—	—	68,950	464
Total	$199,132	$1,902	$26,046	$879	$225,178	$2,781

Gross unrealized losses totaled $2.781 million as of December 31, 2004 and equaled 1.22% of the amortized cost of securities with unrealized losses as of this date. A total of eighteen securities were in an unrealized loss position as of December 31, 2004, with the largest single unrealized loss in any one security totaling $202,000. Eight securities were in an unrealized loss position for twelve months or more.

All of our temporarily impaired securities with the exception of trust preferred securities are defined as impaired due to declines in fair values resulting from increases in interest rates compared to the time they were purchased. None of these securities have exhibited a decline in value due to changes in credit risk. Furthermore, we have the ability to hold these securities to maturity and do not expect to realize losses on any of these holdings. As such, management does not consider the impairments to be other than temporary.

Trust preferred securities considered temporarily impaired are issues of other banks and bank holding companies we currently hold in our portfolio. There are eight issues that are considered impaired, two of which have been impaired for the last twelve months or more. We believe the factors that have contributed to the decline in values for these securities are changes in the market that have limited the demand for these securities and reduced their liquidity. New trust preferred offerings have been created which pool issuers, diversify risk, and offer other flexible terms for investors. The popularity for these new issues has resulted in diminished demand for older, single issuer instruments with institutional investors. While some of these issuers have reported weaker financial performance since their acquisition, the majority of these issuers continue to possess more than acceptable credit risk in management’s opinion. Management closely monitors these securities for changes in credit risk, and we have the ability to hold these securities to their maturity. Management does not consider the impairment of these securities to be other than temporary.

At December 31, 2004, there were no securities of a single issuer, other than U.S. Government securities or U.S. sponsored agencies securities, which exceeded 10% of stockholders’ equity.

During 2004, 2003 and 2002, we recognized gross gains on sale of securities of $440,000, $1,371,000 and $497,000, respectively. There were no losses for any of the years shown.

At December 31, 2004, we held available for sale securities with an aggregate carrying value (fair value) of approximately $266.153 million that we have pledged as collateral for borrowings under repurchase agreements.

(5)   Loans Receivable and Allowance for Loan Losses

Approximately 80% of our loans receivable are to customers located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. We generally do not lend more than 90% of the appraised value of a property and require private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for construction, commercial and multi-family residential loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

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

Loans receivable are summarized as follows at December 31:

	2004	2003
	(in thousands)
Loans secured by first mortgages on real estate:
Residential	$41,558	$40,231
Commercial	316,363	245,380
Consumer residential construction	135,820	119,834
Construction, net of undisbursed principal	64,542	51,748
	558,283	457,193
Commercial	60,854	66,097
Loans secured by second mortgages on real estate	79,771	50,906
Consumer loans	47,389	35,818
Loans secured by deposits and other	1,068	1,160
Total loans	747,365	611,174
Unamortized loan (discounts) premiums	(273)	(306)
Unearned loan fees, net	(946)	(1,021)
	$746,146	$609,847

During 2004, the Company identified certain loans previously identified as commercial loans and reclassified them as either construction loans or commercial real estate loans to more closely categorize these loans with the loan purpose. Amounts presented for the 2003 loan portfolio reflect $12.966 million reclassified out of commercial loans mostly into the commercial real rstate group.

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $753,000 and $741,000 as of December 31, 2004 and 2003, respectively. Included in unearned loan fees and costs in the above table is unearned income on installment loans of $612,000 and $189,000 as of December 31, 2004 and 2003, respectively.

Our loans on nonaccrual status totaled $4.628 million, $4.774 million and $1.278 million at December 31, 2004, 2003 and 2002, respectively. The interest income which would have been recorded in 2004, 2003 and 2002 under the original terms of loans in nonaccrual status was approximately $440,000, $360,000 and $113,000, respectively. The actual interest income recorded on these loans in 2004, 2003 and 2002 was approximately $272,000, $217,000 and $3,000, respectively. Loans past due 90 days or more and still accruing totaled $1.658 million, $2.258 million, and $9.346 million as of December 31, 2004, 2003, and 2002, respectively.

Loans we consider impaired at December 31, 2004 totaled $3.474 million compared to $3.027 million at December 31, 2003. The valuation allowance for impaired loans was approximately $1.434 million at December 31, 2004 and $454,000 at December 31, 2003. The average recorded investment in our impaired loans was approximately $1.601 million, $644,000 and $163,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

Changes in the allowance for losses on loans are summarized as follows:

	2004	2003	2002
	(in thousands)
Balance at beginning of year	$8,692	$7,188	$5,524
Provisions for loan losses	2,243	2,536	2,175
Charge-offs	(1,573)	(1,266)	(553)
Recoveries	218	234	42
Balance at end of year	$9,580	$8,692	$7,188

Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2004 and 2003, we had commitments to originate first mortgage loans on real estate of approximately $85.8 million and $57.6 million, respectively, most of which were committed for sale in the secondary market.

At December 31, 2004 and 2003, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $57.541 million and $41.299 million, respectively, and unused commercial lines of credit, retail checking line of credit, as well as unfunded construction commitments aggregating approximately $166.958 million and $130.463 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

Substantially all outstanding commitments at December 31, 2004 and 2003 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of non-performance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. Loans outstanding and included in our statement of financial condition to our directors, their affiliates, and our policy making officers totaled $1.882 million and $2.352 million at December 31, 2004, and 2003, respectively. During 2004, new loans and advances of existing loans totaled $80,000 and repayments totaled $550,000; in 2003, $323,000 of new loans and advances of existing loans were made and repayments totaled $1.015 million. Unused loan commitments to directors and policy making officers totaled $776,000 as of December 31, 2004 and $245,000 as of December 31, 2003. Letters of credit issued on behalf of directors and policy making officers totaled $763,000 for December 31, 2004 compared to $400,000 at December 31, 2003.

From time to time, we retain servicing on certain loans we sell into the secondary market. At December 31, 2004, 2003, and 2002 our servicing portfolio totaled $2.997 million, $3.533 million, and $10.491 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Our mortgage servicing rights had a carrying value of $0, $1,000 and $107,000, as of December 31, 2004, 2003, and 2002, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense and impairment of servicing rights was $1,000, $106,000, and $152,000 for the years ended December 31, 2004, 2003, and 2002 respectively.

(6)   Property and Equipment

We own property and equipment as follows at December 31:

	2004	2003
	(in thousands)
Land	$2,300	$1,823
Buildings and improvements	6,952	6,936
Leasehold improvements	5,176	4,778
Furniture, fixtures and equipment	17,817	15,966
Total at cost	32,245	29,503
Less accumulated depreciation and amortization	14,800	11,502
Total premises and equipment	$17,445	$18,001

Our rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3.576 million, $3.284 million and $2.615 million, respectively. Our rent expense for 2002 included $100,000 for termination of existing leases.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $3.323 million, $3.099 million and $3.023 million, respectively.

We occupy space leased from various companies, of which the Chairman and CEO of First Mariner is the owner. In 2004, these companies were paid approximately $1.6 million for office, branch, and storage space. The terms of the leases vary with the majority expiring in 2013. Management believes that such terms are at least as favorable as those that could be obtained from a third party.

Our minimum lease payments due for each of the next five years are as follows:

(in thousands)
2005	$3,497
2006	3,086
2007	2,861
2008	2,621
2009	2,379
Thereafter	7,498
$21,942

In October 2004, we entered into an agreement to purchase our headquarters building located at 3301 Boston Street in Baltimore, Maryland from a limited liability company wholly owned by our Chairman and CEO. The purchase is expected to close on or about March 31, 2005. Upon successful completion of the closing, the rental commitments disclosed in the above table will be reduced by approximately $825,000 in 2005, and $1.111 million per year through October of 2013.

(7)   Deposits

Deposits are summarized as follows (dollars in thousands) at December 31:

	2004		2003
	Amount	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate
Noncertificate:
Passbook and other savings	$68,642	0.35%	$61,110	0.60%
Interest bearing demand deposits	30,176	0.34%	59,815	0.53%
Money market accounts	192,394	0.84%	152,529	1.01%
Non-interest bearing demand	160,538		132,979
Total noncertificate deposits	451,750		406,433
Certificates:
Original maturities:
Under 12 months	3,015	1.48%	4,055	1.47%
12 to 60 months	337,216	2.97%	308,828	3.42%
IRA and KEOGH	33,436	3.48%	28,417	3.81%
Total certificates of deposit	373,667		341,300
Total deposits	$825,417		$747,733

	Amount	% of Total	Amount	% of Total
Scheduled certificate maturities:
Under 6 months	$36,549	9.78%	$42,379	12.42%
6 months to 12 months	34,480	9.23%	42,225	12.37%
12 months to 24 months	110,773	29.64%	80,254	23.51%
24 months to 36 months	60,077	16.08%	42,394	12.42%
36 months to 48 months	101,550	27.18%	39,894	11.69%
Over 48 months	30,238	8.09%	94,154	27.59%
	$373,667	100.00%	$341,300	100.00%

The Bank offers certain certificate products that provide customers a “one-time” withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2004, certificates that permitted early withdrawal totaled $138.994 million.

Certificates of deposit of $100,000 or more totaled approximately $145.079 million and $161.154 million at December 31, 2004 and 2003, respectively.

(8)   Borrowings and Repurchase Agreements

Our borrowings consist of short-term and long-term advances from the Federal Home Loan Bank at Atlanta (FHLB), short-term promissory notes, long-term repurchase agreements with callable options, and a long-term line of credit. The FHLB advances are available under a specific collateral pledge and security agreement, which currently allows us to borrow up to 25% of our the bank’s total assets and requires that we maintain collateral for all of our borrowings in the form of specific first mortgage loans or commercial mortgages with outstanding principal equal to 133% of the advances, overnight investments equal to 100% of advances or securities equal to 103% of advances. Long-term FHLB advances totaled $85.000 million at year-end and are fixed-rate instruments with various call provisions. Short-term advances totaled $132.000 million at December 31, 2004 and are in the form of overnight borrowings with rates changing daily. Long-term repurchase agreements totaled $25.000 million at December 31, 2004, are fixed-rate obligations and require the company to pledge Government National Mortgage Association (“GNMA”) securities or cash. The long-term line of credit is maintained with a commercial bank, and permits Finance Maryland to borrow up to $25.000 million at a variable rate of interest. The line of credit is secured by eligible receivables of Finance Maryland and is also guaranteed by First Mariner Bancorp. Other covenants relating to the line of credit require Finance Maryland to maintain predetermined levels of operating performance, credit quality and equity levels, as well as other usual and customary requirements.

Certain information regarding our borrowings and repurchase agreements are as follows:

	December 31,
	2004	2003	2002
	(dollars in thousands)
Amount outstanding at year-end:
FHLB short-term advances	$132,000	$59,000	$—
Short-term promissory notes	30,292	29,884	29,824
Short-term repurchase agreements	—	—	—
FHLB long-term advances	85,000	85,000	60,000
Long-term repurchase agreements	25,000	25,000	25,000
Long-term line of credit	24,369	—	—
Weighted average interest rate at year-end:
FHLB short-term advances	2.44%	1.12%	—
Short-term promissory notes	0.61%	0.75%	1.00%
Short-term repurchase agreements	—	—	—
FHLB long-term advances	4.84%	4.84%	5.99%
Long-term repurchase agreements	5.06%	5.06%	5.06%
Long-term line of credit	5.62%	—	—
Maximum outstanding at any month-end:
FHLB short-term advances	$132,000	$59,000	$—
Short-term promissory notes	41,058	43,981	41,790
Short-term repurchase agreements	—	—	4,257
FHLB long-term advances	85,000	85,000	60,000
Long-term repurchase agreements	25,000	25,000	25,000
Long-term line of credit	24,369	—	—
Average outstanding:
FHLB short-term advances	$62,060	$8,452	$2,409
Short-term promissory notes	30,821	25,647	21,543
Short-term repurchase agreements	—	—	723
FHLB long-term advances	85,000	61,507	60,000
Long-term repurchase agreements	25,000	25,000	25,000
Long-term line of credit	16,360	—	—
Weighted average interest rate during the year:
FHLB short-term advances	1.78%	1.22%	1.82%
Short-term promissory notes	0.51%	0.63%	0.99%
Short-term repurchase agreements	—	—	3.30%
FHLB long-term advances	4.93%	5.99%	5.99%
Long-term repurchase agreements	5.17%	5.13%	5.06%
Long-term line of credit	5.24%	—	—

Repayments on long-term FHLB advances and long-term repurchase agreements are as follows: 2005—$10.000 million; 2006—$15.000 million; 2007—$24.369 million, 2008—$25.000 million; thereafter—$60.000 million. Long term borrowings totaling $85.000 million are subject to call provisions.

We have pledged securities with a carrying value (fair value) of $266.153 million and loans with a carrying value of $120.699 million as collateral for short-term and long-term FHLB advances as well as the long-term line of credit.

(9)   Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2004.

Trust	Subordinated Debt issued To Trust	Security Title	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity
MCT II	$10,300,000	Floating rate Trust Preferred Securities	$10,000,000	December 11, 2002	December 11, 2007	December 11, 2032
MCT III	$14,949,000	5-year Fixed Trust Preferred Securities	$14,500,000	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	$12,380,000	Floating rate Trust Preferred Securities	$12,000,000	August 19, 2003	August 18, 2008	August 18, 2033
MCT V	$10,310,000	Floating rate Trust Preferred Securities	$10,000,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	$10,310,000	Floating rate Trust Preferred Securities	$10,000,000	October 21, 2004	January 7, 2010	January 7, 2035
Total	$58,249,000		$56,500,000

We have issued subordinated debt to Mariner Capital Trusts (“MCT”), including MCT II, MCT III, MCT IV, MCT V and MCT VI (the “Trusts”). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with the provisions of FIN46, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The terms of the subordinated debt issued to the Trusts and the Trust Preferred Securities issued by the Trusts are identical.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

The Floating Rate Trust Securities, issued by MCT II accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 335 basis points. The Trust Securities, issued by MCT III accrue interest at a fixed rate of interest, initially at 5.66% on the outstanding securities. The interest rate will reset July 7, 2008 to a floating rate equal to 3-month LIBOR rate plus 325 basis points. The Floating Rate Trust Securities, issued by MCT IV accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 305 basis points. The Floating Rate Trust Securities, issued by MCT V accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 315 basis points. The Floating Rate Trust Securities, issued by MCT VI accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 205 basis points.

The interest expense (including amortization of the cost of issuance) on Trust Preferred Securities was $2.426 million in 2004 and $2.549 million in 2003.

The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $21.482 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $35.018 million of the Trust Preferred Securities qualify as Tier II capital at December 31, 2004.

(10)   Employee Benefit Plans

(a)   Profit Sharing Plan

We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). We make matching contributions to the plan which totaled $392,000, $378,000 and $304,000 in 2004, 2003, and 2002, respectively.

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

Information with respect to stock options is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	701,888	$9.48	514,538	$8.58	373,170	$7.74
Granted	51,350	18.32	193,850	11.85	146,200	10.65
Exercised	(12,165)	10.66	(6,500)	9.01	(3,498)	5.58
Forfeited/Cancelled	(2,834)	16.41	—	—	(1,334)	7.89
Outstanding at end of year	738,239	$10.05	701,888	$9.48	514,538	$8.58

Options outstanding are summarized as follows at December 31, 2004:

Options Outstanding
Exercise Price ($)	Shares	Weighted Average Remaining Contractual Life (Years)	Options Exercisable Shares
$ 4.00	1,400	6.0	1,400
5.50	95,818	6.2	95,818
5.63	41,750	5.2	41,750
6.25	3,000	5.4	3,000
6.45	700	6.5	700
7.10	5,500	6.4	5,500
7.40	550	6.8	550
8.69	10,000	4.9	10,000
9.09	183,920	1.9	183,920
9.16	1,150	7.0	1,150
9.86	1,850	7.8	1,850
10.45	120,500	7.2	120,500
10.50	3,000	4.6	3,000
10.70	850	7.3	850
11.68	176,001	8.2	117,334
11.75	14,750	4.2	14,750
11.95	1,100	8.2	733
12.03	6,000	7.4	6,000
12.10	9,500	7.4	9,500
13.00	1,100	8.2	733
13.52	7,500	8.4	5,000
16.86	1,000	9.5	333
16.95	2,950	8.8	1,967
18.20	10,050	9.4	3,350
18.38	38,300	9.1	12,767
	738,239		642,455

(c)   Warrants

We had outstanding warrants of 482,682 and 619,699 to acquire shares of our common stock at $9.09 per share exercisable at December 31, 2004, and 2003, respectively. All remaining warrants expire in May and August of 2005.

(d)   Stock Purchase

We initiated stock purchase plans for employees in 2000 and 2003 whereby the employees can purchase our stock through payroll deductions. We generally provide a discount of up to 10% of the purchase price.

(11)   Income Taxes

Our income tax expense consists of the following for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Current	$2,751	$1,278	$1,136
Deferred	(390)	493	794
Income tax expense	$2,361	$1,771	$1,930

Income tax expense (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Income tax expense at federal corporate rate	$2,877	$2,406	$1,984
Change in valuation allowance	(10)	34	103
Bank-owned life insurance	(365)	(250)	(180)
State income taxes	21	(350)	—
Federal income tax credits	(166)	(84)	—
Other	4	15	23
	$2,361	$1,771	$1,930

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2004	2003
	(dollars in thousands)
Deferred tax assets:
Allowance for losses on loans	$3,700	$3,395
Amortization of intangible assets	138	116
State net operating loss carryforward	346	356
Other	95	89
Total gross deferred tax assets	4,279	3,956
Less valuation allowance	(346)	(356)
Net deferred tax assets	3,933	3,600
Deferred tax liabilities:
Depreciation	1,041	306
Gain on sales of loans	—	12
Total gross deferred tax liabilities	1,041	318
Attributable to operations	2,892	3,282
Unrealized gain (loss) on investments charged to other comprehensive income	84	(663)
Deferred income taxes	$2,976	$2,619

First Mariner has net operating loss carryforwards for state income tax purposes of approximately $7.491 million that are available to offset future state taxable income of First Mariner Bancorp only. The loss carryforwards will begin to expire in 2019. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the deferred tax asset in the amount of $346,000 relating to this state net operating loss.

The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. The total tax credits not utilized as of December 31, 2004 is $5.0 million. We expect the Bank to fully realize the full value of the credits before their expiration.

The Bank has invested in a partnership that owns and manages seven affordable housing projects in the mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003, and recognized $166,000 in tax credits in 2004 and $84,000 in 2003.

(12)   Other Expenses

The following summarizes our other noninterest expenses for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Service and maintenance	$1,485	$1,308	$1,043
Office supplies	697	691	550
ATM servicing expenses	1,112	922	831
Printing	712	795	459
Corporate insurance	378	297	234
OREO expense	(73)	18	(131)
FDIC Premiums	115	109	186
Consulting fees	385	506	232
Marketing/promotion	722	825	625
Postage	982	756	393
Overnight delivery/courier	736	770	553
Security	310	294	222
Dues and memberships	341	248	187
Writeoff of Unamortized Trust Preferred expenses	—	945	—
Loan collection expenses	332	239	153
Other	2,619	1,881	1,170
	$10,853	$10,604	$6,707

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

Information relating to the calculations of our earnings per common share is summarized as follows for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Net income—basic and diluted	$6,101	$5,307	$3,904
Weighted-average shares outstanding—basic	5,759,310	5,450,704	5,377,998
Dilutive securities-options and warrants	591,962	554,842	250,275
Adjusted weighted-average shares outstanding—dilutive	6,351,272	6,005,546	5,628,273

(14)   Regulatory Matters

Various regulatory capital requirements administered by the federal banking agencies apply to us as well as our banking subsidiary. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2004, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes would change the Bank’s category.

Our regulatory capital amounts (dollars in thousands) and ratios as of December 31, 2004 and 2003, were as follows:

	Actual		Minimum Requirements For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk weighted assets):
Consolidated	$130,526	14.1%	74,098	8.0%	92,623	10.0%
The Bank	88,713	10.2%	69,801	8.0%	87,252	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	85,928	9.3%	37,049	4.0%	55,574	6.0%
The Bank	75,812	8.7%	34,901	4.0%	52,351	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	85,928	7.1%	48,123	4.0%	60,153	5.0%
The Bank	75,812	6.5%	46,411	4.0%	58,014	5.0%
As of December 31, 2003
Total capital (to risk weighted assets):
Consolidated	$112,456	15.0%	59,858	8.0%	74,823	10.0%
The Bank	77,174	10.7%	57,682	8.0%	72,103	10.0%
Tier 1 capital (to risk weighted assets):
Consolidated	76,352	10.2%	29,929	4.0%	44,894	6.0%
The Bank	69,586	9.7%	28,841	4.0%	43,262	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	76,352	7.7%	39,806	4.0%	49,758	5.0%
The Bank	69,586	7.2%	38,886	4.0%	48,608	5.0%

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

(15)   Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for our financial instruments as of December 31, 2004 and 2003.

The carrying value and estimated fair value of financial instruments is summarized as follows:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and interest-bearing deposits	$35,447	$35,447	$46,679	$46,679
Investment securities	322,965	322,965	288,437	288,437
Loans receivable	746,146	753,843	609,847	630,221
Loans held for sale	79,955	79,955	59,055	59,055
Restricted stock investments	11,886	11,886	7,265	7,265
Liabilities:
Deposits	825,417	826,823	747,733	764,551
Borrowings	271,661	288,177	173,884	193,007
Repurchase agreements	25,000	25,197	25,000	27,862
Junior subordinated deferrable interest debentures	58,249	58,578	47,939	48,501

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

The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by our historical loss percentage for each specific loan category.

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

Borrowings, Repurchase Agreements and Junior Subordinated Notes

Borrowings, repurchase agreements and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2004.

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

The following table presents certain information regarding our business segments:

For the year ended December 31, 2004

	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
	(dollars in thousands)
Interest income	$55,089	$7,718	$2,463	$65,270
Interest expense	20,663	1,076	1,090	22,829
Net interest income	34,426	6,642	1,373	42,441
Provision for loan losses	725	1,518	—	2,243
Net interest income after provision for loan losses	33,701	5,124	1,373	40,198
Noninterest income	12,883	1,668	4,639	19,190
Noninterest expense	36,294	5,770	8,862	50,926
Net intersegment income	(582)	—	582	—
Income before income taxes	$9,708	$1,022	$(2,268)	$8,462
Total assets	$1,136,054	$34,522	$79,955	$1,250,531

For the year ended December 31, 2003

	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
	(dollars in thousands)
Interest income	$46,186	$4,582	$4,857	$55,625
Interest expense	17,866	696	2,652	21,214
Net interest income	28,320	3,886	2,205	34,411
Provision for loan losses	1,400	1,136	—	2,536
Net interest income after provision for loan losses	26,920	2,750	2,205	31,875
Noninterest income	13,024	1,145	6,917	21,086
Noninterest expense	35,066	3,731	7,086	45,883
Net intersegment income	6	—	(6)	—
Income before income taxes	$4,884	$164	$2,030	$7,078
Total assets	$975,615	$23,183	$59,055	$1,057,853

For the year ended December 31, 2002

	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
	(dollars in thousands)
Interest income	$48,459	$742	$3,130	$52,331
Interest expense	20,051	137	1,155	21,343
Net interest income	28,408	605	1,975	30,988
Provision for loan losses	1,495	680	—	2,175
Net interest income after provision for loan losses	26,913	(75)	1,975	28,813
Noninterest income	8,901	494	5,599	14,994
Noninterest expense	31,014	1,309	5,650	37,973
Net intersegment income	13	—	(13)	—
Income before income taxes	$4,813	$(890)	$1,911	$5,834
Total assets	$767,603	$10,451	$93,098	$871,152

(17)   Comprehensive Income

Components of our comprehensive income are as follows for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Net income	$6,101	$5,307	$3,904
Other comprehensive income items:
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(582), $19, and $1,673, respectively)	(1,027)	49	3,270
Less: reclassification adjustment for gains (net of taxes of $165, $529, and $192, respectively) included in net income	275	841	305
Total other comprehensive (loss) income	(1,302)	(792)	2,965
Total comprehensive income	$4,799	$4,515	$6,869

(18)   Quarterly Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

	Three months ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(dollars in thousands, except per share data)
Interest income	$17,566	$16,865	$15,698	$15,141
Interest expense	6,337	5,801	5,471	5,220
Net interest income	11,229	11,064	10,227	9,921
Provision for loan losses	762	692	489	300
Other operating income	5,073	4,623	4,673	4,381
Gain on sale of securities	—	100	—	340
Operating expenses	13,004	12,874	12,519	12,529
Income before taxes	2,536	2,221	1,892	1,813
Income tax expense	690	646	519	506
Net income	$1,846	$1,575	$1,373	$1,307
Net income per common share (Basic)	$0.32	$0.27	$0.24	$0.23
Net income per common share (Diluted)	0.28	0.25	0.22	0.21

	Three months ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands, except per share data)
Interest income	$14,520	$14,160	$13,768	$13,177
Interest expense	5,192	5,661	5,324	5,037
Net interest income	9,328	8,499	8,444	8,140
Provision for loan losses	429	655	902	550
Other operating income	4,186	5,773	5,081	4,675
Gain on sale of securities	441	741	143	46
Operating expenses	11,577	12,869	10,813	10,624
Income before taxes	1,949	1,489	1,953	1,687
Income tax expense	527	87	625	532
Net income	$1,422	$1,402	$1,328	$1,155
Net income per common share (Basic)	$0.25	$0.26	$0.25	$0.21
Net income per common share (Diluted)	0.22	0.23	0.23	0.20

(19)   Financial Information of Parent Company

The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition as of December 31,

	2004	2003
	(dollars in thousands)
Assets:
Cash and interest bearing deposits	$16,525	$6,577
Subordinated notes	5,000	—
Loans receivable	11,331	21,618
Available-for-sale securities	1,531	1,273
Investment in subsidiaries	84,485	77,077
Bank-owned life insurance	2,578	—
Other assets	1,464	1,246
Total assets	$122,914	$107,791
Liabilities and Stockholders’ Equity:
Other liabilities	$351	$1,418
Junior subordinated debentures	58,249	47,939
Stockholders’ equity	64,314	58,434
Total liabilities and stockholders’ equity	$122,914	$107,791

Statements of income for the years ended December 31,

	2004	2003	2002
	(dollars in thousands)
Income:
Interest income on investments and interest bearing deposits	$150	$189	$193
Interest on subordinated note	274	—	—
Interest income on loans	470	736	148
Gain on sale of securities	—	1,124	103
Other income	741	642	525
Total income	1,635	2,691	969
Expenses:
Interest expense	2,426	2,631	1,884
Professional expenses	248	204	188
Other expenses	304	1,279	233
Total expenses	2,978	4,114	2,305
Loss before income tax benefit	(1,343)	(1,423)	(1,336)
Income tax benefit	(489)	(507)	(473)
Loss before equity in undistributed net income of the subsidiaries	(854)	(916)	(863)
Equity in undistributed net income in subsidiaries	6,955	6,223	4,767
Net income	$6,101	$5,307	$3,904

Statements of Cash Flows for the years ended December 31,

	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(854)	$(916)	$(863)
(Gain) on sale of securities	—	(1,124)	(103)
(Increase) decrease in other assets	(251)	(559)	(306)
Income from bank owned life insurance	(78)	—	—
Increase (decrease) in other liabilities	(1,067)	523	308
Net cash used in operating activities	(2,250)	(2,076)	(964)
Cash flows from investing activities:
Investment in subsidiaries	(1,810)	(4,430)	(4,320)
Loans (disbursements) repayments, net	10,287	(11,968)	(7,000)
Purchase of subordinated notes	(5,000)	—	—
Purchase of available for sale securities	(170)	(256)	(460)
Sale of available for sale securities	—	2,711	407
Purchase of Bank-owned life insurance	(2,500)	—	—
Net cash provided by (used in) investing activities	807	(13,943)	(11,373)
Cash flows from financing activities:
Proceeds from stock issuance, net	1,690	2,793	249
Repurchase of bank stock	(609)	—	—
Repayment of junior subordinated deferrable interest debentures	—	(22,050)	—
Proceeds from issuance of junior subordinated deferrable interest debentures	10,310	37,639	10,300
Net cash provided by financing activities	11,391	18,382	10,549
Net increase (decrease) in cash and interest bearing deposits	9,948	2,363	(1,788)
Cash and short-term investments at beginning of year	6,577	4,214	6,002
Cash and short-term investments at end of year	$16,525	$6,577	$4,214

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A           CONTROLS AND PROCEDURES

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our exchange act reports is recorded, processed, summarized and reported within the time periods provided in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management has elected not to file at this time “Management’s annual report on internal control over financial reporting” required by Item 308(a) of Regulation S-K (“Management’s Report”), and the related “Attestation report of the registered public accounting firm”, required by Item 308(b) of Regulation S-K (“Attestation Report”) as permitted by paragraph (b) of the conditions of the Order Under Section 36 of the Securities Exchange Act of 1934 granting an exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004) (the “Order”). The Company intends to file the Management’s Report and the Attestation Report within the 45-day period permitted by the Order.

During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to our directors and executive officers and our Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our proxy statement in connection with our Annual Meeting of Stockholders to be held on May 3, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

The information called for by Item 10 with respect to executive officers is set forth above in Part I, Item 4A under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have a Code of Conduct and Ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during “blackout period”; (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders policy.

ITEM 11            EXECUTIVE COMPENSATION

Certain information relating to our directors’ and executive officers’ compensation, our Compensation Committee’s report on executive compensation, and our stock performance is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 3, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

ITEM 12            SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is set forth in the following sections of our Definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 3, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year: “Certain Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office”.

For information regarding the Company’s equity compensation plans, please refer to the table captioned “Equity Compensation Plans” in Item 5 of this Form 10-K.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 3, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

ITEM 14            PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information regarding fees paid to our independent accountants, Stegman & Company, is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 3, 2005, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1), (2) Financial Statements
	Report of Independent Registered Public Accounting Firm	45
	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003	46
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	47
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	48
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	49
	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002	50
	(a)(3) Exhibits Required to be filed by Item 601 of Regulation S-K.
	See Exhibit Index following Signatures
b.	Exhibits required by Item 601 of Regulation S-K
	See the Exhibit Index following the Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
Date: March 16, 2005	By:	/s/ EDWIN F. HALE SR.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in their capacities as indicated on the 16th day of March 2005.

/s/ EDWIN F. HALE SR.	/s/ MARK A. KEIDEL
Edwin F. Hale Sr., Chief Executive Officer and	Mark A. Keidel, Chief Financial Officer
Director
/s/ JOSEPH A. CICERO	/s/ GEORGE H. MANTAKOS
Joseph A. Cicero, President and Director	George H. Mantakos, Executive Vice President
and Director
/s/ BARRY B. BONDROFF	/s/ BRUCE H. HOFFMAN
Barry B. Bondroff, Director	Bruce H. Hoffman, Director
/s/ JOHN BROWN III	/s/ JOHN J. OLIVER
John Brown III, Director	John J. Oliver, Director
/s/ THOMAS L. BROMWELL	/s/ PATRICIA SCHMOKE
Thomas L. Bromwell, Director	Patricia Schmoke, Director
/s/ EDITH B. BROWN	/s/ HANAN Y. SIBEL
Edith B. Brown, Director	Hanan Y. Sibel, Director
/s/ STEPHEN A. BURCH	/s/ LEONARD STOLER
Stephen A. Burch, Director	Leonard Stoler, Director
/s/ ROSE M. CERNAK	/s/ HECTOR TORRES
Rose M. Cernak, Director	Hector Torres, Director
/s/ HOWARD FRIEDMAN	/s/ MICHAEL R. WATSON
Howard Friedman, Director	Michael R. Watson, Director

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

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner’s Form 10-Q for the quarter ended June 30, 2002.)
10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on April 5, 2002)
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

10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2003)
10.19	First Mariner Bancorp 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to First Mariner’s Definitive Proxy Statement filed on April 1, 2004)
10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix C to First Mariner’s Definitive Proxy Statement filed on April 1, 2004)
10.21

Purchase and Sale Agreement dated October 20, 2004 among First Mariner Bancorp, Canton Crossing LLC and Hale Canton, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 22, 2004)

10.22	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
10.23	Form of Incentive Stock Option Award Agreement under the 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
21	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1	Risk Factors filed herewith