Form 10-K/A
period 2004-12-31
FIRST MARINER BANCORP
filed 2005-05-02
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $87.487 million. Shares of Common Stock owned by each executive officer and directors have been included as such persons are deemed to be affiliates

The number of shares of common stock outstanding as of March 1,2005 is 5,824,927 shares.

Documents incorporated by reference:

Proxy Statement—Part III

FIRST MARINER BANCORP

Annual Report on Form 10-K/A
December 31, 2004

TABLE OF CONTENTS

Page

Explanatory Note	3

PART II

Item 9A - Controls and Procedures	4

PART IV

Item 15 - Exhibits and Financial Statement Schedules	5

Signatures	6

Exhibit Index	7

EXPLANATORY NOTE

This Amendment No. 1 to First Mariner Bancorp’s (the “Company”) 2004 Annual Report on Form 10-K is solely for the purpose of including “Management’s Report on Internal Control Over Financial Reporting”, and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 9A.  These reports were initially omitted from Registrant’s original 2004 Form 10-K filing (“Original Report”) as permitted by the Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission (“SEC”) on November 30, 2004.  Conforming changes have also been made to Item 9A and Exhibits 31.1 and 31.2 included in the Original Report.  Exhibits 23.1 and 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report.  No other changes to the Original Report have been made.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

PART II

ITEM 9A CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Mariner Bancorp ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that govern the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (ii) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Stegman and Company, an independent registered public accounting firm, and their report follows management's report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Mariner Bancorp (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 20, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company
Baltimore, Maryland
April 11, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.     (1), (2) Financial Statements

See Financial Statements and Supplementary Data beginning on page 45 of the Company’s Original Report

(3) Exhibits Required to be filed by Item 601 of Regulation S-K.

See Exhibit Index following Signatures

b. Exhibits Required to be filed by Item 601 of Regulation S-K.

See Exhibit Index following Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date: May 2, 2005	By:	/s/ Edwin F. Hale Sr.
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

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner's Form 10-Q for the quarter ended June 30, 2002.)
10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner's Definitive Proxy Statement filed on April 2, 2002)
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

10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-Q for the quarter ended September 30, 2003)
10.19	First Mariner Bancorp 2004 Long Term Incentive Plan (incorporated by reference to Appendix B to First Mariner's Definitive Proxy Statement filed on April 1, 2004)

10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix C to First Mariner's Definitive Proxy Statement filed on April 1, 2004)
10.21
Purchase and Sale Agreement dated September 20, 2004 among First Mariner Bancorp, Canton Crossing, LLC and Hale Canton, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 22, 2004)

10.22	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
10.23	Form of Incentive Stock Option Award Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Report on Form 10-K filed on March 16, 2005)
23.1	Consent of Stegman & Company filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
32.1
Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, previously furnished as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004.

32.2
Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, previously furnished as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004.

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 10-K filed on March 16, 2005)