Form 10-Q
period 2005-03-31
FIRST MARINER BANCORP
filed 2005-05-10
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

Yes  ☒  No  ☐

The number of shares of common stock outstanding as of May 5, 2005 is 6,244,002 shares.

FIRST MARINER BANCORP
INDEX

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$29,502	$29,765
Federal funds sold and interest-bearing deposits	7,253	5,682
Available-for-sale securities, at fair value	306,683	322,965
Loans held for sale	75,923	79,955
Loans receivable	768,258	746,146
Allowance for loan losses	(9,714)	(9,580)
Loans, net	758,544	736,566
Other real estate owned	931	65
Restricted stock investments	11,960	11,886
Property and equipment, net	37,535	17,445
Accrued interest receivable	6,660	6,417
Deferred income taxes	4,497	2,976
Bank owned life insurance	26,595	26,338
Prepaid expenses and other assets	12,321	10,471
Total assets	$1,278,404	$1,250,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$172,129	$160,538
Interest-bearing	680,827	664,879
Total deposits	852,956	825,417
Borrowings	282,779	271,661
Repurchase agreements	15,000	25,000
Junior subordinated deferrable interest debentures	58,249	58,249
Accrued expenses and other liabilities	6,171	5,890
Total liabilities	1,215,155	1,186,217

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 5,832,760 and 5,826,011 shares issued and outstanding, respectively	292	291
Additional paid-in capital	51,769	51,792
Retained earnings	13,738	12,363
Accumulated other comprehensive loss	(2,550)	(132)
Total stockholders’ equity	63,249	64,314

Total liabilities and stockholders’ equity	$1,278,404	$1,250,531

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands except per share)
Interest income:
Loans	$14,672	$12,104
Investment securities and interest-bearing deposits	3,487	3,037
Total interest income	18,159	15,141

Interest expense:
Deposits	3,508	3,110
Borrowed funds and repurchase agreements	3,407	2,110
Total interest expense	6,915	5,220
Net interest income	11,244	9,921

Provision for loan losses	414	300

Net interest income after provision for loan losses	10,830	9,621

Noninterest income:
Gain on sale of loans	760	945
Other mortgage banking fees	358	315
ATM Fees	719	624
Service fees on deposits	1,671	1,548
Gain on sales of investment securities	-	340
Commissions on sales of nondeposit investment products	125	238
Income from bank owned life insurance	257	233
Commissions on sales of other insurance products	413	283
Other	223	164

Total noninterest income	4,526	4,690
Noninterest expenses:
Salaries and employee benefits	7,145	6,539
Net occupancy	1,645	1,535
Furniture, fixtures and equipment	756	719
Professional services	333	191
Advertising	450	356
Data processing	521	515
Other	2,638	2,643

Total noninterest expenses	13,488	12,498
Income before taxes	1,868	1,813
Provision for income taxes	493	506
Net income	$1,375	$1,307
Net income per common share:
Basic	$0.24	$0.23
Diluted	0.22	0.21

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31,

	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,375	$1,307
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	856	805
Amortization of unearned loan fees and costs, net	(262)	(266)
Amortization of premiums and discounts on loans	(183)	(185)
Amortization of premiums and discounts on mortgage-backed securities, net	(93)	42
Gain on available for sale securities	—	(340)
Gain on other real estate owned	—	(27)
Gain on sale of loans	(760)	(945)
Valuation allowance of other real estate owned	—	2
Increase in accrued interest receivable	(243)	(368)
Provision for loan losses	414	300
Proceeds from sales of mortgage loans held-for-sale	260,064	206,845
Origination of mortgage loans held-for-sale	(255,272)	(197,886)
Increase in cash surrender value of bank owned life insurance	(257)	(232)
Net increase (decrease) in accrued expenses and other liabilities	281	(53)
Net (increase) decrease in prepaids and other assets	(1,851)	4,579
Net cash provided by operating activities	4,069	13,578
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(22,813)	(20,541)
Purchases of property and equipment	(20,946)	(425)
(Purchase) sale of restricted stock investments	(74)	2,450
Activity in available for sale securities:
Sales	-	14,961
Maturities, prepayments and calls	14,541	110,276
Purchases	(2,103)	(136,972)
Proceeds from sales of other real estate owned	—	277
Purchase of bank owned life insurance	—	(10,000)
Net cash used by investing activities	(31,395)	(39,974)
Cash flows from financing activities:
Net increase in deposits	27,539	63,102
Net increase (decrease) in borrowings	11,118	(29,942)
Repayment of repurchase agreements	(10,000)	—
Proceeds from stock issuance, net	158	361
Repurchase of common stock, net of costs	(181)	—
Net cash provided by financing activities	28,634	33,521
Increase in cash and cash equivalents	1,308	7,125
Cash and cash equivalents at beginning of period	35,447	46,679
Cash and cash equivalents at end of period	$36,755	$53,804
Supplemental information:
Interest paid on deposits and borrowed funds	$6,759	$5,254
Income taxes paid	—	145

See accompanying notes to consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.  The balances as of December 31, 2004 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2004 annual report.  These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year.

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions.  Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2005.  All figures for the periods ended March 31, 2005 and March 31, 2004 are unaudited amounts.

NOTE 2 — COMPREHENSIVE INCOME

	Three months ended March 31,
(Unaudited) (dollars in thousands)	2005	2004

Net income	$1,375	$1,307
Other comprehensive income items:
Unrealized holding (losses) gains arising during the period (net of tax expense of ($1,521) and $709, respectively)	(2,418)	995
Less: reclassification adjustment for gains (net of taxes of $0 and $131, respectively) included in net income	—	(209)
Total other comprehensive (loss) income	(2,418)	1,204
Total comprehensive (loss) income	$(1,043)	$2,511

NOTE 3 — PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the period ended March 31, 2005 and 2004 there were 48,450 and 0 shares respectively which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

(Unaudited)	Three Months Ended
(dollars in thousands)	March 31, 2005	March 31, 2004

Net income-basic and diluted	$1,375	$1,307
Weighted-average shares outstanding-basic	5,828,580	5,713,462
Dilutive securities-options and warrants	562,187	647,644
Adjusted weighted-average shares outstanding-dilutive	6,390,767	6,361,106

NOTE 4 - STOCK BASED COMPENSATION

We apply the intrinsic value method to account for stock-based employee compensation plans.  Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

The option price is equal to the market price of the common stock at the date of grant for all of our options granted in 2005 and 2004 and, accordingly, we do not record compensation expense related to options granted.  If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the three months ended March 31:

(Unaudited)	For three months ended March 31,
(dollars in thousands except per share data)	2005	2004

Net earnings, as reported	$1,375	$1,307
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(457)	(436)

Pro forma net earnings	$918	$871

Earnings per share:
Basic - as reported	$0.24	$0.23
Basic - pro forma	$0.16	$0.15
Diluted - as reported	$0.22	$0.21
Diluted - pro forma	$0.14	$0.14

NOTE 5 — SEGMENT INFORMATION

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

                The following table presents certain information regarding the Company’s business segments:

For the quarter ended March 31, 2005 (unaudited):

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$15,046	$2,351	$762	$18,159
Interest expense	6,149	376	390	6,915
Net interest income	8,897	1,975	372	11,244
Provision for loan losses	50	364	—	414
Net interest income after provision for loan losses	8,847	1,611	372	10,830
Noninterest income	3,041	430	1,055	4,526
Noninterest expense	9,572	1,801	2,115	13,488
Net intersegment income	(44)	—	44	—
Income before income taxes	$2,272	$240	$(644)	$1,868
Total assets	$1,165,815	$36,666	$75,923	$1,278,404

For the quarter ended March 31, 2004 (unaudited):

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage Banking	Total
Interest income	$13,026	$1,629	$486	$15,141
Interest expense	4,754	234	232	5,220
Net interest income	8,272	1,395	254	9,921
Provision for loan losses	50	250	—	300
Net interest income after provision for loan losses	8,222	1,145	254	9,621
Noninterest income	3,201	292	1,197	4,690
Noninterest expense	8,996	1,314	2,188	12,498
Net intersegment income	96	—	(96)	—
Income before income taxes	$2,523	$123	$(833)	$1,813
Total assets	$1,018,319	$24,742	$51,041	$1,093,832

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Portions of this 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about the Company’s confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which the Company operates, inflation, fluctuations in interest rates, legislation and government regulation.  For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2004.  The Company assumes no obligation to update forward-looking statements at any time.

The Company

The Company is a financial holding company incorporated under the laws of Maryland and registered under the Federal Bank Holding Company Act of 1956, as amended.  The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, the Company’s strategy has involved building a network of banking branches, ATMs and other financial services outlets to capture market share and build a community franchise for stockholders, customers and employees.  The Company is currently focused on growing assets and earnings by capitalizing on the broad network of bank branches, mortgage offices, consumer finance offices, and ATMs established during its infrastructure expansion phase.

The Company’s business is conducted primarily through its wholly-owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  First Mariner Bank is the largest operating subsidiary of the Company with assets exceeding $1.204 billion as of March 31, 2005. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, primarily serves the same core market area as the Bank, while several sourcing units of First Mariner Mortgage operate on a regional and even national basis. In 2004, approximately 70% of First Mariner Mortgage’s loan production came from the core Bank’s market area. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 13 branches in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware”. Finance Maryland had total assets of $36.7 million as of March 31, 2005.

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

Financial Condition

The Company’s total assets were $1.278 billion at March 31, 2005, compared to $1.251 billion at December 31, 2004, increasing $27.873 million or 2.2% for the first three months of 2005.  Earning assets increased $3.000 million or 0.3% to $1.170 billion from $1.167 billion.  The growth in assets was primarily due to growth in loans outstanding (+$22.112 million), and was offset by a decrease in the Company’s investment portfolio (-$16.282 million), and higher short-term investments (+$1.571 million).  Loans held for sale decreased by $4.032 million.  Property and equipment increased $20.090 million during the quarter due to the purchase of the Company’s headquarters building.  Growth in total assets was funded by an increased level of customer deposits of $27.539 million and borrowed funds and repurchase agreements increased by $1.118 million.

Total investment securities declined $16.282 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other investments, and a decline in market values.  At March 31, 2005, the Company’s unrealized loss on securities classified as available for sale totaled $4.155 million, compared to $219 thousand at December 31, 2004.  Management considers the decline in market values to be temporary and does not expect to realize losses on any of the securities currently in the investment portfolio.  There were no securities sold during the quarter ended March 31, 2005, and purchase activity was minimal. The investment portfolio composition is as follows:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Investment securities-available for sale:
Mortgage-backed securities	$190,576	$200,708
Trust preferred securities	31,241	31,507
US Government agency notes	73,239	78,949
US Treasury securities	989	1,000
Obligations of state and municipal subdivisions	2,948	2,973
Equity securities	1,381	1,531
Foreign Government Bonds	1,400	1,400
Other investment securities	4,909	4,897
Total investment securities-available-for-sale	$306,683	$322,965

Total loans increased $22.112 million during the first three months of 2005.  Significant growth was realized in the Company’s commercial construction loan portfolio (+$19.967 million) and second mortgages on real estate (+$5.285 million).  The total loan portfolio was comprised of the following:

	March 31, 2005	December 31, 2004
	(dollars in thousands)

Loans secured by first mortgages on real estate:
Residential	$42,289	$41,558
Commercial	315,827	316,363
Consumer residential construction	130,898	135,820
Construction, net of undisbursed principal	84,509	64,542
	573,523	558,283
Commercial	60,489	60,854
Loans secured by second mortgages on real estate	85,056	79,771
Consumer loans	49,198	47,389
Loan secured by deposits and other	1,197	1,068
Total loans	769,463	747,365
Unamortized loan premiums	(229)	(273)
Unearned loan fees, net	(976)	(946)
	$768,258	$746,146

Credit Risk Management

The Company attempts to manage the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances.  However, the Company seeks to rely primarily on the cash flow of its borrowers as the principal source of repayment.  Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

The provision for loan losses for the three months ended March 31, 2005 was $414 thousand compared to $300 thousand for the same period ended March 31, 2004.  The higher provision for the three months of 2005 reflects higher levels of chargeoffs and higher loan growth compared to the same period last year.  The allowance for loan losses totaled $9.714 million at March 31, 2005 compared to $9.580 million at December 31, 2004.  As of March 31, 2005 the allowance for loan losses is 1.26% of outstanding loans as compared to 1.28% at December 31, 2004.  The decrease in the allowance coverage reflects an improvement in nonaccrual loans.

Activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Allowance for loan losses, beginning of year	$9,580	$8,692
Loans charged off:
Commercial	(15)	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	—	—
Consumer	(361)	(254)
Total loans charged off	(376)	(254)
Recoveries
Commercial	—	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	—	—
Consumer	96	46
Total recoveries	96	46
Net chargeoffs	(280)	(208)
Provision for loan losses	414	300
Allowance for loan losses, end of period	$9,714	$8,784
Loans (net of premiums and discounts)
Period-end balance	768,258	630,631
Average balance during period	749,003	616,313
Allowance as percentage of period-end loan balance	1.26%	1.39%
Percent of average loans:
Provision for loan losses (annualized)	0.22%	0.20%
Net chargeoffs (annualized)	0.15%	0.14%

During the first three months of 2005 net chargeoffs increased slightly as compared to average loans outstanding to 0.15%, as compared to 0.14% during the same period of 2004.  Non-performing assets, expressed as a percentage of total assets, totaled 0.33% at March 31, 2005, down from 0.38% at December 31, 2004, but higher than 0.24% at March 31, 2004.  The decrease as compared to December 31, 2004 reflects a decrease in nonperforming assets of $535 thousand.  Loans past due 90 days or more and still accruing totaled $2.801 million compared to $1.658 million at December 31, 2004 and $3.861 million as of March 31, 2004.

Nonperforming Assets	March 31, 2005	December 31, 2004	March 31, 2004
(Dollars in thousands)
Nonaccruing loans	$3,227	$4,628	$2,584
Real estate acquired by foreclosure	931	65	44

Total non-performing assets	$4,158	$4,693	$2,628

Loans past-due 90 days or more and accruing	$2,801	$1,658	$3,861

At March 31, 2005, the allowance for loan losses represented 233.6% of nonperforming assets compared to 204.1% at December 31, 2004.  Management believes the allowance for loan losses at March 31, 2005 is adequate.

Deposits

Deposits totaled $852.956 million as of March 31, 2005, increasing $27.539 million or 3.3% from the December 31, 2004 balance of $825.417 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2005 compared to December 31, 2004.  Continued successful marketing campaigns have maintained a strong mix of noninterest checking accounts, NOW and money market accounts.

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$220,079	25.8%	$222,570	27.0%
Regular savings deposits	72,752	8.5%	68,642	8.3%
Time deposits	387,996	45.5%	373,667	45.3%
Total interest-bearing deposits	680,827	79.8%	664,879	80.6%
Noninterest-bearing demand deposits	172,129	20.2%	160,538	19.4%
Total deposits	$852,956	100.0%	$825,417	100.0%

Results of Operations

Net Income.  For the three months ended March 31, 2005, net income totaled $1.375 million compared to $1.307 million for the three month period ended March 31, 2004.  Basic earnings per share for the first three months of 2005 totaled $0.24 compared to $0.23 per share for the same period of 2004, while diluted earnings per share totaled $0.22 for the first three months of 2005 compared to $0.21 for the first three months of 2004.  Earnings for the three months ended March 31, 2005 were driven by higher net interest income; offset somewhat by a higher provision for credit losses, a decline in noninterest income and growth in noninterest expenses.

Net Interest Income.  Net interest income for the first three months of 2005 totaled $11.244 million, an increase of 13.3% over $9.921 million for the three months ended March 31, 2004. The net interest margin for the three month period was 3.90% compared to 4.08% for the comparable period of 2004, while average earning assets increased by $183.699 million or 19.1%.

Total interest income increased by $3.018 million primarily due to growth in average loans and investments.  Average loans outstanding increased by $132.690 million, average investment securities increased by $41.321 million while average loans held for sale increased $19.556 million.  Yields on earning assets for the period increased to 6.35% from 6.26% due to the higher mix of loans (which carry higher yields than investments and other earning assets).  Interest expense increased by $1.695 million.  Average interest-bearing liabilities increased by $159.679 million.  Average interest-bearing deposits increased by $33.334 million and average borrowings increased by $126.345 million.  Yields on interest bearing liabilities increased to 2.80% from 2.49% for the same period in 2004 as a result of increased mix of borrowings as a percentage of interest-bearing funding sources and higher interest rates.

	For three months ended March 31,
	2005		2004
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$71,762	5.75%	$76,522	5.85%
Comm/Res Construction	70,060	7.29%	47,488	7.09%
Commercial Mortgages	302,916	6.73%	241,967	7.03%
Residential Constr - Cons	129,717	7.27%	118,955	7.23%
Residential Mortgages	41,014	6.00%	40,132	7.20%
Consumer	133,534	10.71%	91,249	10.83%
Total Loans	749,003	7.45%	616,313	7.50%

Loans held for sale	60,318	5.05%	40,762	4.77%
Available for sale securities, at fair value	314,245	4.23%	272,924	4.29%
Interest bearing deposits	11,995	2.24%	27,802	0.89%
Restricted stock investments, at cost	11,453	3.41%	5,514	3.48%

Total earning assets	1,147,014	6.35%	963,315	6.26%

Allowance for loan losses	(9,642)		(8,692)
Cash and other non earning assets	93,076		80,046

Total Assets	$1,230,448		$1,034,669

Liabilities and Stockholders’ Equity
Interest bearing deposits
NOW deposits	12,196	0.17%	60,561	0.49%
Savings deposits	70,090	0.31%	62,970	0.47%
Money market deposits	203,657	1.13%	153,193	0.85%
Time deposits	376,304	3.11%	352,189	3.01%
Total interest bearing deposits	662,247	2.15%	628,913	1.99%

Borrowings	339,148	4.07%	212,803	3.99%

Total interest bearing liabilities	1,001,395	2.80%	841,716	2.49%

Noninterest bearing demand deposits	159,680		129,191
Other liabilities	5,434		3,465
Stockholders Equity	63,939		60,297

Total Liabilities and Stockholders’ Equity	$1,230,448		$1,034,669

Net Interest Spread		3.55%		3.77%

Net Interest Margin		3.90%		4.08%

Noninterest Income —Noninterest income for the three months ended March 31, 2005 was $4.526 million, a decrease of $164 thousand or 3.5% for the comparable period of 2004.  Noninterest income for the first quarter of 2004 included $340 thousand of gains on sales of securities compared to $0 for the first quarter of 2005.  Also contributing to lower noninterest income was a decrease in gains on sale of mortgage loans of $185 thousand (-19.6%).  While the volume of loans sold into the secondary market increased approximately 25%, pricing spreads tightened and higher origination costs reduced gains recognized on the increased sales.  Commissions on sales of nondeposit investment products decreased $113 thousand due to lower sales of fixed annuities.  Deposit service charges increased for the three months ending March 31, 2005 due to the increased number of deposit accounts and higher overdraft revenue.  ATM fees increased by $95 thousand or 15.2% as a result of increased volume of ATM and debit card transactions.  As of March 31, 2005, the Bank has 52 ATM locations that it owns and operates and 139 ATM’s through the third party agreements.  Commissions on sales of other insurance products grew by $130 thousand due to increased sales volume of insurance products sold through Finance Maryland.

	For three months ended March 31,
(Dollars in thousands)	2005	2004
	Amount	Amount
Gain on sale of mortgage loans	$760	$945
Service fees on deposits	1,671	1,548
ATM fees	719	624
Gain on sales of investment securities, net	—	340
Other mortgage banking revenue	358	315
Income from bank owned life insurance	257	233
Commissions on sales of non-deposit investment products	125	238
Commissions on sales of other insurance products	413	283
Other operating income	223	164
Total noninterest income	$4,526	$4,690

Noninterest expenses - For the three months ended March 31, 2005 noninterest expenses increased $990 thousand or 7.9% to $13.488 million compared to $12.498 million for the same period of 2004.  Increased salary and employee benefits expenses of $606 thousand relate to additional personnel costs for new positions due to an increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care.  Occupancy expenses increased $110 thousand due to new offices of Finance Maryland and wholesale mortgage operations.  Professional services increased $142 thousand due to higher legal fees.  Advertising increased $94 thousand due to increased promotional activities.  Printing and postage expenses decreased due to a reduction in direct mail mortgage solicitations.

	For three months ended March 31,
	2005	2004
(Dollars in thousands)	Amount	Amount

Salaries and employee benefits	$7,145	$6,539
Net occupancy	1,645	1,535
Furniture, fixtures and equipment	756	719
Professional services	333	191
Advertising	450	356
Data processing	521	515
Service and maintenance	410	405
Office supplies	182	156
ATM servicing expenses	282	260
Printing	146	229
Corporate insurance	75	90
OREO expense	—	(9)
FDIC Premiums	29	29
Consulting fees	146	74
Marketing/promotion	180	202
Postage	189	270
Overnight delivery/courier	186	166
Security	36	45
Dues and memberships	96	67
Loan collection expenses	103	84
Other	578	575
Total noninterest expense	$13,488	$12,498

Income Taxes- The Company recorded income tax expense of $493 thousand on income before taxes of $1.868 million, resulting in an effective tax rate of 26.4% for the three month period ended March 31, 2005 in comparison to income tax expense of  $506 thousand on income before taxes of $1.813 million, resulting in an effective tax rate of 27.9% for the three month period ended March 31, 2004.  The decrease in the effective tax rate reflects higher levels of tax exempt interest income for income tax purposes and increased income from Bank Owned Life Insurance which is exempt from both federal and state income taxes.

Liquidity and Capital Resources

Stockholders’ equity decreased $1.065 million in the first three months of 2005 to $63.249 million from $64.314 million as of December 31, 2004.  Other comprehensive loss increased by $2.418 million due to the decrease in market values of securities classified as available for sale, which occurred as increases in market interest rates devalued the available for sale securities portfolio.  Retained earnings grew by the retention of net income of $1.375 million for the first three months of 2005.  Additional paid-in-capital decreased by $23 thousand due to the repurchase of shares through the Company’s stock repurchase plan ($181 thousand), which was mostly offset by the sale of stock through the exercise of options and warrants, and shares purchased through the employee stock purchase plan ($158 thousand).

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

The Company and the Bank have exceeded its capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are listed below:

	At March 31,
	2005	2004
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.2%	7.8%
The Bank	6.6%	7.1%
Tier 1 capital to risk weighted assets
Consolidated	9.1%	10.3%
The Bank	8.7%	9.5%
Total capital to risk weighted assets
Consolidated	13.7%	14.8%
The Bank	10.1%	11.2%

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), and available for sale securities.  The levels of such assets are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by anticipated deposit flows and loan growth.  Cash and cash equivalents totaled $36.755 million at March 31, 2005 compared to $35.447 million as of December 31, 2004.  The Company’s loan to deposit ratio stood at 90.1% as of March 31, 2005 and 90.4% at December 31, 2004.

FORWARD-LOOKING STATEMENTS

This Quarterly Report filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statement that are not historical in nature, including the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-Q, general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control.  Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations.  For a more complete discussion of these risk factors, see “Risk Factors” filed as Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2004.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2005, the Company had a one year cumulative positive gap of approximately $144.629 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on the Company’s projected net interest income and projected net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  The simulation model also includes the estimated effect of rate changes (ten year treasury) on the Company’s fee income and net income produced by the Company’s mortgage banking operations. At March 31, 2005, the Company’s estimated earnings sensitivity profile reflected modest sensitivity to projected interest rate changes based on certain assumptions.  Based on an assumed parallel increase/decrease of 200 basis points over a one year period, the Company’s projected net income would decrease by 16% if rates were to increase and projected net income would increase by 23% if rates were to decline from amounts projected by the model.  Based on an assumed increase/decrease of 200 basis points over a one year period, the Company’s projected net interest income would remain flat, a 0% change, and if rates were to increase and projected net interest income would increase by 2% if rates were to decline from amounts projected by the model.

Both of the above tools used to assess interest rate risk have strengths and weaknesses.  Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously.  In addition, gap reports depict the existing structure, excluding exposure arising from new business.  While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future.  The model also assumes parallel movements in interest rates, which means both short-term and long-term rates will change equally.  Nonparallel changes in interest rates (short-term rates changing differently from long-term rates) could result in significant differences in projected income amounts when compared to parallel tests.  Both measurement tools taken together, however, provide an effective evaluation of the Company’s exposure to changes in interest rates, enabling management to better control the volatility of earnings.

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

PART II - Other Information

Item 1 -	Legal proceedings — None
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth the Company’s purchases of its Common Stock for the first quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid PerShare	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
January 2005	—	—	37,625	262,325
February 2005	10,000	$18.12	47,625	252,325
March 2005	—	—	47,625	252,325

(1)             On July 20, 2004, the Company announced that its Board of Directors approved a share repurchase program of up to 300,000 shares (approximately 5%) of the Company’s outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. During the three months ended March 31, 2005, the Company repurchased a total of 10,000 shares of our common stock at an approximate cost of $181,200.

Item 3 -	Defaults upon senior securities — None
Item 4 -	Submission of matters to a vote of security holders:

At the Company’s Annual Meeting of Stockholders held May 3, 2005, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2008 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against	Abstain	Broker Nonvotes
Edwin F. Hale, Sr.	5,219,108	87,671
Barry B. Bondroff	5,192,808	113,971
Bruce H. Hoffman	5,185,533	121,246
Patricia Schmoke, MD	5,187,505	119,274
John Brown III	5,192,274	114,505
Stephen A. Burch	5,217,064	89,715

Also, at the Company’s Annual Meeting of Stockholders held May 3, 2005, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
652,622	2,504,951	50,423	2,098,783

Item 5 -	Other information — None
Item 6 -	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date: 5/10/2005	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date: 5/10/2005	By:	/s/ Mark A. Keidel
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

10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on April 2, 2002.)

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

10.22	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)

10.23	Form of Incentive Stock Option Award Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2004.)