Form 10-Q
period 2005-06-30
FIRST MARINER BANCORP
filed 2005-08-09
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

Yes  ☒  No  ☐

The number of shares of common stock outstanding as of August 5, 2005 is 6,208,439 shares.

FIRST MARINER BANCORP
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$32,757	$29,765
Interest-bearing deposits	11,083	5,682
Available-for-sale securities, at fair value	305,578	322,965
Loans held for sale	145,422	79,955
Loans receivable	813,166	746,146
Allowance for loan losses	(10,469)	(9,580)
Loans, net	802,697	736,566
Other real estate owned	931	65
Restricted stock investments	15,492	11,886
Premises and equipment, net	38,383	17,445
Accrued interest receivable	6,876	6,417
Deferred income taxes	3,414	2,976
Bank-owned life insurance	26,852	26,338
Prepaid expenses and other assets	10,694	10,471
Total assets	$1,400,179	$1,250,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	$181,246	$160,538
Interest-bearing	702,880	664,879
Total deposits	884,126	825,417
Borrowings	366,270	271,661
Repurchase agreements	15,000	25,000
Junior subordinated deferrable interest debentures	58,259	58,249
Accrued expenses and other liabilities	7,102	5,890
Total liabilities	1,330,757	1,186,217

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,201,921 and 5,826,011 shares issued and outstanding, respectively	310	291
Additional paid-in capital	54,480	51,792
Retained earnings	15,465	12,363
Accumulated other comprehensive loss	(833)	(132)
Total stockholders’ equity	69,422	64,314

Total liabilities and stockholders’ equity	$1,400,179	$1,250,531

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2005	2004	2005	2004
Interest income:
Loans	$16,514	$12,306	$31,186	$24,410
Investments and other earning assets	3,519	3,392	7,006	6,429
Total interest income	20,033	15,698	38,192	30,839

Interest expense:
Deposits	4,004	3,139	7,512	6,249
Borrowed funds and other	4,089	2,332	7,496	4,442
Total interest expense	8,093	5,471	15,008	10,691
Net interest income	11,940	10,227	23,184	20,148

Provision for loan losses	981	489	1,395	789

Net interest income after provision for loan losses	10,959	9,738	21,789	19,359

Noninterest income:
Gain on sale of mortgage loans	979	769	1,739	1,695
Other mortgage-banking revenue	646	477	1,004	842
ATM Fees	800	719	1,519	1,343
Service fees on deposits	1,801	1,693	3,472	3,241
Gain on sales of investment securities, net	—	—	—	340
Commissions on sales of nondeposit investment products	167	179	292	417
Income from bank-owned life insurance	252	282	509	515
Commissions on sales of other insurance products	569	364	982	646
Other	227	190	450	355

Total noninterest income	5,441	4,673	9,967	9,394

Noninterest expenses:
Salaries and employee benefits	7,818	6,413	14,963	12,952
Net occupancy	1,246	1,490	2,891	3,025
Furniture, fixtures and equipment	761	746	1,517	1,465
Professional services	310	238	643	429
Advertising	340	321	790	677
Data processing	518	530	1,039	1,045
Other	2,959	2,781	5,597	5,455

Total noninterest expenses	13,952	12,519	27,440	25,048

Income before income taxes	2,448	1,892	4,316	3,705
Income tax expense	721	519	1,214	1,025
Net income	$1,727	$1,373	$3,102	$2,680
Net income per common share:
Basic	$0.28	$0.24	$0.52	$0.47
Diluted	0.27	0.22	0.48	0.42

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,

	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$3,102	$2,680
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,847	1,622
Amortization of unearned loan fees and costs, net	(477)	(518)
Amortization of premiums and discounts on loans	(370)	(378)
Amortization of premiums and discounts on mortgage-backed securities, net	144	507
Gain on sale of mortgage loans	(1,739)	(1,695)
Gain on sale of available for sale securities	—	(340)
Gain on other real estate owned	—	(27)
Valuation allowance of other real estate owned	—	4
Increase in accrued interest receivable	(459)	(695)
Provision for loan losses	1,395	789
Increase in cash surrender value of bank owned life insurance	(514)	(515)
Gain on sale of property and equipment	(2)	—
Originations of mortgage loans held for sale	(554,556)	(241,532)
Proceeds from mortgage loans held for sale	490,828	254,122
Net increase in accrued expenses and other liabilities	1,215	302
Net (increase) decrease in prepaids and other assets	(222)	4,516
Net cash provided by (used in) operating activities	(59,808)	18,842
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(67,546)	(23,307)
Purchases of premises and equipment	(22,783)	(1,078)
(Purchases) sales of restricted stock investments	(3,606)	250
Activity in available for sale securities:
Sales of available for sale securities	—	14,961
Maturities/calls of available for sale securities	26,468	129,853
Purchases of available for sale securities	(10,367)	(198,972)
Proceeds from sales of other real estate owned	—	277
Purchase of bank owned life insurance	—	(10,514)
Net cash used in investing activities	(77,834)	(88,530)
Cash flows from financing activities:
Net increase in deposits	58,709	66,493
Net increase in borrowings	94,619	20,592
Repayment of repurchase agreements	(10,000)	—
Proceeds from stock issuance, net	4,285	727
Repurchase of common stock, net of costs	(1,578)	—
Net cash provided by financing activities	146,035	87,812
Increase in cash and cash equivalents	8,393	18,124
Cash and cash equivalents at beginning of period	35,447	46,679
Cash and cash equivalents at end of period	$43,840	$64,803
Supplemental information:
Interest paid on deposits and borrowed funds	$14,565	$10,866
Income taxes paid	1,107	1,252
Real estate acquired in satisfaction of loans	866	—

See accompanying notes to the consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing consolidated financial statements of First Mariner Bancorp (the “Company”) are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of interim periods have been included.  The balances as of December 31, 2004 have been derived from audited financial statements.  There have been no significant changes to the Company’s accounting policies as disclosed in the 2004 annual report. These statements should be read in conjunction with the financial statements and accompanying notes included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year or any other period.

Consolidation of financial information has resulted in the elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2005.  All figures for the periods ended June 30, 2005 and June 30, 2004 are unaudited amounts.

NOTE 2 – COMPREHENSIVE INCOME

(unaudited)	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income	$1,727	$1,373	$3,102	$2,680
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $663, $(1,988), $(438) and $(1,442), respectively)	1,717	(5,147)	(701)	(3,734)
Less: reclassification adjustment for gains (net of taxes of $0, $0, $0 and $131, respectively) included in net income	—	—	—	209
Total other comprehensive income (loss)	1,717	(5,147)	(701)	(3,943)
Total comprehensive income (loss)	$3,444	$(3,774)	$2,401	$(1,263)

NOTE 3 – PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the period ended June 30, 2005 and 2004, there were 271,000 and 0 shares, respectively, which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

(unaudited)	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income-basic and diluted	$1,727	$1,373	$3,102	$2,680
Weighted-average shares outstanding-basic	6,090,962	5,743,659	5,960,496	5,728,560
Dilutive securities-options and warrants	368,961	603,789	465,040	628,779
Adjusted weighted-average shares outstanding-dilutive	6,459,923	6,347,448	6,425,536	6,357,339

NOTE 4 - STOCK BASED COMPENSATION

We apply the intrinsic value method to account for stock-based compensation plans.  Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

The option price is equal to the market price of the common stock at the date of grant for all of our options granted in 2005 and 2004 and, accordingly, we do not record compensation expense related to options granted.  If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the three and six months ended June 30:

(unaudited)	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net earnings, as reported	$1,727	$1,373	$3,102	$2,680
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(141)	(16)	(598)	(452)

Pro forma net earnings	$1,586	$1,357	$2,504	$2,228

Earnings per share:
Basic - as reported	$0.28	$0.24	$0.52	$0.47
Basic - pro forma	$0.26	$0.24	$0.42	$0.39
Diluted - as reported	$0.27	$0.22	$0.48	$0.42
Diluted - pro forma	$0.25	$0.21	$0.39	$0.35

NOTE 5 – SEGMENT INFORMATION

The Company is in the business of providing financial services, and operates in three business segments—commercial and consumer banking, consumer finance and mortgage-banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes the Company’s treasury and administrative functions.  Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.  FM Appraisal’s results are included in the mortgage-banking segment.

The following table presents certain information regarding the Company’s business segments:

For the six month period ended June 30, 2005:

(unaudited) (dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$31,046	$4,893	$2,253	$38,192
Interest expense	12,961	834	1,213	15,008
Net interest income	18,085	4,059	1,040	23,184
Provision for loan losses	675	720	—	1,395
Net interest income after provision for loan losses	17,410	3,339	1,040	21,789
Noninterest income	6,362	1,016	2,589	9,967
Noninterest expense	19,389	3,724	4,327	27,440
Net intersegment income	(406)	—	406	—
Income before income taxes	$3,977	$631	$(292)	$4,316
Total assets	$1,212,924	$41,833	$145,422	$1,400,179

For the six month period ended June 30, 2004:

(unaudited) (dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$26,450	$3,377	$1,012	$30,839
Interest expense	9,743	468	480	10,691
Net interest income	16,707	2,909	532	20,148
Provision for loan losses	150	639	—	789
Net interest income after provision for loan losses	16,557	2,270	532	19,359
Noninterest income	6,330	683	2,381	9,394
Noninterest expense	17,810	2,688	4,550	25,048
Net intersegment income	40	—	(40)	—
Income before income taxes	$5,117	$265	$(1,677)	$3,705
Total assets	$1,069,335	$27,468	$48,158	$1,144,961

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R,  “Share-Based Payment (Revised 2004),” which establishes standards for accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on an entity’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using Accounting Principles Bulletin (“APB”) No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  In April 2005, the SEC adopted a rule to amend the compliance date for SFAS 123R.  Under the new rule, companies may implement SFAS 123R at the beginning of their next fiscal year instead of the Statement’s original implementation date of the next reporting period beginning after June 15, 2005.  SFAS 123R is now effective on January 1, 2006 for the Company. The Company will transition to fair value-based compensation using a modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R will apply to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006.  Additionally, compensation cost for awards for which requisite service has not been rendered (non-vested options and stock grants) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R.  The determination of compensation cost for awards granted prior to January 1, 2006 will be based on the same methods and on the same fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based compensation.

In December 2004, the FASB issued SFAS No. 153,  “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods after June 15, 2004.  In September 2004, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance during the period of delay until a final consensus is reached.   In June 2005, the FASB staff issued an FSP that supersedes EITF 03-01 and effectively reverts the guidance for other-than-temporary impairments to previously established literature.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction.  The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In June 2005, the EITF released Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” to clarify the issue of an exception in Issue 00-19.  Issue 00-19 contains an exception to its general requirements for evaluating whether, pursuant to SFAS No. 133, an embedded derivative indexed to a company’s own stock would be classified as stockholders’ equity.  The exception applies to a “conventional convertible debt instrument” in which the holder may realize the value of the conversion option only by exercising the option and receiving all proceeds in a fixed number of shares or in the equivalent amount of cash (at the discretion of the issuer).  Issue 05-2 provides for the retention of the exception as described in Issue 00-19.  The Issue requires that instruments that provide the holder with an option to convert into a fixed number of shares (or an equivalent amount of cash at the issuer’s discretion) for which the ability to exercise the option feature is based on the passage of time or on a contingent event be considered “conventional” for purposes of applying Issue 00-19.  Convertible preferred stock having a mandatory redemption date may still qualify for the exception if the economic characteristics indicate that the instrument is more like debt than equity.  Application of Issue 05-2 should be applied to new instruments entered into and/or modified in periods beginning after June 29, 2005.

In June 2005, the EITF released Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”  EITF Issue 05-6 requires leasehold improvements that are acquired in a business combination to be amortized over the shorter of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods.  Other leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the lesser of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods, as of the date on which the leasehold improvements are purchased.

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

The Company’s business is conducted primarily through its wholly-owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  First Mariner Bank is the largest operating subsidiary of the Company with assets exceeding $1.3 billion as of June 30, 2005. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, primarily serves the same core market area as the Bank, while several sourcing units of First Mariner Mortgage operate on a regional and national basis. About half of First Mariner Mortgage’s loan production comes from the core Bank’s market area. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 14 branches in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $41.8 million as of June 30, 2005.

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

Financial Condition

The Company’s total assets were $1.400 billion at June 30, 2005, compared to $1.251 billion at December 31, 2004, increasing $149.648 million or 12.0% for the first six months of 2005.  Earning assets increased $124.107 million or 10.6% to $1.291 billion from $1.167 billion.  The growth in assets was primarily due to growth in loans outstanding (+$67.020 million), higher levels of loans held for sale (+65.467 million) and higher short-term investments (+$5.401 million).  Property and equipment increased $20.938 million due to the purchase of the Company’s headquarters building. Growth in total assets was funded by an increased level of customer deposits of $58.709 million and by a net increase in borrowed funds and repurchase agreements of  $84.609 million.

Total investment securities declined $17.387 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other investments, and a decline in market values.  At June 30, 2005, the Company’s unrealized loss on securities classified as available for sale totaled $1.351 million, compared to $216 thousand at December 31, 2004.  Management considers the decline in market values to be temporary and does not expect to realize losses on any of the securities currently in the investment portfolio.  There were no securities sold during the six months ended June 30, 2005, and purchase activity amounted to $10.367 million. The investment portfolio composition is as follows:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Investment securities-available for sale:
Mortgage-backed securities	$183,405	$200,708
Trust preferred securities	36,465	31,507
US Government agency notes	73,672	78,949
US Treasury securities	992	1,000
Obligations of state and municipal subdivisions	2,987	2,973
Equity securities	1,386	1,531
Foreign Government Bonds	1,750	1,400
Other investment securities	4,921	4,897
Total investment securities-available for sale	$305,578	$322,965

Total loans increased $67.020 million during the first six months of 2005.  The underlying economic strength in the Company’s core market, affordable interest rates and continued emphasis on business development all contributed to the continued growth in loans.  Significant growth was realized in the Company’s commercial mortgage loan portfolio (+24.489 million), commercial construction loan portfolio (+$27.818 million) and second mortgages on real estate portfolio (+$13.192 million).  The total loan portfolio was comprised of the following:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Loans secured by first mortgages on real estate:
Residential	$42,589	$41,558
Commercial	340,852	316,363
Consumer residential construction	129,853	135,820
Construction, net of undisbursed principal	92,360	64,542
	605,654	558,283
Commercial	64,069	60,854
Loans secured by second mortgages on real estate	92,963	79,771
Consumer loans	50,453	47,389
Loan secured by deposits and other	1,057	1,068
Total loans	814,196	747,365
Unamortized loan premiums	(192)	(273)
Unearned loan fees, net	(838)	(946)
	$813,166	$746,146

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

The provision for loan losses for the three and six months ended June 30, 2005 was $981 thousand and $1.395 million, respectively, compared to $489 thousand and $789 thousand for the same periods ended June 30, 2004, respectively.  The higher provision for 2005 primarily reflects higher loan growth compared to the same periods last year.  The allowance for loan losses totaled $10.469 million at June 30, 2005 compared to $9.580 million at December 31, 2004.  As of June 30, 2005 the allowance for loan losses as a percentage of outstanding loans remained relatively stable at 1.29% as compared to 1.28% at December 31, 2004.

Activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
(dollars in thousands)	2005	2004
Allowance for loan losses, beginning of year	$9,580	$8,692
Loans charged off:
Commercial	(15)	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	—	—
Residential Mortgages	—	—
Consumer	(700)	(550)
Total loans charged off	(715)	(550)
Recoveries:
Commercial	—	—
Commercial/Residential Construction	—	—
Commercial Mortgages	—	—
Residential Construction-Consumer	34	—
Residential Mortgages	—	—
Consumer	175	89
Total recoveries	209	89
Net chargeoffs	(506)	(461)
Provision for loan losses	1,395	789
Allowance for loan losses, end of period	$10,469	$9,020
Loans (net of premiums and discounts)
Period-end balance	813,166	633,539
Average balance during period	771,535	625,865
Allowance as percentage of period-end loan balance	1.29%	1.42%
Percent of average loans:
Provision for loan losses (annualized)	0.36%	0.25%
Net chargeoffs (annualized)	0.13%	0.15%

During the first six months of 2005, annualized net chargeoffs as compared to average loans outstanding decreased slightly to 0.13%, as compared to 0.15% during the same period of 2004.  Non-performing assets, expressed as a percentage of total assets, totaled 0.28% at June 30, 2005, down from 0.38% at December 31, 2004, but higher than 0.21% at June 30, 2004.  The decrease as compared to December 31, 2004 reflects a decrease in nonperforming assets of $811 thousand.  Loans past due 90 days or more and still accruing totaled $1.713 million compared to $1.658 million at December 31, 2004 and $6.127 million as of June 30, 2004.  The decrease in delinquencies when compared to June 2004 reflects significant declines in the Company’s residential construction-consumer portfolio.

Non-performing Assets	June 30, 2005	December 31, 2004	June 30, 2004
(dollars in thousands)
Nonaccruing loans	$2,951	$4,628	$2,314
Real estate acquired by foreclosure	931	65	92

Total non-performing assets	$3,882	$4,693	$2,406

Loans past-due 90 days or more and accruing	$1,713	$1,658	$6,127

At June 30, 2005, the allowance for loan losses represented 269.7% of nonperforming assets compared to 204.1% at December 31, 2004.  Management believes the allowance for loan losses at June 30, 2005 is adequate.

Deposits

Deposits totaled $884.126 million as of June 30, 2005, increasing $58.709 million or 7.1% from the December 31, 2004 balance of $825.417 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2005 compared to December 31, 2004. Continued successful marketing campaigns have maintained a strong mix of noninterest checking accounts, NOW and money market accounts.

	June 30, 2005		December 31, 2004
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$227,765	25.8%	$222,570	27.0%
Regular savings deposits	74,424	8.4%	68,642	8.3%
Time deposits	400,691	45.3%	373,667	45.3%
Total interest-bearing deposits	702,880	79.5%	664,879	80.6%
Noninterest-bearing demand deposits	181,246	20.5%	160,538	19.4%
Total deposits	$884,126	100.0%	$825,417	100.0%

Results of Operations

Net Income.  For the six months ended June 30, 2005, net income totaled $3.102 million compared to $2.680 million for the six month period ended June 30, 2004.  Basic earnings per share for the first six months of 2005 totaled $0.52 compared to $0.47 per share for the same period of 2004, while diluted earnings per share totaled $0.48 for the first six months of 2005 compared to $0.42 for the first six months of 2004.  Earnings for the six months ended June 30, 2005 were driven by higher net interest income and noninterest income; offset somewhat by a higher provision for credit losses and growth in noninterest expenses.

For the second quarter of 2005, net income totaled $1.727 million compared to $1.373 million for the three month period ended June 30, 2004.  Basic earnings per share for the three month period ended June 30, 2005 totaled $.28 compared to $.24 per share for the same period of 2004.  Diluted earnings per share totaled $.27 for the second quarter of 2005 compared to $.22 for the second quarter of 2004.  Increased net income for the second quarter of 2005 was attributable to increases in net interest income and noninterest income, while noninterest expense, the provision for loan losses and income tax expense also increased.

Net Interest Income.  Net interest income for the first six months of 2005 totaled $23.184 million, an increase of 15.1% over $20.148 million for the six months ended June 30, 2004. The net interest margin for the six month period was 3.88% compared to 3.99% for the comparable period of 2004, while average earning assets increased by $187.416 million or 18.8%.

Total interest income increased by $7.353 million primarily due to growth in average loans, loans held for sale and investments.  Average loans outstanding increased by $145.670 million, average investment securities increased by $10.413 million and average loans held for sale increased $38.329 million.  Yields on earning assets for the period increased to 6.43% from 6.15% due to the higher mix of loans and loans held for sale (which carry higher yields than investments and other earning assets) and increases in market interest rates.  Interest expense increased by $4.317 million.  Average interest-bearing liabilities increased by $164.892 million.  Average interest-bearing deposits increased by $33.340 million and average borrowings increased by $131.552 million.  Yields on interest-bearing liabilities increased to 2.90% from 2.45% for the same period in 2004 as a result of increased mix of borrowings as a percentage of interest-bearing funding sources and higher interest rates.

Second quarter net interest income was $11.940 million in 2005, an increase of 16.7% over $10.227 million for the second quarter of 2004.  The net interest margin for the three month period was 3.86% compared to 3.92% for the comparable period of 2004. Interest income increased $4.335 million.  Average loans outstanding for the second quarter increased by $158.394 million and average investments decreased $20.526 million.  Average loans held for sale increased $56.882 million and average interest-bearing deposits decreased by $10.898 million.  Yields on earning assets for the period increased to 6.51% from 6.05%, reflecting an increase in loans as a percentage of earning assets and an increase in market interest rates.  Interest expense increased by $2.622 million. Average interest-bearing liabilities increased by $171.097 million, as average interest-bearing deposits increased by $33.210 million and average borrowings increased by $137.887 million.  Rates paid on interest-bearing liabilities for the quarter ended June 30, 2005 increased to 3.00% from 2.41% for the same period in 2004 as a result of increased mix of borrowings as a percentage of interest-bearing funding sources and higher interest rates.

	For six months ended June 30,
	2005		2004
(dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Assets:
Loans
Commercial Loans and LOC	$68,340	5.58%	$76,952	5.87%
Comm/Res Construction	77,164	7.37%	48,123	7.16%
Commercial Mortgages	316,583	6.79%	246,809	6.94%
Residential Constr - Cons	130,474	7.06%	118,150	7.20%
Residential Mortgages	41,587	5.86%	40,708	6.87%
Consumer	137,387	11.00%	95,123	10.63%
Total Loans	771,535	7.48%	625,865	7.43%

Loans held for sale	80,695	5.59%	42,366	4.76%
Available for sale securities, at fair value	311,253	4.25%	300,840	4.13%
Interest-bearing deposits	9,763	2.39%	23,128	0.91%
Restricted stock investments, at cost	12,650	4.33%	6,281	3.45%

Total earning assets	1,185,896	6.43%	998,480	6.15%

Allowance for loan losses	(9,845)		(8,790)
Cash and other non-earning assets	106,159		87,150

Total Assets	$1,282,210		$1,076,840

Liabilities and Stockholders’ Equity:
Interest-bearing deposits
NOW deposits	$12,932	0.19%	$62,985	0.39%
Savings deposits	72,064	0.31%	65,473	0.40%
Money market deposits	203,225	1.24%	151,789	0.81%
Time deposits	386,702	3.20%	361,336	3.00%
Total interest-bearing deposits	674,923	2.24%	641,583	1.96%

Borrowings	367,401	4.11%	235,849	3.79%

Total interest-bearing liabilities	1,042,324	2.90%	877,432	2.45%

Noninterest-bearing demand deposits	168,342		135,862
Other liabilities	5,563		4,651
Stockholders Equity	65,981		58,895

Total Liabilities and Stockholders’ Equity	$1,282,210		$1,076,840

Net Interest Spread		3.53%		3.70%

Net Interest Margin		3.88%		3.99%

Noninterest Income.  Noninterest income for the six months ended June 30, 2005 was $9.967 million, an increase of $573 thousand or 6.1% for the comparable period of 2004.  Contributing to the higher noninterest income was an increase in gains on sale of mortgage loans and other mortgage banking revenue of $206 thousand (+8.1%), due to increased volume of loans sold into the secondary market.  Mortgages sold into the secondary market increased 89.1% during the first six months of 2005, compared to the same period of 2004.  Deposit service charges increased for the six months ending June 30, 2005 due to the increased number of deposit accounts and higher overdraft revenue.  ATM fees increased by $176 thousand or 13.1% as a result of increased volume of ATM and debit card transactions.  As of June 30, 2005, the Bank has 53 ATM locations that it owns and operates and 151 ATM’s through the third party agreements.  Commissions on sales of other insurance products grew by $336 thousand due to increased sales volume of insurance products sold through Finance Maryland.  Commissions on sales of nondeposit investment products decreased $125 thousand due to lower sales of fixed annuities.  Noninterest income for the first six months of 2005 included no gains on sales of securities compared to $340 for the same period of 2004.

	For six months ended June 30,
(dollars in thousands)	2005	2004

Gain on sale of mortgage loans	$1,739	$1,695
Service fees on deposits	3,472	3,241
ATM fees	1,519	1,343
Gain on sales of investment securities, net	—	340
Other mortgage-banking revenue	1,004	842
Income from bank-owned life insurance	509	515
Commissions on sales of nondeposit investment products	292	417
Commissions on sales of other insurance products	982	646
Other	450	355
Total noninterest income	$9,967	$9,394

For the three months ended June 30, 2005, noninterest income increased $768 thousand or 16.4% to $5.441 million compared to $4.673 million for the same period of 2004, reflecting higher levels of revenue in most major categories.  Deposit service charges rose $108 thousand or 6.4% and insurance sales commissions increased $205 thousand or 56.3%, as compared to the same period of 2004.  Gain of sale of mortgage loans and other mortgage-banking revenue increased $379 thousand or 30.4% due to increased volume of mortgage originations and sales of mortgages.

Noninterest expenses.  For the six months ended June 30, 2005 noninterest expenses increased $2.392 million or 9.5% to $27.440 million compared to $25.048 million for the same period of 2004.  Salary and employee benefits expenses increased $2.011 million due to additional personnel costs for new positions due to an increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care.  Occupancy expenses decreased $134 thousand from $3.025 million for the six months ended June 30, 2004 to $2.891 million for the six months ended June 30, 2005, reflecting a decrease in lease expense.  The Company purchased its headquarters building in March of 2005.  Professional services increased $214 thousand due to higher legal fees and increased audit costs.  Advertising increased $113 thousand due to increased promotional activities.  Printing and postage expenses decreased due to a reduction in direct mail mortgage solicitations.

For the second quarter of 2005, noninterest expenses increased $1.433 million or 11.4% to $13.952 million, compared to $12.519 million for the same quarter of 2004.  Increases in salary and employee benefits expenses are related to the increased personnel costs for the consumer finance company and wholesale mortgage operations, higher benefit expenses and higher performance-based incentive costs.  Increases in furniture and fixtures expenses are related to increased number of mortgage branches and consumer finance offices.

	For six months ended June 30,
(dollars in thousands)	2005	2004

Salaries and employee benefits	$14,963	$12,952
Net occupancy	2,891	3,025
Furniture, fixtures and equipment	1,517	1,465
Professional services	643	429
Advertising	790	677
Data processing	1,039	1,045
Service and maintenance	838	730
Office supplies	376	346
ATM servicing expenses	559	598
Printing	272	426
Corporate insurance	177	174
OREO expense	9	(49)
FDIC premiums	57	57
Consulting fees	308	139
Marketing/promotion	421	409
Postage	422	497
Overnight delivery/courier	381	357
Security	49	151
Dues and memberships	200	152
Loan collection expenses	219	142
Other	1,309	1,326
Total noninterest expense	$27,440	$25,048

Income Taxes. The Company recorded income tax expense of $1.214 million on income before taxes of $4.316 million, resulting in an effective tax rate of 28.1% for the six month period ended June 30, 2005 in comparison to income tax expense of  $1.025 million on income before taxes of $3.705 million, resulting in an effective tax rate of 27.7% for the six month period ended June 30, 2004.  The increase in the effective tax rate reflects lower levels of tax exempt interest income for income tax purposes relative to total pretax income.

The Company recorded income tax expense of $721 thousand on income before taxes of $2.448 million, resulting in an effective tax rate of 29.5% for the three month period ended June 30, 2005 in comparison to income tax expense of $519 thousand on income before taxes of $1.892 million, resulting in an effective tax rate of 27.4% for the three month period ended June 30, 2004.  The increase in the effective tax rate reflects lower levels of tax exempt interest income for income tax purposes relative to total pretax income.

Liquidity and Capital Resources

Stockholders’ equity increased $5.108 million in the first six months of 2005 to $69.422 million from $64.314 million as of December 31, 2004.  Accumulated other comprehensive loss deteriorated by $701 thousand due to the decrease in market values of securities classified as available for sale, which occurred as increases in market interest rates further devalued the available for sale securities portfolio.  Retained earnings grew by the retention of net income of $3.102 million for the first six months of 2005.  Common stock and additional paid-in-capital increased by $2.707 million due to the sale of stock through the exercise of options and warrants, and shares purchased through the employee stock purchase plan ($4.285 million), offset by stock repurchases by the Company of $1.578 million.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  The Company regularly monitors its capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

	At June 30,
	2005	2004
	(unaudited)
Regulatory capital ratios
Leverage
Consolidated	7.0%	7.3%
The Bank	6.7%	6.7%
Tier 1 capital to risk weighted assets
Consolidated	8.9%	10.0%
The Bank	8.6%	9.4%
Total capital to risk weighted assets
Consolidated	13.1%	14.4%
The Bank	10.2%	11.1%

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, deposit accounts and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time and are influenced by loan growth.  Cash and cash equivalents totaled $43.840 million at June 30, 2005 compared to $35.447 million as of December 31, 2004.  The Company’s loan to deposit ratio stood at 92.0% as of June 30, 2005 and 90.4% at December 31, 2004.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Results of operations for financial institutions, including the Company, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  The Company’s loan portfolio is concentrated primarily in central Maryland and portions of Maryland’s eastern shore and is, therefore, subject to risks associated with these local economies.

The Company enters into rate lock commitments, under which the Company, through the Mortgage-Banking segment, originates residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. For these rate lock commitments, we protect the Company from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The profitability of the Company is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that the Company will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2005, the Company had a one year cumulative positive gap of approximately $161.070 million.

In addition to the use of interest rate sensitivity reports, the Company tests its interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on the Company’s projected net interest income and projected net income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  The simulation model also includes the estimated effect of rate changes (ten year treasury) on the Company’s fee income and net income produced by the Company’s mortgage-banking operations. At June 30, 2005, the Company’s estimated earnings sensitivity profile reflected modest sensitivity to projected interest rate changes based on certain assumptions.  The following results are based on an assumed parallel increase/decrease of 200 basis points over a one year period:  the Company’s projected net income would decrease by 2% if rates were to increase and projected net income would increase by 18% if rates were to decline.  The Company’s projected net interest income would increase by 1%, if rates were to decrease and if rates were to increase, projected net interest income would increase by 2%.

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

ITEM 4  -  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1 -               LEGAL PROCEEDINGS:

The Company is party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations or financial position of the Company.

ITEM 2 -               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

The following table sets forth the Company’s purchases of its Common Stock for the second quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
April 2005	500	15.52	48,125	251,825
May 2005	31,450	16.28	79,575	220,375
June 2005	52,800	16.61	132,375	167,575

(1)    On July 20, 2004, the Company announced that its Board of Directors approved a share repurchase program of up to 300,000 shares (approximately 5%) of the Company’s outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. During the six months ended June 30, 2005, the Company repurchased a total of 94,750 shares of our common stock at an approximate cost of $1.578 million.

ITEM 3 -               DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4 -               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5 -               OTHER INFORMATION – None

ITEM 6 -               EXHIBITS – see attached index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	8/9/05	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	8/9/05	By:	/s/ Mark A. Keidel
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

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner’s Form 10-Q for the quarter ended June 30, 2002.)

10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on 4/5/02)

10.10	Lease Agreement dated as of March 1, 2003 between Building No. 2 LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.11	Lease Agreement dated March 1, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.12

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Edwin F. Hale, Sr. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.13

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Joseph A. Cicero (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.14

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and George H. Mantakos (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.15

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.16

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.17

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Brett J. Carter (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 2003.)

10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 30, 2003.)

10.19	First Mariner Bancorp 2004 Long Term Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on 4/1/04)

10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed on 4/1/04)

10.21	Purchase and Sale Agreement dated October 20, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2004)

10.22	Lease Agreement dated May 12, 2005 between First Mariner Bancorp and Hale Properties, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2005).

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2004.)