Form 10-Q
period 2005-09-30
FIRST MARINER BANCORP
filed 2005-11-09
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of November 4, 2005 is 6,250,223 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$41,853	$29,765
Federal funds sold and interest-bearing deposits	18,014	5,682
Securities available for sale, at fair value	287,014	322,965
Loans held for sale	110,000	79,955
Loans receivable	834,380	746,146
Allowance for loan losses	(11,269)	(9,580)
Loans, net	823,111	736,566
Other real estate owned	931	65
Restricted stock investments	15,393	11,886
Premises and equipment, net	39,493	17,445
Accrued interest receivable	7,234	6,417
Deferred income taxes	4,695	2,976
Bank-owned life insurance	27,113	26,338
Prepaid expenses and other assets	10,419	10,471

Total assets	$1,385,270	$1,250,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$182,592	$160,538
Interest-bearing	687,982	664,879
Total deposits	870,574	825,417
Short-term borrowings	241,244	162,292
Repurchase agreements	15,000	25,000
Long-term borrowings	118,420	109,369
Junior subordinated deferrable interest debentures	63,259	58,249
Accrued expenses and other liabilities	6,606	5,890
Total liabilities	1,315,103	1,186,217

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,250,223 and 5,826,011 shares issued and outstanding, respectively	313	291
Additional paid-in capital	55,027	51,792
Retained earnings	17,678	12,363
Accumulated other comprehensive loss	(2,851)	(132)
Total stockholders’ equity	70,167	64,314

Total liabilities and stockholders’ equity	$1,385,270	$1,250,531

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:	(unaudited)		(unaudited)
Loans	$18,422	$13,206	$49,608	$37,614
Investments and other earning assets	3,387	3,659	10,393	10,088
Total interest income	21,809	16,865	60,001	47,702
Interest expense:
Deposits	4,384	3,203	11,896	9,452
Short-term borrowings	2,148	380	4,495	687
Long-term borrowings	2,862	2,218	8,011	6,353
Total interest expense	9,394	5,801	24,402	16,492
Net interest income	12,415	11,064	35,599	31,210
Provision for loan losses	1,116	692	2,511	1,481
Net interest income after provision for loan losses	11,299	10,372	33,088	29,729
Noninterest income:
Gain on sale of mortgage loans	1,859	762	3,598	2,457
Other mortgage-banking revenue	712	289	1,716	1,131
ATM fees	802	737	2,321	2,080
Service fees on deposits	1,866	1,781	5,338	5,022
Gain on sales of investment securities, net	—	100	—	440
Commissions on sales of nondeposit investment products	109	152	401	569
Income from bank-owned life insurance	261	282	770	797
Commissions on sales of other insurance products	691	403	1,673	1,049
Other	407	217	857	572
Total noninterest income	6,707	4,723	16,674	14,117
Noninterest expense:
Salaries and employee benefits	8,054	6,817	23,017	19,769
Net occupancy	1,701	1,586	4,592	4,610
Furniture, fixtures and equipment	779	790	2,296	2,255
Professional services	219	160	862	589
Advertising	300	336	1,090	1,013
Data processing	490	513	1,529	1,558
ATM servicing expenses	311	256	869	854
Service & maintenance	501	390	1,340	1,120
Other	2,510	2,026	6,710	6,152
Total noninterest expense	14,865	12,874	42,305	37,920
Net income before income taxes	3,141	2,221	7,457	5,926
Income tax expense	928	646	2,142	1,671
Net income	$2,213	$1,575	$5,315	$4,255
Net income per common share:
Basic	$0.35	$0.27	$0.88	$0.74
Diluted	$0.34	$0.25	$0.82	$0.67

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$5,315	$4,255
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,897	2,469
Amortization of unearned loan fees and costs, net	(790)	(811)
Amortization of premiums and discounts on loans, net	(556)	(672)
Amortization of premiums and discounts on mortgage-backed securities, net	206	465
Gain on sale of mortgage loans	(3,598)	(2,457)
Gain on sale of securities available for sale	—	(440)
Gain on other real estate owned	—	(59)
Valuation allowance of other real estate owned	—	(41)
Increase in accrued interest receivable	(817)	(993)
Provision for loan losses	2,511	1,481
Increase in cash surrender value of bank-owned life insurance	(770)	(797)
Gain on sale of premises and equipment	3	—
Originations of mortgage loans held for sale	(880,128)	(460,116)
Proceeds from mortgage loans held for sale	853,681	462,708
Deferred taxes	—	15
Net increase in accrued expenses and other liabilities	708	361
Net decrease in prepaids and other assets	48	3,610
Net cash (used in) provided by operating activities	(21,290)	8,978
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(88,576)	(66,610)
Purchases of premises and equipment	(24,949)	(1,857)
Purchases of restricted stock investments	(3,507)	(1,950)
Activity in securities available for sale:
Sale of securities available for sale	—	18,674
Maturities/calls/repayments of securities available for sale	41,683	141,272
Purchase of securities available for sale	(10,367)	(207,442)
Proceeds from sales of other real estate owned	—	351
Purchase of bank-owned life insurance	—	(10,796)
Net cash used in investing activities	(85,716)	(128,358)
Cash flows from financing activities:
Net increase in deposits	45,157	64,707
Net increase in other borrowed funds	93,012	69,300
Repayment of repurchase agreements	(10,000)	—
Proceeds from stock issuance	4,835	1,250
Repurchase of common stock, net of costs	(1,578)	(478)
Net cash provided by financing activities	131,426	134,779
Increase in cash and cash equivalents	24,420	15,399
Cash and cash equivalents at beginning of period	35,447	46,679
Cash and cash equivalents at end of period	$59,867	$62,078
Supplemental information:
Interest paid on deposits and borrowed funds	$23,649	$16,190
Income taxes paid	$2,115	$1,489
Real estate acquired in satisfaction of loans	$866	$—

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three months and nine months

ended September 30, 2005 and 2004 is unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements for First Mariner Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in our 2004 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “allowance”), other than temporary impairment of investment securities and deferred tax assets.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005.

NOTE 2 — COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004
Net income	$2,213	$1,575	$5,315	$4,255
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $(1,269), $1,916, $(1,711) and $(434), respectively)	(2,018)	3,045	(2,719)	(689)
Less: reclassification adjustment for gains (net of taxes of $0, $39, $0 and $170, respectively) included in net income	—	61	—	270
Total other comprehensive income (loss)	(2,018)	2,984	(2,719)	(959)
Total comprehensive income	$195	$4,559	$2,596	$3,296

NOTE 3 — PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three month periods ended September 30, 2005 and 2004, there were 257,850 and 0 shares, respectively, which were antidilutive and excluded from the computation and for the nine month periods ended September 30, 2005 and 2004, there were 193,200 and 0 shares, respectively, which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2005	2004	2005	2004
Net income - basic and diluted	$2,213	$1,575	$5,315	$4,255
Weighted-average share outstanding - basic	6,234,250	5,772,195	6,054,835	5,743,231
Dilutive securities - options and warrants	313,876	526,451	412,013	595,264
Adjusted weighted-average shares outstanding - dilutive	6,548,126	6,298,646	6,466,848	6,338,495
Earnings per share - basic	$0.35	$0.27	$0.88	$0.74
Earnings per share - diluted	$0.34	$0.25	$0.82	$0.67

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

The option price is equal to the market price of the common stock at the date of grant for all of our options granted in 2005 and 2004 and, accordingly, we do not record compensation expense related to options granted.  If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$2,213	$1,575	$5,315	$4,255
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	113	—	711	452
Pro forma net income	$2,100	$1,575	$4,604	$3,803

Earnings per share:
Basic - as reported	$0.35	$0.27	$0.88	$0.74
Basic - pro forma	$0.34	$0.27	$0.76	$0.66
Diluted - as reported	$0.34	$0.25	$0.82	$0.67
Diluted - pro forma	$0.32	$0.25	$0.71	$0.60

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

                We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at September 30, 2005 whose contract amounts represent potential credit risk is as follows:

	September 30,	December 31,
(dollars in thousands)	2005	2004
Commitments to extend credit (includes unused lines of credit)	$368,478	$310,308
Standby letters of credit	4,942	5,437

NOTE 6 — SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments—commercial and consumer banking, consumer finance and mortgage-banking.  Commercial and consumer banking is conducted through First Mariner

Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single family mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding the our business segments:

For the nine month period ended September 30, 2005:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$47,972	$7,599	$4,430	$60,001
Interest expense	20,491	1,375	2,536	24,402
Net interest income	27,481	6,224	1,894	35,599
Provision for loan losses	1,325	1,186	—	2,511
Net interest income after provision for loan losses	26,156	5,038	1,894	33,088
Noninterest income	9,888	1,720	5,066	16,674
Noninterest expense	29,913	5,715	6,677	42,305
Net intersegment income	(754)	—	754	—
Net income before income taxes	$5,377	$1,043	$1,037	$7,457
Total assets	$1,230,615	$44,655	$110,000	$1,385,270

For the nine month period ended September 30, 2004:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$40,529	$5,487	$1,686	$47,702
Interest expense	14,974	753	765	16,492
Net interest income	25,555	4,734	921	31,210
Provision for loan losses	400	1,081	—	1,481
Net interest income after provision for loan losses	25,155	3,653	921	29,729
Noninterest income	9,631	1,106	3,380	14,117
Noninterest expense	26,936	4,207	6,777	37,920
Net intersegment income	(119)	—	119	—
Net income before income taxes	$7,731	$552	$(2,357)	$5,926
Total assets	$1,105,946	$30,823	$58,920	$1,195,689

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

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

                In December 2004, the FASB issued SFAS No. 153,  “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this standard did not have a material impact on our financial condition, results of operations, or liquidity.

                In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction.  The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or liquidity.

                In June 2005, the EITF released Issue 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” to clarify the issue of an exception in Issue 00-19.  Issue 00-19 contains an exception to its general requirements for evaluating whether, pursuant to SFAS No. 133, an embedded derivative indexed to a company’s own stock would be classified as stockholders’ equity.  The exception applies to a “conventional convertible debt instrument” in which the holder may realize the value of the conversion option only by exercising the option and receiving all proceeds in a fixed number of shares or in the equivalent amount of cash (at the discretion of the issuer).  Issue 05-2 provides for the retention of the exception as described in Issue 00-19.  The Issue requires that instruments that provide the holder with an option to convert into a fixed number of shares (or an equivalent amount of cash at the issuer’s discretion) for which the ability to exercise the option feature is based on the passage of time or on a contingent event be considered “conventional” for purposes of applying Issue 00-19.  Convertible preferred stock having a mandatory redemption date may still qualify for the exception if the economic characteristics indicate that the instrument is more like debt than equity.  Application of Issue 05-2 should be applied to new instruments entered into and/or modified in periods beginning after June 29, 2005.  Application of this Issue did not have a material impact on our financial condition, results of operation or liquidity.

                In June 2005, the EITF released Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”  EITF Issue 05-6 requires leasehold improvements that are acquired in a business combination to be amortized over the shorter of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods.  Other leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the lesser of (1) the useful life of the underlying asset, or (2) a term that includes required lease periods and reasonably assured renewal periods, as of the date on which the leasehold improvements are purchased.  Application of Issue 05-06 should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early application was permitted in periods for which financial statements had not been issued.  Application of this Issue did not have a material impact on our financial condition, results of operation or liquidity.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of

Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Exhibit 99 to the our Form 10-K for the year ended December 31, 2004.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

The Company

The Company is a financial holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp is presently the fourth largest publicly held bank holding company headquartered in the state of Maryland.  The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, the Company’s strategy has involved building a network of banking branches, ATMs and other financial services outlets to capture market share and build a community franchise for stockholders, customers and employees.  The Company is currently focused on growing assets and earnings by capitalizing on the broad network of bank branches, mortgage offices, consumer finance offices, and ATMs established during its infrastructure expansion phase.

The Company’s business is conducted primarily through its wholly-owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  The Bank is the largest operating subsidiary of the Company with assets exceeding $1.3 billion as of September 30, 2005. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 14 branches in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $44.7 million as of September 30, 2005.

FM Appraisals, which commenced operations in the fourth quarter of 2003, is an appraisal management company that is headquartered in Baltimore City. FM Appraisals offers appraisal management services for residential real estate lenders, including the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals currently provides these services to First Mariner Mortgage, but plans to begin marketing appraisal management services to outside lenders during the last quarter of 2005.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.  One of the most critical accounting policies applied is related to the valuation of the loan portfolio.  A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral and the timing of loan charge-offs.

The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and environmental and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Financial Condition

The Company’s total assets were $1.385 billion at September 30, 2005, compared to $1.251 billion at December 31, 2004, increasing $134.739 million or 10.8% for the first nine months of 2005.  Earning assets increased $98.167 million or 8.4% to $1.265 billion from $1.167 billion.  The growth in assets was primarily due to growth in loans outstanding (+$88.234 million), higher levels of loans held for sale (+30.045 million) and higher short-term investments (+$12.332 million).  Premises and equipment increased $22.048 million primarily due to the purchase of our headquarters building. Growth in total assets was funded by an increased level of customer deposits of $45.157 million and by a net increase in borrowed funds and repurchase agreements of  $78.003 million.

Investment securities available for sale

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  Total investment securities declined $35.951 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other investments, and a decline in market values.  At September 30, 2005, our unrealized loss on securities classified as available for sale totaled $4.644 million, compared to $216 thousand at December 31, 2004.  The decline resulted from increases in short-term and long-term interest rates during the first nine months of 2005, which resulted in lower market valuation of our fixed income investments.  We consider the decline in market values to be temporary and do not expect to realize losses on any of the securities currently in the investment portfolio.  There were no securities sold during the nine months ended September 30, 2005, and purchase activity amounted to $10.367 million. The investment portfolio composition is as follows:

	September 30,		December 31,
	2005		2004
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Investment securities available for sale:
Mortgage-backed securities	$171,070	59.6%	$200,708	62.2%
Trust preferred securities	36,025	12.6%	31,507	9.8%
US government agency notes	68,225	23.8%	78,949	24.4%
US Treasury securities	987	0.3%	1,000	0.3%
Obligations of state and municipal subdivisions	2,969	1.0%	2,973	0.9%
Equity securities	1,305	0.5%	1,531	0.5%
Foreign government bonds	1,500	0.5%	1,400	0.4%
Other investment securities	4,933	1.7%	4,897	1.5%
Total investment securities available for sale	$287,014	100.0%	$322,965	100.0%

Loans

Total loans increased $88.234 million during the first nine months of 2005.  The underlying economic strength in our core market, affordable interest rates and continued emphasis on business development all contributed to the continued growth in loans.  Significant growth was realized in our commercial mortgage loan portfolio (+34.384 million), commercial construction loan portfolio (+$31.233 million) and second mortgages on real estate portfolio (+$15.547 million).  The total loan portfolio was comprised of the following:

	September 30,		December 31,
	2005		2004
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$42,109	5.0%	$41,558	5.6%
Commercial	350,747	42.0%	316,363	42.3%
Consumer residential construction	128,363	15.4%	135,820	18.2%
Commercial/residential construction	95,775	11.5%	64,542	8.6%
	616,994	73.9%	558,283	74.7%
Commercial	68,738	8.2%	60,854	8.2%
Loans secured by second mortgages on real estate	95,318	11.4%	79,771	10.7%
Consumer loans	53,029	6.3%	47,389	6.3%
Loans secured by deposits	1,272	0.2%	1,068	0.1%
Total loans	835,351	100.0%	747,365	100.0%
Unamortized loan (discounts) premiums	(186)		(273)
Unearned loan fees, net	(785)		(946)
	$834,380		$746,146

Allowance for Loan Losses and Credit Risk Management

We attempt to manage the risk characteristics of the loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances.  However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment.  Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

 We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses was $1.116 million and $2.511 million for the three months and nine months ended September 30, 2005, as compared to $692 thousand and $1.481 million for the same periods in 2004. Overall loan quality remained very strong and the provision for credit losses increased in an amount proportionate to the incremental inherent risk associated with growth in total loans. We recorded net charge-offs of $822 thousand during the first nine months of 2005 compared to net charge-offs of $873 thousand for the same period in 2004.

The allowance consists of three elements: (1) specific reserves for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance. The allowance does not provide for estimated losses stemming from uncollectible interest because we generally require all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

The process of establishing the allowance with respect to our commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. A significant portion of the risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by our internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. During the third quarter of 2005, management began including an environmental element to its analysis for loans which could be affected by environmental conditions.  Historical factors by product type are adjusted each quarter based on actual loss history. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and non-residential real estate portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

Consumer and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. The allowance at September 30, 2005 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.   The changes in the allowance are presented in the following table.

	Nine Months Ended
	September 30,
(dollars in thousands)	2005	2004
Allowance for loan losses, beginning of year	$9,580	$8,692
Loans charged off:
Commercial	(15)	(4)
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	—	(64)
Residential mortgages	—	—
Consumer	(1,072)	(962)
Total loans charged off	(1,087)	(1,030)
Recoveries:
Commercial	—	—
Commercial/residential construction	—	11
Commercial mortgages	—	—
Residential construction - consumer	34	—
Residential mortgages	—	—
Consumer	231	146
Total recoveries	265	157
Net charge-offs	(822)	(873)
Provision for loan losses	2,511	1,481
Allowance for loan losses, end of period	$11,269	$9,300
Loans (net of premiums and discounts):
Period-end balance	$834,380	$676,467
Average balance during period	792,263	635,982
Allowance as a percentage of period-end loan balance	1.35%	1.37%
Percent of average loans:
Provision for loan losses (annualized)	0.42%	0.31%
Net charge-offs (annualized)	0.14%	0.18%

                During the first nine months of 2005, annualized net charge-offs as compared to average loans outstanding decreased slightly to 0.14%, as compared to 0.18% during the same period of 2004, mostly due to higher recoveries of prior period charge-offs.  Nonperforming assets, expressed as a percentage of total assets, totaled 0.32% at September 30, 2005, down from 0.38% at December 31, 2004, but higher than 0.16% at September 30, 2004.  The decrease as compared to December 31, 2004 reflects a decrease in nonperforming assets of $321 thousand due primarily to a decline in nonperforming commercial mortgage loans.  Loans past due 90 days or more and still accruing totaled $1.275 million compared to $1.658 million at December 31, 2004 and $4.262 million as of September 30, 2004.  The decrease in delinquencies when compared to September 2004 reflects significant declines in our residential construction-consumer portfolio.

Loans are placed on nonaccrual status when they are past-due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

 The following table provides information concerning nonperforming assets and past-due loans:

	September 30,	December 31,	September 30,
(dollars in thousands)	2005	2004	2004
Nonaccruing loans	$3,441	$4,628	$1,836
Real estate acquired by foreclosure	931	65	45
Total nonperforming assets	$4,372	$4,693	$1,881

Loans past-due 90 days or more and accruing	$1,275	$1,658	$4,262

A loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days.   Commercial loans are evaluated individually for impairment.  Pools of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans are collectively evaluated for impairment.

As of September 30, 2005, we had impaired loans of $2.303 million.  A portion of the general allowance for loan losses in the amount of $968 thousand has been allocated to these loans.

At September 30, 2005, the allowance for loan losses represented 257.8% of nonperforming assets compared to 204.1% at December 31, 2004.

Deposits

Deposits totaled $870.574 million as of September 30, 2005, increasing $45.157 million or 5.5% from the December 31, 2004 balance of $825.417 million.  The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has not significantly changed during 2005 compared to December 31, 2004. Continued successful marketing campaigns have maintained a strong mix of noninterest checking accounts, NOW and money market accounts.  The deposit breakdown is as follows:

	September 30, 2005		December 31, 2004
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
NOW & money market savings deposits	$213,441	24.5%	$222,570	27.0%
Regular savings deposits	70,631	8.1%	68,642	8.3%
Time deposits	403,910	46.4%	373,667	45.3%
Total interest-bearing deposits	687,982	79.0%	664,879	80.6%
Noninterest-bearing demand deposits	182,592	21.0%	160,538	19.4%
Total deposits	$870,574	100.0%	$825,417	100.0%

                Core deposits represent deposits that we believe will not be affected by changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all non-interest bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of September 30, 2005, our core deposits were $570.556 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta (the “FHLB”), which totaled $85.000 million at both September 30, 2005 and December 31, 2004 and a long-term line of credit.  We maintain a long-term line of credit to fund Finance Maryland’s lending business.  As of September 30, 2005, total borrowings under this line were $33.420, up $9.051 million or 37.1% over the December 31, 2004 balance of $24.369 million.

Short-term FHLB advances increased $70.300 million from $132.000 million at December 31, 2004 to $202.300 at September 30, 2005.  During the first nine months of 2005, we repaid $10.000 million in repurchase agreements.  Short-term promissory notes increased $8.652 million to $38.944 million from $30.292 million at December 31, 2004.

On August 17, 2005, we formed Mariner Capital Trust VII, which issued $5.2 million of trust preferred securities at an initial variable interest rate of 5.76%, where the interest rate will reset quarterly. The preferred securities bear a maturity date of September 15, 2035, may be redeemed at any time after September 15, 2010, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

Results of Operations

Net Income

Nine Months Ended September 30, 2005:

For the nine months ended September 30, 2005, net income totaled $5.315 million compared to $4.255 million for the nine month period ended September 30, 2004.  Basic earnings per share for the first nine months of 2005 totaled $0.88 compared to $0.74 per share for the same period of 2004, while diluted earnings per share totaled $0.82 for the first nine months of 2005 compared to $0.67 for the first nine months of 2004.  Earnings for the nine months ended September 30, 2005 were driven by higher net interest income and noninterest income; offset somewhat by a higher provision for loan losses and growth in noninterest expenses, including income tax expense.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets,

the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets for the nine months ended September 30, 2005 was 0.54% compared to 0.52% for the corresponding period in 2004. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity for the nine months ended September 30, 2005 was 10.53% compared to 9.51% for the corresponding period in 2004.  The improvement in these ratios was due to higher net income in 2005.

Three Months Ended September 30, 2005:

For the third quarter of 2005, net income totaled $2.213 million compared to $1.575 million for the three month period ended September 30, 2004.  Basic earnings per share for the three month period ended September 30, 2005 totaled $.35 compared to $.27 per share for the same period of 2004.  Diluted earnings per share totaled $.34 for the third quarter of 2005 compared to $.25 for the third quarter of 2004.  Increased net income for the third quarter of 2005 was attributable to increases in net interest income and noninterest income, while noninterest expense, the provision for loan losses and income tax expense also increased.

Return on average assets for the three months ended September 30, 2005 was 0.63% compared to 0.54% for the corresponding period in 2004. Return on average equity for the three months ended September 30, 2005 was 12.66% compared to 10.28% for the corresponding period in 2004.  The improvement in these ratios was due to higher net income in 2005.

Net Interest Income

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of our earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government and the monetary policies of the Federal Reserve Board, are also determining factors.

Nine Months Ended September 30, 2005:

Net interest income for the first nine months of 2005 totaled $35.599 million, an increase of 14.1% over $31.210 million for the nine months ended September 30, 2004. The improvement in net interest income during 2005 was due primarily to an increase in the average balance of earning assets, from $1.021 billion for the nine months ended September 30, 2004 to $1.221 billion for the nine months ended September 30, 2005. The benefit realized from the increased volume of earning assets was partially offset by higher average balances of interest-bearing deposits and borrowings, which increased from $897.887 million for the nine months ended September 30, 2004 to $1.076 billion for the nine months ended September 30, 2005.

The yield on average assets increased from 6.18% for the nine months ended September 30, 2004 to 6.52% for the nine months ended September 30, 2005.  Rates on average interest-bearing liabilities increased as well from 2.45% for the nine months ended September 30, 2004 to 3.03% as of September 30, 2005.  As the rates on interest-bearing deposits increased more than the yields on interest-earning assets, the net interest margin decreased to 3.85% for the nine months ended September 30, 2005, as compared to 4.03% for the comparable period in 2004.

Interest income.  Total interest income increased by $12.299 million due to both increased rates on interest-earning assets and growth in average earning assets, but primarily due to growth in average loans and loans held for sale.  Average loans outstanding increased by $156.281 million, with increases in almost every loan category.  Average loans held for sale increased $54.559 million and average investment securities decreased by $7.199 million.  Yields on earning assets for the period increased to 6.52% from 6.18% due to the higher mix of loans and loans held for sale (which carry higher yields than investments and other earning assets) and increases in market interest rates.  The yield on total loans increased from 7.46% to 7.55% and was primarily driven by increased commercial mortgage, commercial construction, residential construction and consumer loan volume.

Interest expense.  Interest expense increased by $7.910 million, due to increases in both average interest-bearing liabilities, which increased by $178.231 million, and the average rate paid on interest-bearing liabilities, which increased from 2.45% for the nine months ended September 30, 2004 to 3.03% for the nine months ended September 30, 2005.  The increases in average interest-bearing deposits of $35.347 million and in the rate paid on deposits from 1.96% for the nine months ended September 30, 2004 to 2.34% for the nine months ended September 30, 2005 were driven primarily by increases in both the volume and rates of money market and time deposits.  An increase in average borrowings of $142.884 million was due to additional short-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).   The increase in the average rate paid on interest-bearing liabilities was primarily a result of increased mix of borrowings as a percentage of interest-bearing funding sources and higher interest rates.

Three Months Ended September 30, 2005:

Net interest income for the third quarter of 2005 totaled $12.415 million, an increase of 12.2% over $11.064 million for the three months ended September 30, 2004. The improvement in net interest income during 2005 was due primarily to an increase in the average balance of earning assets, from $1.066 billion for the three months ended September 30, 2004 to $1.289 billion for the three months ended September 30, 2005. The benefit realized from the increased volume of earning assets was partially offset by higher average balances of interest-bearing deposits and borrowings, which increased from $941.202 million for the three months ended September 30, 2004 to $1.143 billion for the three months ended September 30, 2005.

The yield on earning assets increased from 6.24% for the three month period ended September 30, 2004 to 6.68% for the three month period ended September 30, 2005. The benefit realized from increased yields on earning assets was more than offset by higher rates paid on interest-bearing deposits and borrowings, which increased from 2.45% for the three months ended September 30, 2004 to 3.26% for the three months ended September 30, 2005. As a result, the net interest margin decreased to 3.79% for the three months ended September 30, 2005, as compared to 4.08% for the comparable period in 2004.

Interest income.  Total interest income increased by $4.944 million due to both increased rates on interest-earning assets and growth in average earning assets, but primarily due to growth in average loans and loans held for sale.  Average loans outstanding increased by $177.055 million, with increases in almost every loan category.  Average loans held for sale increased $86.461 million and average investment securities decreased by $41.983 million.  Yields on earning assets for the period increased to 6.68% from 6.24% due to the higher mix of loans and loans held for sale and increases in market interest rates.  The yield on total loans increased from 7.51% to 7.66% and was primarily driven by increased commercial and residential construction, commercial mortgage and consumer loan volume.

Interest expense.  Interest expense increased by $3.593 million, due to increases in both average interest-bearing liabilities, which increased by $201.404 million, and the average rate paid on interest-bearing liabilities, which increased from 2.45% for the three months ended September 30, 2004 to 3.26% for the three months ended September 30, 2005.  The increases in average interest-bearing deposits of $39.244 million and in the rate paid on deposits from 1.95% for the three months ended September 30, 2004 to 2.51% for the three months ended September 30, 2005 were driven primarily by increases in both the volume and rates of money market and time deposits.  An increase in average borrowings of $162.160 million was due to additional short-term advances from the Federal Home Loan Bank of Atlanta.   The increase in the average rate paid on interest-bearing liabilities was a result of increased mix of borrowings as a percentage of interest-bearing funding sources and higher interest rates.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Loans:
Commercial loans and lines of credit	$67,384	$2,795	5.47%	$73,976	$3,265	5.80%
Comm/res construction	82,643	4,767	7.61%	49,030	2,736	7.33%
Commercial mortgages	327,751	16,889	6.80%	251,309	13,171	6.89%
Residential construction - consumer	131,042	6,938	7.07%	120,721	6,550	7.24%
Residential mortgages	42,501	1,881	5.90%	41,254	2,077	6.71%
Consumer	140,942	11,908	11.20%	99,692	8,133	10.78%
Total loans	792,263	45,178	7.55%	635,982	35,932	7.46%
Loans held for sale	99,690	4,430	5.93%	45,131	1,682	4.97%
Securities available for sale, at fair value	305,794	9,811	4.28%	312,993	9,762	4.16%
Interest-bearing deposits	8,987	177	2.63%	20,248	146	0.96%
Restricted stock investments, at cost	13,806	405	3.91%	6,951	180	3.46%

Total earning assets	1,220,540	60,001	6.52%	1,021,305	47,702	6.18%

Allowance for loan losses	(10,151)			(8,893)
Cash and other nonearning assets	111,998			87,921
Total assets	$1,322,387	60,001		$1,100,333	47,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$13,200	20	0.20%	$63,718	168	0.35%
Savings deposits	72,265	165	0.31%	66,424	182	0.37%
Money market deposits	203,603	2,093	1.37%	150,090	904	0.80%
Time deposits	391,977	9,618	3.28%	365,466	8,198	3.00%
Total interest-bearing deposits	681,045	11,896	2.34%	645,698	9,452	1.96%
Borrowings	395,073	12,506	4.23%	252,189	7,040	3.73%

Total interest-bearing liabilities	1,076,118	24,402	3.03%	897,887	16,492	2.45%

Noninterest-bearing demand deposits	172,517			139,051
Other noninterest-bearing liabilities	6,454			3,742
Stockholders’ equity	67,298			59,653
Total liabilities and stockholders’ equity	$1,322,387	24,402		$1,100,333	16,492

Net interest income/net interest spread		$35,599	3.49%		$31,210	3.73%
Net interest margin			3.85%			4.03%

(1)  Nonaccrual loans are included in average loans.

	For the Three Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Loans:
Commercial loans and lines of credit	$65,507	$879	5.25%	$68,089	$982	5.65%
Comm/res construction	93,424	1,909	8.00%	50,825	994	7.66%
Commercial mortgages	349,724	6,087	6.81%	260,212	4,508	6.78%
Residential construction - consumer	132,161	2,367	7.11%	125,807	2,316	7.32%
Residential mortgages	44,298	663	5.98%	42,334	678	6.41%
Consumer	147,937	4,340	11.54%	108,729	3,054	11.00%
Total loans	833,051	16,245	7.66%	655,996	12,532	7.51%
Loans held for sale	137,062	2,177	6.35%	50,601	674	5.32%
Securities available for sale, at fair value	295,052	3,196	4.33%	337,035	3,546	4.21%
Interest-bearing deposits	7,461	60	3.23%	14,551	41	0.97%
Restricted stock investments, at cost	16,080	131	3.26%	8,275	72	3.48%

Total earning assets	1,288,706	21,809	6.68%	1,066,458	16,865	6.24%

Allowance for loan losses	(10,753)			(9,096)
Cash and other nonearning assets	123,453			94,334
Total assets	$1,401,406	21,809		$1,151,696	16,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$13,726	8	0.22%	$65,168	45	0.27%
Savings deposits	72,661	56	0.30%	68,307	53	0.31%
Money market deposits	204,346	845	1.64%	146,730	296	0.80%
Time deposits	402,354	3,475	3.43%	373,638	2,809	2.99%
Total interest-bearing deposits	693,087	4,384	2.51%	653,843	3,203	1.95%
Borrowings	449,519	5,010	4.42%	287,359	2,598	3.60%

Total interest-bearing liabilities	1,142,606	9,394	3.26%	941,202	5,801	2.45%

Noninterest-bearing demand deposits	180,733			145,362
Other noninterest-bearing liabilities	8,136			3,858
Stockholders’ equity	69,931			61,274
Total liabilities and stockholders’ equity	$1,401,406	9,394		$1,151,696	5,801

Net interest income/net interest spread		$12,415	3.42%		$11,064	3.79%
Net interest margin			3.79%			4.08%

(1) Nonaccrual loans are included in average loans.

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below:

	For the Nine Months Ended			For the Three Months Ended
	September 30, 2005			September 30, 2005
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:
Loans:
Commercial loans and lines of credit	$(182)	$(288)	$(470)	$(67)	$(36)	$(103)
Comm/res construction	105	1,926	2,031	46	869	915
Commercial mortgages	(283)	4,001	3,718	21	1,558	1,579
Residential construction - consumer	(233)	621	388	(318)	369	51
Residential mortgages	(290)	94	(196)	(157)	142	(15)
Consumer	322	3,453	3,775	144	1,142	1,286
Total loans	(561)	9,807	9,246	(331)	4,044	3,713
Loans held for sale	377	2,371	2,748	153	1,350	1,503
Securities available for sale, at fair value	361	(312)	49	610	(960)	(350)
Interest-bearing deposits	188	(157)	31	142	(123)	19
Restricted stock investments, at cost	26	199	225	(31)	90	59

Total interest income	391	11,908	12,299	543	4,401	4,944

Interest paid on:
Interest-bearing deposits:
NOW deposits	(52)	(96)	(148)	(7)	(30)	(37)
Savings deposits	(40)	23	(17)	(2)	5	3
Money market deposits	791	398	1,189	399	150	549
Time deposits	805	615	1,420	437	229	666
Total interest-bearing deposits	1,504	940	2,444	827	354	1,181
Borrowings	1,052	4,414	5,466	697	1,715	2,412

Total interest expense	2,556	5,354	7,910	1,524	2,069	3,593

Net interest income	$(2,165)	$6,554	$4,389	$(981)	$2,332	$1,351

(1) Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

Noninterest Income

Noninterest income for the nine months ended September 30, 2005 was $16.674 million, an increase of $2.557 million or 18.1% for the comparable period of 2004.  Contributing to the higher noninterest income was an increase in gains on sale of mortgage loans and other mortgage-banking revenue of $1.726 million (+48.1%), due to increased volume of loans sold into the secondary market.  Mortgages sold into the secondary market increased 91.9% during the first nine months of 2005, compared to the same period of 2004.  Deposit service charges increased for the nine months ending September 30, 2005 due to the increased number of deposit accounts and higher overdraft revenue.  ATM fees increased by $241 thousand or 11.6% as a result of increased volume of ATM and debit card transactions.  As of September 30, 2005, the Bank had 52 ATM locations that it owns and operates and 143 ATM’s through third party agreements.  Commissions on sales of other insurance products grew by $624 thousand due to increased sales volume of insurance products sold through Finance Maryland.  Commissions on sales of nondeposit investment products decreased $168 thousand due to lower sales of fixed annuities.  Noninterest income for the first nine months of 2005 included no gains on sales of securities compared to $440 for the same period of 2004.

                For the three months ended September 30, 2005, noninterest income increased $1.984 million or 42.0% to $6.707 million compared to $4.723 million for the same period of 2004, reflecting higher levels of revenue in most major categories.  Gain of sale of mortgage loans and other mortgage-banking revenue increased $1.520 million or 144.6% due to increased volume of mortgage originations and sales of mortgages.  Deposit service charges rose $85 thousand or 4.8% and insurance sales commissions increased $288 thousand or 71.5%, as compared to the same period of 2004.

Noninterest expenses

For the nine months ended September 30, 2005, noninterest expenses increased $4.385 million or 11.6% to $42.305 million compared to $37.920 million for the same period of 2004.  Salary and employee benefits expenses increased $3.248 million due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care and higher performance-based incentive costs.  Occupancy expenses decreased $18 thousand from $4.610 million for the nine months ended September 30, 2004 to $4.592 million for the nine months ended September 30, 2005, reflecting a decrease in lease expense due to our purchase of our headquarters building in March of 2005.  Professional services increased $273 thousand due to higher legal fees and increased audit costs.  Advertising increased $77 thousand due to increased promotional activities.  Printing and postage expenses decreased due to a reduction in direct mail mortgage solicitations.

For the third quarter of 2005, noninterest expenses increased $1.991 million or 15.5% to $14.865 million, compared to $12.874 million for the same quarter of 2004.  Increases in salary and employee benefits expenses are related to the increased personnel costs for the consumer finance company and wholesale mortgage operations, higher benefit expenses and higher performance-based incentive costs.  The following table shows the breakout of noninterest expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004
Salaries and employee benefits	$8,054	$6,817	$23,017	$19,769
Net occupancy	1,701	1,586	4,592	4,610
Furniture, fixtures and equipment	779	790	2,296	2,255
Professional services	219	160	862	589
Advertising	300	336	1,090	1,013
Data processing	490	513	1,529	1,558
Service and maintenance	501	390	1,340	1,120
Office supplies	161	181	537	527
ATM servicing expenses	311	256	869	854
Printing	128	187	400	613
Corporate insurance	138	96	315	270
OREO expense	16	(32)	25	(81)
FDIC premiums	28	29	85	86
Consulting fees	182	105	490	244
Marketing/promotion	252	140	674	549
Postage	156	264	579	761
Overnight delivery/courier	211	193	591	550
Security	19	62	68	213
Dues and memberships	120	78	320	230
Loan collection expenses	125	95	344	237
Other	974	628	2,282	1,953
	$14,865	$12,874	$42,305	$37,920

Income Taxes

We recorded income tax expense of $2.142 million on income before taxes of $7.457 million, resulting in an effective tax rate of 28.7% for the nine month period ended September 30, 2005 in comparison to income tax expense of  $1.671 million on income before taxes of $5.926 million, resulting in an effective tax rate of 28.2% for the nine month period ended September 30, 2004.  The increase in the effective tax rate reflects lower levels of tax exempt interest income for income tax purposes relative to total pretax income.  There were no changes in the statutory income tax rates in 2005.

We recorded income tax expense of $928 thousand on income before taxes of $3.141 million, resulting in an effective tax rate of 29.5% for the three month period ended September 30, 2005 in comparison to income tax expense of $646 thousand on income before taxes of $2.221 million, resulting in an effective tax rate of 29.1% for the three month period ended September 30, 2004.  The increase in the effective tax rate reflects lower levels of tax exempt interest income for income tax purposes relative to total pretax income.  There were no changes in the statutory income tax rates in 2005.

Capital Resources

Stockholders’ equity increased $5.853 million in the first nine months of 2005 to $70.167 million from $64.314 million as of December 31, 2004.  Accumulated other comprehensive loss deteriorated by $2.719 million due to the decrease in fair values of securities classified as available for sale, which occurred as increases in market interest rates further devalued the available for sale securities portfolio.  Retained earnings grew by the retention of net income of $5.315 million for the first nine months of 2005.  Common stock and additional paid-in-capital increased by $3.257 million due to the sale of stock through the exercise of options and warrants, and shares purchased through the employee stock purchase plan ($4.835 million), offset by stock repurchases by the Company of $1.578 million.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the

Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2005	2004	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	7.0%	7.1%	4.0%
The Bank	6.5%	6.5%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	9.2%	9.3%	4.0%
The Bank	8.8%	8.7%	4.0%
Total capital to risk-weighted assets:
Consolidated	13.8%	14.1%	8.0%
The Bank	10.5%	10.2%	8.0%

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in our investment portfolio and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $368.478 million at September 30, 2005. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $166.336 million, or, 45.1% of the $368.478 million, are generally short-term in nature, satisfying cash requirements with principal repayments from sales of the properties financed. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commercial commitments to extend credit and unused lines of credit of $47.431 million, or 12.9% of the $368.478 million, at September 30, 2005 generally do not extend for more than 12 months. At September 30, 2005, mortgage loan commitments related to our mortgage-banking business amounted to $86.000 million and available home equity lines totaled $68.711 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations can be a significant use of liquidity.   As of September 30, 2005, we plan on expending less than $5 million in the next 12 months on our premises.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

 The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, deposit accounts and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $59.867 million at September 30, 2005 compared to $35.447 million as of December 31, 2004.  Our loan to deposit ratio stood at 95.8% as of September 30, 2005 and 90.4% at December 31, 2004.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained.  As of September 30, 2005, we maintained lines of credit totaling $577.419 million, with available borrowing capacity of $86.383 million based upon loans and investments available for pledging.

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material for 2005 or 2004.

Off-Balance Sheet Arrangements

We enter into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. In addition, the Company has certain operating lease obligations.

Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Results of operations for financial institutions, including us, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our loan portfolio is concentrated primarily in central Maryland and portions of Maryland’s eastern shore and is, therefore, subject to risks associated with these local economies.

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2005, we had a one year cumulative positive gap of approximately $131.300 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2005, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in the treasury yield curve:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	1.00%	0.00%

                Both of the above tools used to assess interest rate risk have strengths and weaknesses.  Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously.  In addition, gap reports depict the existing structure,excluding exposure arising from new business.  While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective and are subject to the risk that past historical activity may not generate accurate predictions of the future.  The model also assumes parallel movements in interest rates, which means both short-term and long-term rates will change equally.  Nonparallel changes in interest rates (short-term rates changing differently from long-term rates) could result in significant differences in projected income amounts when compared to parallel tests.  Both measurement tools taken together, however, provide an effective evaluation of our exposure to changes in interest rates, enabling management to better control the volatility of earnings.

A significant portion of our noninterest income is comprised of gains from sales of mortgage loans and other mortgage-banking revenue.  Revenue from mortgage-banking activities can vary significantly due to changes in short-term and long-term interest rates, which can affect the volume of loans originated.  Therefore, our net income may be impacted by fluctuations in interest rates, which may impact our mortgage loan origination volume and related revenue.

Rate Lock Commitments

We enter into rate lock commitments, under which we, through the mortgage-banking segment, originate residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 days to 90 days. For these rate lock commitments, we protect the Company from changes in interest rates through the use of best efforts forward delivery commitments, whereby we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, we are not exposed to losses nor will we realize gains related to rate lock commitments due to changes in interest rates.

Item 4  — Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

We are party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of its Common Stock for the third quarter of 2005:

	Total			Maximum
	Number	Average	Total Number	Number of
	of Shares	Price Paid	of Shares	Shares Yet
	Purchased	Per Share	Held By Plan	to Purchase
July 2005	—	$—	132,425	167,575
August 2005.	—	—	132,425	167,575
September 2005	—	—	132,425	167,575

(1) On July 20, 2004, the Company announced that its Board of Directors approved a share repurchase program of up to 300,000 shares (approximately 5%) of the our outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. During the nine months ended September 30, 2005, we repurchased a total of 94,750 shares of our common stock at an approximate cost of $1.578 million.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

See Attached Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	11/9/05	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/9/05	By:	/s/ Mark A. Keidel
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

10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner’s Form 10-Q for the quarter ended June 30, 2002)

10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on April 5, 2002)

10.10	Lease Agreement dated as of March 1, 2003 between Building No. 2 LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.11	Lease Agreement dated March 1, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.12

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Edwin F. Hale, Sr. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.13

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Joseph A. Cicero (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.14

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and George H. Mantakos (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.15

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.16

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.17

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Brett J. Carter (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended September 30, 2003)

10.19	First Mariner Bancorp 2004 Long Term Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 1, 2004)

10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed on April 1, 2004)

10.21	Purchase and Sale Agreement dated October 20, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2004)

10.22	Form of Non-Qualified Stock Option Agreement under the 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)

10.23	Form of Incentive Stock Option Award Agreement under the 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 31, 2005)

10.24	Lease Agreement dated May 12, 2005 between First Mariner Bancorp and Hale Properties, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2005)

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.0	Risk Factors (incorporated by reference to Exhibit 99 to the Company’s Form 10-K for the year ended December 31, 2004.)