Form 10-K
period 2005-12-31
FIRST MARINER BANCORP
filed 2006-03-16
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.
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

COMMON STOCK, par value $0.05 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $77.190 million. Shares of Common Stock owned by each executive officer and directors have not been included as such persons are deemed to be affiliates.

The number of shares of common stock outstanding as of March 1, 2006 is 6,268,262 shares.

Documents incorporated by reference:
Proxy Statement—Part III.

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2005

PART I

ITEM 1                   BUSINESS

General

First Mariner Bancorp (“First Mariner,” on a parent only basis, and “we,” “our,” or “us,” on a consolidated basis) is a financial holding company whose business is conducted primarily through its wholly owned operating subsidiaries: First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). We were formed in 1995 and have grown to become the fourth largest publicly traded bank holding company headquartered in Maryland, with total assets in excess of $1.362 billion as of December 31, 2005. Our executive offices are located in the Canton area of Baltimore City at 3301 Boston Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600. We maintain internet sites located at www.1stmarinerbank.com, www.1stmarinerbancorp.com, www.1stmarinermortgage.com, www.vamortgage.com and www.financemaryland.com.

The Bank is our largest operating subsidiary with assets exceeding $1.278 billion as of December 31, 2005. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for it’s core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, operates on a regional and even national basis. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 14 branches and a central approval office in the state of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $49.271 million as of December 31, 2005.

FM Appraisals, which commenced operations in the fourth quarter of 2003, is a residential real estate appraisal preparation and management company that is headquartered in Baltimore City. FM Appraisals offers appraisal services for residential real estate lenders, including appraisal preparation, the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals has historically provided these services to First Mariner Mortgage, but expects to market appraisal management services to outside lenders in 2006.

Since our formation in 1995, our business strategy has focused on development of an operational and retail distribution infrastructure to create a platform to support the generation of assets and deposits. At our inception, we had 20 employees, four full service branches and two ATMs in the Baltimore region, with total assets of $35.2 million, loans of $20.4 million, and deposits of $24.6 million. At December 31, 2005, we had over 730 employees, 25 full service bank branches, 12 mortgage loan offices, 18 consumer finance offices, and approximately 195 ATMs (53 owned by us and 142 available to our customers through third party agreements) with total assets of $1.362 billion, loans of $851.586 million and deposits of $876.010 million. We earned net income of $7.822 million for the year ending December 31, 2005.

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

Mortgage-Banking.   Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration (“FHA”) and the federal Veterans Administration (“VA”) loans, conventional and nonconforming first and second mortgages, reverse mortgages, and construction and permanent financing. We intend to improve our competitive position in our markets by streamlining the mortgage underwriting process through the introduction of advanced technology, and development of new products to meet our customers’ needs.

Community Reinvestment Act.   We have a strong commitment to our responsibilities under the federal Community Reinvestment Act (the “CRA”) and actively search for opportunities to meet the development needs of all members of the communities we serve, including persons of low to moderate income in a manner consistent with safe and sound banking practices. We currently fulfill this commitment by participating in loan programs sponsored or guaranteed by the FHA, the VA, the federally funded American Dream Downpayment Initiative, the Maryland Mortgage Program (CDA), the Federal Home Loan Bank of Atlanta Closing Cost Assistance Program, the Section 8 to Home-Ownership Program and the Settlement Expense Loan Program.

Consumer Finance.   We offer a wide variety of consumer finance products through Finance Maryland, which was formed in July 2002, and is currently focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller than those originated by the Bank (approximately $2,300), and Finance Maryland currently serves approximately 19,000 customers in Maryland and Delaware.

Our Lending Activities

Loan Portfolio Composition.   At December 31, 2005, our loan portfolio totaled $851.586 million, representing approximately 62.5% of our total assets of $1.362 billion. Our loans are generally secured by residential and commercial real estate, and over 85% of our total loans as of December 31, 2005 were secured by real estate. The majority of our lending activity is in the Mid-Atlantic region. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2005 for more detailed information concerning the composition of our loan portfolio.

Real Estate Development and Construction Loans.   We provide interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy their single-family dwellings. Our real estate development and construction loans provide interim financing on properties and are generally made for 80% or less of the appraised value of the property, taking into consideration private mortgage insurance. Our real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements.

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

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2005 for more detailed information concerning our real estate development and construction lending.

Residential Real Estate Mortgage Loans.   We originate adjustable and fixed-rate residential mortgage loans. Our mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. We will place some of these loans into our portfolio, although the vast majority are ultimately sold to investors.

Commercial Real Estate Mortgage Loans.   We originate mortgage loans secured by commercial real estate. These loans are primarily secured by office buildings, retail buildings, warehouses and general-purpose business space. Although terms may vary, our commercial mortgages generally have maturities of ten years or less. It is our general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

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

Consumer Loans.   The Bank and Finance Maryland offer a variety of consumer loans. Consumer loans originated by the Bank are typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years. We do offer home equity products with loan to values of up to 100%, and mitigate our risk of loss on higher loan to value products with private mortgage insurance. The interest rates on our closed-end home equity loans are generally fixed, while interest rates on our home equity lines of credit are variable. Consumer finance products offered through Finance Maryland include loans for the purchase of consumer goods, direct cash lending, loans for seasonal purposes, and loans originated though direct mail solicitation. Loans made by Finance Maryland are generally for terms less than five years, carry a fixed rate of interest, and are generally secured by consumer goods, including automobiles. Finance Maryland also originates a limited number of closed-end home equity loans.

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

Our loan approval policies provide for various levels of individual lending authority. The maximum lending authority granted to any one individual is $500,000. Our loan committee of the Board of Directors is authorized to approve loans up to our banking subsidiary’s legal lending limit, which approximates $15.8 million as of December 31, 2005. We have established an in-house limit of $3.0 million, which is reviewed periodically by the Board of Directors, and do have loans to a limited number of customers in excess of that amount.

We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we and our borrowers are affected by the economic conditions prevailing in our market area. Approximately 81% of our real estate development and construction loan portfolio consisted of loans to Maryland customers; an additional 18% consisted of loans to customers in the surrounding states and the District of Columbia; and less than 1% consisted of loans to customers in other states in the country. Approximately 79% of our commercial loan portfolio (both commercial and commercial real estate) consisted of loans to Maryland customers with an additional 16% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 5% of our portfolio.

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

Market

We consider our core market area to be the communities within the Baltimore/Washington corridor, including the eastern shore of Maryland and particularly Baltimore City and the counties of Baltimore, Anne Arundel, Harford, and Howard. Lending activities are broader and include areas outside of our core market area such as other Maryland counties, the District of Columbia and certain markets in contiguous states.

Our Competition

We operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts, mortgage companies, finance companies, Internet-based financial companies and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving banks in our market area have occurred recently, requiring us to compete with banks and finance companies with greater resources.

The primary factors we face in competing for deposits are interest rates, personalized service, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, responsiveness, and personalized service. Competition for loans comes primarily from other commercial banks, savings associations, mortgage-banking firms, credit unions, finance companies and other financial intermediaries. Many of the financial institutions operating in our market area offer certain services such as trust and international banking, which we do not offer, and have greater financial resources or have substantially higher lending limits.

To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs. In those instances where we are unable to accommodate a customer’s needs, we will arrange for those services to be provided by other financial institutions with which we have a relationship.

Current banking laws facilitate interstate branching and merger activity among banks. This may result in an even greater degree of competition in the banking industry and we may be brought into competition with institutions with which we do not currently compete. As a result, intense competition in our market area may be expected to continue for the foreseeable future.

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

Federal Financial Holding Company Regulation and Structure.   First Mariner is a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”). First Mariner is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. The Federal Reserve may conduct examinations of First Mariner and its subsidiaries.

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

With prior approval of the Federal Reserve, First Mariner may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Under current Federal Reserve regulations, such permissible nonbank activities include mortgage-banking, equipment leasing, securities brokerage and consumer and commercial finance company operations.

First Mariner’s subsidiary bank is subject to certain quantitative and qualitative restrictions on extensions of credit to the financial holding company or its subsidiaries, investments in its securities, and the use of its securities as collateral for loans to any borrower. These regulations and restrictions may limit the ability to obtain funds from First Mariner’s subsidiary bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a bank may not generally require a customer to obtain other services from itself or its affiliates, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for financial holding companies and their non-banking subsidiaries. Such rules were retained for banks.

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

The CRA requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods and families, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory.”

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. FDICIA also imposed new capital standards on insured depository institutions. Institutions that fail to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes the Bank meets substantially all standards which have been adopted.

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

Financial Services Modernization.   Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act (“GLBA”) revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLBA, bank holding companies can elect, subject to certain qualifications, to become a “financial holding company.” First Mariner made an election to become a financial holding company in 2002 and, as such, First Mariner may engage in activities that are in addition to the business of banking. The GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. The GLBA also permits certain qualified national banks to form “financial subsidiaries,” which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The GLBA may increase the competition we encounter.

Deposit Insurance.   As an FDIC member institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Savings Association Insurance Fund (“SAIF”), administered by the FDIC. Insured financial institutions are members of either SAIF or the Bank Insurance Fund (“BIF”). SAIF members generally are savings and loan associations or savings banks, including banks and trust companies that have converted from a savings and loan association or savings bank to a commercial bank or trust company or bank and trust companies that have acquired SAIF deposits. The Bank is a converted federal savings bank; therefore, its deposits are insured through SAIF. Mergers or transfers of assets between SAIF and BIF members generally are permitted with the assuming or resulting depository institution making payments of SAIF assessments on the portion of liabilities attributable to the SAIF-insured institution.

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

On February 8, 2006, the Federal  Deposit Insurance Reform Act (“Reform Act”) of 2005 was signed into law. The Reform Act increases the general limit on deposit insurance based on consumer price inflation, with the first increase taking effect on January 1, 2011, and additional adjustments made every five years thereafter. In addition, the Reform Act gives the FDIC the authority to manage its reserves more flexibly and over a longer time horizon by rescinding the automatic trigger of 1.25% of estimated insured deposits.

Limits on Dividends and Other Payments.   First Mariner’s current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like the Bank if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.” See “Federal Deposit Insurance Corporation Improvement Act of 1991” below. We do not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Capital Requirements.   The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (limited to one-third of other Tier 1 components), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. “Tier 2,” or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities (above amounts not qualifying as Tier 1 capital), qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to quarterly average assets, referred to as the leverage capital ratio, of at least 4%. First Mariner and the Bank maintained capital ratios that exceeded these minimum standards. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2005 for more detailed information concerning capital adequacy.

Federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank utilizes IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years.

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

Federal Deposit Insurance Corporation Improvement Act of 1991.   In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings, or liquidity.

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

Interstate Banking Legislation.   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) was enacted into law on September 29, 1994. Riegle-Neal authorized federal banking agencies to approve interstate bank merger transactions even if such transactions are prohibited by the laws of a state. An exception to such authorization arises if the home state of one of the banks that is a party to the merger transaction opted out of the merger provisions of Riegle-Neal by adopting a law after the date of the enactment of the Riegle-Neal and prior to June 1, 1997. These laws must apply equally to all out-of-state banks and expressly prohibit merger transactions involving out-of-state banks. Riegle-Neal also permits interstate branch acquisitions if the laws of the state where the branch is located permits interstate branch acquisitions. The interstate merger and branch acquisitions permitted by Riegle-Neal are subject to nationwide and statewide insured deposit limitations as described in Riegle-Neal.

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

Privacy Legislation.   Current Federal banking rules limit the ability of banks and other financial institutions to disclose non-public financial information about customers to non-affiliated third parties. Under these rules, financial institutions must provide initial notices to customers about their privacy policies that provide a description of the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates. Institutions must also provide annual notices to current customers that provide a reasonable method for customers to “opt out” of disclosures to non-affiliated parties. These policies affect how customer information is transmitted through diversified financial companies and conveyed to third parties. We have implemented our privacy policies in accordance with the law.

USA Patriot Act.   The USA Patriot Act of 2001 significantly increased the anti-money laundering and financial transparency laws to require additional due diligence for financial institutions. The law set standards for verifying customer information at account opening and maintenance of records, and created rules to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. The law requires reporting of financial businesses to report cash transactions in excess of $10,000 to the U.S. Treasury Department, and also requires reporting of suspicious customer activities.

Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as the

Company, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: 1) new requirements for audit committees, including independence, expertise, and responsibilities; 2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; 3) new standards for auditors and regulation of audits; 4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and 5) new and increased civil and criminal penalties for violation of the securities laws.

Economic Monetary Policies and Economic Controls

We are affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on our earnings cannot be predicted. However, our earnings will be impacted by movement in interest rates, as discussed in Part II Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 1A           RISK FACTORS

Our Future Depends on the Successful Growth of the Bank and Finance Maryland

Our primary business activity for the foreseeable future will be to act as a financial holding company. Our future profitability will therefore depend on the success and growth of First Mariner Bank (the “Bank”) and Finance Maryland, LLC (“Finance Maryland”). Our growth will depend, in large part, on our ability to leverage our existing infrastructure. The inability of the Bank to expand its business without substantially increasing the number of branches, the inability of our mortgage division to grow its residential mortgage business without substantially increasing its number of offices, or the inability of Finance Maryland to grow its consumer portfolio without substantially increasing its number of offices may prevent us from realizing our growth objectives.

A Significant Amount of Our Business is Concentrated in Real Estate Lending, and Most of this Lending Involves Maryland Real Estate

Approximately 28% of our loan portfolio is comprised of commercial and consumer real estate development and construction loans, which are secured by the real estate being developed in each case. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner, or according to original specifications. Real estate development and construction projects that are not completed in a timely manner, or according to original specifications, are generally less marketable than projects that are fully developed. The loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2005, approximately 85% of the Bank’s loans have real estate as a primary, secondary or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, because most of our loans are concentrated in Maryland, a decline in local economic conditions could adversely affect the values of real estate in Maryland. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Mortgage-Banking Activities Generate a Significant Portion of Our Noninterest Income

A significant portion of our business involves making residential mortgage loans through our mortgage division, which accounted for over 31% and 25% of our noninterest income for the years ended December 31, 2005 and 2004, respectively. Real estate loan origination activity, including refinancings, is generally greater during periods of low or declining interest rates and favorable economic conditions, and has been favorably affected by relatively lower market interest rates during the past three years. There is no assurance that such favorable conditions will continue; any adverse change in market conditions could have an adverse impact on our earnings. Moreover, most of our residential mortgage loans are secured by Maryland real estate; therefore, a decline in local economic conditions could also adversely impact our earnings.

We May Experience Loan Losses in Excess of the Allowance

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical loss experience in the loan portfolios, the levels and trends in past-due and nonaccrual loans, the status of nonaccrual loans and other loans identified as having the potential for further deterioration, credit risk and industry concentrations, trends in loan volume, the effects of any changes in lending policies and procedures or underwriting standards, and a continuing evaluation of the economic environment.

Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if regulatory authorities require the Bank or Finance Maryland to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2005, the allowance for loan losses was $11.743 million, which represented 1.38% of outstanding loans, net of unearned income. At such date, we had nonaccruing loans totaling $3.019 million. Management actively administers its nonaccruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to non performing or performing loans. Material additions to the allowance for loan losses would result in a decrease in net income and capital, and could have a material adverse effect on us.

We currently hold a significant level of Bank Owned Life Insurance

We currently hold a significant level of Bank Owned Life Insurance on key employees and executives that have cash surrender values of $27.375 million as of December 31, 2005. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee, or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

Economic Conditions and Monetary Policy

Our operating results will depend to a great extent upon the rate differentials between the yields earned on our loans, securities and other earning assets and the rates paid on our deposits and other interest-bearing liabilities. These rate differentials are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, in particular the Federal Reserve Board. The makeup of our loan and deposit portfolios, in particular, determines our sensitivity to these factors. At December 31, 2005, we had a one year cumulative interest sensitivity gap of $167.664 million. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

Like other depository institutions, the Company is affected by the monetary policies implemented by the Federal Reserve Board and other federal entities. A primary instrument of monetary policy employed by the Federal Reserve Board is the restriction or expansion of the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on our operations. In particular, our ability to make loans, attract deposits and realize gains on the sale of residential mortgage loans, as well as public demand for loans, could be adversely affected. See Item 1—“ Business—Economic Monetary Policies and Economic Controls.”

Our Ability to Pay Cash Dividends is Limited

Holders of shares of our common stock are entitled to dividends if declared by our board of directors out of funds legally available for that purpose. Although the board of directors has declared cash dividends in the past, it has discontinued such payments to conserve cash and capital resources, and does not intend to declare cash dividends until current earnings are sufficient to generate adequate internal capital to support growth. Our current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon us by the policies of federal regulators, including the FRB’s November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition.

Our ability to pay dividends is further subject to our ability to make payments of interest under junior subordinated debentures due through 2035 held by our statutory trusts Mariner Capital Trust II, III, IV, V, VI, VII, and VIII (“the trusts”). These payments are necessary to fund the distributions that the trusts each must pay to holders of its trust preferred securities (collectively, the “Mariner Trust Preferred Securities”). If we are unable to make such payments, if we determine to defer such payments, or if we default under our other obligations in connection with the Mariner Trust Preferred Securities, we will not be permitted to pay dividends to holders of our common stock until such time as we recommence making payments or are not otherwise in default.

In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank and Finance Maryland.

Our Management Controls a Significant Percentage of Our Stock

At December 31, 2005, our directors and executive officers beneficially owned approximately 30% shares of our common stock (either directly or with options or warrants), or 22% of our outstanding shares of common stock. Edwin F. Hale, Sr., who is our Chairman, Chief Executive Officer, and largest stockholder, beneficially owns 1,412,941 shares of common stock (with options), or 20% of our outstanding shares of common stock as of December 31, 2005. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

Our Stock is Not Heavily Traded

The average daily trading volume of our shares on The Nasdaq National Market for the previous three months was approximately 6,700 shares. Thus, our common stock is not heavily traded and can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our stockholders may not be able to trade large blocks of shares at the volumes, prices, or times that they desire.

Our Stock is Not Insured

Investments in the shares of our common stock are not deposits and are not insured against loss by the government.

We Operate in a Competitive Market

We operate in a competitive environment, competing for deposits, loans and customers with commercial banks, thrifts, finance companies, and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market, and mutual funds, and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, consumer finance companies, credit unions, and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment, and international banking services, which we do not offer. In addition, companies with a larger capitalization and financial intermediaries not subject to regulatory restrictions, have larger lending limits, and are thereby able to serve the needs of larger customers. Finally, our continued growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing, and technical personnel. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

Contracts With Our Officers May Discourage a Takeover or Adversely Affect Our Takeover Value

We have entered into change in control agreements with six of our officers. These agreements provide for a payment to each officer of a multiple (ranging from 1 to 2.99) of his or her salary and bonus upon the occurrence of either a change in control that results in the loss of employment or a significant change in his or her employment. Thus, we may be required to make significant payments in the event that the rights under these agreements are triggered by a change in control. As a result, these contracts may discourage a takeover, or adversely affect the consideration payable to stockholders in the event of a takeover.

Our Articles of Incorporation and Bylaws May Discourage a Corporate Takeover

Our Amended and Restated Articles of Incorporation (“Articles”), and Amended and Restated Bylaws (“Bylaws”), contain certain provisions designed to enhance the ability of the board of directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of our board of directors into three classes; directors of each class serve for staggered three year periods. The Articles also provide for supermajority voting provisions for the approval of certain business combinations. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by our board of directors, but pursuant to which stockholders might receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of our board of directors and of management more difficult and, therefore, may serve to perpetuate current management. Further, such provisions could potentially adversely affect the market price of the common stock.

ITEM 1B              UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the staff of the Securities and Exchange Commission at December 31, 2005.

ITEM 2                   PROPERTIES

We own our executive offices located at 3301 Boston Street, Baltimore, Maryland. This location also houses a Bank branch and drive-up banking and customer parking facilities.

We lease an operations facility at 1516 Baylis Street, Baltimore, Maryland. We occupy approximately 34,500 square feet of office space. Annual rent is approximately $389,000 for the office space.

We operate retail bank branches at the following locations:*

Annapolis(2)	Loch Raven(1)
161 A Jennifer Road	1641 East Joppa Road
Annapolis, MD 21401-7923	Baltimore, MD 21286-2300
Arbutus(2)	Lutherville/Timonium(2)
3720 Washington Blvd., Suite 100	1738 York Road
Baltimore, MD 21227-1656	Lutherville, MD 21093-5606
Bel Air(3)	Ocean City(2)
12 A Bel Air South Parkway	12505 Coastal Highway
Bel Air, MD 21015-3964	Ocean City, MD 21842-4781
Canton/Headquarters(1)	Odenton(1)
3301 Boston Street	1600 Annapolis Road
Baltimore, MD 21224-4974	Odenton, MD 21113-1002
Carroll Island(2)	Owings Mills(2)
176 Carroll Island Road	60 Painters Mill Road
Baltimore, MD 21220-2208	Owings Mills, MD 21117-3604
Cockeysville(3)	Perry Hall (1)
9840 York Road	8843 Bel Air Road
Cockeysville, MD 21030-4914	Perry Hall, MD 21236-2403
Columbia(2)	Pikesville(1)
8835 Centre Park Drive, Suite 100	1013 Reisterstown Road
Columbia, MD 21045-2114	Baltimore, MD 21208-4207
Crofton(3)	Pikesville Drive-Thru(2)
1049 MD Route 3	1100 Reisterstown Road
Gambrills, MD 21054-1722	Baltimore, MD 21208-4207
Downtown Baltimore(2)	Randallstown(1)
16 South Calvert Street	9833 Liberty Road
Baltimore, MD 21202-1305	Randallstown, MD 21133-2034
Dundalk(2)	Severna Park(2)
7860 Wise Avenue	366A Gov Ritchie Highway
Baltimore, MD 21222-3338	Severna Park, MD 21146-2911
Easton(2)	Towson(1)
8133 Elliott Road, Suite #1	115 East Joppa Road
Easton, MD 21601-7184	Baltimore, MD 21286-3113
Ellicott City(3)	White Marsh(1)
10065 Baltimore National Pike	10101 Philadelphia Road
Ellicott City, MD 21042-3611	Baltimore, MD 21237-3411
Glen Burnie(2)	Woodlawn(3)
305 South Crain Highway	7007 Security Boulevard
Glen Burnie, MD 21061-3110	Baltimore, MD 21244-2514

*                    For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)          Company owns branch

(2)          Company leases branch

(3)          Company owns branch, but leases related land

For more information on our lease commitments and costs see Note 7 of the notes to the consolidated financial statements.

We operate mortgage offices at the following locations:

Annandale, VA(2)	Loch Raven(1)
7010 Little River Turnpike, Suite 140	1641 East Joppa Road, 2nd Floor
Annandale, VA 22003	Baltimore, MD 21286
Annapolis(2)	Prince Georges(2)
2086 Generals Highway, 2nd Floor	7905 Malcolm Road, Suite 101
Annapolis, MD 21401	Clinton, MD 20735
Canton/Headquarters(1)	Salisbury(2)
3301 Boston Street	309 E. Main Street, Suite 100
Baltimore, MD 21224	Salisbury, MD 21801
Crofton(3)	Waldorf(2)
1049 MD Route 3, 2nd floor	3200 Crain Highway, Suite 102
Gambrills, MD 21054	Waldorf, MD 20603
Ellicott City(3)	White Marsh(1)
10065 Baltimore National Pike	10101 Philadelphia Road
Ellicott City, MD 21042	White Marsh, MD 21237
Fairfax Wholesale(2)	Wilmington(2)
3975 Fair Ridge Dr., Ste 300	3301 Lancaster Pike, Suite 5B
North Tower	Wilmington, DE 19805
Fairfax, VA 22033

(1)          Company owns office

(2)          Company leases office

(3)          Company owns office, but leases related land

We operate consumer finance offices at the following locations which are leased by Finance Maryland:

Bel Air	Overlea
225 Briarhill Place, Suite I-1	7682 Belair Road
Bel Air, MD 21015	Baltimore, MD 21236
Bowie	Randallstown
3440 Crain Highway	3537 Brenbrook Drive
Bowie, MD 20716	Randallstown, MD 21133
Dundalk	Salisbury
1770 Merritt Blvd.	319 B Civic Avenue
Baltimore, MD 21222	Salisbury, MD 21804
Easton	Woodlawn
8223-17 Elliott Road	6666 Security Blvd., Suite 16
Easton, MD 21601	Baltimore, MD 21207
Essex	Canton/Headquarters/Central Approval
511A Eastern Blvd.	3301 Boston Street
Essex, MD 21221	Baltimore, MD 21224
Frederick	Bear, Delaware
454 Prospect Blvd	1831 Pulaski Highway
Frederick, MD 21702	Bear, DE 19701
Glen Burnie	Dover, Delaware
7400 Ritchie Highway, Suite E	222 S. Dupont Hwy, Ste 101
Glen Burnie, MD 21061	Dover, DE 19901
Hagerstown	Milford, Delaware
1423 Dual Hwy	975A Dupont Blvd
Hagerstown, MD 21740	Milford, DE 19963
Laurel	Seaford, Delaware
3421 Fort Meade Rd	1026 West Stein Highway
Laurel, MD 20707	Seaford, DE 19973
North East
113 North East Plaza
North East, MD 21901

Our bank branches range in total size from 2,000 to 4,000 square feet, mortgage offices generally range from 1,200 to 2,000 square feet and our Finance Maryland offices from 800 to 1,600 square feet. All of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

In May of 2005, we signed a lease for approximately 56,500 square feet of office space currently under construction by a company owned by our CEO, Edwin F. Hale, Sr. On November 15, 2005, we signed an amendment to the lease that increased the square footage we will occupy to 74,061. This new building is adjacent to the current headquarters building and is anticipated to be completed in the second quarter of 2006. At that time, the operations facility at 1516 Baylis Street will be vacated.

ITEM 3                   LEGAL PROCEEDINGS

We are party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2005.

ITEM 4A           EXECUTIVE OFFICERS OF THE REGISTRANT

Edwin F. Hale, Sr.(age 59) has been Chairman and Chief Executive Officer of First Mariner and of the Bank since 1995. Joseph A. Cicero (age 61) has been the President of First Mariner and Chief Operating Officer of the Bank since 1996. George H. Mantakos (age 63) has been Executive Vice President of First Mariner, and the President of the Bank since 1995. Mark A. Keidel (age 44) has been Senior Vice President and Chief Financial Officer of First Mariner and the Bank since June 2000.

PART II

ITEM 5                   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades on The Nasdaq National Market under the symbol “FMAR.” The table below sets forth for the periods indicated the low and high market prices of our common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions. We currently have approximately 2,800 stockholders, and we did not pay a cash dividend in 2004 or 2005.

	Low	High
2005 Quarter ended:
Fourth quarter	$16.50	$18.45
Third quarter	16.05	18.86
Second quarter	15.18	17.82
First quarter	17.30	18.30
2004 Quarter ended:
Fourth quarter	$16.80	$17.91
Third quarter	15.51	17.20
Second quarter	15.65	19.75
First quarter	17.65	20.03

Equity Compensation Plan Information

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	981,934	$12.16	269,465
Equity compensation plans not approved by security holders	—	—	—
Total	981,934	$12.16	269,465

Issuer Purchases of Equity Securities(1)

The following table sets forth the Company’s purchases of its Common Stock for the most recent fiscal quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
October 2005	—	—	132,425	167,575
November 2005	—	—	132,425	167,575
December 2005	—	—	132,425	167,575

(1)          On July 20, 2004, the Company announced that its Board of Directors approved a share repurchase program of up to 300,000 shares (approximately 5%) of the Company’s outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. The Company did not repurchase any shares of our common stock during the quarter ended December 31, 2005.  During the year ended December 31, 2005, the Company repurchased a total of 94,750 shares of our common stock at an approximate cost of $1.578 million.

ITEM 6                   SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Net interest income	$47,723	$42,441	$34,411	$30,988	$25,874
Provision for loan losses	3,287	2,243	2,536	2,175	1,625
Noninterest income	23,015	19,190	21,086	14,994	10,741
Noninterest expense	56,340	50,926	45,883	37,973	31,296
Income tax expense	3,289	2,361	1,771	1,930	1,390
Net income	7,822	6,101	5,307	3,904	2,304
Consolidated Balance Sheet Data:
Total assets	$1,362,478	$1,250,531	$1,057,853	$871,152	$778,525
Loans receivable, net	839,843	736,566	601,155	526,777	463,141
Deposits	876,010	825,417	747,733	668,169	600,588
Long-term borrowings and repurchase agreements	131,000	134,369	110,000	85,000	85,000
Stockholders’ equity	72,375	64,314	58,434	51,126	44,008
Per Share Data:
Number of shares of common stock outstanding at year end	6,262,442	5,826,011	5,693,637	5,394,586	5,367,270
Net income:
Basic	$1.28	$1.06	$0.97	$0.73	$0.58
Diluted	1.20	0.96	0.88	0.69	0.57
Cash dividends declared	—	—	—	—	—
Performance and Capital Ratios:
Return on average assets	0.59%	0.54%	0.57%	0.49%	0.32%
Return on average equity	11.44%	10.11%	9.76%	8.20%	6.98%
Dividend payout ratio	—	—	—	—	—
Net interest margin	3.88%	4.06%	3.99%	4.17%	3.86%
Average equity to average assets	5.13%	5.36%	5.83%	5.99%	4.65%
Year-end Tier 1 leverage ratio	7%	7%	8%	8%	8%
Tier 1 capital to risk-weighted assets	10%	9%	10%	10%	11%
Total capital to risk-weighted assets	15%	14%	15%	13%	13%
Asset Quality Ratios:
Nonperforming assets to total assets	0.29%	0.38%	0.48%	0.40%	0.56%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.38%	1.28%	1.43%	1.35%	1.18%
Nonperforming and past-due loans	244.14%	150.84%	118.61%	55.85%	57.59%
Net charge-offs to average total loans, net of unearned income	0.14%	0.21%	0.19%	0.10%	0.10%

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report on Form 10-K may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995. Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief, and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels. Such forward looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and government regulation. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” in Item 1A of this Form 10-K. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

The Company

The Company is a financial holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company began conducting business as First Mariner Bancorp in May 1995. Since 1995, the Company’s strategy has involved building a network of banking branches, ATMs, and other financial services outlets to capture market share and build a community franchise for stockholders, customers, and employees. The Company is currently focused on growing assets and earnings by capitalizing on the broad network of bank branches, mortgage offices, consumer finance offices, and ATMs established during its infrastructure expansion phase.

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). First Mariner Bank is the largest operating subsidiary of the Company with assets exceeding $1.278 billion as of December 31, 2005. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, operates on a regional and national basis. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 14 branches and a central approval office in the state of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $49.271 million as of December 31, 2005.

FM Appraisals, which commenced operations in the fourth quarter of 2003, is a residential real estate appraisal preparation and management company that is headquartered in Baltimore City. FM Appraisals offers appraisal services for residential real estate lenders, including appraisal preparation, the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals has historically provided these services to First Mariner Mortgage and will begin marketing appraisal management services to outside lenders in 2006.

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

The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio taken as a whole. Current trends in delinquencies and charge-offs, the views of Bank regulators and independent loan review firms, changes in the size and composition of the loan portfolio and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking and financial services industry and economic conditions specific to our service areas. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Note 1 to the consolidated financial statements describes the methodology used in determining the allowance for loan losses and a detailed discussion of factors influencing possible changes in this critical accounting estimate is included in the “Credit Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares our financial condition at December 31, 2005 to the financial condition at December 31, 2004 and results of operations for the years ended December 31, 2005, 2004, and 2003. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included in this report.

Performance Overview

We continued to achieve significant growth in loans and deposits while producing a record profit in 2005, leveraging our infrastructure to produce significant increases in revenue while maintaining the growth rate of our operating expenses. This resulted in higher levels of net income, earnings per share, and improved return on average assets and average equity.

We recorded net income of $7.822 million for 2005 compared to $6.101 million for 2004, an increase of 28.2%, marking our highest net income for any year since First Mariner’s formation, and the fifth consecutive year of record profits. Diluted earnings per share were also the highest in our history, totaling $1.20 per share for 2005, an increase of 25.0% from $0.96 per diluted share in 2004. The growth in net income and earnings per share resulted as our gross revenue (net interest income and noninterest income) increased $9.107 million or 14.8%, while our noninterest expenses, the provision for loan losses, and income tax expense increased by $7.386 million or 13.3%.

Our largest category of revenue, net interest income, grew $5.282 million or 12.4% due to growth in average earning assets of 17.7%. Noninterest income increased $3.825 million or 19.9% due to higher levels of mortgage banking revenue of $2.391 million and higher insurance sales commissions of $993,000. We experienced higher fee income from most other major sources of operating noninterest income.

Our increase in total expenses resulted from higher noninterest expenses of $5.414 million and an increase in our income tax expense of $928,000. Our provision for loan losses also increased by $1.044 million. Noninterest expense growth was primarily the result of higher salaries and benefit costs. The increase in income tax expense reflects lower levels of tax-exempt interest income for income tax purposes relative to total pretax income and higher levels of pretax net income. The increase in our provision for loan losses is largely a function of our loan growth and resulted in an increase in the allowance for loan losses to 1.38% of total loans as of December 31, 2005 from 1.28% as of December 31, 2004.

Return on average assets was 0.59% for 2005 compared to 0.54% for 2004. Return on average equity for 2005 was 11.44% compared to 10.11% for 2004. Average equity to average assets was 5.13% for 2005 compared to 5.36% for 2004.

Our total assets increased by $111.947 million or 9.0%, reflecting a significant increase in loans and loans held for sale, which were funded by increases in deposits and borrowed funds. Loans outstanding increased by $105.440 million or 14.1% and loans held for sale increased by $12.396 million or 15.5%, while our deposits grew by $50.593 million or 6.1%. Stockholders’ equity increased $8.061 million or 12.5% reflecting the retention of 2005’s earnings and shares sold and issued for the exercise of options, warrants, and our employee stock purchase plan. These items were offset somewhat by the shares repurchased under our stock repurchase plan, and the reduction in other comprehensive income driven by the decline in the market value of securities classified as available for sale.

We continued to enjoy favorable asset quality in 2005. Our allowance for loan losses was increased to $11.743 million and totaled 297.3% of nonperforming assets as of December 31, 2005, compared to 204.1% as of December 31, 2004. Our ratio of net chargeoffs to average total loans was 0.14% in 2005, compared to 0.21% in 2004. Our ratio of nonperforming assets to total assets decreased to 0.29% at December 31, 2005 from 0.38% at December 31, 2004.

Capital adequacy levels remained strong, exceeding the levels we are required to maintain for “well-capitalized” status as defined by banking regulation. December 31, 2005 ratios for our capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 7.4%, 9.5%, and 14.9%, respectively, compared to 7.1%, 9.3%, and 14.1%, respectively, at December 31, 2004. Our regulatory capital levels increased as the growth rate of regulatory capital exceeded growth rates in total and risk-adjusted assets.

Results of Operations

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

Net interest income for 2005 totaled $47.723 million, an increase of 12.4% over $42.441 million for 2004. The improvement in net interest income during 2005 was due in large part to an increase in our average earning assets from the 2004 level of $1.045 billion to the 2005 level of $1.230 billion. Our yield on earning assets also increased, from 6.24% for 2004 to 6.67% for 2005. The benefit realized from increased yields on earning assets was more than offset by higher rates paid on interest-bearing deposits and borrowings, which increased from 2.49% for 2004 to 3.16% for 2005. As a result, the net interest margin (net interest income divided by average earning assets) decreased to 3.88% for 2005, as compared to 4.06% for the comparable period in 2004. Net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, and our distribution and pricing of deposits and borrowings. The yields we earned on average total earning assets increased by 43 basis points, while the cost of interest bearing deposits and borrowings we paid increased by 67 basis points.

Interest income.   Total interest income increased by $16.790 million primarily due to growth in average loans and loans held for sale. Average loans outstanding increased by $152.213 million, with increases in almost every loan category. Average loans held for sale increased $53.530 million.

Yields on earning assets for the period increased to 6.67% from 6.24% due to the higher mix of loans and loans held for sale (which carry higher yields than investments and other earning assets) and increases in market interest rates. The yield on total loans (including loans held for sale) increased from 7.35% to 7.51% and was primarily driven by increased commercial and residential construction rates and consumer rates.

Interest expense.   Interest expense increased by $11.508 million, due to increases in both average interest-bearing liabilities, which increased by $167.856 million, and the average rate paid on interest-bearing liabilities, which increased from 2.49% for the year ended December 31, 2004 to 3.16% for the year ended December 31, 2005. The increase in average interest-bearing deposits of $34.575 million was driven by increases in savings, money market, and time deposits. An increase in average borrowings of $133.281 million was due to additional short-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  The increase in the average rate paid on interest-bearing liabilities was a result of increased mix of borrowings as a percentage of interest-bearing funding sources and higher interest rates.

Comparative Average Balances Yields and Rates

	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans:
Commercial loans and lines of credit	$68,035	$3,791	5.57%	$76,370	$4,474	5.86%	$66,971	$4,215	6.29%
Comm/res construction	88,634	6,987	7.88%	49,328	3,698	7.50%	36,112	2,570	7.12%
Commercial mortgages	331,975	22,899	6.90%	256,960	17,908	6.97%	215,143	15,610	7.26%
Residential construction-consumer	130,535	9,245	7.08%	123,759	8,882	7.18%	121,240	9,476	7.82%
Residential mortgages	41,798	2,499	5.98%	40,880	2,692	6.59%	39,945	3,029	7.58%
Consumer	143,742	16,520	11.49%	105,209	11,431	10.87%	73,117	7,755	10.61%
Total loans	804,719	61,941	7.70%	652,506	49,085	7.52%	552,528	42,655	7.72%
Loans held for sale	102,321	6,195	6.05%	48,791	2,464	5.05%	96,071	4,856	5.05%
Securities available for sale, at fair value	299,709	13,066	4.36%	316,878	13,219	4.17%	151,634	7,352	4.85%
Interest-bearing deposits	9,428	284	3.01%	19,546	235	1.20%	59,286	621	1.05%
Restricted stock investments, at cost	13,997	574	4.10%	7,507	267	3.56%	3,750	141	3.76%
Total earning assets	1,230,174	82,060	6.67%	1,045,228	65,270	6.24%	863,269	55,625	6.44%
Allowance for loan losses	(10,470)			(8,995)			(8,016)
Cash and other nonearning assets	113,118			89,415			77,738
Total assets	$1,332,822	82,060		$1,125,648	65,270		$932,991	55,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$13,065	26	0.20%	$55,488	191	0.34%	$59,314	315	0.53%
Savings deposits	71,789	218	0.30%	67,009	235	0.35%	56,556	369	0.65%
Money market deposits	203,222	3,215	1.58%	158,802	1,341	0.84%	149,441	1,509	1.01%
Time deposits	395,645	13,270	3.35%	367,847	11,041	3.00%	328,411	11,186	3.41%
Total interest-bearing deposits	683,721	16,729	2.45%	649,146	12,808	1.97%	593,722	13,379	2.25%
Borrowings	401,530	17,608	4.39%	268,249	10,021	3.74%	161,993	7,835	4.84%
Total interest-bearing liabilities	1,085,251	34,337	3.16%	917,395	22,829	2.49%	755,715	21,214	2.81%
Noninterest-bearing demand deposits	174,115			143,706			119,707
Other noninterest-bearing liabilities	5,091			4,204			3,220
Stockholders’ equity	68,365			60,343			54,349
Total liabilities and stockholders’ equity	$1,332,822	34,337		$1,125,648	22,829		$932,991	21,214
Net interest income/net interest spread		$47,723	3.51%		$42,441	3.75%		$34,411	3.63%
Net interest margin			3.88%			4.06%			3.99%

The “Rate/Volume Analysis” below indicates the changes in our net interest income as a result of changes in volume and rates. Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each. We maintain an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins while providing adequate liquidity for our anticipated needs.

Rate/Volume Analysis

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to Variance In			Change Due to Variance In
(dollars in thousands)	Rates	Volume	Total	Rates	Volume	Total
INTEREST INCOME
Loans:
Commercial loans and lines of credit	$(211)	$(472)	$(683)	$(304)	$563	$259
Comm/res construction	200	3,089	3,289	144	984	1,128
Commercial mortgages	(186)	5,177	4,991	(637)	2,935	2,298
Residential construction— consumer	(118)	481	363	(788)	194	(594)
Residential mortgages	(252)	59	(193)	(406)	69	(337)
Consumer	693	4,396	5,089	194	3,482	3,676
Total loans	126	12,730	12,856	(1,797)	8,227	6,430
Loans held for sale	574	3,157	3,731	(6)	(2,386)	(2,392)
Securities available for sale, at fair value	583	(736)	(153)	(1,153)	7,020	5,867
Interest-bearing deposits	217	(168)	49	81	(467)	(386)
Restricted stock investments, at cost	45	262	307	(8)	134	126
Total interest income	1,545	15,245	16,790	(2,883)	12,528	9,645
INTEREST EXPENSE
Interest-bearing deposits:
NOW deposits	(58)	(107)	(165)	(105)	(19)	(124)
Savings deposits	(32)	15	(17)	(193)	59	(134)
Money market deposits	1,419	455	1,874	(258)	90	(168)
Time deposits	1,355	874	2,229	(1,408)	1,263	(145)
Total interest-bearing deposits	2,684	1,237	3,921	(1,964)	1,393	(571)
Borrowings	1,966	5,621	7,587	(2,085)	4,271	2,186
Total interest expense	4,650	6,858	11,508	(4,049)	5,664	1,615
Net interest income	$(3,105)	$8,387	$5,282	$1,166	$6,864	$8,030

Noninterest Income

We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions we earn on sales of insurance products and income from bank-owned life insurance. Our noninterest income for the year ended December 31, 2005 totaled $23.015 million, as compared to $19.190 million for the year ended December 31, 2004, an increase of $3.825 million or 19.9%.

Higher revenue from our mortgage banking activities, and an increase in insurance sales commissions were the primary causes of the increase in noninterest income. Gains on sales of loans, which are derived from both the volume of loans sold and the pricing at which they are sold, increased by $1.669 million or 49.8% compared to the year ended December 31, 2004. Total volume of mortgage loans we sold into the secondary market increased 83.3%. The higher revenue from increased volume was somewhat offset by modestly tighter pricing margins and increases in forfeited revenue for early prepayments and defaults. Our other mortgage banking fees increased by $722,000 or 46.1%. Origination related income increased by $560,000, while our mortgage servicing revenue decreased $9,000. The increase in our origination related income occurred primarily due to the growth in volume of mortgage originations. Income from reinsurance, appraisal and inspection activities increased by $171,000.

Service fees on our deposit accounts increased by $286,000 or 4.1% as we increased the number of demand deposit accounts by 1,116 or 2.0%. We increased our pricing on some of our deposit service charges, such as monthly maintenance fees, during 2005 compared to 2004. Our ATM fees increased by $299,000 or 10.5%, due to increased customer transaction volume.

We did not realize any net gains from the sale of investment securities in 2005, compared to net gains of $440,000 for 2004. Income from bank-owned life insurance decreased by $41,000 in 2005 due to a decline in crediting rates on policies held. Commissions earned on the sale of nondeposit investment products (primarily fixed annuities) decreased $118,000 due to lower rates offered by insurance carriers, which reduced demand for these products, which led to our reduced production of these products. Commissions from the sale of other insurance products (primarily insurance products offered through Finance Maryland) increased $993,000 due to expansion of Finance Maryland’s locations and increased loan origination activity. Our other noninterest income not detailed in the table below increased $455,000 or 53.0% and includes $357,000 in rental income from other tenants in our headquarters building which we purchased in 2005. The following table shows the breakout of noninterest income:

	Years ended December 31,
(dollars in thousands)	2005	2004	2003
Gain on sale of mortgage loans	$5,018	$3,349	$5,239
Other mortgage-banking revenue	2,289	1,567	1,708
ATM fees	3,135	2,836	2,520
Service fees on deposits	7,185	6,899	6,681
Gain on sales of investment securities, net	—	440	1,371
Commissions on sales of nondeposit investment products	531	649	862
Income from bank-owned life insurance	1,031	1,072	737
Commissions on sales of other insurance products	2,512	1,519	1,049
Other	1,314	859	919
	$23,015	$19,190	$21,086

Noninterest Expense

Our noninterest expense totaled $56.340 million for the year ended December 31, 2005, compared to $50.926 million for 2004, an increase of $5.414 million or 10.6%.

We paid higher salaries and benefits costs of $4.386 million or 16.5% compared to 2004, primarily due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care and higher performance-based incentive costs. Our occupancy costs for 2005 decreased $151,000 or 2.4% compared to 2004, reflecting a decrease in lease expense due to the purchase of our headquarters building in March of 2005.

Our professional services increased by $265,000 or 35.1% and totaled $1.021 million for 2005. We experienced higher service and maintenance expenses of $348,000 or 23.4% due to an increase in our locations. Consulting fees increased by $349,000 or 90.6% due to our usage of outside consultants to enhance revenue results in retail banking and mortgage-banking. Our postage expenses decreased by $218,000 or 22.2%, as a result of a reduction in direct mail mortgage solicitations. Our other noninterest expenses not detailed in the table below increased $295,000 or 11.3%, primarily due to increases in charitable contributions of approximately $185,000. The following table shows the breakout of noninterest expense:

	Years ended December 31,
(dollars in thousands)	2005	2004	2003
Salaries and employee benefits	$30,909	$26,523	$22,681
Net occupancy	6,104	6,255	5,625
Furniture, fixtures, and equipment	3,057	3,005	2,875
Professional services	1,021	756	873
Advertising	1,352	1,455	1,193
Data processing	2,006	2,079	2,032
Service and maintenance	1,833	1,485	1,308
Office supplies	680	697	691
ATM servicing expenses	1,146	1,112	922
Printing	543	712	795
Corporate insurance	401	378	297
Other real estate owned expense	28	(73)	18
FDIC premiums	113	115	109
Consulting fees	734	385	506
Marketing/promotion	866	722	825
Postage	764	982	756
Overnight delivery/courier	809	736	770
Security	151	310	294
Dues and subscriptions	438	341	248
Writeoff of unamortized trust preferred expenses	—	—	945
Loan collection expenses	471	332	239
Other	2,914	2,619	1,881
	$56,340	$50,926	$45,883

Income Tax Expense

We recorded tax expense of $3.289 million in 2005 for an effective tax rate of 29.6% compared to income tax expense of $2.361 million and an effective tax rate of 27.9% for 2004. The income tax expense increase is due to higher pre-tax income for 2005 of $11.111 million compared to $8.462 million in 2004. The effective tax rate increased due to lower levels of tax-exempt income relative to pre-tax income in 2005 as compared to 2004.

In September of 2003, we announced that the Bank had earned significant state tax incentives through its participation in the One Maryland Economic Development (“One Maryland”) and Job Creation Tax Credit programs. The tax incentives we earned total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. We expect the Bank to fully realize the full value of the credits before their expiration.

We have utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2005. Our net operating loss carryforwards for state income tax purposes approximated $6.940 million and can be offset by the future state taxable income of First Mariner Bancorp only. Operating loss carry-forward tax benefits are in addition to the tax credits discussed above. Currently, we believe that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the potential utilization of our net operating loss carryforward. Therefore, we have established a valuation allowance equal to the deferred tax asset associated with the net operating loss carryforward of $321,000 to reflect this uncertainty.

Financial Condition

At December 31, 2005, our total assets were $1.362 billion as compared to $1.251 billion at December 31, 2004, an increase of 9.0%. Earning assets increased $73.567 million or 6.3% to $1.240 billion from $1.167 billion. The growth in assets was primarily due to growth in loans outstanding (+$105.440 million) and higher levels of loans held for sale (+12.396 million) offset by a decrease in investment securities (-$46.026 million). Premises and equipment increased $22.957 million primarily due to the purchase of our headquarters building. Growth in total assets was funded by an increased level of customer deposits of $50.593 million and by a net increase in borrowed funds (including junior subordinated deferrable interest debentures) and repurchase agreements of $49.190 million. We continued to achieve growth through the development of our bank branching and mortgage loan office network, expansion of our commercial and retail business development efforts, our expansion of Finance Maryland, and successful development and marketing of our deposit and loan products.

Investment securities available for sale

Our investment portfolio at December 31, 2005, is comprised of highly marketable securities, with over 71% secured by the U.S. Government or U.S. Government agencies. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2005, the average duration of our investment portfolio was 3.32 years, longer than the average duration of 2.94 years at December 31, 2004. This is largely the result of an increase in interest rates, which has extended the expected maturity of mortgage-backed investment securities. We utilize the investment portfolio as part of our overall asset/liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. We continually monitor the credit risk associated with corporate investments; the risk is diversified, as the maximum exposure to any one corporate issuer is slightly more than 1% of total investment securities.

Total investment securities declined $46.026 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other investments, and a decline in market values. At December 31, 2005, our net unrealized loss on securities classified as available for sale totaled $5.402 million, compared to $216,000 at December 31, 2004. We consider the decline in market values to be temporary largely due to increases in interest rates, and do not expect to realize losses on any of the securities currently in the investment portfolio. Our investments in trust preferred securities, corporate obligations, and common stocks totaled $42.120 million as of December 31, 2005 compared to $37.935 million as of December 31, 2004.

There were no securities sold during the year ended December 31, 2005, and purchase activity amounted to $10.367 million. The investment portfolio composition is as follows as of December 31:

(dollars in thousands)	2005	2004	2003	2002	2001
Mortgage-backed securities	$161,112	$200,708	$149,763	$73,842	$87,057
Trust preferred securities	34,087	31,507	22,987	26,399	24,594
U.S. government agency notes	68,271	78,949	107,314	12,159	—
U.S. Treasury securities	986	1,000	1,001	1,015	1,014
Obligations of state and municipal subdivisions	2,969	2,973	—	—	—
Corporate obligations	1,777	—	—	5,921	2,051
Equity securities	1,310	1,531	1,274	2,824	2,624
Foreign government bonds	1,481	1,400	1,250	850	600
Other investment securities	4,946	4,897	4,848	4,800	1,913
	$276,939	$322,965	$288,437	$127,810	$119,853

The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual securities because issuers have the right to call or prepay obligations.

					Weighted-
	Amortized	Unrealized		Estimated	Average
(dollars in thousands)	Cost	Gains	Losses	Fair Value	Yield
Mortgage-backed securities:
Due one to five years	$5,938	$—	$208	$5,730	4.42%
Due five to ten years	44,848	—	1,691	43,157	4.18%
Due after ten years	114,925	338	3,038	112,225	4.67%
Trust preferred securities:
Due after ten years	33,843	521	277	34,087	7.83%
U.S. government agency notes:
Due within one year	4,999	—	90	4,909	2.20%
Due one to five years	64,415	—	1,053	63,362	3.25%
U.S. Treasury securities:
Due one to five years	999	—	13	986	3.13%
Obligations of state and municipal subdivisions:
Due after ten years	2,939	30	—	2,969	4.60%
Corporate obligations:
Due one to five years	1,853	—	76	1,777	5.46%
Foreign government bonds:
Due one to five years	1,500	—	19	1,481	4.47%
Other investment securities:
Due within one year	1,985	—	—	1,985	3.00%
Due one to five years	2,961	—	—	2,961	3.86%
	$281,205	$889	$6,465	$275,629	4.58%

Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio as of December 31:

(dollars in thousands)	2005	2004	2003	2002	2001
Commercial loans and lines of credit	$67,759	$60,496	$65,934	$56,760	$64,157
Commercial/residential construction	112,383	63,847	51,225	31,878	34,411
Commercial mortgages	349,430	315,676	244,316	202,994	144,836
Residential construction - consumer	126,708	135,841	119,973	135,189	125,954
Residential mortgages	40,817	41,589	40,122	46,065	54,456
Consumer	154,489	128,697	88,277	61,079	44,851
Total loans	$851,586	$746,146	$609,847	$533,965	$468,665

Total loans increased $105.440 million during 2005. The underlying economic strength in our core market, affordable interest rates, and continued emphasis on business development all contributed to the continued growth in loans. The largest increase in our loan portfolio occurred in the commercial/residential construction category, which increased by $48.536 million, and in the commercial mortgages category, which increased by $33.754 million. Growth in these types of our commercial loans reflected successful marketing and sales efforts of the Bank’s commercial lending unit, a strong regional economy, as well as the continuation of a favorable interest rate environment. Our consumer loans increased by $25.792 million due to successful marketing campaigns, a favorable economic and interest rate environment, growth in consumer finance receivables generated by Finance Maryland, and successful cross-selling of home equity products to first mortgage customers. Residential construction loans to consumers decreased $9.133 million as our origination activity in this product line decreased due to increased competition. Our residential real estate loans, which consist primarily of 3- and 5-year adjustable-rate mortgages, decreased by $772,000.

Approximately 35.2% of our loans have adjustable rates as of December 31, 2005 compared to approximately 34.1% at December 31, 2004, including adjustable rate first mortgages indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall, the interest we earn would decline, thus impacting our interest income. See our discussion in “Interest Rate Sensitivity” later in this section for more information on interest rate fluctuations.

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2005. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
(dollars in thousands)	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Commercial loans and
lines of credit	$23,762	$17,517	$15,509	$3,313	$678	$6,980	$67,759
Commercial/
residential construction	33,510	35,330	22,477	12,977	1,799	6,290	112,383
Commercial mortgages	122,844	40,978	107,949	36,909	7,720	33,030	349,430
Residential construction -consumer	124,871	—	1,796	—	41	—	126,708
Residential mortgages	4,282	429	1,761	1,873	9,079	23,393	40,817
Consumer	24,018	9,746	34,200	35,452	15,835	35,238	154,489
Total loans	$333,287	$104,000	$183,692	$90,524	$35,152	$104,931	$851,586

Credit Risk Management

We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies are designed to minimize our risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.

Our allowance for loan losses represents a reserve for potential losses in the loan portfolio. We evaluate the adequacy of our allowance for loan losses continually based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that we believe require special attention.

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

We deploy a systematic methodology for determining our allowance for loan losses that includes a quarterly review process and adjustment to our allowance. Our process includes updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, while large groups of homogeneous loans are reviewed as pools. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology, and perform various loan review functions.

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

The process of establishing the allowance with respect to our commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by the our internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on actual loss history. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry and geographic concentrations. All nonaccrual loans in the commercial and nonresidential real estate portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.

Consumer and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

Our provision for loan losses is a charge applied to earnings in the current period to maintain our allowance at a level we have determined to be adequate based upon factors noted above. We increased the amount of our allowance in 2005 primarily due to loan growth. Our allowance for loan losses to our total loans was 1.38% as of December 31, 2005, up from 1.28% as of December 31, 2004. Our provision for loan losses totaled $3.287 million for the year ended December 31, 2005, as compared to $2.243 million for the year ended December 31, 2004.

Our allowance for loan losses at December 31, 2005 totaled $11.743 million, as compared with the December 31, 2004 balance of $9.580 million, an increase of $2.163 million or 22.6%. We recognized net charge-offs of $1.124 million and $1.355 million for 2005 and 2004, respectively. Our net charge-offs as a percentage of our average loans were 0.14% for 2005 compared to 0.21% in 2004. Our net charge-off levels for the Bank were $13,000 in 2005 compared to $412,000 in 2004, reflecting lower charge-offs associated with construction loan and residential mortgage loans. Finance Maryland net charge-offs totaled $1.111 million (2.76% of average consumer finance loans) in 2005 compared to $943,000 (3.50% of average consumer finance loans) in 2004. We consider the allowance to be sufficient to address the credit losses inherent in the current loan portfolio.

The following table summarizes the activities in our allowance:

	Years ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Allowance for loan losses, beginning of year	$9,580	$8,692	$7,188	$5,524	$4,341
Loans charged off:
Commercial	(15)	—	—	—	(347)
Commercial/residential construction	—	(4)	—	(65)	(50)
Commercial mortgages	—	—	—	—	—
Residential construction - consumer	—	(251)	(244)	(200)	—
Residential mortgages	—	—	(19)	—	(5)
Consumer	(1,492)	(1,318)	(1,003)	(288)	(116)
Total loans charged off	(1,507)	(1,573)	(1,266)	(553)	(518)
Recoveries:
Commercial	—	—	17	—	69
Commercial/residential construction	—	—	65	—	—
Commercial mortgages	—	—	—	—	—
Residential construction - consumer	89	11	—	—	—
Residential mortgages	—	—	1	9	1
Consumer	294	207	151	33	6
Total recoveries	383	218	234	42	76
Net charge-offs	(1,124)	(1,355)	(1,032)	(511)	(442)
Provision for loan losses	3,287	2,243	2,536	2,175	1,625
Allowance for loan losses, end of period	$11,743	$9,580	$8,692	$7,188	$5,524
Loans (net of premiums and discounts):
Period-end balance	$851,586	$746,146	$609,847	$533,965	$468,665
Average balance during period	804,719	652,506	552,528	496,486	455,780
Allowance as a percentage of period-end
loan balance	1.38%	1.28%	1.43%	1.35%	1.18%
Percent of average loans:
Provision for loan losses	0.41%	0.34%	0.46%	0.44%	0.36%
Net charge-offs	0.14%	0.21%	0.19%	0.10%	0.10%

The following table summarizes our allocation of allowance by loan type as of December 31:

	2005			2004			2003
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Percent	to Total		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$1,302	11.1%	8.0%	$1,819	19.0%	8.1%	$978	11.3%	10.8%
Commercial/residential
construction	1,031	8.8%	13.2%	508	5.3%	8.6%	303	3.5%	8.4%
Commercial mortgages	2,908	24.8%	41.0%	2,804	29.3%	42.3%	2,481	28.5%	40.0%
Residential construction -
consumer	1,461	12.4%	14.9%	1,523	15.9%	18.2%	1,853	21.3%	19.7%
Residential mortgages	18	0.1%	4.8%	20	0.2%	5.6%	46	0.5%	6.6%
Consumer	2,242	19.1%	18.1%	1,653	17.2%	17.2%	1,139	13.1%	14.5%
Unallocated	2,781	23.7%	—	1,253	13.1%	—	1,892	21.8%	—
Total	$11,743	100.0%	100.0%	$9,580	100.0%	100.0%	$8,692	100.0%	100.0%

	2002			2001
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$826	11.5%	10.6%	$1,141	20.7%	13.7%
Commercial/residential
construction	254	3.5%	6.0%	81	1.5%	7.3%
Commercial mortgages	1,632	22.7%	38.0%	1,377	24.9%	30.9%
Residential construction -
consumer	2,128	29.6%	25.3%	936	16.9%	26.9%
Residential mortgages	23	0.3%	8.6%	99	1.8%	11.6%
Consumer	640	8.9%	11.5%	112	2.0%	9.6%
Unallocated	1,685	23.5%	—	1,778	32.2%	—
Total	$7,188	100.0%	100.0%	$5,524	100.0%	100.0%

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest (or when past due payments are received in cash in the case of Finance Maryland consumer loans) and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	2005	2004	2003	2002	2001
Nonaccruing loans	$3,019	$4,628	$4,774	$1,278	$1,652
Real estate acquired by foreclosure	931	65	296	2,247	2,683
Total nonperforming assets	$3,950	$4,693	$5,070	$3,525	$4,335
Loans past-due 90 days or more and accruing	$860	$1,658	$2,258	$9,346	$5,257

As of December 31, 2005, we had $3.019 million in nonaccrual loans, as compared with $4.628 million at December 31, 2004. We held other real estate owned of $931,000 at December 31, 2005, compared to $65,000 at December 31, 2004. Our nonperforming assets, the total of nonaccrual loans and other real estate owned, decreased to 0.29% of our total assets at December 31, 2005 from 0.38% of our total assets at December 31, 2004, reflecting the decrease in our total level of nonperforming assets and an increase in total assets.

Our allowance for loan losses represented 297.3% of nonperforming assets as of December 31, 2005 compared to 204.1% as of December 31, 2004. Our loans past-due 90 days or more and accruing decreased significantly, ending 2005 at $860,000, compared to $1.658 million at the end of 2004.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms; however, management has designated these assets as potential problem loans due to concerns about the ability of the obligor to continue to comply with repayment terms that may result from the obligor’s potential operating or financial difficulties. At the end of 2005, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $5.449 million. Two of the loans (44% of total potential problem loans) are commercial relationships that are well secured by commercial real estate and other business assets that are considered sufficient to collect all amounts due in the event of deterioration in the customer’s financial condition. The remaining six loans (56% of total potential problem loans) are consumer residential construction loans that are well secured by property with residential real estate as the highest and best use and have an appraised value in excess of the carrying value of the loan. The average relationship was $681,000 and the largest relationship was $2.243 million. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), we measure impaired loans; (i) at the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans, and credit card loans. These loans are collectively evaluated for impairment.

Loans we consider impaired at December 31, 2005 totaled $1.702 million compared to $3.474 million at December 31, 2004. At December 31, 2005 and 2004, $687,000 and $1.867 million, respectively, of total impaired loans were real estate collateral dependent. Real estate collateral dependent loans are measured based on the fair value of the collateral. The valuation allowance for impaired loans was approximately $851,000 at December 31, 2005 and $1.434 million at December 31, 2004. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Deposits

We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking, savings, money market, and certificates of deposit and are obtained primarily from communities we serve. We have no brokered deposits.

Deposits totaled $876.010 million as of December 31, 2005, increasing $50.593 million or 6.1% from the December 31, 2004 balance of $825.417 million. The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion, and cross selling of existing customers into additional products. Continued successful marketing campaigns have maintained a strong mix of noninterest checking accounts, NOW, and money market accounts. The following table details the average amount and the average rate paid for each category of deposits as of December 31:

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$13,065	0.20%	$55,488	0.34%	$59,314	0.53%
Money market accounts	203,222	1.58%	158,802	0.84%	149,441	1.01%
Savings accounts	71,789	0.30%	67,009	0.35%	56,556	0.65%
Certificates of deposit	395,645	3.35%	367,847	3.00%	328,411	3.41%
Total interest-bearing deposits	683,721	2.45%	649,146	1.97%	593,722	2.25%
Noninterest-bearing demand deposits	174,115		143,706		119,707
Total deposits	$857,836	1.95%	$792,852	1.62%	$713,429	1.88%

The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

(dollars in thousands)	2005	2004	2003
Maturing in:
3 months or less	$7,038	$3,636	$7,223
Over 3 months through 6 months	6,899	5,411	6,310
Over 6 months through 12 months	14,282	11,654	8,856
Over 12 months	132,239	124,378	93,438
	$160,458	$145,079	$115,827

Core deposits represent deposits which we believe will not be affected by changes in interest rates, and therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. As of December 31, 2005, our core deposits were $553.441 million. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank at Atlanta (“FHLB”), a mortgage warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, a long-term line of credit, and junior subordinated deferrable interest debentures. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

Long-term borrowings consist of advances from the FHLB, a mortgage loan on our headquarters building, and a line of credit and totaled $131.000 million and $109.369 million at December 31, 2005 and December 31, 2004, respectively. The long-term line of credit is used to fund Finance Maryland’s lending business. As of December 31, 2005, total borrowings under this line were $36.290 million, up from $24.369 million at December 31, 2004. In March of 2005, we purchased our headquarters building and assumed the existing mortgage loan on the property. As of December 31, 2005, the balance on the loan was $9.710 million.

Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings increased $37.084 million, from $162.292 million at December 31, 2004 to $199.376 million at December 31, 2005, reflecting increased borrowing required as growth in earning assets exceeded growth in deposits.

Our repurchase agreements may be short-term or long-term, are priced at origination, and cannot be prepaid without penalty. During the 2005, we repaid $25.000 million in repurchase agreements.

Junior Subordinated Deferrable Interest Debentures

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts, which are wholly owned by First Mariner Bancorp. The proceeds from the sales of trust preferred securities, combined with our equity investment in these trusts, are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of December 31, 2005 compared to $58.249 as of December 31, 2004.

On August 18, 2005, we formed Mariner Capital Trust VII, which issued $5.0 million of trust preferred securities at an initial variable interest rate of 5.76%, where the interest rate will reset quarterly. These debentures, which have a maturity date of September 15, 2035, may be redeemed at any time after September 15, 2010, and require quarterly distributions by the trust to the holder of the trust preferred securities.

On December 28, 2005, we formed Mariner Capital Trust VIII, which issued $10.0 million of trust preferred securities at an initial fixed interest rate of 6.26%. The rate will remain fixed for a five-year term, then convert to a variable rate, resetting quarterly. These long-term borrowings, which bear a maturity date of December 30, 2035, may be redeemed at any time after December 30, 2010, and require quarterly distributions by the trust to the holder of the trust preferred securities. The notes under both trusts are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated. The trust preferred securities issued by both trusts qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

See Notes 9 and 10 of the Consolidated Financial Statements for more information concerning our borrowings, repurchase agreements, and junior subordinated deferrable trust debentures.

Capital Resources

Stockholders’ equity increased $8.061 million in 2005 to $72.375 million as of December 31, 2005 from $64.314 million as of December 31, 2004. Accumulated other comprehensive loss deteriorated by $3.184 million due to the decrease in market values of securities classified as available for sale, which occurred as increases in market interest rates further devalued the available for sale securities portfolio. Retained earnings grew by the retention of net income of $7.822 million for 2005. Common stock and additional paid-in-capital increased by $3.423 million due to the sale of stock through the exercise of options and warrants ($4.629 million), and shares issued through the employee stock purchase plan ($372,000), offset by stock repurchases by the Company of $1.578 million.

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

To date, we have provided for our capital requirements mainly through the funds we received from stock offerings and issuances of trust preferred securities. In the future, we may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table below, both the Company and the Bank have exceeded their capital adequacy requirements as of December 31, 2005 and 2004 and met the requirement for “well capitalized” status under Federal Banking Regulation. We continually monitor our capital adequacy ratios to ensure that we exceed regulatory capital requirements.

We have a total of $71.500 million in trust preferred securities which are eligible as capital for regulatory purposes. As of December 31, 2005, $25.230 million in trust preferred securities was included in Tier 1 capital and the remaining $46.270 million was included in Total Capital. See Note 10 of the Consolidated Financial Statements for more information concerning our trust preferred securities.

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

Our capital position is presented in the following table:

				Minimum	To be Well
				Requirements	Capitalized Under
	December 31,			for Capital	Prompt Corrective
	2005	2004	2003	Adequacy Purposes	Action Provision
Regulatory capital ratios:
Leverage:
Consolidated	7.4%	7.1%	7.7%	4.0%	5.0%
Bank	6.8%	6.5%	7.2%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Consolidated	9.5%	9.3%	10.2%	4.0%	6.0%
Bank	9.0%	8.7%	9.7%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	14.9%	14.1%	15.0%	8.0%	10.0%
Bank	10.7%	10.2%	10.7%	8.0%	10.0%

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in our investment portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”) and totaled $374.944 million at December 31, 2005. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $160.289 million, or 42.8% of the $374.944 million, are generally short-

term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $97.067 million, or 25.9% of the $374.944 million at December 31, 2005, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $28.285 million, or 7.5% of the $374.944 million at December 31, 2005, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $15.817 million, or 4.2% of the $374.944 million at December 31, 2005, are generally open ended. At December 31, 2005, available home equity lines totaled $73.486 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of December 31, 2005, we plan on expending approximately $8.521 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, loans held for sale, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $45.835 million at December 31, 2005, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as available for sale, is highly marketable, and available to meet our liquidity needs. Loans held for sale, which totaled $92.351 million at December 31, 2005, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market. Our loan to deposit ratio stood at 97.2% as of December 31, 2005 and 90.4% at December 31, 2004.

We also have the ability to utilize established credit as an additional source of liquidity. The Bank, as a member of the FHLB, must pledge certain loans and/or investment securities to the FHLB before advances can be obtained. Under this line, the Bank may borrow up to $392.086 million. Other lines of credit available to the Bank include a mortgage warehouse line of credit and secured and unsecured federal funds purchased lines, and totaled $255.321 million at year-end. As of December 31, 2005, our remaining borrowing capacity on all of our credit lines totaled $201.854 million based upon qualifying assets that we have not pledged to support existing borrowings.

We are not aware of any known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

Interest Rate Sensitivity

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of our earning assets and our funding sources. The primary objective of our asset/liability management is to ensure the steady growth of our primary earnings component, net interest income. Our net interest income can fluctuate with significant interest rate movements. We may attempt to structure the statement of financial condition so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. However, imbalances in these repricing opportunities at any point in time may be appropriate to mitigate risks from fee income subject to interest rate risk, such as mortgage-banking activities.

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

In theory, we can diminish interest rate risk through maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on our interest-sensitive assets and liabilities when interest rates change, and the availability of our funding sources. Accordingly, we strive to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the earning asset portfolio and certain interest-bearing liabilities commensurate with our expectations relative to market interest rates. Additionally, we may employ the use of off-balance sheet instruments, such as interest rate swaps or caps, to manage our exposure to interest rate movements. Generally, we attempt to maintain a balance between rate-sensitive assets and liabilities that is appropriate to minimize our overall interest rate risk, not just our net interest margin.

Our interest rate sensitivity position as of December 31, 2005 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayments assumptions, and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. The difference between our rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2005, our interest sensitive assets exceeded our interest sensitive liabilities within a one year period by $167.664 million or 12.3% of total assets. As of December 31, 2004, our interest rate sensitive assets exceeded our interest-sensitive liabilities by $170.058 million or 13.6% of total assets. The change in our interest rate sensitivity gap occurred primarily due to increases in our funding sources repricing in one year or less.

				> 5
				years
	180 days	181 days-	One-five	or non-
(dollars in thousands)	or less	one year	years	sensitive	Total
Interest-earning assets:
Interest-bearing deposits	$5,678	$—	$—	$—	$5,678
Securities available for sale	24,927	32,890	160,340	58,782	276,939
Restricted stock investments	13,647	—	—	—	13,647
Loans held for sale	92,351	—	—	—	92,351
Loans	474,845	91,996	239,855	44,890	851,586
Total interest-earning assets	$611,448	$124,886	$400,195	$103,672	$1,240,201
Interest-bearing liabilities:
Savings accounts	$3,855	$3,416	$27,515	$34,861	$69,647
NOW accounts	1,166	1,168	9,406	11,918	23,658
Money market accounts	156,193	2,020	16,255	20,568	195,036
Certificates of deposit	46,885	44,836	313,491	408	405,620
Borrowings and junior subordinated
debentures	309,131	—	85,259	9,710	404,100
Total interest-bearing liabilities	$517,230	$51,440	$451,926	$77,465	$1,098,061
Interest rate sensitive gap position:
Period	$94,218	$73,446	$(51,731)	$26,207
% of assets	6.92%	5.39%	(3.80)%	1.92%
Cumulative	$94,218	$167,664	$115,933	$142,140
% of assets	6.92%	12.31%	8.51%	10.43%
Cumulative risk sensitive assets to
risk sensitive liabilities	118.22%	129.48%	111.36%	112.94%

While we monitor interest rate sensitivity reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2005, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	0.33%	(0.31)%

Both of the above tools used to assess interest rate risk have strengths and weaknesses. Because the gap analysis reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are highly qualitative and subjective, and are subject to the risk that past historical activity may not generate accurate predictions of the future. The model also assumes parallel movements in interest rates, which means both short-term and long-term rates will change equally. Nonparallel changes in interest rates (short-term rates changing differently from long-term rates) could result in significant differences in projected income amounts when compared to parallel tests. Both measurement tools taken together, however, provide an effective evaluation of our exposure to changes in interest rates, enabling management to better control the volatility of earnings.

Rate Lock Commitments

We enter into rate lock commitments, under which we, through the mortgage-banking segment, originate residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these rate lock commitments, we protect the Company from changes in interest rates through the use of best efforts forward delivery commitments, whereby we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, we are not exposed to losses nor will we realize gains related to its rate lock commitments due to changes in interest rates unless there would be a failure to honor the rate lock commitment by the counterparty. We mitigate counterparty risk by entering into forward delivery commitments with proven counterparties with whom we have significant previous experience and have performed significant due diligence. At December 31, 2005, we had $44.896 million in rate lock commitments.

Off-Balance Sheet Arrangements

We enter into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit. In addition, the Company has certain contractual obligations.

Credit Commitments.   Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows at December 31, 2005:

(dollars in thousands)
Commitments to extend credit	$257,356
Unused lines of credit	117,588
Letters of credit	4,825
$379,769

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

Contractual Obligations.   First Mariner has certain obligations to make future payments under contract. At December 31, 2005, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
(dollars in thousands)	Total	one year	Years	years	5 years
Certificates of deposit $100,000 and over	$160,458	$28,219	$96,988	$35,251	$—
Borrowings and repurchase agreements	330,376	199,376	36,290	60,000	34,710
Annual rental commitments under non-cancelable leases (1)	26,823	3,213	7,158	5,445	11,007
	$517,657	$230,808	$140,436	$100,696	$45,717

(1)          Includes lease payments on our new headquarters location which we anticipate will be ready for occupancy July 1, 2006. However, no lease payments are required until the building is fully constructed, the timing of which is not known for certain and is beyond our control.

In January of 2006, we entered into a strategy to sell and deliver certain residential mortgage loans on a mandatory basis rather than on best effort contracts and, accordingly, began to hedge the interest rate risk inherent in that portion of our pipeline of mortgage loans held for sale to protect our margin on the sale of loans. We expect this hedging strategy will generally produce stable and consistent results, and profitability should generally increase as the cost of the hedge is more than offset by the increase in price realized on selling loans on a mandatory basis.

It is our intention to utilize instruments such as forward sale agreements whose change in value as interest rates change is expected to offset the change in value of its underlying mortgage pipeline based on expected closing ratios. Initially, we will be utilizing this strategy on approximately 40% of our mortgage-banking loan originations, with the option of expanding our coverage in the future. Utilizing this strategy, we will focus on trying to maintain stable profit margins with an emphasis on forecasting expected fallout to more precisely estimate our required hedge coverage ratio and minimize hedge costs. By closely monitoring key factors such as product type, business units, progress or “status” of transactions, as well as changes in market interest rates since we committed a rate to the borrower, we will seek to quantify the optional component of each rate lock, and in turn, the aggregate rate lock pipeline. By accurately evaluating these factors, we hope to be able to minimize the purchase of options and also stabilize gain on sale margins over different rate environments.

Impact of Inflation and Changing Prices

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations, or liquidity.

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

Financial Review 2004/2003

For the year ended December 31, 2004, we recorded net income of $6.101 million or $0.96 per diluted share, an increase of 15.0% from net income of $5.307 million income or $0.88 per diluted share in 2003. Our gross revenue (net interest income and noninterest income) increased $6.134 million while our noninterest expenses, the provision for credit losses and income taxes increased by $5.340 million.

Our net interest income for 2004 increased $8.030 million or 23.3% from 2003, due to growth in average earning assets of 21.1% over the prior year. Our net interest margin increased 7 basis points to 4.06% in 2004 compared to 3.99% in 2003. The increase in our net interest income resulted primarily due to the increase in average interest earning assets.

Our provision for loan losses decreased to $2.243 million in 2004 from $2.536 million in 2003. Our allowance for loan losses at December 31, 2004 represented 1.28% of loans outstanding, a decrease from December 31, 2003 of 1.43% of loans outstanding. We recognized net chargeoffs of $1.355 million in 2004 compared to $1.032 million in 2003.

Our total noninterest income decreased 9.0% to $19.190 million, which included a significant decrease in gains on sales of investment securities. Securities gains in 2004 totaled $440,000 compared to $1.371 million for 2003. Excluding gains on sales of securities, our noninterest income decreased $965,000 or 4.9%. The decrease was mostly due to a decrease in our revenue from mortgage-banking activities that decreased by $2.031 million or 29.2%, driven by lower levels of loans originated and sold into the secondary market and lower pricing spreads on loans sold during 2004. Our service fees on deposits increased $218,000 or 3.3% as a result of increased demand deposit account volume. ATM fees increased $316,000 due to higher volumes of ATM transactions and pricing increases for non-customers. Income from bank owned life insurance increased by  $335,000, and sales of other insurance products from Finance Maryland increased $470,000.

We incurred noninterest expense growth of 11.0% to $50.926 million in 2004. Noninterest expenses for 2003 included non-recurring expenses related to the early payoff of trust preferred securities, consulting fees related to obtaining tax credits, and establishment of a charitable foundation which totaled $1.385 million. Excluding the non-recurring expenses incurred in 2003, noninterest expense growth was $6.428 million or 14.4%. Our salaries and benefits increased 16.9% to $26.523 million primarily due to staffing of Finance Maryland, new wholesale mortgage operations, additional staffing increases to support our loan and deposit growth, regular salary increases, and higher benefits costs. Our occupancy cost grew by 11.2% or $630,000. The increase was due to the addition of one branch, the additional Finance Maryland offices and office space for wholesale mortgage. Our advertising expense increased by $262,000 or 22.0% as we increased product advertising and marketing during 2004. The increase in our other expenses is primarily due to higher data processing, service and maintenance, dues and memberships and postage, as well as increased loan origination and collection costs.

We recorded an income tax expense of $2.361 million in 2004, compared to $1.771 million recorded in 2003. Our effective income tax rate for 2004 was 27.9% compared to 25.0% for 2003. The increase in our effective tax rate was primarily due to lower utilization of income tax credits in 2004 ($200,000) compared to 2003 ($434,000).

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

See “Interest Rate Sensitivity” in Item 7 of this Form 10-K for more information about market risk.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stegman & Company
Baltimore, Maryland
March 1, 2006

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Cash and due from banks	$40,157	$29,765
Federal funds sold and interest-bearing deposits	5,678	5,682
Securities available for sale, at fair value	276,939	322,965
Loans held for sale	92,351	79,955
Loans receivable	851,586	746,146
Allowance for loan losses	(11,743)	(9,580)
Loans, net	839,843	736,566
Other real estate owned	931	65
Restricted stock investments	13,647	11,886
Premises and equipment, net	40,402	17,445
Accrued interest receivable	8,037	6,417
Deferred income taxes	5,940	2,976
Bank-owned life insurance	27,375	26,338
Prepaid expenses and other assets	11,178	10,471
Total assets	$1,362,478	$1,250,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$182,049	$160,538
Interest-bearing	693,961	664,879
Total deposits	876,010	825,417
Short-term borrowings	199,376	162,292
Repurchase agreements	—	25,000
Long-term borrowings	131,000	109,369
Junior subordinated deferrable interest debentures	73,724	58,249
Accrued expenses and other liabilities	9,993	5,890
Total liabilities	1,290,103	1,186,217
Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,262,442
and 5,826,011 shares issued and outstanding, respectively	313	291
Additional paid-in capital	55,193	51,792
Retained earnings	20,185	12,363
Accumulated other comprehensive loss	(3,316)	(132)
Total stockholders’ equity	72,375	64,314
Total liabilities and stockholders’ equity	$1,362,478	$1,250,531

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share data)
Interest income:
Loans	$68,136	$51,549	$47,511
Investments and other earning assets	13,924	13,721	8,114
Total interest income	82,060	65,270	55,625
Interest expense:
Deposits	16,729	12,808	13,379
Short-term borrowings	6,596	1,259	264
Long-term borrowings	11,012	8,762	7,571
Total interest expense	34,337	22,829	21,214
Net interest income	47,723	42,441	34,411
Provision for loan losses	3,287	2,243	2,536
Net interest income after provision for loan losses	44,436	40,198	31,875
Noninterest income:
Gain on sale of mortgage loans	5,018	3,349	5,239
Other mortgage-banking revenue	2,289	1,567	1,708
ATM fees	3,135	2,836	2,520
Service fees on deposits	7,185	6,899	6,681
Gain on sales of investment securities, net	—	440	1,371
Commissions on sales of nondeposit investment products	531	649	862
Income from bank-owned life insurance	1,031	1,072	737
Commissions on sales of other insurance products	2,512	1,519	1,049
Other	1,314	859	919
Total noninterest income	23,015	19,190	21,086
Noninterest expenses:
Salaries and employee benefits	30,909	26,523	22,681
Net occupancy	6,104	6,255	5,625
Furniture, fixtures, and equipment	3,057	3,005	2,875
Professional services	1,021	756	873
Advertising	1,352	1,455	1,193
Data processing	2,006	2,079	2,032
ATM expenses	1,146	1,112	922
Service and maintenance	1,833	1,485	1,308
Other	8,912	8,256	8,374
Total noninterest expenses	56,340	50,926	45,883
Net income before income taxes	11,111	8,462	7,078
Income tax expense	3,289	2,361	1,771
Net income	$7,822	$6,101	$5,307
Net income per common share:
Basic	$1.28	$1.06	$0.97
Diluted	$1.20	$0.96	$0.88

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2005, 2004, and 2003
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(dollars in thousands, except number of shares)
Balance at January 1, 2003	5,394,586	$270	$47,939	$955	$1,962	$51,126
Net income	—	—	—	5,307	—	5,307
Common stock issued, net of costs of issuance	299,051	15	2,778	—	—	2,793
Other comprehensive loss	—	—	—	—	(792)	(792)
Balance at December 31, 2003	5,693,637	285	50,717	6,262	1,170	58,434
Net income	—	—	—	6,101	—	6,101
Common stock issued, net of costs of issuance	170,049	8	1,682	—	—	1,690
Common stock repurchased, net of costs	(37,675)	(2)	(607)	—	—	(609)
Other comprehensive loss	—	—	—	—	(1,302)	(1,302)
Balance at December 31, 2004	5,826,011	291	51,792	12,363	(132)	64,314
Net income	—	—	—	7,822	—	7,822
Common stock issued, net of costs of issuance	531,181	27	4,974	—	—	5,001
Common stock repurchased, net of costs	(94,750)	(5)	(1,573)	—	—	(1,578)
Other comprehensive loss	—	—	—	—	(3,184)	(3,184)
Balance at December 31, 2005	6,262,442	$313	$55,193	$20,185	$(3,316)	$72,375

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$7,822	$6,101	$5,307
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,872	3,323	3,099
Amortization of unearned loan fees and costs, net	(923)	(1,078)	(850)
Amortization of premiums and discounts on loans, net	(724)	(914)	(546)
Amortization of premiums and discounts on mortgage-backed securities, net	267	563	462
Gain on sale of mortgage loans	(5,018)	(3,349)	(5,239)
Gain on sale of securities available for sale	—	(440)	(1,371)
Gain on other real estate owned	—	(62)	(156)
Valuation allowance of other real estate owned	—	—	162
Increase in accrued interest receivable	(1,620)	(1,462)	(415)
Provision for loan losses	3,287	2,243	2,536
Increase in cash surrender value of bank-owned life insurance	(1,031)	(1,072)	(737)
Originations of mortgage loans held for sale	(1,199,017)	(674,984)	(873,863)
Proceeds from mortgage loans held for sale	1,191,639	654,084	913,107
Deferred taxes	(961)	390	(493)
Net increase in accrued expenses and other liabilities	4,103	1,027	241
Net (increase) decrease in prepaids and other assets	(715)	3,654	(10,260)
Net cash provided by (used in) operating activities	981	(11,976)	30,984
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(105,782)	(132,424)	(75,877)
Purchases of premises and equipment	(27,067)	(2,767)	(3,529)
Disposals of premises and equipment	239	—	—
Purchases of restricted stock investments	(1,761)	(4,621)	(3,975)
Activity in securities available for sale:
Sales	—	18,674	8,909
Maturities/calls/repayments	50,939	153,175	138,567
Purchases	(10,367)	(208,549)	(308,492)
Proceeds from sales for other real estate owned	—	404	2,569
Construction disbursements - other real estate owned	—	—	(227)
Purchase of bank-owned life insurance	—	(10,000)	—
Net cash used in investing activities	(93,799)	(186,108)	(242,055)
Cash flows from financing activities:
Net increase in deposits	50,593	77,684	79,564
Net increase in other borrowed funds and junior
subordinated debentures	74,190	108,087	99,587
Repayment of repurchase agreements	(25,000)	—	—
Proceeds from stock issuance, net of costs	5,001	1,690	2,793
Repurchase of common stock, net of costs	(1,578)	(609)	—
Net cash provided by financing activities	103,206	186,852	181,944
Net increase (decrease) in cash and cash equivalents	10,388	(11,232)	(29,127)
Cash and cash equivalents at beginning of period	35,447	46,679	75,806
Cash and cash equivalents at end of period	$45,835	$35,447	$46,679
Supplemental information:
Interest paid on deposits and borrowed funds	$33,769	$22,494	$20,796
Income taxes paid	3,509	2,064	2,970
Real estate acquired in satisfaction of loans	866	115	400

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004, and 2003

(1) Summary of Significant Accounting Policies

Organization, Basis of Presentation, and Use of Estimates

First Mariner Bancorp (“First Mariner,” on a parent only basis and “we,” “our,” or “us” on a consolidated basis) is a financial holding company incorporated under the laws of the state of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally organized as “MarylandsBank Corp.” in May 1994. MarylandsBank Corp’s name was changed to “First Mariner Bancorp” in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the “Bank”) and 100% of the interests in Finance Maryland, LLC (“Finance Maryland”) and FM Appraisals, LLC (“FM Appraisals”).

Most of our activities are with customers within the Central Maryland region. A portion of activities related to consumer finance operations and mortgage lending are more dispersed and cover parts of the Mid-Atlantic region outside of the state of Maryland. Note 3 describes the types of securities that we invest in, and Note 4 discusses our lending activities. We do not have any concentrations to any one industry or customer.

Our consolidated financial statements include the accounts of First Mariner and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2005.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents and Interest-Bearing Deposits

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For reporting purposes, assets grouped in the Statement of Financial Condition under the captions “Cash and due from banks” and “Federal funds sold and interest-bearing deposits” are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Cash and due from banks, federal funds sold, and interest-bearing deposits have overnight maturities and are generally in excess of amounts that would be recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance.

Investment Securities

We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income. As of December 31, 2005 and 2004, all of our investment securities were classified as available for sale.

If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings. Estimated fair value is determined based on bid prices received from third party pricing services or bid quotations received from securities dealers. Gains or losses on the sales of investments are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

Loans Held for Sale

Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific-identification method.

Loans Receivable

Our loans receivable are stated at their principal balance outstanding, net of related deferred fees and costs. Interest income on our loans is accrued at the contractual rate based on the principal outstanding. We place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest (or when past due payments are received in cash for Finance Maryland consumer loans) and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

We identify impaired loans and measure impairment (i) at the present value of expected cash flows discounted at the loan’s effective interest rate, (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we recognize an impairment loss through a valuation allowance and corresponding charge to provision for loan losses. We do not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment and residential first and second mortgage loans. We evaluate these loans collectively for impairment.

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

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally range from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates unless there would be a failure to honor the rate lock commitment by the counterparty. We mitigate counterparty risk by entering into forward delivery commitments with proven counterparties with whom we have significant previous experience and have performed significant due diligence.

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

Foreclosed assets

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter. Subsequent write-downs are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Restricted Stock Investments

The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on asset size and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

The Bank, maintains an investment in capital stock of several bankers banks. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in these stocks is carried at cost.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available for sale and is presented in Note 18. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity.

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

Statements of Cash Flows

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. For reporting purposes, assets grouped in the Statement of Condition under the captions “Cash and due from banks” and “Federal funds sold and interest-bearing deposits” are considered cash or cash equivalents.

Net Income Per Share

Our basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed after adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the “treasury stock” method, and are provided in Note 14.

Stock-Based Compensation

We apply the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

Since the option price is equal to the market price of the common stock at the date of grant for all of our options granted in 2005, 2004, and 2003, we do not record compensation expense related to options granted. If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31:

(dollars in thousands, except per share data)	2005	2004	2003
Net income, as reported	$7,822	$6,101	$5,307
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(1,471)	(567)	(526)
Pro forma net income	$6,351	$5,534	$4,781
Earnings per share:
Basic - as reported	$1.28	$1.06	$0.97
Basic - pro forma	1.04	0.96	0.88
Diluted - as reported	1.20	0.96	0.88
Diluted - pro forma	0.98	0.87	0.80

During 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting for all unvested stock options previously awarded. On that date, all outstanding options became fully vested. This acceleration reduced the pro forma net income for 2005 by $400,000. If this acceleration had not occurred, pro forma net income would have been $6.751 million or $1.11 per basic share and $1.04 per diluted share for 2005.

The weighted average fair values of our option grants during 2005, 2004, and 2003 were $6.01, $6.90, and $5.50, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	15.74%	14.15%	26.21%
Risk-free interest rate	4.25%	4.19%	4.09%
Expected lives	8 years	10 years	10 years

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

Advertising

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $1.352 million, $1.455 million, and $1.193 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(2)                               Restrictions on Cash and Due From Banks

The Bank is required by the Federal Reserve System to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2005 and 2004, the required reserve balance was $1.000 million.

(3)                               Securities Available for Sale

The composition of our securities available for sale is as follows at December 31:

	2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$165,711	$338	$4,937	$161,112
Trust preferred securities	33,843	521	277	34,087
Equity securities	1,136	194	20	1,310
U.S. Treasury securities	999	—	13	986
Obligations of state and municipal subdivisions	2,939	30	—	2,969
U.S. government agency notes	69,414	—	1,143	68,271
Corporate obligations	1,853	—	76	1,777
Foreign government bonds	1,500	—	19	1,481
Other bonds and annuities	4,946	—	—	4,946
	$282,341	$1,083	$6,485	$276,939

	2004
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$201,610	$1,026	$1,928	$200,708
Trust preferred securities	30,783	1,109	385	31,507
Equity securities	1,136	399	4	1,531
U.S. Treasury securities	1,000	—	—	1,000
Obligations of state and municipal subdivisions	2,942	31	—	2,973
U.S. government agency notes	79,413	—	464	78,949
Foreign government bonds	1,400	—	—	1,400
Other bonds and annuities	4,897	—	—	4,897
	$323,181	$2,565	$2,781	$322,965

Contractual maturities of debt securities at December 31, 2005 and 2004 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	2005
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,984	$6,894
Due after one year through five years	71,728	70,567
Due after ten years	36,782	37,056
Mortgage-backed securities	165,711	161,112
	$281,205	$275,629

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$47,187	$1,162	$105,220	$3,775	$152,407	$4,937
Trust preferred securities	8,409	247	1,082	30	9,491	277
Equity securities	365	15	83	5	448	20
U.S. Treasury securities	986	13	—	—	986	13
U.S. government agency notes	—	—	68,271	1,143	68,271	1,143
Corporate obligations	1,777	76	—	—	1,777	76
Foreign government bonds	1,231	19	—	—	1,231	19
	$59,955	$1,532	$174,656	$4,953	$234,611	$6,485

Gross unrealized losses totaled $6.485 million as of December 31, 2005 and equaled 2.76% of the fair value of securities with unrealized losses as of this date. A total of 73 securities were in an unrealized loss position as of December 31, 2005, with the largest single unrealized loss in any one security totaling $318,000. Thirty-nine securities were in an unrealized loss position for twelve months or more.

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

Trust preferred securities considered temporarily impaired are issues of other banks and bank holding companies we currently hold in our portfolio. There are sixteen issues that are considered impaired, one of which has been impaired for the last twelve months or more. In addition to increases in interest rates, which have resulted in declines in market value, we believe other factors have impacted market values in this segment of our investment portfolio. Certain securities have experienced declines in credit ratings from credit rating firms, which has devalued these specific securities. Also, changes in the market have limited the demand for these securities and reduced their liquidity. New trust preferred offerings have been created which pool issuers, diversify risk, and offer other flexible terms for investors. The popularity for these new issues has resulted in diminished demand for older, single issuer instruments with institutional investors. While some of these issuers have reported weaker financial performance since their acquisition, the majority of these issuers continue to possess more than acceptable credit risk in management’s opinion. Management closely monitors these securities for changes in credit risk, and we have the ability to hold these securities to their maturity. Management does not consider the impairment of these securities to be other than temporary.

At December 31, 2005, there were no securities of a single issuer, other than U.S. Government securities or U.S. sponsored agencies securities, which exceeded 10% of stockholders’ equity.

During 2005, 2004, and 2003, we recognized gross gains on sale of securities of $0, $440,000, and $1.371 million, respectively. There were no losses for any of the years shown.

At December 31, 2005, we held available for sale securities with an aggregate carrying value (fair value) of approximately $207.796 million that we have pledged as collateral for Federal Home Loan Bank advances and other borrowings.

(4)                               Loans Receivable and Allowance for Loan Losses

Approximately 85% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. We generally do not lend more than 90% of the appraised value of a property and require private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for construction, commercial, and multi-family residential loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

We generally consider our residential lending to involve less risk than other forms of lending, although our payment experience on these loans is dependent, to some extent, on economic and market conditions in our primary lending area. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

Loans receivable are summarized as follows at December 31:

(dollars in thousands)	2005	2004
Loans secured by first mortgages on real estate:
Residential	$40,928	$41,558
Commercial	350,228	316,363
Consumer residential construction	126,492	135,820
Construction, net of undisbursed principal	113,395	64,542
	631,043	558,283
Commercial	67,818	60,854
Loans secured by second mortgages on real estate	96,746	79,771
Consumer	55,619	47,389
Loans secured by deposits and other	1,093	1,068
Total loans	852,319	747,365
Unamortized loan discounts, net	(121)	(273)
Unearned loan fees, net	(612)	(946)
	$851,586	$746,146

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $435,000 and $753,000 as of December 31, 2005 and 2004, respectively. Included in unearned loan fees and costs in the above table is unearned income on installment loans of $501,000 and $612,000 as of December 31, 2005 and 2004, respectively.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	2005	2004
Nonaccruing loans	$3,019	$4,628
Real estate acquired by foreclosure	931	65
Total nonperforming assets	$3,950	$4,693
Loans past-due 90 days or more and accruing	$860	$1,658

The interest income which would have been recorded on nonaccrual loans if those loans had been handled in accordance with their contractual terms was approximately $395,000, $440,000, and $360,000 in 2005, 2004, and 2003, respectively. The actual interest income recorded on these loans in 2005, 2004, and 2003 was approximately $118,000, $272,000, and $217,000, respectively.

Loans we consider impaired at December 31, 2005 and 2004 totaled $1.702 million compared to $3.474 million, respectively. The valuation allowance for impaired loans was approximately $851,000 at December 31, 2005 and $1.434 million at December 31, 2004. The average recorded investment in our impaired loans was approximately $2.035 million, $1.601million, and $644,000 for the years ended December 31, 2005, 2004, and 2003, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

Changes in the allowance for losses on loans are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2005	2004	2003
Balance at beginning of year	$9,580	$8,692	$7,188
Provision for loan losses	3,287	2,243	2,536
Charge-offs	(1,507)	(1,573)	(1,266)
Recoveries	383	218	234
Balance at end of year	$11,743	$9,580	$8,692

From time to time, we retain servicing on certain loans we sell into the secondary market. At December 31, 2005, 2004, and 2003 our servicing portfolio totaled $1.834 million, $2.997 million, and $3.533 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Our mortgage servicing rights had a carrying value of $0, $0, and $1,000, as of December 31, 2005, 2004, and 2003, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense and impairment of servicing rights was $0, $1,000, and $106,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

(5)                               Credit Commitments

Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2005 and 2004, we had commitments to originate first mortgage loans on real estate of approximately $97.067 million and $85.800 million, respectively, most of which were committed for sale in the secondary market.

At December 31, 2005 and 2004, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $73.486 million and $57.541 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction commitments aggregating approximately $204.391 million and $166.958 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

Substantially all outstanding commitments at December 31, 2005 and 2004 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of non-performance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2005 and 2004, letters of credit totaled $4.825 million and $5.437 million, respectively.

(6)                               Related Party Transactions

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.  During the years ended December 31, 2005, 2004, and 2003, transactions in related party loans were as follows:

(dollars in thousands)	2005	2004	2003
Beginning balance	$1,882	$2,352	$3,044
Additions	247	80	323
Repayments	(501)	(550)	(1,015)
	$1,628	$1,882	$2,352

Unused loan commitments to directors and policy-making officers totaled $1.410 million as of December 31, 2005 and $776,000 as of December 31, 2004. Letters of credit issued on behalf of directors and policy-making officers totaled $780,000 for December 31, 2005 compared to $763,000 at December 31, 2004.

We lease from Hale Properties, LLC, a company owned by Edwin F. Hale, Sr., CEO of the Company, 34,500 square feet of general office space at 1516 Baylis Street, Baltimore, Maryland, which houses a significant portion of the Company’s servicing and operations units. We paid $389,000 rent expense on this location in 2005. We also lease 18,400 square feet of storage space and disaster recovery facilities at two other locations owned by Mr. Hale. In 2005 we paid $83,000 in rent for these facilities. For the first three months of 2005, we also leased our headquarters building from Hale Properties, LLC. Rent expense on this location amounted to approximately $334,000 for 2005. In March of 2005, we purchased the building from Mr. Hale for a purchase price of $20 million.

In May of 2005, we signed a lease for approximately 56,500 square feet of office space in a new building currently under construction by Mr. Hale. On November 15, 2005, we signed an amendment to the lease that increased the square footage we will occupy to 74,061. This building is adjacent to the current headquarters building at 3301 Boston Street and is anticipated to be completed in the second quarter of 2006. At that time, the operations facility at 1516 Baylis Street will be vacated. The additional space will be utilized for growth and the annual rent will be approximately $1.851 million.

The Company sponsors the activities of the Baltimore Blast, a professional soccer team owned by Edwin F. Hale, Sr. The company paid approximately $150,000 for a sponsorship package which includes printed material and Company banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights. We have a letter of credit with the Baltimore Blast in the amount of $400,000 that is secured by cash.

We have obtained the naming rights to the major indoor sports/entertainment facility in Baltimore from Mr. Hale who obtained them from the City of Baltimore. We pay Mr. Hale $75,000 per year for the naming rights, which is the same as Mr. Hale pays the City of Baltimore. We have a letter of credit with the City of Baltimore in the amount of $375,000 securing performance under the contract.

We have a letter of credit with Canton Crossing, LLC, a limited liability company wholly owned by Mr. Hale for $363,000 that is secured by cash.

All related party transactions are subject to review by management and the Audit Committee and approved by the full Board of Directors. We believe that the terms for all related party transactions are at least as favorable as those that could be obtained from a third party.

(7)                               Premises and Equipment

We own property and equipment as follows at December 31:

(dollars in thousands)	2005	2004
Land	$9,078	$2,300
Buildings and improvements	21,818	6,952
Leasehold improvements	6,428	5,176
Furniture, fixtures and equipment	21,519	17,817
Total at cost	58,843	32,245
Less: accumulated depreciation and amortization	(18,441)	(14,800)
Total premises and equipment	$40,402	$17,445

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $3.872 million, $3.323 million, and $3.099 million, respectively.

We lease various branch and general office facilities to conduct our operations. The leases have remaining terms which range from a period of less than 1 year to 14 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $2.919 million, $3.576 million, and $3.284 million for 2005, 2004, and 2003, respectively.

Our minimum lease payments due for each of the next five years are as follows:

(dollars in thousands)
2006	$3,213
2007	3,702
2008	3,456
2009	3,091
2010	2,354
Thereafter	11,007
$26,823

The above schedule includes lease payments on our new headquarters location which we anticipate will be ready for occupation during the second quarter of 2006. However, no lease payments are required until the building is fully constructed, the timing of which is not known for certain and is beyond our control.

During 2005, we capitalized approximately $20,000 of interest related to the construction of our various premises.

(8)                               Deposits

Deposits are summarized as follows at December 31:

	2005		2004
(dollars in thousands)	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate
Noncertificate:
Savings	$69,647	0.30%	$68,642	0.35%
Interest-bearing demand	23,658	0.20%	30,176	0.34%
Money market accounts	195,036	1.58%	192,394	0.84%
Noninterest-bearing demand	182,049		160,538
Total noncertificate deposits	470,390		451,750
Certificates of deposit:
Original maturities:
Under 12 months	2,362	2.35%	3,015	1.48%
12 to 60 months	366,007	3.33%	337,216	2.97%
IRA and KEOGH	37,251	3.69%	33,436	3.48%
Total certificates of deposit	405,620		373,667
Total deposits	$876,010		$825,417

Time deposits mature as follows:

	2005		2004
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Within 6 months	$46,453	11.45%	$36,549	9.78%
Over 6 months – 12 months	45,095	11.12%	34,480	9.23%
Over 12 months – 24 months	136,324	33.61%	110,773	29.64%
Over 24 months – 36 months	117,959	29.08%	60,077	16.08%
Over 36 months – 48 months	39,675	9.78%	101,550	27.18%
Over 48 months	20,114	4.96%	30,238	8.09%
	$405,620	100.00%	$373,667	100.00%

The Bank offers certain certificate products that provide customers a “one-time” withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2005, certificates that permitted early withdrawal totaled $142.896 million.

Certificates of deposit of $100,000 or more totaled approximately $160.458 million and $145.079 million at December 31, 2005 and 2004, respectively.

(9)                               Borrowings and Repurchase Agreements

Our borrowings consist of short-term and long-term advances from the Federal Home Loan Bank of Atlanta (FHLB), short-term promissory notes, a warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, and a long-term line of credit. The FHLB advances are available under a specific collateral pledge and security agreement, which currently allows us to borrow up to 30% of the Bank’s total assets and requires that we maintain collateral for all of our borrowings in the form of specific first and second mortgage loans or commercial mortgages with outstanding principal equal to 133% of the advances, overnight investments equal to 100% of advances, or securities equal to 103% of advances. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily. In the fourth quarter of 2005, we secured a $75.000 million mortgage warehouse line of credit to assist in the funding of our mortgage-banking business that is secured by the pledging of loans from the Company’s loans held for sale portfolio. Long-term repurchase agreements are fixed-rate obligations and require the company to pledge Government National Mortgage Association (“GNMA”) securities or cash. The long-term line of credit represents borrowings by Finance Maryland and is a long-term line of credit maintained with a commercial bank which permits Finance Maryland to borrow up to $40.000 million at a variable rate of interest. The line of credit is secured by eligible receivables of Finance Maryland and is also guaranteed by First Mariner Bancorp. Other covenants relating to the line of credit require Finance Maryland to maintain predetermined levels of operating performance, credit quality, and equity levels, as well as other usual and customary requirements. The mortgage loan on our headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $19.434 million as of December 31, 2005.

Certain information regarding our borrowings and repurchase agreements are as follows as of December 31:

(dollars in thousands)	2005	2004	2003
Amount outstanding at year-end:
FHLB short-term advances	$163,500	$132,000	$59,000
FRB short-term borrowings	—	—	—
Short-term promissory notes	32,720	30,292	29,884
Warehouse line of credit	3,156	—	—
FHLB long-term advances	85,000	85,000	85,000
Long-term repurchase agreements	—	25,000	25,000
Long-term line of credit	36,290	24,369	—
Mortgage loan	9,710	—	—
Weighted-average interest rate at year-end:
FHLB short-term advances	4.44%	2.44%	1.12%
FRB short-term borrowings	—	—	—
Short-term promissory notes	0.56%	0.61%	0.75%
Warehouse line of credit	5.14%	—	—
FHLB long-term advances	5.99%	4.84%	4.84%
Long-term repurchase agreements	—	5.06%	5.06%
Long-term line of credit	7.42%	5.62%	—
Mortgage loan	5.58%	—	—
Maximum outstanding at any month-end:
FHLB short-term advances	$225,500	$132,000	$59,000
FRB short-term borrowings	—	—	—
Short-term promissory notes	36,955	41,058	43,981
Warehouse line of credit	3,156	—	—
FHLB long-term advances	85,000	85,000	85,000
Long-term repurchase agreements	15,000	25,000	25,000
Long-term line of credit	36,290	24,369	—
Mortgage loan	9,799	—	—
Average outstanding:
FHLB short-term advances	$173,510	$62,060	$8,452
FRB short-term borrowings	71	—	—
Short-term promissory notes	30,640	30,821	25,647
Warehouse line of credit	62	—	—
FHLB long-term advances	85,000	85,000	61,507
Long-term repurchase agreements	15,123	25,000	25,000
Long-term line of credit	30,213	16,360	—
Mortgage loan	7,379	—	—
Weighted-average interest rate during the year:
FHLB short-term advances	3.59%	1.78%	1.22%
FRB short-term borrowings	4.36%	—	—
Short-term promissory notes	1.20%	0.51%	0.63%
Warehouse line of credit	4.07%	—	—
FHLB long-term advances	4.91%	4.93%	5.99%
Long-term repurchase agreements	4.33%	5.17%	5.13%
Long-term line of credit	6.64%	5.24%	—
Mortgage loan	5.63%	—	—

The principal maturities of long-term borrowings are as follows as of December 31, 2005:

(dollars in thousands)
2006	$—
2007	—
2008	36,290
2009	—
2010	60,000
After 2010	34,710
$131,000

The maturities listed in the above table for 2010 are callable immediately at the option of the issuer, while $25.000 million maturing after 2010 is callable beginning in 2010.

We have pledged securities with a carrying value (fair value) of $207.796 million and loans with a carrying value of $212.581 million as collateral for short-term and long-term FHLB advances, the warehouse line of credit, and the long-term line of credit.

(10)                        Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2005:

Trust	Subordinated Debt Issued to Trust	Security Title	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity
MCT II	$10,310,000	Floating rate Trust Preferred Securities	$10,000,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949,000	5-year Fixed Trust Preferred Securities	14,500,000	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	12,380,000	Floating rate Trust Preferred Securities	12,000,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310,000	Floating rate Trust Preferred Securities	10,000,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310,000	Floating rate Trust Preferred Securities	10,000,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155,000	Floating rate Trust Preferred Securities	5,000,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	10,310,000	5-year Fixed Trust Preferred Securities	10,000,000	December 28, 2005	December 30, 2010	December 30, 2035
Total	$73,724,000		$71,500,000

We have issued subordinated debt to Mariner Capital Trusts (“MCT”), including MCT II, MCT III, MCT IV, MCT V, MCT VI, MCT VII, and MCT VIII (the “Trusts”). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with the provisions of FIN46, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The terms of the subordinated debt issued to the Trusts and the Trust Preferred Securities issued by the Trusts are identical.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

The Floating Rate Trust Preferred Securities issued by MCT II accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 335 basis points. The Trust Preferred Securities issued by MCT III accrue interest at a fixed rate of interest, initially at 5.66% on the outstanding securities. The interest rate will reset July 7, 2008 to a floating rate equal to 3-month LIBOR rate plus 325 basis points.

The Floating Rate Trust Preferred Securities issued by MCT IV accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 305 basis points. The Floating Rate Trust Preferred Securities issued by MCT V accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 310 basis points. The Floating Rate Trust Preferred Securities issued by MCT VI accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 205 basis points. The Floating Rate Trust Preferred Securities issued by MCT VII accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 195 basis points. The Trust Preferred Securities issued by MCT VIII accrue interest at an initial fixed rate of interest of 6.26%, then reset to the 3-month LIBOR rate plus 150 basis points.

The interest expense (including amortization of the cost of issuance) on Trust Preferred Securities was $3.762 million in 2005, $2.426 million in 2004, and $2.549 million in 2003.

The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $25.230 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $46.270 million of the Trust Preferred Securities qualify as Tier II capital at December 31, 2005.

(11)                        Employee Benefit Plans

(a) Profit Sharing Plan

We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). We make matching contributions to the plan which totaled $481,000, $392,000, and $378,000 in 2005, 2004, and 2003, respectively.

(b) Stock Options

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. On December 19, 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting for all unvested stock options previously awarded. On that date, all outstanding options became fully vested. Prior to that date, options granted had a three-year vesting schedule with the first year vested upon issuance. As of December 31, 2005, all outstanding options are fully vested. All of our options expire ten years after the date of grant.

Information with respect to stock options is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	738,239	$10.05	701,888	$9.48	514,538	$8.58
Granted	271,800	17.66	51,350	18.32	193,850	11.85
Exercised	(23,800)	9.95	(12,165)	10.66	(6,500)	9.01
Forfeited/Cancelled	(4,305)	10.69	(2,834)	16.41	—	—
Oustanding at end of year	981,934	12.16	738,239	10.05	701,888	9.48

Options outstanding are summarized as follows at December 31, 2005:

Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Options Exercisable (Shares)
$ 4.00	1,200	5.0	1,200
5.50	94,350	5.1	94,350
5.63	41,250	4.2	41,250
6.25	3,000	4.4	3,000
6.45	400	5.5	400
7.10	5,000	5.3	5,000
7.40	350	5.7	350
8.69	10,000	3.9	10,000
9.09	171,050	0.8	171,050
9.16	950	6.0	950
9.86	1,450	6.8	1,450
10.45	120,000	6.0	120,000
10.50	3,000	3.5	3,000
10.70	650	6.2	650
11.68	173,334	7.0	173,334
11.75	12,500	3.1	12,500
11.95	900	7.1	900
12.03	5,500	6.3	5,500
12.10	6,000	6.3	6,000
13.00	800	7.3	800
13.52	7,000	7.3	7,000
16.67	9,100	9.3	9,100
16.70	2,200	9.8	2,200
16.86	1,000	8.5	1,000
16.95	2,700	7.8	2,700
17.45	51,000	10.0	51,000
17.77	209,500	9.1	209,500
18.20	9,450	8.3	9,450
18.38	38,300	8.0	38,300
	981,934		981,934

(c) Warrants

We had outstanding warrants of 482,682 to acquire shares of our common stock at $9.09 per share exercisable at December 31, 2004. All of these warrants were exercised during 2005.

(d) Stock Purchase

We currently offer an employee stock purchase plan whereby our employees can purchase our stock through payroll deductions. We generally provide a discount of up to 10% of the purchase price.

(12)                        Income Taxes

Our income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2005	2004	2003
Current	$2,328	$2,751	$1,278
Deferred	961	(390)	493
Income tax expense	$3,289	$2,361	$1,771

Income tax expense is reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2005		2004		2003
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory federal rate	$3,778	34.0%	$2,877	34.0%	$2,406	34.0%
State income taxes, net of federal income tax benefit	(1)	—	21	0.3	(350)	(4.9)
Change in valuation allowance	(25)	(0.2)	(10)	(0.1)	34	0.4
Bank-owned life insurance	(351)	(3.2)	(365)	(4.3)	(250)	(3.5)
Federal income tax credits	(168)	(1.5)	(166)	(2.0)	(84)	(1.2)
Other	56	0.5	4	—	15	0.2
	$3,289	29.6%	$2,361	27.9%	$1,771	25.0%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

(dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for losses on loans	$4,535	$3,700
Amortization of intangible assets	125	138
State net operating loss carryforward	321	346
Other	73	95
Total gross deferred tax assets	5,054	4,279
Less: valuation allowance	(321)	(346)
Net deferred tax assets	4,733	3,933
Deferred tax liabilities:
Depreciation	880	1,041
Total deferred tax liabilities	880	1,041
Net deferred tax asset attributable to operations	3,853	2,892
Unrealized gain on investments charged to other comprehensive income	2,087	84
Net deferred tax asset	$5,940	$2,976

First Mariner has net operating loss carryforwards for state income tax purposes of approximately $6.940 million that are available to offset future state taxable income of First Mariner Bancorp only. The loss carryforwards will begin to expire in 2019. Management anticipates that it is more likely than not that the future operations of First Mariner Bancorp will not generate sufficient taxable income to realize the deferred tax asset in the amount of $321,000 relating to this state net operating loss.

The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development (“One Maryland”) and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. The total tax credits not utilized as of December 31, 2005 is $4.371 million. We expect the Bank to fully realize the full value of the credits before their expiration.

The Bank has invested in a partnership that owns and manages seven affordable housing projects in the Mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003, and recognized $168,000 in tax credits in 2005, $166,000 in 2004, and $84,000 in 2003.

(13)                        Other Expenses

The following summarizes our other noninterest expenses for the years ended December 31:

	Years ended December 31,
(dollars in thousands)	2005	2004	2003
Office supplies	$680	$697	$691
Printing	543	712	795
Corporate insurance	401	378	297
Other real estate owned expense	28	(73)	18
FDIC premiums	113	115	109
Consulting fees	734	385	506
Marketing/promotion	866	722	825
Postage	764	982	756
Overnight delivery/courier	809	736	770
Security	151	310	294
Dues and subscriptions	438	341	248
Writeoff of unamortized trust preferred expenses	—	—	945
Loan collection expenses	471	332	239
Other	2,914	2,619	1,881
	$8,912	$8,256	$8,374

(14)                        Dividends and Earnings Per Share

As a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC), the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, after providing for due or accrued expenses, losses, interest, and taxes.

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

Information relating to the calculations of our earnings per common share is summarized as follows for the years ended December 31:

(dollars in thousands, except for per share data)	2005	2004	2003
Net income - basic and diluted	$7,822	$6,101	$5,307
Weighted-average share outstanding - basic	6,104,481	5,759,310	5,450,704
Dilutive securities - options and warrants	384,638	591,962	554,842
Adjusted weighted-average shares outstanding - dilutive	6,489,119	6,351,272	6,005,546
Earnings per share - basic	$1.28	$1.06	$0.97
Earnings per share - diluted	$1.20	$0.96	$0.88

For the year ended December 31, 2005, there were 222,199 weighted-average shares which were antidilutive and excluded from the above computation.

(15)                        Regulatory Matters

Various regulatory capital requirements administered by the federal banking agencies apply to us as well as our banking subsidiary. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2005, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes would change the Bank’s category.

Our regulatory capital amounts and ratios as of December 31, 2005 and 2004, were as follows:

			Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
(dollars in thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$158,935	14.9%	$85,087	8.0%	$106,359	10.0%
Bank	105,160	10.7%	78,325	8.0%	97,906	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	100,922	9.5%	42,543	4.0%	63,815	6.0%
Bank	88,197	9.0%	39,162	4.0%	58,744	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	100,922	7.4%	54,804	4.0%	68,505	5.0%
Bank	88,197	6.8%	51,563	4.0%	64,453	5.0%
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$130,526	14.1%	$74,098	8.0%	$92,623	10.0%
Bank	88,713	10.2%	69,801	8.0%	87,252	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	85,928	9.3%	37,049	4.0%	55,574	6.0%
Bank	75,812	8.7%	34,901	4.0%	52,351	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	85,928	7.1%	48,123	4.0%	60,153	5.0%
Bank	75,812	6.5%	46,411	4.0%	58,014	5.0%

The FDIC, through the Savings Association Insurance Fund (SAIF), insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB equal to 0.2% of total assets plus 4.5% of outstanding advances from the Bank. Purchases and sales of stock are made directly with the Bank at par value.

(16)                        Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for our financial instruments as of December 31, 2005 and 2004.

The carrying value and estimated fair value of financial instruments are summarized as follows:

	2005		2004
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and interest-bearing deposits	$45,835	$45,835	$35,447	$35,447
Investment securities	276,939	276,939	322,965	322,965
Loans receivable	851,586	859,234	746,146	753,843
Loans held for sale	92,351	92,351	79,955	79,955
Restricted stock investments	13,647	13,647	11,886	11,886
Liabilities:
Deposits	876,010	869,279	825,417	826,823
Long- and short-term borrowings	330,376	334,084	271,661	288,177
Repurchase agreements	—	—	25,000	25,197
Junior subordinated deferrable interest debentures	73,724	79,890	58,249	58,578

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market, which may be indicated by the committed sales price. Due to the short holding period of these loans, generally 14 to 60 days, the carrying amount of loans held for sale is a reasonable estimate of fair value.

Restricted Stock Investments

The carrying value of restricted stock investments is a reasonable estimate of fair value as these investments do not have a readily available market and can only be sold back to the issuer at its par value of $100 per share.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, interest-bearing NOW accounts, money market, and statement savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

Borrowings, Repurchase Agreements and Junior Subordinated Notes

Borrowings, repurchase agreements and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2005.

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from a one-time sale of our total holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

(17)                        Segment Information

We operate in three business segments—commercial and consumer banking, mortgage-banking, and consumer finance. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking to individuals and commercial enterprises. Consumer and commercial banking also include our treasury function and an allocation for corporate overhead and administration. Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating residential single-family mortgages for sale in the secondary market and to the Bank. Consumer finance is conducted through Finance Maryland, and involves making small direct consumer loans and the purchase of retail installment sales contracts.

The following table presents certain information regarding our business segments:

For the year ended December 31, 2005

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$65,398	$10,467	$6,195	$82,060
Interest expense	28,700	2,005	3,632	34,337
Net interest income	36,698	8,462	2,563	47,723
Provision for loan losses	1,575	1,712	—	3,287
Net interest income after provision for loan losses	35,123	6,750	2,563	44,436
Noninterest income	13,462	2,581	6,972	23,015
Noninterest expense	39,686	7,757	8,897	56,340
Net intersegment income	(905)	—	905	—
Net income before income taxes	$7,994	$1,574	$1,543	$11,111
Total assets	$1,220,856	$49,271	$92,351	$1,362,478

For the year ended December 31, 2004

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$55,089	$7,718	$2,463	$65,270
Interest expense	20,663	1,076	1,090	22,829
Net interest income	34,426	6,642	1,373	42,441
Provision for loan losses	725	1,518	—	2,243
Net interest income after provision for loan losses	33,701	5,124	1,373	40,198
Noninterest income	12,883	1,668	4,639	19,190
Noninterest expense	36,294	5,770	8,862	50,926
Net intersegment income	(582)	—	582	—
Net income before income taxes	$9,708	$1,022	$(2,268)	$8,462
Total assets	$1,136,054	$34,522	$79,955	$1,250,531

For the year ended December 31, 2003

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$46,186	$4,582	$4,857	$55,625
Interest expense	17,866	696	2,652	21,214
Net interest income	28,320	3,886	2,205	34,411
Provision for loan losses	1,400	1,136	—	2,536
Net interest income after provision for loan losses	26,920	2,750	2,205	31,875
Noninterest income	13,024	1,145	6,917	21,086
Noninterest expense	35,066	3,731	7,086	45,883
Net intersegment income	6	—	(6)	—
Net income before income taxes	$4,884	$164	$2,030	$7,078
Total assets	$975,615	$23,183	$59,055	$1,057,853

(18)                        Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains or losses on available for sale securities that will be accumulated with net income in determining comprehensive income.

Components of our comprehensive income are as follows for the years ended December 31:

(dollars in thousands)	2005	2004	2003
Net income	$7,822	$6,101	$5,307
Other comprehensive income items:
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(2,002), $(582), and $19, respectively)	(3,184)	(1,027)	49
Less: reclassification adjustment for gains (net of tax expense of $0, $165, and $530, respectively) included in net income	—	275	841
Total other comprehensive loss	(3,184)	(1,302)	(792)
Total comprehensive income	$4,638	$4,799	$4,515

(19)                        Quarterly Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$22,059	$21,809	$20,033	$18,159
Interest expense	9,935	9,394	8,093	6,915
Net interest income	12,124	12,415	11,940	11,244
Provision for loan losses	776	1,116	981	414
Other operating income	6,341	6,707	5,441	4,526
Operating expenses	14,035	14,865	13,952	13,488
Income before taxes	3,654	3,141	2,448	1,868
Income tax expense	1,147	928	721	493
Net income	$2,507	$2,213	$1,727	$1,375
Net income per common share (basic)	$0.41	$0.35	$0.28	$0.24
Net income per common share (diluted)	$0.37	$0.34	$0.27	$0.22
Market prices: high	$18.45	$18.86	$17.82	$18.30
low	16.50	16.05	15.18	17.30

	Year Ended December 31, 2004
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$17,566	$16,865	$15,698	$15,141
Interest expense	6,337	5,801	5,471	5,220
Net interest income	11,229	11,064	10,227	9,921
Provision for loan losses	762	692	489	300
Other operating income	5,073	4,623	4,673	4,381
Gain on sale of securities	—	100	—	340
Operating expenses	13,004	12,874	12,519	12,529
Income before taxes	2,536	2,221	1,892	1,813
Income tax expense	690	646	519	506
Net income	$1,846	$1,575	$1,373	$1,307
Net income per common share (basic)	$0.32	$0.27	$0.24	$0.23
Net income per common share (diluted)	$0.28	$0.25	$0.22	$0.21
Market prices: high	$17.91	$17.20	$19.75	$20.03
low	16.80	15.51	15.65	17.65

(20)                        Financial Information of Parent Company

The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,
(dollars in thousands)	2005	2004
Assets:
Cash and interest-bearing deposits	$17,920	$16,525
Subordinated notes	7,500	5,000
Loans receivable	7,256	11,331
Securities available for sale	1,310	1,531
Investment in subsidiaries	108,429	84,485
Company-owned life insurance	2,678	2,578
Other assets	1,983	1,464
Total assets	$147,076	$122,914
Liabilities and stockholders’ equity:
Other liabilities	$977	$351
Junior subordinated debentures	73,724	58,249
Stockholders’ equity	72,375	64,314
Total liabilities and stockholders’ equity	$147,076	$122,914

Statements of income

	For the Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Income:
Interest on investments and interest-bearing deposits	$130	$150	$189
Interest on subordinated note	411	274	—
Interest on loans	645	470	736
Gain on sale of securities	—	—	1,124
Other income	846	741	642
Total income	2,032	1,635	2,691
Expenses:
Interest expense	3,762	2,426	2,631
Professional expenses	259	248	204
Other expenses	402	304	1,279
Total expenses	4,423	2,978	4,114
Loss before income tax benefit	(2,391)	(1,343)	(1,423)
Income tax benefit	(96)	(107)	(451)
Loss before equity in undistributed net income of subsidiaries	(2,295)	(1,236)	(972)
Equity in undistributed net income of subsidiaries	10,117	7,337	6,279
Net income	$7,822	$6,101	$5,307

Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(2,295)	$(1,236)	$(972)
Gain on sale of securities	—	—	(1,124)
Increase in other assets	(436)	(251)	(559)
Income from Company-owned life insurance	(100)	(78)	—
Increase (decrease) in other liabilities	627	(1,067)	523
Net cash used in operating activities	(2,204)	(2,632)	(2,132)
Cash flows from investing activities:
Investment in subsidiaries	(16,874)	(1,428)	(4,374)
Loans (disbursements) repayments, net	4,075	10,287	(11,968)
Purchase of subordinated notes	(2,500)	(5,000)	—
Purchase of securities available for sale	—	(170)	(256)
Sale of securities available for sale	—	—	2,711
Purchase of Company-owned life insurance	—	(2,500)	—
Net cash provided by (used in) investing activities	(15,299)	1,189	(13,887)
Cash flows from financing activities:
Proceeds from stock issuance, net	5,001	1,690	2,793
Repurchase of common stock, net	(1,578)	(609)	—
Repayment of junior subordinated deferrable interest debentures	—	—	(22,050)
Proceeds from issuance of junior subordinated deferrable interest debentures	15,475	10,310	37,639
Net cash provided by financing activities	18,898	11,391	18,382
Net increase in cash and cash equivalents	1,395	9,948	2,363
Cash and cash equivalents at beginning of year	16,525	6,577	4,214
Cash and cash equivalents at end of year	$17,920	$16,525	$6,577

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A           CONTROLS AND PROCEDURES

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our exchange act reports is recorded, processed, summarized, and reported within the time periods provided in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management’s Report On Internal Control Over Financial Reporting

The management of First Mariner Bancorp (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Stegman and Company, an independent registered public accounting firm, and their report follows management’s report.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

We have audited management’s assessment, included in the preceding Management’s Report on Internal Control Over Financial Reporting, that First Mariner Bancorp (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated statements of financial condition as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

Baltimore, Maryland	/s/ Stegman & Company
March 1, 2006

Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

PART III

ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to our directors and executive officers and our Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

The information called for by Item 10 with respect to executive officers is set forth above in Part I, Item 4A under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have a Code of Conduct and Ethics that applies to our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during “blackout period;” (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders policy.

ITEM 11            EXECUTIVE COMPENSATION

Certain information relating to our directors’ and executive officers’ compensation, our Compensation Committee’s report on executive compensation, and our stock performance is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is set forth in the following sections of our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

For information regarding the Company’s equity compensation plans, please refer to the table captioned “Equity Compensation Plan Information” in Item 5 of this Form 10-K.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year. Information is also included in Note 6 to the Consolidated Financial Statements set forth herein in Item 8—“Financial Statements and Supplementary Data.”

ITEM 14            PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

Information regarding fees paid to our independent accountants, Stegman & Company, is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1), (2) Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003
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

FIRST MARINER BANCORP
Date: March 16, 2006	By:	/s/ EDWIN F. HALE SR.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 16th day of March, 2006.

/s/ EDWIN F. HALE SR.	/s/ MARK A. KEIDEL
Edwin F. Hale Sr., Chief Executive Officer	Mark A. Keidel, Chief Financial Officer
and Director
/s/ JOSEPH A. CICERO	/s/ GEORGE H. MANTAKOS
Joseph A. Cicero, President and Director	George H. Mantakos, Executive Vice President
and Director
/s/ BARRY B. BONDROFF	/s/ JOHN J. OLIVER
Barry B. Bondroff, Director	John J. Oliver, Director
/s/ JOHN BROWN III	/s/ PATRICIA SCHMOKE
John Brown III, Director	Patricia Schmoke, Director
/s/ THOMAS L. BROMWELL	/s/ HANAN Y. SIBEL
Thomas L. Bromwell, Director	Hanan Y. Sibel, Director
/s/ EDITH B. BROWN	/s/ LEONARD STOLER
Edith B. Brown, Director	Leonard Stoler, Director
/s/ ROSE M. CERNAK	/s/ HECTOR TORRES
Rose M. Cernak, Director	Hector Torres, Director
/s/ HOWARD FRIEDMAN	/s/ MICHAEL R. WATSON
Howard Friedman, Director	Michael R. Watson, Director

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

10.22	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
10.23	Form of Incentive Stock Option Award Agreement under the 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
10.24	Lease Agreement dated May 12, 2005 between First Mariner Bancorp and Hale Properties, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2005.)
10.25

First Amendment to Lease Agreement dated November 15, 2005 between First Mariner Bancorp and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2005.)

21.1	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.