Form 10-Q
period 2006-03-31
FIRST MARINER BANCORP
filed 2006-05-10
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

The number of shares of common stock outstanding as of May 5, 2006 is 6,273,934 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Consolidated Statements of Financial Condition at March 31, 2006 (unaudited) and at December 31, 2005

Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005

Notes to Consolidated Financial Statements (unaudited)

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Item 4—Controls and Procedures

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
Item 1a—Risk Factors
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
Item 3—Defaults Upon Senior Securities
Item 4—Submission of Matters to a Vote of Security Holders
Item 5—Other Information
Item 6—Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$30,554	$40,157
Federal funds sold and interest-bearing deposits	7,162	5,678
Securities available for sale, at fair value	268,985	276,939
Loans held for sale	100,532	92,351
Loans receivable	851,936	851,586
Allowance for loan losses	(11,869)	(11,743)
Loans, net	840,067	839,843
Other real estate owned	65	931
Restricted stock investments	12,366	13,647
Premises and equipment, net	41,062	40,402
Accrued interest receivable	7,849	8,037
Deferred income taxes	6,679	5,940
Bank-owned life insurance	27,627	27,375
Prepaid expenses and other assets	11,972	11,178

Total assets	$1,354,920	$1,362,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$185,445	$182,049
Interest-bearing	702,346	693,961
Total deposits	887,791	876,010
Short-term borrowings	187,570	199,376
Long-term borrowings	125,463	131,000
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	7,348	9,993
Total liabilities	1,281,896	1,290,103

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,273,934 and 6,262,442 shares issued and outstanding, respectively	314	313
Additional paid-in capital	55,366	55,193
Retained earnings	21,845	20,185
Accumulated other comprehensive loss	(4,501)	(3,316)
Total stockholders’ equity	73,024	72,375

Total liabilities and stockholders’ equity	$1,354,920	$1,362,478

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Interest income:
Loans	$19,028	$14,672
Investments and other earning assets	3,287	3,487
Total interest income	22,315	18,159
Interest expense:
Deposits	5,047	3,508
Short-term borrowings	1,997	897
Long-term borrowings	3,029	2,510
Total interest expense	10,073	6,915
Net interest income	12,242	11,244
Provision for loan losses	422	414
Net interest income after provision for loan losses	11,820	10,830
Noninterest income:
Gain on sale of mortgage loans	1,443	760
Other mortgage-banking revenue	625	358
ATM fees	785	719
Service fees on deposits	1,679	1,671
Commissions on sales of nondeposit investment products	94	125
Income from bank-owned life insurance	252	257
Commissions on sales of other insurance products	561	402
Other	559	234
Total noninterest income	5,998	4,526
Noninterest expense:
Salaries and employee benefits	8,432	7,145
Net occupancy	1,703	1,645
Furniture, fixtures and equipment	800	756
Professional services	202	333
Advertising	466	450
Data processing	449	521
ATM servicing expenses	283	282
Service & maintenance	538	410
Other	2,645	1,946
Total noninterest expense	15,518	13,488
Net income before income taxes	2,300	1,868
Income tax expense	640	493
Net income	$1,660	$1,375
Net income per common share:
Basic	$0.26	$0.24
Diluted	$0.25	$0.22

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$1,660	$1,375
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	970	856
Amortization of unearned loan fees and costs, net	(306)	(262)
Amortization of premiums and discounts on loans, net	(150)	(183)
Amortization of premiums and discounts on mortgage-backed securities, net	59	93
Gain on sale of mortgage loans	(1,443)	(760)
Decrease (increase) in accrued interest receivable	188	(243)
Provision for loan losses	422	414
Increase in cash surrender value of bank-owned life insurance	(252)	(257)
Originations of mortgage loans held for sale	(288,454)	(198,330)
Proceeds from mortgage loans held for sale	281,716	203,122
Net (decrease) increase in accrued expenses and other liabilities	(2,638)	281
Net increase in prepaids and other assets	(792)	(1,851)
Net cash (used in) provided by operating activities	(9,020)	4,255
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(190)	(22,813)
Purchases of premises and equipment	(1,633)	(20,946)
Redemptions (purchases) of restricted stock investments	1,281	(74)
Activity in securities available for sale:
Maturities/calls/repayments of securities available for sale	5,965	14,355
Purchase of securities available for sale	—	(2,103)
Proceeds from sales of other real estate owned	866	—
Net cash provided by (used in) investing activities	6,289	(31,581)
Cash flows from financing activities:
Net increase in deposits	11,781	27,539
Net (decrease) increase in other borrowed funds	(17,343)	11,118
Repayment of repurchase agreements	—	(10,000)
Proceeds from stock issuance	174	158
Repurchase of common stock, net of costs	—	(181)
Net cash (used in) provided by financing activities	(5,388)	28,634
(Decrease) increase in cash and cash equivalents	(8,119)	1,308
Cash and cash equivalents at beginning of period	45,835	35,447
Cash and cash equivalents at end of period	$37,716	$36,755
Supplemental information:
Interest paid on deposits and borrowed funds	$9,902	$6,759
Income taxes paid	$247	$—

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Information as of and for the three months
ended March 31, 2006 and 2005 is unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in our 2005 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “allowance”), other than temporary impairment of investment securities, accounting for gain on sale of mortgage loans, determination of changes in fair value for the derivative loan commitments, use of derivatives to manage interest rate risk, and deferred tax assets.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

Derivative Loan Commitments Hedging Activities

In connection with our mortgage-banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. We enter into these commitments through retail and broker channels and also purchase loan commitments from correspondent lenders. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 90 days after inception of the rate lock commitment. Such a commitment is referred to as a derivative loan commitment if the loan that will result from exercise of the commitment will be held for sale upon funding under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As such, loan commitments that are derivatives must be recognized at fair value on the consolidated balance sheets with changes in their fair values recorded as part of income from mortgage-banking operations. Fair value of derivative loan commitments is considered the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. For accounting purposes, we value this commitment to zero at inception, consistent with the concepts embodied in EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Subsequent to inception, we estimate the fair value of the commitment, taking into consideration the probability of funding of the loan, and compare it to the fair value calculated at inception to measure the change in value, which is recorded through current period earnings with a corresponding asset for an increase in value or a liability for a decrease in value.

Historically, we have protected the price risk of our rate lock commitments exclusively through the use of best efforts forward delivery commitments, where we commit to sell a loan to a buyer that has agreed to buy the loan at the interest rate committed to the customer. With best efforts forward delivery commitments, we are not exposed to losses nor will we realize gains related to our rate lock commitments due to changes in interest rates. We assume any change in the fair value of the best efforts forward delivery commitments would be equal to any change in the fair value of the corresponding rate lock commitment with the customer.

Beginning in January 2006, we expanded our secondary marketing and hedging operations, and began to hedge a portion (approximately 20%) of our rate lock commitments through the use of forward sales of mortgage-backed securities.

The use of forward sales of mortgage-backed securities allows us to aggregate pools of mortgage loans to be sold on a bulk basis, and we expect the overall impact of selling loans in bulk (net of related hedging costs) will produce higher net profits compared to selling loans individually via best efforts forward delivery commitments.

The process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments. Hedging interest rate risk in bulk sales requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We have engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

Counterparty Credit Risk

We have exposure to credit loss in the event of contractual non-performance by our trading counterparties and counterparties to our various over-the-counter derivative financial instruments. We manage this credit risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit extended to any single counterparty.

NOTE 2 — COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005
Net income	$1,660	$1,375
Other comprehensive income items:
Unrealized holding losses arising during the period (net of tax benefit of $746 and $1,521, respectively)	(1,185)	(2,418)
Total other comprehensive loss	(1,185)	(2,418)
Total comprehensive income (loss)	$475	$(1,043)

NOTE 3 — PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method. For the three month period ended March 31, 2006 and 2005, there were 0 and 48,450 shares, respectively, which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2006	2005
Net income - basic and diluted	$1,660	$1,375
Weighted-average share outstanding - basic	6,264,833	5,828,580
Dilutive securities - options and warrants	331,828	562,187
Adjusted weighted-average shares outstanding - dilutive	6,596,661	6,390,767
Earnings per share - basic	$0.26	$0.24
Earnings per share - diluted	$0.25	$0.22

NOTE 4 — STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. On December 19, 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting for all unvested stock options previously awarded. On that date, all outstanding options became fully vested. Prior to that date, options granted had a three-year vesting schedule with the first year vested upon issuance. As of March 31, 2006, all outstanding options are fully vested. All of our options expire ten years after the date of grant.  There have been no modifications to the existing plan.

In addition to our stock option plan, we currently offer an employee stock purchase plan whereby our employees can purchase our stock through payroll deductions. We generally provide a discount of up to 10% of the purchase price. As of March 31, 2006, we have set aside 263,793 shares out of our total authorized but unissued shares for these two plans.

In January 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R,  “Share-Based Payment (Revised 2004)” for our shareholder-approved Stock Option Plan, which permits the grant of share options and shares to our directors and key employees. We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006. The determination of compensation cost for awards granted prior to January 1, 2006 is based on the same methods and on the same fair values previously determined for the pro forma disclosures previously required. We recognized no compensation cost in the first quarter of 2006 as no new options were granted. In addition, we had no options as of January 1, 2006 for which requisite service remains as we accelerated the vesting of all options in 2005.

Information with respect to stock options is as follows for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	981,934	$12.16
Granted	—	—
Exercised	(5,820)	13.09
Forfeited/Cancelled	(3,599)	12.63
Outstanding at end of period	972,515	$12.15	5.8	$6,836,356
Exercisable at end of period	972,515	$12.15	5.8	$6,836,356

We did not grant any options for the three months ended March 31, 2006. The weighted average fair values of our option grants for the three months ended 2005 were $6.03 on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended March 31, 2005:

Dividend yield	—
Expected volatility	16.55%
Risk-free interest rate	4.20%
Expected lives	8 years

For 2005, prior to adoption of  SFAS 123R, the option price was equal to the market price of the common stock at the date of grant for all of our options and, accordingly, we did not record compensation expense related to options granted. If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the three months ended March 31, 2005:

(dollars in thousands, except per share data)
Net income, as reported	$1,375
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(457)
Pro forma net income	$918

Earnings per share:
Basic - as reported	$0.24
Basic - pro forma	$0.16
Diluted - as reported	$0.22
Diluted - pro forma	$0.14

The total intrinsic value of options exercised and the related tax benefit during the three months ended March 31, 2006 amounted to $32,195 and $12,434, respectively, and proceeds from exercises of stock options amounted to $76,174 for the three months ended March 31, 2006.

While our employee stock purchase plan provides for a 10% discount from market value at issuance, we do not recognize compensation expense on the discount as:  substantially all employees that meet limited employment qualifications may participate in the plan on an equitable basis; the plan incorporates no option features, other than employees are permitted a short period of time after the purchase price has been fixed to enroll in the plan, the purchase price is based solely on the market price of the shares at the date of purchase, and employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously paid and;  the discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit. Our exposure to credit risk is represented by the contractual amounts of those financial instruments. We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. A summary of the financial instruments at March 31, 2006 whose contract amounts represent potential credit risk is as follows:

	March 31,	December 31,
(dollars in thousands)	2006	2005
Commitments to extend credit (includes unused lines of credit)	$346,577	$374,944
Standby letters of credit	3,906	4,825

NOTE 6 — SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments—commercial and consumer banking, consumer finance and mortgage-banking. Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. This segment also includes our treasury and administrative functions. Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating first and second lien residential mortgages for sale in the secondary market and to the Bank. Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans and the purchase of retail installment sales contracts. The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding the our business segments:

For the three month period ended March 31, 2006:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$17,579	$3,250	$1,486	$22,315
Interest expense	8,413	682	978	10,073
Net interest income	9,166	2,568	508	12,242
Provision for loan losses	—	422	—	422
Net interest income after provision for loan losses	9,166	2,146	508	11,820
Noninterest income	3,356	695	1,947	5,998
Noninterest expense	10,573	2,273	2,672	15,518
Net intersegment income	(9)	—	9	—
Net income before income taxes	$1,940	$568	$(208)	$2,300
Total assets	$1,202,193	$52,195	$100,532	$1,354,920

For the three month period ended March 31, 2005:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$15,046	$2,351	$762	$18,159
Interest expense	6,149	376	390	6,915
Net interest income	8,897	1,975	372	11,244
Provision for loan losses	50	364	—	414
Net interest income after provision for loan losses	8,847	1,611	372	10,830
Noninterest income	3,041	430	1,055	4,526
Noninterest expense	9,572	1,801	2,115	13,488
Net intersegment income	(44)	—	44	—
Net income before income taxes	$2,272	$240	$(644)	$1,868
Total assets	$1,165,815	$36,666	$75,923	$1,278,404

NOTE 7 — FINANCIAL INSTRUMENTS

We utilize various derivative instruments to economically hedge the price risk associated with our outstanding derivative loan commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments. The instruments used to economically hedge the fair value of the derivative loan commitments include forward loan sales of mortgage-backed securities under mandatory contracts and forward sales commitments under best efforts contracts. A forward loan sales commitment protects us from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. A forward contract to sell mortgage-backed securities hedges and protects price, volume and other interest rate lock commitment risks. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) we want to hedge economically. Estimates of fair value take into consideration the probability of funding the loan.

Information pertaining to the notional amounts of our derivative financial instruments is as follows as of March 31, 2006:

(dollars in thousands)	Carrying Amount	Estimated Fair Value
Interest rate lock commitments	$68,671	$68,437

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$74,079	$74,268

Forward contracts to sell mortgage-backed securities	$30,250	$30,287

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995. Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels. Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation and government regulation. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A in our Form 10-K for the year ended December 31, 2005. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). The Bank is the largest operating subsidiary of the Company with assets exceeding $1.2 billion as of March 31, 2006. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling those mortgages on the secondary market. During the first quarter of 2006, First Mariner Mortgage expanded its activities significantly and began hedging the interest rate risk associated with mortgage-banking activities.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 15 branches in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $52.2 million as of March 31, 2006.

FM Appraisals, which commenced operations in the fourth quarter of 2003, is a residential real estate appraisal preparation and management company that is headquartered in Baltimore City. FM Appraisals offers appraisal services for residential real estate lenders, including appraisal preparation, the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals has historically provided these services to First Mariner Mortgage and began marketing appraisal management services to outside lenders in 2006.

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

Financial Condition

The Company’s total assets were $1.355 billion at March 31, 2006, compared to $1.362 billion at December 31, 2005, decreasing $7.558 million or 0.5% for the first three months of 2006. Earning assets increased $780,000 or 0.1% to $1.241 billion from $1.240 billion. The decline in assets was primarily due to declines in cash and due from banks (-$9.603 million) and securities available for sale (-$7.954 million), partially offset by growth in loans outstanding (+$350,000), higher levels of loans held for sale (+$8.181 million) and higher short-term investments (+$1.484 million). The decline in assets enabled us to pay down approximately $5.537 million in long-term borrowings. In addition, payoffs of short-term borrowings of $11.806 million were facilitated by an increased level of customer deposits of $11.781.

Investment securities available for sale

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. Total investment securities declined $7.954 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other investments, and a decline in market values. At March 31, 2006, our unrealized loss on securities classified as available for sale totaled $7.309 million, compared to $5.402 million at December 31, 2005. The decline resulted from increases in short-term and long-term interest rates  from December 31, 2005 to March 31, 2006, which resulted in lower market valuation of our fixed income investments. We consider the decline in market values to be temporary and do not expect to realize losses on any of the securities currently in the investment portfolio. There were no securities purchased or sold during the three months ended March 31, 2006. The investment portfolio composition is as follows:

	March 31,		December 31,
	2006		2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Investment securities available for sale:
Mortgage-backed securities	$153,317	57.0%	$161,112	58.2%
Trust preferred securities	33,766	12.5%	34,087	12.3%
US government agency notes	68,234	25.4%	68,271	24.7%
US Treasury securities	986	0.4%	986	0.3%
Obligations of state and municipal subdivisions	2,951	1.1%	2,969	1.1%
Corporate obligations	1,857	0.7%	1,777	0.6%
Equity securities	1,416	0.5%	1,310	0.5%
Foreign government bonds	1,500	0.6%	1,481	0.5%
Other investment securities	4,958	1.8%	4,946	1.8%
Total investment securities available for sale	$268,985	100.0%	$276,939	100.0%

Loans

Total loans increased $350,000 during the first three months of 2006. Demand for new loans softened as interest rates have continued to increase and loan payoffs accelerated. Growth was realized in our residential mortgage loan portfolio (+$2.322 million), consumer loan portfolio (+$2.206 million) and second mortgages on real estate portfolio (+$2.813 million). The growth in these loan types was significantly offset by decreases in our commercial real estate portfolio (-$577,000), consumer residential construction portfolio (-$4.071 million), commercial portfolio (-$347,000) and commercial construction portfolio (-$2.328 million). The total loan portfolio was comprised of the following:

	March 31,		December 31,
	2006		2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$43,250	5.1%	$40,928	4.8%
Commercial	349,651	41.0%	350,228	41.1%
Consumer residential construction	122,421	14.4%	126,492	14.8%
Commercial/residential construction	111,067	13.0%	113,395	13.3%
	626,389	73.5%	631,043	74.0%
Commercial	67,471	7.9%	67,818	8.0%
Loans secured by second mortgages on real estate	99,559	11.7%	96,746	11.4%
Consumer loans	57,825	6.8%	55,619	6.5%
Loans secured by deposits	1,193	0.1%	1,093	0.1%
Total loans	852,437	100.0%	852,319	100.0%
Unamortized loan discounts	(220)		(121)
Unearned loan fees, net	(281)		(612)
	$851,936		$851,586

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

We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses was $422,000 for the three months ended March 31, 2006, as compared to $414,000 for the same period in 2005. Overall loan quality remained very strong and the provision for credit losses increased in an amount proportionate to the incremental inherent risk associated with growth in total loans and qualitative factors management uses in establishing the unallocated portion of the allowance for loan losses. We recorded net charge-offs of $296,000 during the first three months of 2006 compared to net charge-offs of $280,000 for the same period in 2005.

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

The process of establishing the allowance with respect to our commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. A significant portion of the risk grades are reviewed and validated annually by an independent consulting firm, as well as periodically by the our internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Management also includes an economic environmental element to its analysis for loans which could be affected by economic environmental conditions. Historical factors by product type are adjusted each quarter based on actual loss history. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry concentrations. All nonaccrual loans in the commercial and non-residential real estate portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status and to determine the need for a specific reserve.

Consumer and residential mortgage loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in retail and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the retail and residential mortgage portfolios are consistent with those for the commercial portfolios.

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. The allowance at March 31, 2006 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  The changes in the allowance are presented in the following table.

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005
Allowance for loan losses, beginning of year	$11,743	$9,580
Loans charged off:
Commercial	—	(15)
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	(9)	—
Residential mortgages	—	—
Consumer	(412)	(361)
Total loans charged off	(421)	(376)
Recoveries:
Commercial	—	—
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	23	—
Residential mortgages	—	—
Consumer	102	96
Total recoveries	125	96
Net charge-offs	(296)	(280)
Provision for loan losses	422	414
Allowance for loan losses, end of period	$11,869	$9,714
Loans (net of premiums and discounts):
Period-end balance	$851,936	$768,258
Average balance during period	847,794	749,003
Allowance as a percentage of period-end loan balance	1.39%	1.26%
Percent of average loans:
Provision for loan losses (annualized)	0.20%	0.22%
Net charge-offs (annualized)	0.14%	0.15%

During the first three months of 2006, annualized net charge-offs as compared to average loans outstanding decreased slightly to 0.14%, as compared to 0.15% during the same period of 2005, mostly due to higher recoveries of prior period charge-offs. Nonperforming assets, expressed as a percentage of total assets, totaled 0.27% at March 31, 2006, down from 0.29% at December 31, 2005, and 0.33% at March 31, 2005. The decrease as compared to December 31, 2005 and March 31, 2005 reflects a decrease in commercial real estate acquired by foreclosure. Loans past due 90 days or more and still accruing totaled $1.649 million compared to $860,000 million at December 31, 2005 and $2.801 million as of March 31, 2005. The decrease in delinquencies when compared to March 2005 reflects significant declines in our residential construction-consumer portfolio.

Loans are placed on nonaccrual status when they are past-due 90 days or more as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt. Management may grant a waiver from nonaccrual status for a past-due loan that is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.

 The following table provides information concerning nonperforming assets and past-due loans:

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Nonaccruing loans	$3,653	$3,019	$3,227
Real estate acquired by foreclosure	65	931	931
Total nonperforming assets	$3,718	$3,950	$4,158

Loans past-due 90 days or more and accruing	$1,649	$860	$2,801

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

As of March 31, 2006, we had impaired loans of $1.429 million. A portion of the general allowance for loan losses in the amount of $715,000 has been allocated to these loans.

At March 31, 2006, the allowance for loan losses represented 319.2% of nonperforming assets compared to 297.3% at December 31, 2005. Management believes the allowance for loan losses is adequate as of March 31, 2006.

Deposits

Deposits totaled $887.791 million as of March 31, 2006, increasing $11.781 million or 1.3% from the December 31, 2005 balance of $876.010 million. The increase in deposits is attributable to continued marketing, promotion and cross selling of existing customers into additional products. The mix of deposits has not significantly changed during 2006 compared to December 31, 2005, although NOW and money market accounts increased slightly and time deposits decreased slightly, proportionately. Continued successful marketing and promotional campaigns have maintained a strong mix of noninterest checking accounts, NOW and money market accounts. The deposit breakdown is as follows:

	March 31, 2006		December 31, 2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$244,147	27.5%	$218,694	25.0%
Regular savings deposits	71,982	8.1%	69,647	7.9%
Time deposits	386,217	43.5%	405,620	46.3%
Total interest-bearing deposits	702,346	79.1%	693,961	79.2%
Noninterest-bearing demand deposits	185,445	20.9%	182,049	20.8%
Total deposits	$887,791	100.0%	$876,010	100.0%

Core deposits represent deposits that we believe will not be affected by changes in interest rates and therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. As of March 31, 2006, our core deposits were $565.207 million. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank at Atlanta (“FHLB”), a mortgage warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, a long-term line of credit, and junior subordinated deferrable interest debentures. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties and call provisions.

Long-term borrowings consist of advances from the FHLB, a mortgage loan on our headquarters building, and a line of credit and totaled $125.463 million and $131.000 million at March 31, 2006 and December 31, 2005, respectively. The long-term line of credit is used to fund Finance Maryland’s lending business. As of March 31, 2006, total borrowings under this line were $30.800 million, down from $36.290 million at December 31, 2005. In March of 2005, we purchased our headquarters building and assumed the existing mortgage loan on the property.

As of March 31, 2006, the balance on the loan was $9.663 million compared to $9.710 million as of December 31, 2005. FHLB long-term advances remained unchanged at $85.000 million.

Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings decreased $11.806 million, from $199.376 million at December 31, 2005 to $187.570 million at March 31, 2006, reflecting decreased borrowing required as growth in deposits exceeded growth in earning assets.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts, which are wholly owned by First Mariner Bancorp. The proceeds from the sales of trust preferred securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both March 31, 2006 and December 31, 2005.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $25.842 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $45.658 million of the Trust Preferred Securities qualify as Tier II capital at March 31, 2006.

Capital Resources

Stockholders’ equity increased $649,000 in the first three months of 2006 to $73.024 million from $72.375 million as of December 31, 2005. Retained earnings grew by the retention of net income of $1.660 million for the first three months of 2006. Common stock and additional paid-in-capital increased by $174,000 due to the sale of stock through the exercise of options and warrants ($76,000) and shares issued through the employee stock purchase plan ($98,000). Accumulated other comprehensive loss deteriorated by $1.185 million due to the decrease in estimated fair values of the securities portfolio.

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

The Company and the Bank have exceeded their capital adequacy requirements to date. We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements. The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2006	2005	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	7.8%	7.4%	4.0%
The Bank	7.2%	6.8%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	9.8%	9.5%	4.0%
The Bank	9.3%	9.0%	4.0%
Total capital to risk-weighted assets:
Consolidated	15.3%	14.9%	8.0%
The Bank	11.0%	10.7%	8.0%

Results of Operations

Net Income

For the three months ended March 31, 2006, net income totaled $1.660 million compared to $1.375 million for the three month period ended March 31, 2005. Basic earnings per share for the first three months of 2006 totaled $0.26 compared to $0.24 per share for the same period of 2005, while diluted earnings per share totaled $0.25 for the first three months of 2006 compared to $0.22 for the first three months of 2005. Earnings for the three months ended March 31, 2006 were driven by higher net interest income and noninterest income; offset somewhat by a higher provision for loan losses and growth in noninterest expenses, including income tax expense.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets for the three months ended March 31, 2006 was 0.51% compared to 0.45% for the corresponding period in 2005. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity for the three months ended March 31, 2006 was 9.27% compared to 8.72% for the corresponding period in 2005. The improvement in these ratios was due to higher net income in 2006.

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

Net interest income for the first three months of 2006 totaled $12.242 million, an increase of 8.9% over $11.244 million for the three months ended March 31, 2005. The improvement in net interest income during 2006 was due to an increase in the average balance of earning assets, from $1.147 billion for the three months ended March 31, 2005 to $1.225 billion for the three months ended March 31, 2006. The benefit realized from the increased volume of earning assets was partially offset by higher average balances of interest-bearing deposits and borrowings, which increased from $1.001 billion for the three months ended March 31, 2005 to $1.074 billion for the three months ended March 31, 2006.

The yield on average assets increased from 6.35% for the three months ended March 31, 2005 to 7.30% for the three months ended March 31, 2006, while the rates on average interest-bearing liabilities increased as well from 2.80% for the three months ended March 31, 2005 to 3.80% as of March 31, 2006. Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates. As the yields on interest-earning assets increased more than the rates on interest-bearing deposits, the net interest margin increased to 3.97% for the three months ended March 31, 2006, as compared to 3.90% for the comparable period in 2005.

Interest income. Total interest income increased by $4.156 million due to both increased rates on interest-earning assets and growth in average earning assets. Average loans outstanding increased by $98.791 million, with increases in most loan categories. Average loans held for sale increased $21.136 million and average investment securities decreased by $40.312 million. Yields on earning assets for the period increased to 7.30% from 6.35% due to the higher rate environment in 2006. The yield on total loans increased from 7.45% to 8.30%, driven by increased rates on almost all loan types.

Interest expense. Interest expense increased by $3.158 million, due primarily to increases in the average rate paid on interest-bearing liabilities, which increased from 2.80% for the three months ended March 31, 2005 to 3.80% for the three months ended March 31, 2006. The increases in average interest-bearing deposits of $29.757 million and in the rate paid on deposits from 2.15% for the three months ended March 31, 2005 to 2.96% for the three months ended March 31, 2006 were driven primarily by increases in the volume and rates on money market and time deposits. An increase in average borrowings of $42.668 million was due to additional short-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”), subordinated debt issued late in 2005, and increased borrowings on the mortgage loan warehouse line of credit. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2006.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended March 31,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$66,585	$1,019	6.12%	$71,762	$1,031	5.75%
Comm/res construction	112,838	2,447	8.68%	70,060	1,277	7.29%
Commercial mortgages	348,327	6,173	7.09%	302,916	5,094	6.73%
Residential construction - consumer	122,576	2,248	7.43%	129,717	2,329	7.27%
Residential mortgages	41,607	574	5.52%	41,014	615	6.00%
Consumer	155,861	5,081	13.09%	133,534	3,564	10.71%
Total loans	847,794	17,542	8.30%	749,003	13,910	7.45%
Loans held for sale	81,454	1,486	7.32%	60,318	762	5.05%
Securities available for sale, at fair value	273,933	3,022	4.41%	314,245	3,322	4.23%
Interest-bearing deposits	9,236	97	4.21%	11,995	67	2.24%
Restricted stock investments, at cost	12,479	168	5.39%	11,453	98	3.41%

Total earning assets	1,224,896	22,315	7.30%	1,147,014	18,159	6.35%

Allowance for loan losses	(11,778)			(9,642)
Cash and other nonearning assets	116,829			93,076
Total assets	$1,329,947	22,315		$1,230,448	18,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$12,147	6	0.21%	$12,196	5	0.17%
Savings deposits	70,141	53	0.30%	70,090	53	0.31%
Money market deposits	216,246	1,371	2.57%	203,657	568	1.13%
Time deposits	393,470	3,617	3.73%	376,304	2,882	3.11%
Total interest-bearing deposits	692,004	5,047	2.96%	662,247	3,508	2.15%
Borrowings	381,816	5,026	5.34%	339,148	3,407	4.07%

Total interest-bearing liabilities	1,073,820	10,073	3.80%	1,001,395	6,915	2.80%

Noninterest-bearing demand deposits	177,295			159,680
Other noninterest-bearing liabilities	6,196			5,434
Stockholders’ equity	72,636			63,939
Total liabilities and stockholders’ equity	$1,329,947	10,073		$1,230,448	6,915

Net interest income/net interest spread		$12,242	3.50%		$11,244	3.55%
Net interest margin			3.97%			3.90%

(1)  Nonaccrual loans are included in average loans.

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below. Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			March 31, 2005
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$64	$(76)	$(12)	$(22)	$(79)	$(101)
Comm/res construction	277	893	1,170	24	402	426
Commercial mortgages	286	793	1,079	(1,136)	1,929	793
Residential construction - consumer	49	(130)	(81)	11	176	187
Residential mortgages	(50)	9	(41)	(207)	100	(107)
Consumer	865	652	1,517	(184)	1,277	1,093
Total loans	1,491	2,141	3,632	(1,514)	3,805	2,291
Loans held for sale	406	318	724	30	246	276
Securities available for sale, at fair value	139	(439)	(300)	(269)	665	396
Interest-bearing deposits	48	(18)	30	208	(203)	5
Restricted stock investments, at cost	61	9	70	(7)	57	50

Total interest income	2,145	2,011	4,156	(1,552)	4,570	3,018

Interest paid on:
Interest-bearing deposits:
NOW deposits	1	—	1	(31)	(38)	(69)
Savings deposits	—	—	—	(67)	45	(22)
Money market deposits	765	38	803	122	122	244
Time deposits	599	136	735	78	167	245
Total interest-bearing deposits	1,365	174	1,539	102	296	398
Borrowings	1,152	467	1,619	44	1,253	1,297

Total interest expense	2,517	641	3,158	146	1,549	1,695

Net interest income	$(372)	$1,370	$998	$(1,698)	$3,021	$1,323

Noninterest Income

Noninterest income for the three months ended March 31, 2006 was $5.998 million, an increase of $1.472 million or 32.5% for the comparable period of 2005. Contributing to the higher noninterest income was an increase in gains on sale of mortgage loans and other mortgage-banking revenue of $950,000, or 85.0%, due to increased volume of loans originated and volume of loans sold into the secondary market. Mortgages sold into the secondary market increased 38.7% during the first three months of 2006, compared to the same period of 2005 and pricing spreads increased. Loans originated for sale increased 45.4%, increasing origination and appraisal income.

Deposit service charges remained relatively stable for the three months ending March 31, 2006 compared to the same period in 2005. ATM fees increased by $66,000 or 9.2% as a result of increased volume of ATM and debit card transactions. As of March 31, 2006, the Bank had 49 ATM locations that it owns and operates and 139 ATM’s through third party agreements. Commissions on sales of other insurance products grew by $159,000 due to increased sales volume of insurance products sold through Finance Maryland. Commissions on sales of nondeposit investment products decreased $31,000 due to lower sales of annuities, for which we receive a higher commission percentage than on other products. Noninterest income included no gains on sales of securities for the first three months of 2006 or 2005. Other sources of noninterest income increased $325,000 primarily due to rental income from third party tenants in our headquarters building which we purchased in March 2005.

Noninterest expenses

For the three months ended March 31, 2006, noninterest expenses increased $2.030 million or 15.1% to $15.518 million compared to $13.488 million for the same period of 2005. Salary and employee benefits expenses increased $1.287 million due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, increased cost of employer provided health care and higher performance-based incentive costs. Occupancy expenses increased $58,000 from $1.645 million for the three months ended March 31, 2005 to $1.703 million for the three months ended March 31, 2006, reflecting an increase in lease expense due to additional bank branch, mortgage loan and consumer loan office locations, slightly offset by a decrease in lease expense due to our purchase of our headquarters building in March of 2005. Service and maintenance expense also increased ($128,000) due to increased locations. Professional services decreased $131,000 due to lower legal fees and audit expense. Marketing and promotion expense increased $132,000 due to increased promotional activities. The following table shows the breakout of noninterest expense.

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005
Salaries and employee benefits	$8,432	$7,145
Net occupancy	1,703	1,645
Furniture, fixtures and equipment	800	756
Professional services	202	333
Advertising	466	450
Data processing	449	521
Service and maintenance	538	410
Office supplies	193	182
ATM servicing expenses	283	282
Printing	159	146
Corporate insurance	104	75
OREO expense	(4)	—
FDIC premiums	28	29
Consulting fees	160	146
Marketing/promotion	312	180
Postage	251	189
Overnight delivery/courier	216	186
Security	61	36
Dues and memberships	160	96
Loan collection expenses	146	103
Other	859	578
	$15,518	$13,488

Income Taxes

We recorded income tax expense of $640,000 on income before taxes of $2.300 million, resulting in an effective tax rate of 27.8% for the three month period ended March 31, 2006 in comparison to income tax expense of  $493,000 on income before taxes of $1.868 million, resulting in an effective tax rate of 26.4% for the three month period ended March 31, 2005. The increase in income tax expense was due to the increased level of pre-tax income. The increase in the effective tax rate reflects lower levels of tax exempt interest income for income tax purposes relative to total pre-tax income and a higher effective tax rate. There were no changes in the statutory income tax rates in 2006.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $346.577 million at March 31, 2006. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $148.909 million, or 43.0% of the $346.577 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $91.026 million, or 26.3% of the $346.577 million at March 31, 2006, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.920 million, or 4.6% of the $346.577 million at March 31, 2006, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $14.945 million, or 4.3% of the $346.577 million at March 31, 2006, are generally open ended. At March 31, 2006, available home equity lines totaled $75.777 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of March 31, 2006, we plan on expending approximately $8.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, deposit accounts and borrowings. The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time. Cash and cash equivalents totaled $37.716 million at March 31, 2006 compared to $45.835 million as of December 31, 2005. Our loan to deposit ratio stood at 96.0% as of March 31, 2006 and 97.2% at December 31, 2005.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained. As of March 31, 2006, we maintained lines of credit totaling $638.914 million, with available borrowing capacity of $207.962 million based upon loans and investments available for pledging.

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material for 2006 or 2005.

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

Notional Amount of Derivatives

The Bank, through First Mariner Mortgage, enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank also has corresponding forward sales commitments related to these interest rate lock commitments. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close.

Information pertaining to the notional amounts of our derivative financial instruments is as follows as of March 31, 2006.  The fair values of these derivative financial instruments are recorded in our consolidated balance sheet in accordance with Statement 133.

	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$68,671	$68,437

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$74,079	$74,268

Forward contracts to sell mortgage-backed securities	$30,250	$30,287

The net effect on our income statement from marking to market the forward contracts, the interest rate lock commitments and mortgage loans held for sale are not considered material to the overall operations of the consolidated company.

Changes in interest rates could materially affect the fair value of derivative loan commitments on our consolidated financial statements. In reality, one would not expect all other assumptions to remain constant. Changes in one factor may result in changes in another (for example, changes in interest rates could result in changes in the fallout factor), which might magnify or counteract the sensitivities. This is because the impact of an interest rate shift on the fallout ratio is non-symmetrical and non-linear.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a give time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 2006, we had a one year cumulative positive gap of approximately $211.449 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis. Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change. At March 31, 2006, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	0.51%	-0.25%

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

We are party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both us and the borrower for specified periods of time. When the borrower locks an interest rate, we effectively extend a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but we must honor the interest rate for the specified time period. We are exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. We utilize either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects us to potentially significant market risk.

Throughout the lock period the changes in the market value of interest rate lock commitments, mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage-banking revenue. Management has made complex judgments in the recognition of gains and losses in connection with this activity. We utilize a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

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

Item 1 — Legal Proceedings

We are party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

Item 1a — Risk Factors

The following information sets forth material changes from the risk factors we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The following risks could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, results of operations, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks including those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, those not presently known to us or those that we currently deem immaterial, may also affect our business operations.

We Experience Interest Rate Risk on our Loans Held For Sale Portfolio

We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We now manage this interest rate risk primarily in two ways. On the majority of the loans we originate, we enter into agreements to sell our loans through the use of best efforts forward delivery contracts. Under this type of agreement we commit to sell a loan at an agreed price to an investor at the point in time the borrower commits to an interest rate on the loan, with the intent that the buyer assumes the interest rate risk on the loan. Beginning in January 2006, the remainder of our mortgage originations were hedged utilizing forward sales of mortgage-backed securities for loans to be sold under mandatory delivery contracts on a pooled or bulk basis. We expect that these derivative financial instruments (forward sales of mortgage-backed securities) will experience changes in fair value opposite to the change in fair value of the derivative loan commitments. However, the process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments. Hedging interest rate risk in bulk sales requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We have engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

We Experience Credit Risk Related to Our Residential Mortgage Production Activities

We also face credit risk, primarily related to our residential mortgage production activities. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us, including the risk that an investor will fail to honor its obligation under a best efforts forward delivery contract to purchase the loan from us. We manage mortgage credit risk principally by selling substantially all of the mortgage loans that we produce, limiting credit recourse to the Bank in those transactions, and by retaining high credit quality mortgages in our loan portfolio. We also limit our risk of loss on mortgage loan sales by establishing limits on activity to any one investor and by entering into contractual relationships with only those financial institutions that are approved by our Secondary Marketing Committee. Also, the period of time between closing on a loan commitment with the borrower and funding by the investor ranges from between 15 and 90 days.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of its Common Stock for the first quarter of 2006:

				Maximum
	Total		Total Number	Number of
	Number	Average	of Shares	Shares Yet
	of Shares	Price Paid	Purchased as	to Purchase
	Purchased	Per Share	Part of Plan	Under Plan
January 2006	—	$—	132,425	167,575
February 2006	—	—	132,425	167,575
March 2006	—	—	132,425	167,575

(1)             On July 20, 2004, the Company announced that its Board of Directors approved a share repurchase program of up to 300,000  shares (approximately 5%) of the our outstanding common stock, which provides for open market or private purchases of stock  over the next 24 months. During the three months ended March 31, 2006, we did not repurchase any shares of our common stock.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held May 2, 2006, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2009 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against	Abstain	Broker Nonvotes
Joseph A. Cicero	5,809,916	92,844
Howard Friedman	5,810,416	92,344
John J. Oliver, Jr.	5,809,272	93,488
John Mc Daniel	5,809,657	93,103
Robert Caret	5,810,467	92,293

Also, at the Company’s Annual Meeting of Stockholders held May 2, 2006, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
1,906,428	2,466,930	28,706	1,500,696

Item 5 — Other Information

None

Item 6 — Exhibits

See Attached Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	5/10/06	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	5/10/06	By:	/s/ Mark A. Keidel
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

10.25

First Amendment to Lease Agreement dated November 15, 2005 between First Mariner Bancorp and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2005)

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