Form 10-Q
period 2006-06-30
FIRST MARINER BANCORP
filed 2006-08-09
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of August 4, 2006 is 6,286,084 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$30,484	$40,157
Federal funds sold and interest-bearing deposits	16,455	5,678
Securities available for sale, at fair value	266,639	276,939
Loans held for sale	119,405	92,351
Loans receivable	860,748	851,586
Allowance for loan losses	(12,112)	(11,743)
Loans, net	848,636	839,843
Other real estate owned	1,065	931
Restricted stock investments	13,446	13,647
Premises and equipment, net	44,215	40,402
Accrued interest receivable	8,750	8,037
Deferred income taxes	7,118	5,940
Bank-owned life insurance	27,882	27,375
Prepaid expenses and other assets	12,537	11,178

Total assets	$1,396,632	$1,362,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$187,218	$182,049
Interest-bearing	695,550	693,961
Total deposits	882,768	876,010
Short-term borrowings	221,342	199,376
Long-term borrowings	129,829	131,000
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	14,198	9,993
Total liabilities	1,321,861	1,290,103

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,286,084 and 6,262,442 shares issued and outstanding, respectively	314	313
Additional paid-in capital	55,590	55,193
Retained earnings	24,045	20,185
Accumulated other comprehensive loss	(5,178)	(3,316)
Total stockholders’ equity	74,771	72,375

Total liabilities and stockholders’ equity	$1,396,632	$1,362,478

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Interest income:
Loans	$20,668	$16,514	$39,696	$31,186
Investments and other earning assets	3,520	3,519	6,807	7,006
Total interest income	24,188	20,033	46,503	38,192
Interest expense:
Deposits	5,585	4,004	10,632	7,512
Short-term borrowings	2,697	897	4,694	2,347
Long-term borrowings	3,264	3,192	6,293	5,149
Total interest expense	11,546	8,093	21,619	15,008
Net interest income	12,642	11,940	24,884	23,184
Provision for loan losses	623	981	1,045	1,395
Net interest income after provision for loan losses	12,019	10,959	23,839	21,789
Noninterest income:
Gain on sale of mortgage loans	2,263	979	3,706	1,739
Other mortgage-banking revenue	799	646	1,424	1,004
ATM fees	824	800	1,609	1,519
Service fees on deposits	1,769	1,801	3,448	3,472
Commissions on sales of nondeposit investment products	122	167	216	292
Income from bank-owned life insurance	256	252	508	509
Commissions on sales of other insurance products	753	569	1,318	982
Other	601	393	1,154	616
Total noninterest income	7,387	5,607	13,383	10,133
Noninterest expense:
Salaries and employee benefits	9,006	7,818	17,438	14,963
Occupancy	1,932	1,412	3,635	3,057
Furniture, fixtures and equipment	750	761	1,550	1,517
Professional services	257	310	459	643
Advertising	397	340	863	790
Data processing	468	518	917	1,039
ATM servicing expenses	242	277	525	559
Service & maintenance	528	428	1,066	838
Other	2,706	2,254	5,349	4,200
Total noninterest expense	16,286	14,118	31,802	27,606
Net income before income taxes	3,120	2,448	5,420	4,316
Income tax expense	919	721	1,559	1,214
Net income	$2,201	$1,727	$3,861	$3,102
Net income per common share:
Basic	$0.35	$0.28	$0.62	$0.52
Diluted	$0.33	$0.27	$0.58	$0.48

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
dollars in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$3,861	$3,102
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	51	—
Depreciation and amortization	2,200	1,847
Amortization of unearned loan fees and costs, net	(612)	(477)
Amortization of premiums and discounts on loans, net	(368)	(370)
Amortization of premiums and discounts on mortgage-backed securities, net	115	144
Gain on sale of mortgage loans	(3,706)	(1,739)
Increase in accrued interest receivable	(713)	(459)
Provision for loan losses	1,045	1,395
Gain on sale of other real estate owned	(9)	—
Loss (gain) on disposal of premises and equipment	2	(2)
Increase in cash surrender value of bank-owned life insurance	(508)	(514)
Originations of mortgage loans held for sale	(615,874)	(554,556)
Proceeds from mortgage loans held for sale	592,526	490,828
Net increase in accrued expenses and other liabilities	4,191	1,215
Net increase in prepaids and other assets	(1,360)	(222)
Net cash used in operating activities	(19,159)	(59,808)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(9,858)	(67,546)
Purchases of premises and equipment	(6,030)	(22,783)
Proceeds from disposals of premises and equipment	15	—
Redemptions (purchases) of restricted stock investments	201	(3,606)
Activity in securities available for sale:
Maturities/calls/repayments of securities available for sale	12,402	26,468
Purchase of securities available for sale	(5,250)	(10,367)
Proceeds from sales of other real estate owned	875	—
Net cash used in investing activities	(7,645)	(77,834)
Cash flows from financing activities:
Net increase in deposits	6,759	58,709
Net increase in other borrowed funds	20,795	94,619
Repayment of repurchase agreements	—	(10,000)
Excess tax benefit on share-based compensation	7	—
Proceeds from stock issuance	347	4,285
Repurchase of common stock, net of costs	—	(1,578)
Net cash provided by financing activities	27,908	146,035
Increase in cash and cash equivalents	1,104	8,393
Cash and cash equivalents at beginning of period	45,835	35,447
Cash and cash equivalents at end of period	$46,939	$43,840
Supplemental information:
Interest paid on deposits and borrowed funds	$21,308	$14,565
Income taxes paid	$1,616	$1,107
Real estate acquired in satisfaction of loans	$1,000	$866

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Information as of and for the three and six months
ended June 30, 2006 and 2005 is unaudited)

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

The consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that will be achieved for the entire year.

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

Beginning in January 2006, we expanded our secondary marketing and hedging operations, and began to hedge a portion of our rate lock commitments through the use of forward sales of mortgage-backed securities and Eurodollars.  The use of forward sales of mortgage-backed securities and Eurodollars allows us to aggregate pools of mortgage loans to be sold on a bulk basis, and we expect the overall impact of selling loans in bulk (net of related hedging costs) will produce higher net profits compared to selling loans individually via best efforts forward delivery commitments.

The process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities and Eurodollars to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments.  Hedging interest rate risk in bulk sales requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process).  Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products.  Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities and/or Eurodollars non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We have engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

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

NOTE 2 — COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Net income	$2,201	$1,727	$3,861	$3,102
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $(426), $1,080, $(1,172), and $(438), respectively)	(677)	1,717	(1,862)	(701)
Total other comprehensive income (loss)	(677)	1,717	(1,862)	(701)
Total comprehensive income	$1,524	$3,444	$1,999	$2,401

NOTE 3 — PER SHARE DATA

                Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three month period ended June 30, 2006 and 2005, there were 8,600 and 271,000 shares, respectively, which were antidilutive and excluded from the computation and for the six month period ended June 30, 2006 and 2005, there were 4,324 and 149,290 shares, respectively, which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2006	2005	2006	2005
Net income - basic and diluted	$2,201	$1,727	$3,861	$3,102
Weighted-average share outstanding - basic	6,276,362	6,090,962	6,270,629	5,960,496
Dilutive securities - options and warrants	352,783	368,961	342,364	465,040
Adjusted weighted-average shares outstanding - dilutive	6,629,145	6,459,923	6,612,993	6,425,536
Earnings per share - basic	$0.35	$0.28	$0.62	$0.52
Earnings per share - diluted	$0.33	$0.27	$0.58	$0.48

NOTE 4 — STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. On December 19, 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting for all unvested stock options previously awarded.  On that date, all outstanding options became fully vested.  Prior to that date, options granted had a three-year vesting schedule with the first year vested upon issuance. As of June 30, 2006, all outstanding options are fully vested.  All of our options expire ten years after the date of grant.   There have been no modifications to the existing plan.

In addition to our stock option plan, we currently offer an employee stock purchase plan whereby our employees can purchase our stock through payroll deductions. We generally provide a discount of up to 10% of the purchase price.  As of June 30, 2006, we have set aside 249,243 shares out of our total authorized but unissued shares for these two plans.

In January 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R,  “Share-Based Payment (Revised 2004)” for our shareholder-approved Long-Term Incentive Plan, which permits the grant of share options and shares to our directors and key employees.  We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006. The determination of compensation cost for awards granted prior to January 1, 2006 is based on the same methods and on the same fair values previously determined for the pro forma disclosures previously required.  We recognized compensation cost of $50,579 for both the three and six months ended June 30, 2006. We had no options as of January 1, 2006 for which requisite service remains as we accelerated the vesting of all options in 2005.

Information with respect to stock options is as follows for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	981,934	$12.16
Granted	9,600	18.62
Exercised	(13,020)	12.57
Forfeited/Cancelled	(10,233)	15.54
Outstanding at end of period	968,281	$12.18	5.6	$6,893,753
Exercisable at end of period	968,281	$12.18	5.6	$6,893,753

The weighted average fair values of our option grants for the six months ended June 30, 2006 and 2005 were $5.71 and $6.17, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended June 30, 2006 and 2005:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	15.61%	17.70%
Risk-free interest rate	5.12%	4.20%
Expected lives	8 years	8 years

For 2005, prior to adoption of SFAS 123R, the option price was equal to the market price of the common stock at the date of grant for all of our options and, accordingly, we did not record compensation expense related to options granted.  If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
(dollars in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income, as reported	$1,727	$3,102
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(141)	(598)
Pro forma net income	$1,586	$2,504

Earnings per share:
Basic - as reported	$0.28	$0.52
Basic - pro forma	$0.26	$0.42
Diluted - as reported	$0.27	$0.48
Diluted - pro forma	$0.25	$0.39

The total intrinsic value of options exercised and the related tax benefit during the six months ended June 30, 2006 amounted to $81,288 and $31,393, respectively, and proceeds from exercises of stock options amounted to $163,692 for the six months ended June 30, 2006.

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

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at June 30, 2006 whose contract amounts represent potential credit risk is as follows:

	June 30,	December 31,
(dollars in thousands)	2006	2005
Commitments to extend credit (includes unused lines of credit)	$330,759	$374,944
Standby letters of credit	4,095	4,825

NOTE 6 — SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments—commercial and consumer banking, consumer finance and mortgage-banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.  Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding the our business segments:

For the six month period ended June 30, 2006:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$36,272	$6,569	$3,662	$46,503
Interest expense	17,687	1,461	2,471	21,619
Net interest income	18,585	5,108	1,191	24,884
Provision for loan losses	100	945	—	1,045
Net interest income after provision for loan losses	18,485	4,163	1,191	23,839
Noninterest income	6,868	1,575	4,940	13,383
Noninterest expense	21,623	4,665	5,514	31,802
Net intersegment income	(119)	—	119	—
Net income before income taxes	$3,611	$1,073	$736	$5,420
Total assets	$1,219,742	$57,485	$119,405	$1,396,632

For the six month period ended June 30, 2005:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$31,046	$4,893	$2,253	$38,192
Interest expense	12,961	834	1,213	15,008
Net interest income	18,085	4,059	1,040	23,184
Provision for loan losses	675	720	—	1,395
Net interest income after provision for loan losses	17,410	3,339	1,040	21,789
Noninterest income	6,528	1,016	2,589	10,133
Noninterest expense	19,555	3,724	4,327	27,606
Net intersegment income	(406)	—	406	—
Net income before income taxes	$3,977	$631	$(292)	$4,316
Total assets	$1,212,924	$41,833	$145,422	$1,400,179

NOTE 7 — FINANCIAL INSTRUMENTS

We utilize various derivative instruments to economically hedge the price risk associated with our outstanding derivative loan commitments, and loans which have settled with the borrower which have not been contracted for sale to investors.  Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments and warehouse loans, thereby reducing earnings volatility related to the recognition in earnings of changes in the values of the commitments. The instruments used to economically hedge the fair value of the derivative loan commitments include forward loan sales of mortgage-backed securities or Eurodollars under mandatory contracts and forward sales commitments under best efforts contracts. A forward loan sales commitment protects us from losses on sales of the loans arising from exercise of the loan commitments by securing the ultimate sales price and delivery date of the loans. A forward contract to sell mortgage-backed securities or Eurodollars hedges and protects price, volume and other interest rate lock commitment risks.  We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) we want to hedge economically.  Estimates of fair value take into consideration the probability of funding the loan.

The notional amounts of forward sales commitments and forward sales of mortgage-backed securities and Eurodollars may differ from the notional amount of interest rate lock commitments and our loans held for sale (“warehouse”) due to a number of factors.  We attempt to approximate the weighted average duration of forward sales of mortgage-backed securities and Eurodollars to the weighted average duration of the loan products in our pipeline or warehouse awaiting sale.  Use of shorter duration hedges (such as Eurodollars) will likely result in the notional amounts of the hedge exceeding the notional amounts of our pipeline and warehouse.  Use of longer duration hedges will likely result in the notional amounts of the hedge being less than the notional amount of the pipeline and warehouse.

Information pertaining to the notional amounts of our derivative financial instruments is as follows as of June 30, 2006:

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$37,807	$37,535

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$87,382	$87,563

Forward contracts to sell mortgage-backed securities and Eurodollars	$87,250	$87,294

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction.  The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”  This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives and; amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The statement is effective for fiscal years beginning after September 15, 2006.  The adoption of this standard is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.”  This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable.  The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption.   The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of

financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   The statement is effective for fiscal years beginning after September 15, 2006.  The adoption of this standard is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A of Part I in our Form 10-K for the year ended December 31, 2005 and “Risk Factors” found in Item 1a of Part II of this 10-Q.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  The Bank is the largest operating subsidiary of the Company with assets exceeding $1.3 billion as of June 30, 2006. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   The Bank currently has an application pending to open a branch in Pennsylvania.  The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages on the secondary market.  During the first quarter of 2006, First Mariner Mortgage expanded its secondary marketing activities significantly and began hedging the interest rate risk associated with mortgage-banking activities.

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 17 branches, including a central approval office, in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $57.5 million as of June 30, 2006.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.   Below is a discussion of our critical accounting policies.

Allowance for loan losses

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

Investment securities

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Deferred income taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100% of the deferred tax asset has been recognized to offset the deferred tax assets related to state tax loss carryforwards. If management determines that we may be able to realize all or part of the state deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of the state net deferred tax asset to the expected realizable amount.

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year when interest accruals are discontinued is reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

Financial Condition

The Company’s total assets were $1.397 billion at June 30, 2006, compared to $1.362 billion at December 31, 2005, increasing $34.154 million or 2.5% for the first six months of 2006.  Earning assets increased $36.492 million or 2.9% to $1.277 billion from $1.240 billion.  The increase in assets was primarily due to increases in short-term investments (+$10.777 million), loans held for sale (+$27.054 million), and net loans outstanding (+$8.793 million), partially offset by declines in cash and due from banks (-$9.673 million) and securities available for sale (-$10.300 million).  The growth in assets was funded by increases in deposits (+$6.758 million) and short-term borrowings (+$21.966 million).

Investment securities available for sale

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  Total investment securities declined $10.300 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other investments, and a decline in market values, offset by additional purchases of securities of $5.250 million. At June 30, 2006, our unrealized loss on securities classified as available for sale totaled $8.436 million, compared to $5.402 million at December 31, 2005.  The decline resulted from increases in short-term and long-term interest rates from December 31, 2005 to June 30, 2006, which resulted in lower market valuation of our fixed income investments.  We consider the decline in market values to be temporary and do not expect to realize losses on any of the securities currently in the investment portfolio.  The investment portfolio composition is as follows:

	June 30,		December 31,
	2006		2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Investment securities available for sale:
Mortgage-backed securities	$145,733	54.6%	$161,112	58.2%
Trust preferred securities	38,708	14.5%	34,087	12.3%
US government agency notes	68,258	25.6%	68,271	24.7%
US Treasury securities	988	0.4%	986	0.3%
Obligations of state and municipal subdivisions	2,930	1.1%	2,969	1.1%
Corporate obligations	1,893	0.7%	1,777	0.6%
Equity securities	1,409	0.5%	1,310	0.5%
Foreign government bonds	1,750	0.7%	1,481	0.5%
Other investment securities	4,970	1.9%	4,946	1.8%
Total investment securities available for sale	$266,639	100.0%	$276,939	100.0%

Loans

Total loans increased $9.162 million during the first six months of 2006.  Growth was realized in our residential mortgage loan portfolio (+$5.790 million), commercial construction portfolio (+$8.375 million), commercial portfolio (+$7.268 million), consumer loan portfolio (+$8.497 million) and second mortgages on real estate portfolio (+$4.503 million).  Our loans secured by deposits and other also increased by $241,000.  The growth in these loan types was offset by decreases in our commercial real estate portfolio (-$16.155 million) and consumer residential construction portfolio (-$9.352 million).  The total loan portfolio was comprised of the following:

	June 30,		December 31,
	2006		2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$46,718	5.4%	$40,928	4.8%
Commercial	334,073	38.8%	350,228	41.1%
Consumer residential construction	117,140	13.6%	126,492	14.8%
Commercial/residential construction	121,770	14.1%	113,395	13.3%
	619,701	71.9%	631,043	74.0%
Commercial	75,086	8.7%	67,818	8.0%
Loans secured by second mortgages on real estate	101,249	11.8%	96,746	11.4%
Consumer loans	64,116	7.4%	55,619	6.5%
Loans secured by deposits	1,334	0.2%	1,093	0.1%
Total loans	861,486	100.0%	852,319	100.0%
Unamortized loan discounts	(172)		(121)
Unearned loan fees, net	(566)		(612)
	$860,748		$851,586

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

We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses was $623,000 and $1.045 million for the three and six months ended June 30, 2006, respectively, as compared to $981,000 and $1.395 million for the same periods in 2005, respectively. Overall loan quality remained very strong and the provision for credit losses decreased in an amount proportionate to the incremental inherent risk associated with growth in total loans and qualitative factors management uses in establishing the unallocated portion of the allowance for loan losses. We recorded net charge-offs of $676,000 during the first six months of 2006 compared to net charge-offs of $506,000 for the same period in 2005.

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

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses. The allowance at June 30, 2006 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.   The changes in the allowance are presented in the following table:

	Six Months Ended June 30,
(dollars in thousands)	2006	2005
Allowance for loan losses, beginning of year	$11,743	$9,580
Loans charged off:
Commercial	—	(15)
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	(9)	—
Residential mortgages	—	—
Consumer	(895)	(700)
Total loans charged off	(904)	(715)
Recoveries:
Commercial	—	—
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	22	34
Residential mortgages	—	—
Consumer	206	175
Total recoveries	228	209
Net charge-offs	(676)	(506)
Provision for loan losses	1,045	1,395
Allowance for loan losses, end of period	$12,112	$10,469
Loans (net of premiums and discounts):
Period-end balance	$860,748	$813,166
Average balance during period	854,757	771,535
Allowance as a percentage of period-end loan balance	1.41%	1.29%
Percent of average loans:
Provision for loan losses (annualized)	0.24%	0.36%
Net charge-offs (annualized)	0.16%	0.13%

During the first six months of 2006, annualized net charge-offs as compared to average loans outstanding increased slightly to 0.16%, as compared to 0.13% during the same period of 2005, mostly due to a relatively large charge-off ($99,000) taken on a home equity loan in the second quarter of 2006.  Nonperforming assets, expressed as a percentage of total assets, totaled 0.29% at June 30, 2006 and December 31, 2005 and 0.28% at June 30, 2005.  The increase as compared to June 30, 2005 reflects an increase in residential real estate acquired by foreclosure.  In addition, we have a larger percentage of residential mortgage loans and lot loans classified as nonaccrual as of June 30, 2006 compared to June 30, 2005, when a larger percentage consisted of commercial loans.  Loans past due 90 days or more and still accruing totaled $4.466 million compared to $860,000 at December 31, 2005 and $1.713 million as of June 30, 2005.  Of the $4.466 million total as of June 30, 2006, $2.453 million of the balance of loans past due 90 days or more is for one commercial construction loan, which is well-collateralized and we do not anticipated realizing a loss on this loan.

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

The following table provides information concerning nonperforming assets and past-due loans:

	June 30,	December 31,	June 30,
(dollars in thousands)	2006	2005	2005
Nonaccrual loans	$2,995	$3,019	$2,951
Real estate acquired by foreclosure	1,065	931	931
Total nonperforming assets	$4,060	$3,950	$3,882

Loans past-due 90 days or more and accruing	$4,466	$860	$1,713

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

As of June 30, 2006, we had impaired loans of $1.289 million.  The valuation allowance for impaired loans was approximately $644,000 as of June 30, 2006.

At June 30, 2006, the allowance for loan losses represented 298.3% of nonperforming assets compared to 297.3% at December 31, 2005.  Management believes the allowance for loan losses is adequate as of June 30, 2006.

Deposits

Deposits totaled $882.768 million as of June 30, 2006, increasing $6.758 million or 0.8% from the December 31, 2005 balance of $876.010 million.  The increase in deposits is attributable to continued marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has changed somewhat during 2006, with a higher percentage of NOW & money market savings deposits and less time deposits as of June 30, 2006 compared to December 31, 2005. Continued successful marketing and promotional campaigns have maintained a strong mix of noninterest checking accounts, NOW and money market accounts.  The deposit breakdown is as follows:

	June 30, 2006		December 31, 2005
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
NOW & money market savings deposits	$255,127	28.9%	$218,694	25.0%
Regular savings deposits	68,903	7.8%	69,647	7.9%
Time deposits	371,520	42.1%	405,620	46.3%
Total interest-bearing deposits	695,550	78.8%	693,961	79.2%
Noninterest-bearing demand deposits	187,218	21.2%	182,049	20.8%
Total deposits	$882,768	100.0%	$876,010	100.0%

Core deposits represent deposits that we believe will not be affected by changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of June 30, 2006, our core deposits were $541.601 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank at Atlanta (“FHLB”), a mortgage warehouse line of credit, a mortgage loan, a long-term line of credit, and junior subordinated deferrable interest debentures. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties and call provisions.

Long-term borrowings consist of advances from the FHLB, a mortgage loan on our headquarters building, and a line of credit and totaled $129.829 million and $131.000 million at June 30, 2006 and December 31, 2005, respectively. The long-term line of credit is used to fund Finance Maryland’s lending business. As of June 30, 2006, total borrowings under this line were $35.200 million, down from $36.290 million at December 31, 2005. In March of 2005, we purchased our headquarters building and assumed the existing mortgage loan on the property. As of June 30, 2006, the balance on the loan was $9.629 million compared to $9.710 million as of December 31, 2005.  FHLB long-term advances remained unchanged at $85.000 million.

Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings increased $21.966 million, from $199.376 million at December 31, 2005 to $221.342 million at June 30, 2006, reflecting increased borrowing primarily to fund growth in mortgage loans held for sale.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both June 30, 2006 and December 31, 2005.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $26.633 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $44.867 million of the Trust Preferred Securities qualify as Tier II capital at June 30, 2006.

Capital Resources

Stockholders’ equity increased $2.396 million in the first six months of 2006 to $74.771 million from $72.375 million as of December 31, 2005.  Retained earnings grew by the retention of net income of $3.861 million for the first six months of 2006.  Common stock and additional paid-in-capital increased by $398,000 due to the sale of stock through the exercise of options and warrants ($164,000), shares issued through the employee stock purchase plan ($183,000), and stock compensation expense ($51,000).  Accumulated other comprehensive loss deteriorated by $1.862 million due to the decrease in estimated fair values of the securities portfolio.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2006	2005	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	7.8%	7.4%	4.0%
The Bank	7.2%	6.8%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	9.8%	9.5%	4.0%
The Bank	9.3%	9.0%	4.0%
Total capital to risk-weighted assets:
Consolidated	15.1%	14.9%	8.0%
The Bank	11.0%	10.7%	8.0%

Results of Operations

Net Income

Six Months Ended June 30, 2006:

For the six months ended June 30, 2006, net income totaled $3.861 million compared to $3.102 million for the six month period ended June 30, 2005.  Basic earnings per share for the first six months of 2006 totaled $0.62 compared to $0.52 per share for the same period of 2005, while diluted earnings per share totaled $0.58 for the first six months of 2006 compared to $0.48 for the first six months of 2005.  Earnings for the six months ended June 30, 2006 were driven by higher net interest income and noninterest income and a lower provision for loan losses; offset somewhat by growth in noninterest expenses, including income tax expense.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets for the six months ended June 30, 2006 was 0.58% compared to 0.49% for the corresponding period in 2005. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity for the six months ended June 30, 2006 was 10.61% compared to 9.48% for the corresponding period in 2005.  The improvement in these ratios was due to higher net income in 2006.

Three Months Ended June 30, 2006:

For the three months ended June 30, 2006, net income totaled $2.201 million compared to $1.727 million for the three month period ended June 30, 2005.  Basic earnings per share for the first three months of 2006 totaled $0.35 compared to $0.28 per share for the same period of 2005, while diluted earnings per share totaled $0.33 for the first three months of 2006 compared to $0.27 for the first three months of 2005.  Earnings for the three months ended June 30, 2006 were driven by higher net interest income and noninterest income and a lower provision for loan losses; offset somewhat by growth in noninterest expenses, including income tax expense.  Our return on average assets for the three months ended June 30, 2006 was 0.64% compared to 0.52% for the corresponding period in 2005 and our return on average equity for the three months ended June 30, 2006 was 11.97% compared to 10.17% for the corresponding period in 2005.  The improvement in these ratios was due to higher net income in 2006.

Net Interest Income

Six Months Ended June 30, 2006:

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

Net interest income for the first six months of 2006 totaled $24.884 million, an increase of 7.3% over $23.184 million for the six months ended June 30, 2005. The improvement in net interest income during 2006 was due to an increase in the average balance of earning assets, from $1.186 billion for the six months ended June 30, 2005 to $1.242 billion for the six months ended June 30, 2006. The benefit realized from the increased volume of earning assets was partially offset by higher average balances of interest-bearing deposits and borrowings, which increased from $1.042 billion for the six months ended June 30, 2005 to $1.091 billion for the six months ended June 30, 2006.

The yield on average earning assets increased from 6.43% for the six months ended June 30, 2005 to 7.49% for the six months ended June 30, 2006, while the rates on average interest-bearing liabilities increased as well from 2.90% for the six months ended June 30, 2005 to 4.00% as of June 30, 2006.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates.  As the yields on interest-earning assets increased more than the rates on funding sources, the net interest margin increased to 3.97% for the six months ended June 30, 2006, as compared to 3.88% for the comparable period in 2005.

Interest income.  Total interest income increased by $8.311 million due to both increased rates on interest-earning assets and growth in average earning assets.  Overall earning asset growth has moderated in 2006, as higher interest rates have dampened loan demand, loan principal prepayments have increased, and a flat treasury yield curve has discouraged the purchase of investment securities due to the narrow spread between investment yields and funding sources.  Average loans outstanding increased by $83.222 million, with increases in commercial/residential construction (+$37.696 million), commercial mortgages (+$30.259 million), residential mortgages (+$1.693 million) and consumer loans (+$22.375 million).  Average loans held for sale increased $14.195 million and average investment securities decreased by $41.352 million.  Yields on earning assets for the period increased to 7.49% from 6.43% due to the higher rate environment in 2006.  The yield on total loans increased from 7.48% to 8.41%, driven by increased rates on all loan types.

Interest expense.  Interest expense increased by $6.611 million, due primarily to increases in the average rate paid on interest-bearing liabilities, which increased from 2.90% for the six months ended June 30, 2005 to 4.00% for the six months ended June 30, 2006.  The increase in average interest-bearing deposits of $18.764 million and in the rate paid on deposits from 2.24% for the six months ended June 30, 2005 to 3.09% for the six months ended June 30, 2006 were driven primarily by increases in the volume and rates on money market and by increases in the rates on time deposits.  An increase in average borrowings of $29.793 million was due to additional short-term advances from the Federal Home Loan Bank of Atlanta (the “FHLB”), subordinated debt issued late in 2005, and increased borrowings on the mortgage loan warehouse line of credit. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2006.

Three Months Ended June 30, 2006:

Net interest income for the first three months of 2006 totaled $12.642 million, an increase of 5.9% over $11.940 million for the three months ended June 30, 2005. The improvement in net interest income during 2006 was due primarily to an increase in the yield on average earning assets, from 6.51% for the three months ended June 30, 2005 to 7.64% for the three months ended June 30, 2006.  Average earning assets increased from $1.224 billion for the three months ended June 30, 2005 to $1.259 billion for the three months ended June 30, 2006 and average interest-bearing liabilities increased from $1.083 billion for the three months ended June 30, 2005 to $1.108 billion for the three months ended June 30, 2006.  The rates on average interest-bearing liabilities increased from 3.00% for the three months ended June 30, 2005 to 4.18% as of June 30, 2006.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates.  As the yields on interest-earning assets increased more than the rates on funding sources, the net interest margin increased to 3.97% for the three months ended June 30, 2006, as compared to 3.86% for the comparable period in 2005.

Interest income.  Total interest income increased by $4.155 million due to both increased rates on interest-earning assets and growth in average earning assets.  Growth on earning assets for the quarter was moderate due to the increase in market rates, higher loan prepayments, and the flat treasury yield curve.  Average loans outstanding increased by $67.824 million, with increases in most loan categories.  Average loans held for sale increased $7.328 million and average investment securities decreased by $42.378 million.  Yields on earning assets for the period increased to 7.64% from 6.51% due to the higher rate environment in 2006.  The yield on total loans increased from 7.51% to 8.52%, driven by increased rates on almost all loan types.

Interest expense.  Interest expense increased by $3.453 million, due primarily to increases in the average rate paid on interest-bearing liabilities, which increased from 3.00% for the three months ended June 30, 2005 to 4.18% for the three months ended June 30, 2006.  The increases in average interest-bearing deposits of $7.889 million and in the rate paid on deposits from 2.34% for the three months ended June 30, 2005 to 3.22% for the three months ended June 30, 2006 were driven primarily by increases in the volume and rates on money markets and by increases in the rates on time deposits.  An increase in average borrowings of $17.058 million was due to additional short-term advances from the FHLB, subordinated debt issued late in 2005, and increased borrowings on the mortgage loan warehouse line of credit. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2006.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Six Months Ended June 30,
	2006			2005
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$68,330	$2,224	6.47%	$68,340	$1,916	5.58%
Comm/res construction	114,860	5,000	8.66%	77,164	2,858	7.37%
Commercial mortgages	346,842	12,537	7.19%	316,583	10,803	6.79%
Residential construction - consumer	121,683	4,617	7.64%	130,474	4,570	7.06%
Residential mortgages	43,280	1,275	5.89%	41,587	1,219	5.86%
Consumer	159,762	10,381	12.98%	137,387	7,567	11.00%
Total loans	854,757	36,034	8.41%	771,535	28,933	7.48%
Loans held for sale	94,890	3,662	7.85%	80,695	2,253	5.59%
Securities available for sale, at fair value	269,901	6,244	4.63%	311,253	6,615	4.25%
Interest-bearing deposits	9,106	202	4.43%	9,763	117	2.39%
Restricted stock investments, at cost	13,208	361	5.47%	12,650	274	4.33%

Total earning assets	1,241,862	46,503	7.49%	1,185,896	38,192	6.43%

Allowance for loan losses	(11,883)			(9,845)
Cash and other nonearning assets	122,748			106,159
Total assets	$1,352,727	46,503		$1,282,210	38,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$11,911	13	0.22%	$12,932	12	0.19%
Savings deposits	70,855	107	0.31%	72,064	109	0.31%
Money market deposits	225,183	3,181	2.85%	203,225	1,248	1.24%
Time deposits	385,738	7,331	3.83%	386,702	6,143	3.20%
Total interest-bearing deposits	693,687	10,632	3.09%	674,923	7,512	2.24%
Borrowings	397,194	10,987	5.58%	367,401	7,496	4.11%

Total interest-bearing liabilities	1,090,881	21,619	4.00%	1,042,324	15,008	2.90%

Noninterest-bearing demand deposits	180,725			168,342
Other noninterest-bearing liabilities	7,757			5,563
Stockholders’ equity	73,364			65,981
Total liabilities and stockholders’ equity	1,352,727	21,619		$1,282,210	15,008

Net interest income/net interest spread		$24,884	3.49%		$23,184	3.53%
Net interest margin			3.97%			3.88%

(1)             Nonaccrual loans are included in average loans.

	For the Three Months Ended June 30,
	2006			2005
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$70,055	$1,205	6.81%	$64,956	$884	5.39%
Comm/res construction	116,861	2,553	8.64%	84,189	1,581	7.43%
Commercial mortgages	345,374	6,364	7.29%	330,099	5,708	6.84%
Residential construction - consumer	120,800	2,370	7.86%	131,222	2,242	6.85%
Residential mortgages	44,933	701	6.24%	42,154	603	5.73%
Consumer	163,620	5,300	12.88%	141,199	4,005	11.27%
Total loans	861,643	18,493	8.52%	793,819	15,023	7.51%
Loans held for sale	108,176	2,175	8.04%	100,848	1,491	5.92%
Securities available for sale, at fair value	265,914	3,223	4.85%	308,292	3,293	4.27%
Interest-bearing deposits	8,978	104	4.65%	7,557	50	2.64%
Restricted stock investments, at cost	13,930	193	5.55%	13,835	176	5.09%

Total earning assets	1,258,641	24,188	7.64%	1,224,351	20,033	6.51%

Allowance for loan losses	(11,987)			(10,045)
Cash and other nonearning assets	126,584			119,095
Total assets	$1,373,238	24,188		$1,333,401	20,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$11,679	7	0.22%	$13,661	7	0.21%
Savings deposits	71,560	55	0.31%	74,016	57	0.31%
Money market deposits	234,021	1,810	3.10%	202,798	680	1.34%
Time deposits	378,090	3,713	3.94%	396,986	3,260	3.29%
Total interest-bearing deposits	695,350	5,585	3.22%	687,461	4,004	2.34%
Borrowings	412,402	5,961	5.80%	395,344	4,089	4.15%

Total interest-bearing liabilities	1,107,752	11,546	4.18%	1,082,805	8,093	3.00%

Noninterest-bearing demand deposits	184,118			176,908
Other noninterest-bearing liabilities	7,609			5,565
Stockholders’ equity	73,759			68,123
Total liabilities and stockholders’ equity	$1,373,238	11,546		$1,333,401	8,093

Net interest income/net interest spread		$12,642	3.46%		$11,940	3.51%
Net interest margin			3.97%			3.86%

(1)             Nonaccrual loans are included in average loans.

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.  Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Six Months Ended June 30, 2006			For the Three Months Ended June 30, 2006
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on
Loans:
Commercial loans and lines of credit	$309	$(1)	$308	$247	$74	$321
Comm/res construction	565	1,577	2,142	288	684	972
Commercial mortgages	665	1,069	1,734	385	271	656
Residential construction - consumer	711	(664)	47	1,012	(884)	128
Residential mortgages	6	50	56	57	41	98
Consumer	1,476	1,338	2,814	612	683	1,295
Total loans	3,732	3,369	7,101	2,601	869	3,470
Loans held for sale	983	426	1,409	569	115	684
Securities available for sale, at fair value	1,257	(1,628)	(371)	1,757	(1,827)	(70)
Interest-bearing deposits	108	(23)	85	43	11	54
Restricted stock investments, at cost	74	13	87	16	1	17

Total interest income	6,154	2,157	8,311	4,986	(831)	4,155

Interest paid on:
Interest-bearing deposits:
NOW deposits	3	(2)	1	3	(3)	—
Savings deposits	—	(2)	(2)	—	(2)	(2)
Money market deposits	1,785	148	1,933	1,011	119	1,130
Time deposits	1,234	(46)	1,188	1,366	(913)	453
Total interest-bearing deposits	3,022	98	3,120	2,380	(799)	1,581
Borrowings	2,843	648	3,491	1,689	183	1,872

Total interest expense	5,865	746	6,611	4,069	(616)	3,453

Net interest income	$289	$1,411	$1,700	$917	$(215)	$702

Noninterest Income

Noninterest income for the six months ended June 30, 2006 was $13.383 million, an increase of $3.250 million or 32.1% for the comparable period of 2005.  Contributing to the higher noninterest income was an increase in gains on sale of mortgage loans and other mortgage-banking revenue of $2.387 million, or 87.0%.  Beginning in January 2006, management expanded its secondary marketing activities for selling mortgage loans to include selling loans in bulk, on a mandatory delivery basis.  Prior to that time, all loans originated for sale were sold into the secondary market individually, on a best efforts basis (see discussion in Note 1 to the consolidated financial statements under the heading “Derivative Loan Commitments Hedging Activities”).  Since the inception of the bulk sale strategy, approximately 30% of loans sold have been sold on a bulk-delivery basis.  Thus far, we have experienced significantly wider profit margins on loans sold in bulk, compared to the profit margin previously experienced under the best efforts approach.  Approximately $1.300 million of the increase in gains on sales of mortgage loans is attributable to this strategy.  This estimate includes gains realized while hedging our interest rate risk during the period in which loans are in the application and approval process (pipeline), and loans settled and awaiting sale (warehouse).  Profit margins experienced during the first six months of 2006 were significantly higher than we anticipated, as prices paid were inflated by higher demand and diminished supply for certain mortgage products we originate. Our profit margins may shrink moving forward as demand may dissipate or overall supply may increase, which would reduce the price we receive on sold loans.  A lower profit margin could reduce our noninterest income growth. Mortgages sold into the secondary market increased 20.7% during the first six months of 2006, compared to the same period of 2005 and pricing spreads increased.  Loans originated for sale increased 11.1%, increasing origination and appraisal income.

ATM fees increased by $90,000 or 5.9%, as a result of increased volume of ATM and debit card transactions.  As of June 30, 2006, the Bank had 33 ATM locations that it owns and operates and 139 ATM’s through third party agreements.  Commissions on sales of other insurance products grew by $336,000 due to increased sales volume of insurance products sold through Finance

Maryland.  Deposit service charges declined slightly to $3.448 million for the six months ended June 30, 2006 from $3.472 million for the six months ended June 30, 2005.  Commissions on sales of nondeposit investment products decreased $76,000 due to lower sales of annuities, for which we receive a higher commission percentage than on other products.  Other sources of noninterest income increased $538,000 primarily due to rental income from third party tenants in our headquarters building, which we purchased in March 2005.

Noninterest income for the three months ended June 30, 2006 increased $1.780 million or 31.7% to $7.387 million compared to $5.607 million for the same period of 2005, reflecting higher levels of revenue in most major categories.  Gains on sales of mortgage loans and other mortgage-banking revenue increased $1.437 million or 88.4% due to the volume of loans sold into the secondary market and the success of the bulk sale strategy.  Deposit service charges declined by $32,000 or 1.8%, commissions on nondeposit investment products declined by $45,000 or 26.9%.  Insurance sales commissions increased $184,000 or 32.3%, as compared to the same period of 2005, due to increased insurance sales of Finance Maryland.   Other sources of noninterest income increased $208,000 primarily due to increased loan origination fees and official check income.

Noninterest expenses

For the six months ended June 30, 2006, noninterest expenses increased $4.196 million or 15.2% to $31.802 million compared to $27.606 million for the same period of 2005.  Salary and employee benefits expenses increased $2.475 million due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, increased cost of employer provided health care and higher performance-based incentive costs.  Occupancy expenses increased $578,000 from $3.057 million for the six months ended June 30, 2005 to $3.635 million for the six months ended June 30, 2006.  A portion of this increase resulted from the accelerated amortization of leasehold improvements on our operations center, which will be vacated by year-end 2006, which amounted to $261,000.  Additionally, we realized an increase in lease expense due to additional bank branch, mortgage loan and consumer loan office locations, slightly offset by a decrease in lease expense due to our purchase of our current headquarters building in March of 2005.   Service and maintenance expense also increased ($228,000) due to increased locations.  Professional services decreased $184,000 due to lower legal fees and audit expense.  Marketing and promotion expense increased $196,000 due to increased promotional activities.

For the three months ended June 30, 2006, noninterest expenses increased $2.168 million or 15.4% to $16.286 million compared to $14.118 million for the same period of 2005.  Increases in salary and employee benefit expenses of $1.188 million are due to additional personnel costs for new positions, increased cost of employer provided health care and higher performance-based incentive costs.  Occupancy expense increased $520,000 or 36.8% to $1.932 million for the three months ended June 30, 2006 compared to $1.412 million for the three months ended June 30, 2005 due to the leasehold improvement amortization acceleration as well as increased lease expense on additional locations.  The following table shows the breakout of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Salaries and employee benefits	$9,006	$7,818	$17,438	$14,963
Occupancy	1,932	1,412	3,635	3,057
Furniture, fixtures and equipment	750	761	1,550	1,517
Professional services	257	310	459	643
Advertising	397	340	863	790
Data processing	468	518	917	1,039
Service and maintenance	528	428	1,066	838
Office supplies	180	194	373	376
ATM servicing expenses	242	277	525	559
Printing	161	126	320	272
Corporate insurance	117	102	221	177
OREO expense	5	9	1	9
FDIC premiums	27	28	55	57
Consulting fees	176	162	336	308
Marketing/promotion	305	241	617	421
Postage	235	233	486	422
Overnight delivery/courier	229	195	445	381
Security	30	13	91	49
Dues and memberships	156	104	316	200
Loan collection expenses	158	116	304	219
Other	927	731	1,784	1,309
	$16,286	$14,118	$31,802	$27,606

Income Taxes

We recorded income tax expense of $1.559 million on income before taxes of $5.420 million, resulting in an effective tax rate of 28.8% for the six month period ended June 30, 2006 in comparison to income tax expense of $1.214 million on income before taxes of $4.316 million, resulting in an effective tax rate of 28.1% for the six month period ended June 30, 2005.  The increase in income tax expense was due to the increased level of pre-tax income.  The increase in the effective tax rate reflects lower levels of tax exempt interest income for income tax purposes relative to total pre-tax income and a higher effective tax rate.  There were no changes in the statutory income tax rates in 2006.

We recorded income tax expense of $919,000 on income before taxes of $3.120 million, resulting in an effective tax rate of 29.5% for the three month period ended June 30, 2006 in comparison to income tax expense of  $721,000 on income before taxes of $2.448 million, also resulting in an effective tax rate of 29.5% for the three month period ended June 30, 2005.  The increase in income tax expense was due to the increased level of pre-tax income.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $330.759 million at June 30, 2006. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $148.719 million, or 45.0% of the $330.759 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions.

Commitments to extend credit for residential mortgage loans of $72.531 million, or 21.9% of the $330.759 million at June 30, 2006, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $17.249 million, or 5.2% of the $330.759 million at June 30, 2006, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $15.436 million, or 4.7% of the $330.759 million at June 30, 2006, are generally open ended. At June 30, 2006, available home equity lines totaled $76.824 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.   As of June 30, 2006, we plan on expending approximately $3.500 million in the next 12 months on our premises and equipment.  During the first six months of 2006, we expended approximately $6.000 million for premises and equipment, $4.425 million of which was on the construction of our future headquarters offices to be located in a high-rise tower adjacent to our current headquarters building.  Of the $4.425 million expended on the new headquarters location, we have been reimbursed (subsequent to June 30, 2006) for $1.666 million in leasehold improvement allowances.  We anticipate moving into the new location during the third quarter of 2006.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, deposit accounts and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $46.939 million at June 30, 2006 compared to $45.835 million as of December 31, 2005.  Our loan to deposit ratio stood at 97.5% as of June 30, 2006 and 97.2% at December 31, 2005.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained.  As of June 30, 2006, we maintained lines of credit totaling $646.544 million, with available borrowing capacity of $132.027 million based upon loans and investments available for pledging.

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

Information pertaining to the notional amounts of our derivative financial instruments is as follows as of June 30, 2006.   The fair values of these derivative financial instruments are recorded in our consolidated balance sheet in accordance with Statement 133.

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$37,807	$37,535

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$87,382	$87,563

Forward contracts to sell mortgage-backed securities and Eurodollars	$87,250	$87,294

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2006, we had a one year cumulative positive gap of approximately $172.509 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2006, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	-0.13%	-2.13%

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

(b) Changes in Internal Control Over Financial Reporting.  In July of 2006, Finance Maryland converted from the Megasys system to the FPS Gold system for loan and accounting processing.  Under the old Megasys system, we had to contract for a review of the system’s internal controls by an independent consultant as no SAS 70 review was performed on Megasys.  The new FPS Gold system is subject to an annual SAS 70 review.  We believe that conversion to the new system strengthens our internal control structure.

There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter, other than as disclosed in the preceding paragraph, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Experience Interest Rate Risk On Our Loans Held For Sale Portfolio

We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors).  We now manage this interest rate risk primarily in two ways. On the majority of the loans we originate, we enter into agreements to sell our loans through the use of best efforts forward delivery contracts.  Under this type of agreement we commit to sell a loan at an agreed price to an investor at the point in time the borrower commits to an interest rate on the loan, with the intent that the buyer assumes the interest rate risk on the loan. Beginning in January 2006, the remainder of our mortgage originations were hedged utilizing forward sales of mortgage-backed securities and Eurodollars for loans to be sold under mandatory delivery contracts on a pooled or bulk basis. We expect that these derivative financial instruments (forward sales of mortgage-backed securities) will experience changes in fair value opposite to the change in fair value of the derivative loan commitments. However, the process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities and Eurodollars to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments.  Hedging interest rate risk in bulk sales requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process).  Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products.  Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities and/or Eurodollars non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We have engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

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

We Have A High Percentage Of Commercial, Commercial Real Estate, And Real Estate Acquisition And Development Loans In Relation To Our Total Loans And Total Assets

Our loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to our total loans and total assets.  The Federal Deposit Insurance Corporation recently issued a pronouncement alerting banks to their concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on financial results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of its Common Stock for the second quarter of 2006:

	Total		Total Number	Number of
	Number	Average	of Shares	Shares Yet
	of Shares	Price Paid	Purchased as	to Purchase
	Purchased	Per Share	Part of Plan	Under Plan
April 2006	—	$—	132,425	167,575
May 2006	—	—	132,425	167,575
June 2006	—	—	132,425	167,575

(1)             On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for  open market or private purchases of stock over the next 24 months. During the three and six months ended June 30, 2006, we did not repurchase any shares of our common stock.

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	8/9/06	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	8/9/06	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith