Form 10-Q
period 2006-09-30
FIRST MARINER BANCORP
filed 2006-11-09
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission file number:  0-21815

FIRST MARINER BANCORP

(Exact name of registrant as specified in its charter)

Maryland		52-1834860
(State of Incorporation)		(I.R.S. Employer Identification Number)

1501 South Clinton Street, Baltimore, MD	21224	410-342-2600
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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

The number of shares of common stock outstanding as of November 3, 2006 is 6,442,386 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$33,659	$40,157
Federal funds sold and interest-bearing deposits	15,139	5,678
Securities available for sale, at fair value	262,996	276,939
Loans held for sale	106,369	92,351
Loans receivable	859,538	851,586
Allowance for loan losses	(11,997)	(11,743)
Loans, net	847,541	839,843
Other real estate owned	1,134	931
Restricted stock investments	10,949	13,647
Premises and equipment, net	46,712	40,402
Accrued interest receivable	10,316	8,037
Deferred income taxes	6,058	5,940
Bank-owned life insurance	33,107	27,375
Prepaid expenses and other assets	12,656	11,178

Total assets	$1,386,636	$1,362,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$192,078	$182,049
Interest-bearing	724,938	693,961
Total deposits	917,016	876,010
Short-term borrowings	178,814	199,376
Long-term borrowings	128,094	131,000
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	8,827	9,993
Total liabilities	1,306,475	1,290,103

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,427,852 and 6,262,442 shares issued and outstanding, respectively	321	313
Additional paid-in capital	56,930	55,193
Retained earnings	26,089	20,185
Accumulated other comprehensive loss	(3,179)	(3,316)
Total stockholders’ equity	80,161	72,375

Total liabilities and stockholders’ equity	$1,386,636	$1,362,478

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:	(unaudited)		(unaudited)
Loans	$21,238	$18,422	$60,934	$49,608
Investments and other earning assets	3,540	3,387	10,347	10,393
Total interest income	24,778	21,809	71,281	60,001
Interest expense:
Deposits	6,396	4,384	17,028	11,896
Short-term borrowings	2,530	2,148	7,224	4,495
Long-term borrowings	3,448	2,862	9,741	8,011
Total interest expense	12,374	9,394	33,993	24,402
Net interest income	12,404	12,415	37,288	35,599
Provision for loan losses	261	1,116	1,306	2,511
Net interest income after provision for loan losses	12,143	11,299	35,982	33,088
Noninterest income:
Gain on sale of mortgage loans	1,798	1,859	5,504	3,598
Other mortgage-banking revenue	641	712	2,275	1,716
ATM fees	786	802	2,395	2,321
Service fees on deposits	1,754	1,866	5,202	5,338
Gain on investment securities, net	26	—	26	—
Commissions on sales of nondeposit investment products	197	109	413	401
Income from bank-owned life insurance	225	261	733	770
Commissions on sales of other insurance products	628	620	1,946	1,574
Other	448	478	1,392	1,122
Total noninterest income	6,503	6,707	19,886	16,840
Noninterest expense:
Salaries and employee benefits	8,185	8,054	25,623	23,017
Occupancy	2,126	1,701	5,761	4,758
Furniture, fixtures and equipment	789	779	2,339	2,296
Professional services	207	219	666	862
Advertising	218	300	1,081	1,090
Data processing	430	490	1,347	1,529
ATM servicing expenses	237	311	762	869
Service and maintenance	544	501	1,610	1,340
Other	3,325	2,510	8,674	6,710
Total noninterest expense	16,061	14,865	47,863	42,471
Net income before income taxes	2,585	3,141	8,005	7,457
Income tax expense	542	928	2,101	2,142
Net income	$2,043	$2,213	$5,904	$5,315
Net income per common share:
Basic	$0.32	$0.35	$0.94	$0.88
Diluted	$0.31	$0.34	$0.89	$0.82

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$5,904	$5,315
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	51	—
Depreciation and amortization	3,464	2,897
Amortization of unearned loan fees and costs, net	(881)	(790)
Amortization of premiums and discounts on loans, net	(547)	(556)
Amortization of premiums and discounts on mortgage-backed securities, net	170	206
Gain on sale of securities available for sale	(26)	—
Gain on sale of mortgage loans	(5,504)	(3,598)
Increase in accrued interest receivable	(2,279)	(817)
Provision for loan losses	1,306	2,511
Valuation allowance on other real estate owned	195	—
Gain on sale of other real estate owned	(14)	—
Valuation allowance for loans held for sale	450	—
Loss on disposal of premises and equipment	2	3
Increase in cash surrender value of bank-owned life insurance	(733)	(770)
Originations of mortgage loans held for sale	(892,186)	(880,128)
Proceeds from mortgage loans held for sale	883,672	853,681
Net (decrease) increase in accrued expenses and other liabilities	(1,831)	708
Net (increase) decrease in prepaids and other assets	(1,477)	48
Net cash used in operating activities	(10,264)	(21,290)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(8,841)	(88,576)
Purchases of premises and equipment	(9,806)	(24,949)
Proceeds from disposals of premises and equipment	30	—
Redemptions (purchases) of restricted stock investments	2,698	(3,507)
Purchase of bank-owned life insurance	(5,000)	—
Activity in securities available for sale:
Sales of securities available for sale	116	—
Maturities/calls/repayments of securities available for sale	20,190	41,683
Purchase of securities available for sale	(6,284)	(10,367)
Proceeds from sales of other real estate owned	881	—
Net cash used in investing activities	(6,016)	(85,716)
Cash flows from financing activities:
Net increase in deposits	41,006	45,157
Net (decrease) increase in other borrowed funds	(23,467)	93,012
Repayment of repurchase agreements	—	(10,000)
Excess tax benefit on share-based compensation	10	—
Proceeds from stock issuance	1,694	4,835
Repurchase of common stock, net of costs	—	(1,578)
Net cash provided by financing activities	19,243	131,426
Increase in cash and cash equivalents	2,963	24,420
Cash and cash equivalents at beginning of period	45,835	35,447
Cash and cash equivalents at end of period	$48,798	$59,867
Supplemental information:
Interest paid on deposits and borrowed funds	$33,369	$23,649
Income taxes paid	$2,924	$2,115
Real estate acquired in satisfaction of loans	$1,265	$866

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Information as of and for the three and nine months
ended September 30, 2006 and 2005 is unaudited)

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

The consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that will be achieved for the entire year.

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

Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies, or return premiums paid by those investors should the loan be paid off early.  These covenants are usual and customary within the mortgage-banking industry and generally apply for the first 90 days after the loan has been purchased by the investor.  We maintain a reserve (included in other liabilities) for potential losses relating to these sales covenants, including estimates for the devaluation of loans as a result of their delinquency status.

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

NOTE 2 — COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income for the three months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Net income	$2,043	$2,213	$5,904	$5,315
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $1,268, $(1,269), $96, and $(1,711), respectively)	2,015	(2,018)	153	(2,719)
Less: reclassification adjustment for gains (net of taxes of $10, $0, $10, and $0, respectively) included in net income	(16)	—	(16)	—
Total other comprehensive income (loss)	1,999	(2,018)	137	(2,719)
Total comprehensive income	$4,042	$195	$6,041	$2,596

NOTE 3 — PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three month period ended September 30, 2006 and 2005, there were 8,600 and 257,850 shares, respectively, which were antidilutive and excluded from the computation and for the nine month period ended September 30, 2006 and 2005, there were 5,765 and 193,200 shares, respectively, which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2006	2005	2006	2005
Net income - basic and diluted	$2,043	$2,213	$5,904	$5,315
Weighted-average share outstanding - basic	6,292,737	6,234,250	6,278,079	6,054,835
Dilutive securities - options and warrants	347,237	313,876	344,006	412,013
Adjusted weighted-average shares outstanding - dilutive	6,639,974	6,548,126	6,622,085	6,466,848
Earnings per share - basic	$0.32	$0.35	$0.94	$0.88
Earnings per share - diluted	$0.31	$0.34	$0.89	$0.82

NOTE 4 - STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. On December 19, 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting for all unvested stock options previously awarded.  On that date, all outstanding options became fully vested.  Prior to that date, options granted had a three-year vesting schedule with the first year vested upon issuance. As of September 30, 2006, all outstanding options are fully vested.  All of our options expire ten years after the date of grant. There have been no modifications to the existing plan.

In addition to our stock option plan, we currently offer an employee stock purchase plan whereby our employees can purchase our stock through payroll deductions. We generally provide a discount of up to 10% of the purchase price.  As of September 30, 2006, we have set aside 249,243 shares out of our total authorized but unissued shares for these two plans.

In January 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004)” for our shareholder-approved Long-Term Incentive Plan, which permits the grant of share options and shares to our directors and key employees.  We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006. The determination of compensation cost for awards granted prior to January 1, 2006 is based on the same methods and on the same fair values previously determined for the pro forma disclosures previously required.  We recognized compensation cost of $0 and $50,579 for the three and nine months ended September 30, 2006, respectively. We had no options as of January 1, 2006 for which requisite service remains as we accelerated the vesting of all options in 2005.

Information with respect to stock options is as follows for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	981,934	$12.16
Granted	9,600	18.62
Exercised	(148,930)	9.47
Forfeited/Cancelled	(10,233)	15.54
Outstanding at end of period	832,371	$12.67	6.2	$5,641,650
Exercisable at end of period	832,371	$12.67	6.2	$5,641,650

The weighted average fair values of our option grants for the nine months ended September 30, 2006 and 2005 were $5.71 and $6.17, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2006 and 2005:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	15.61%	17.70%
Risk-free interest rate	5.12%	4.20%
Expected lives	8 years	8 years

For 2005, prior to adoption of SFAS 123R, the option price was equal to the market price of the common stock at the date of grant for all of our options and, accordingly, we did not record compensation expense related to options granted.  If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2005	September 30, 2005
Net income, as reported	$2,213	$5,315
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(113)	(711)
Pro forma net income	$2,100	$4,604

Earnings per share:
Basic - as reported	$0.35	$0.88
Basic - pro forma	$0.34	$0.76
Diluted - as reported	$0.34	$0.82
Diluted - pro forma	$0.32	$0.71

The total intrinsic value of options exercised and the related tax benefit during the nine months ended September 30, 2006 amounted to $1.420 million and $549,000, respectively, and proceeds from exercises of stock options amounted to $1.410 million for the nine months ended September 30, 2006.

While our employee stock purchase plan provides for a 10% discount from market value at issuance, we do not recognize compensation expense on the discount as:  substantially all employees that meet limited employment qualifications may participate in the plan on an equitable basis; the plan incorporates no option features, the purchase price is based solely on the market price of the shares at the date of purchase, and employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously paid and;  the discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at September 30, 2006 whose contract amounts represent potential credit risk is as follows:

	September 30,	December 31,
(dollars in thousands)	2006	2005
Commitments to extend credit (includes unused lines of credit)	$301,624	$374,944
Standby letters of credit	4,591	4,825

During the third quarter of 2006, we moved our headquarters and certain operations departments into a new building adjacent to the former headquarters building in Canton.  Annual rent expense for the new location is $2.148 million for space on three floors of the building.  The lease runs through July of 2016.

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

The following table presents certain information regarding our business segments:

For the nine month period ended September 30, 2006:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$55,081	$10,273	$5,927	$71,281
Interest expense	27,630	2,356	4,007	33,993
Net interest income	27,451	7,917	1,920	37,288
Provision for loan losses	(150)	1,456	—	1,306
Net interest income after provision for loan losses	27,601	6,461	1,920	35,982
Noninterest income	10,354	2,315	7,217	19,886
Noninterest expense	32,032	6,976	8,855	47,863
Net intersegment income	(41)	—	41	—
Net income before income taxes	$5,882	$1,800	$323	$8,005
Total assets	$1,219,003	$61,264	$106,369	$1,386,636

For the nine month period ended September 30, 2005:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$47,972	$7,599	$4,430	$60,001
Interest expense	20,491	1,375	2,536	24,402
Net interest income	27,481	6,224	1,894	35,599
Provision for loan losses	1,325	1,186	—	2,511
Net interest income after provision for loan losses	26,156	5,038	1,894	33,088
Noninterest income	10,054	1,720	5,066	16,840
Noninterest expense	30,079	5,715	6,677	42,471
Net intersegment income	(754)	—	754	—
Net income before income taxes	$5,377	$1,043	$1,037	$7,457
Total assets	$1,230,615	$44,655	$110,000	$1,385,270

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

Information pertaining to the notional amounts of our derivative financial instruments is as follows as of September 30, 2006:

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$59,967	$60,067

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$106,489	$106,388

Forward contracts to sell mortgage-backed securities and Eurodollars	$91,750	$91,592

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this interpretation is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

NOTE 9 — SUBSEQUENT EVENT

On October 26, 2006, we repurchased $6.884 million in delinquent loans from an investor in accordance with a covenant in our sales agreement.  Although the loans were not in our portfolio as of September 30, 2006, we had provided for a fair market value adjustment for them, amounting to $193,000, in our operating results.  All of the loans are 90 days past due.  Of the $6.884 million, $385,000 have been placed on nonaccrual.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A of Part I in our Form 10-K for the year ended December 31, 2005 and “Risk Factors” found in Item 1a of Part II of this 10-Q.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  The Bank is the largest operating subsidiary of the Company with assets exceeding $1.2 billion as of September 30, 2006. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   The Bank anticipates opening a branch in Pennsylvania during the first quarter of 2007. The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

Finance Maryland was formed in July 2002, and engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 17 branches, including a central approval office, in the State of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $61.3 million as of September 30, 2006.

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

Deferred income taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance for a portion of the deferred tax asset has been recognized to offset the deferred tax assets related to state tax loss carryforwards. If management determines that we may be able to realize all or part of the state deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of the state net deferred tax asset to the expected realizable amount.

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

Financial Condition

The Company’s total assets were $1.387 billion at September 30, 2006, compared to $1.362 billion at December 31, 2005, increasing $24.158 million or 1.8% for the first nine months of 2006.  Earning assets increased $14.790 million or 1.2% to $1.255 billion from $1.240 billion.  The increase in assets was primarily due to increases in short-term investments (+$9.461 million), loans held for sale (+$14.018 million), and net loans outstanding (+$7.698 million), partially offset by declines in cash and due from banks (-$6.498 million) and securities available for sale (-$13.943 million).  The growth in assets was funded by increases in deposits (+$41.006 million), offset by decreases in short-term (-$20.562 million) and long-term (-$2.906 million) borrowings.

Investment securities available for sale

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  Total investment securities declined $13.943 million due to normal principal payments on mortgage-backed securities and scheduled maturities of other investments, offset by an increase in market values and net of additional purchases of securities of $6.284 million and sales of securities of $90,000. At September 30, 2006, our unrealized loss on securities classified as available for sale totaled $5.179 million, compared to $5.402 million at December 31, 2005.  The improvement resulted from decreases in short-term and long-term interest rates from December 31, 2005 to September 30, 2006, which resulted in higher market valuation of our fixed income investments.  We consider the loss in the market valuation to be temporary and do not expect to realize losses on any of the securities currently in the investment portfolio.

The investment portfolio composition is as follows:

	September 30,		December 31,
	2006		2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Investment securities available for sale:
Mortgage-backed securities	$141,540	53.8%	$161,112	58.2%
Trust preferred securities	38,821	14.8%	34,087	12.3%
US government agency notes	68,720	26.1%	68,271	24.7%
US Treasury securities	994	0.4%	986	0.3%
Obligations of state and municipal subdivisions	2,973	1.1%	2,969	1.1%
Corporate obligations	1,946	0.7%	1,777	0.6%
Equity securities	1,270	0.5%	1,310	0.5%
Foreign government bonds	1,750	0.7%	1,481	0.5%
Other investment securities	4,982	1.9%	4,946	1.8%
Total investment securities available for sale	$262,996	100.0%	$276,939	100.0%

Loans

Total loans increased $7.952 million during the first nine months of 2006.  Growth was realized in our residential mortgage loan portfolio (+$10.912 million), commercial construction portfolio (+$22.737 million), commercial portfolio (+$2.907 million), consumer loan portfolio (+$10.564 million) and second mortgages on real estate portfolio (+$9.448 million).  Our loans secured by deposits and other also increased by $364,000.  The growth in these loan types was offset by decreases in our commercial real estate portfolio (-$29.053 million) and consumer residential construction portfolio (-$20.057 million).  The total loan portfolio was comprised of the following:

	September 30,		December 31,
	2006		2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$51,840	6.0%	$40,928	4.8%
Commercial	321,175	37.3%	350,228	41.1%
Consumer residential construction	106,435	12.4%	126,492	14.8%
Commercial/residential construction	136,132	15.8%	113,395	13.3%
	615,582	71.5%	631,043	74.0%
Commercial	70,725	8.2%	67,818	8.0%
Loans secured by second mortgages on real estate	106,194	12.4%	96,746	11.4%
Consumer loans	66,183	7.7%	55,619	6.5%
Loans secured by deposits and other	1,457	0.2%	1,093	0.1%
Total loans	860,141	100.0%	852,319	100.0%
Unamortized loan discounts	(217)		(121)
Unearned loan fees, net	(386)		(612)
	$859,538		$851,586

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

We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses was $261,000 and $1.306 million for the three and nine months ended September 30, 2006, respectively, as compared to $1.116 million and $2.511 million for the same periods in 2005, respectively. The provision for loan losses decreased in an amount proportionate to the incremental inherent risk associated with the growth and decline in the various loan types as well as a reduction in qualitative factors management uses in establishing the unallocated portion of the allowance for loan losses. We recorded net charge-offs of $1.052 million during the first nine months of 2006 compared to net charge-offs of $822,000 for the same period in 2005.   This increase was primarily attributable to increases in net charge-offs of consumer loans.

The allowance consists of three elements: (1) specific reserves for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding portfolio loans are considered in evaluating the adequacy of the allowance. Loans held for sale are not included in the allowance as they are recorded at lower of cost or market.  The allowance does not provide for estimated losses stemming from uncollectible interest because we generally require all accrued but unpaid interest to be reversed once a loan is placed on nonaccrual status.

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

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses. The allowance at September 30, 2006 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. The changes in the allowance are presented in the following table:

	Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005
Allowance for loan losses, beginning of year	$11,743	$9,580
Loans charged off:
Commercial	—	(15)
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	(9)	—
Residential mortgages	—	—
Consumer	(1,330)	(1,072)
Total loans charged off	(1,339)	(1,087)
Recoveries:
Commercial	—	—
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	22	34
Residential mortgages	—	—
Consumer	265	231
Total recoveries	287	265
Net charge-offs	(1,052)	(822)
Provision for loan losses	1,306	2,511
Allowance for loan losses, end of period	$11,997	$11,269
Loans (net of premiums and discounts):
Period-end balance	$859,538	$834,380
Average balance during period	854,872	792,263
Allowance as a percentage of period-end loan balance	1.40%	1.35%
Percent of average loans:
Provision for loan losses (annualized)	0.20%	0.42%
Net charge-offs (annualized)	0.16%	0.14%

During the first nine months of 2006, annualized net charge-offs as compared to average loans outstanding increased slightly to 0.16%, as compared to 0.14% during the same period of 2005, mostly due to a relatively large charge-off ($99,000) taken on a home equity loan in the second quarter of 2006 and increased charge-offs in our consumer portfolio consistent with the increase in our consumer loan portfolio balances.  Nonperforming assets, expressed as a percentage of total assets, totaled 0.40% at September 30, 2006, 0.29% at December 31, 2005 and 0.32% at September 30, 2005.  The increase as compared to September 30, 2005 reflects an increase in both residential real estate acquired by foreclosure and nonaccrual loans.  At September 30, 2006, there were a larger percentage of residential mortgage loans and lot loans classified as nonaccrual as compared to September 30, 2005, when a larger percentage consisted of commercial loans.  Loans past due 90 days or more and still accruing totaled $7.996 million as of September 30, 2006 compared to $860,000 at December 31, 2005 and $1.275 million as of September 30, 2005.  Of the $7.996 million total, $3.704 million is for three commercial construction loans, $1.477 is for two commercial mortgage loans, $1.145 million is for five residential construction loans, and $1.664 million is for first-lien position residential mortgages, all of which are well-collateralized and in the process of collection.  The remainder of the loans past due 90 days or more of $6,000 are consumer loans.

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

The following table provides information concerning nonperforming assets and past-due loans:

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Nonaccrual loans	$4,461	$3,019	$3,441
Real estate acquired by foreclosure	1,134	931	931
Total nonperforming assets	$5,595	$3,950	$4,372

Loans past-due 90 days or more and accruing	$7,996	$860	$1,275

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

As of September 30, 2006, we had impaired loans of $1.158 million.  The valuation allowance for impaired loans was approximately $556,000 as of September 30, 2006.

At September 30, 2006, the allowance for loan losses represented 214.4% of nonperforming assets compared to 297.3% at December 31, 2005.  Management believes the allowance for loan losses is adequate as of September 30, 2006.

On October 26, 2006, we repurchased $6.884 million in delinquent loans from an investor in accordance with a covenant in our sales agreement.  Although the loans were not in our portfolio as of September 30, 2006, we had provided for a fair market value adjustment for them, amounting to $193,000, in our operating results.  All of the loans are 90 days past due.  Of the $6.884 million, $385,000 have been placed on nonaccrual.

Deposits

Deposits totaled $917.016 million as of September 30, 2006, increasing $41.006 million or 4.7% from the December 31, 2005 balance of $876.010 million.  The increase in deposits is attributable to continued marketing, promotion and cross selling of existing customers into additional products.  The mix of deposits has changed somewhat during 2006, with a higher percentage of NOW & money market savings deposits and less time deposits as of September 30, 2006 compared to December 31, 2005. Continued successful marketing and promotional campaigns have maintained a strong mix of noninterest checking accounts, NOW and money market accounts.  The deposit breakdown is as follows:

	September 30, 2006		December 31, 2005
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$268,834	29.3%	$218,694	25.0%
Regular savings deposits	64,535	7.0%	69,647	7.9%
Time deposits	391,569	42.7%	405,620	46.3%
Total interest-bearing deposits	724,938	79.0%	693,961	79.2%
Noninterest-bearing demand deposits	192,078	21.0%	182,049	20.8%
Total deposits	$917,016	100.0%	$876,010	100.0%

Core deposits represent deposits that we believe will not be affected by changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of September 30, 2006, our core deposits were $533.820 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

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

Long-term borrowings consist of advances from the FHLB, a mortgage loan on our former headquarters building, and a line of credit and totaled $128.094 million and $131.000 million at September 30, 2006 and December 31, 2005, respectively. The long-term line of credit is used to fund Finance Maryland’s lending business. As of September 30, 2006, total borrowings under this line were $33.500 million, down from $36.290 million at December 31, 2005. In March of 2005, we purchased our former headquarters building and assumed the existing mortgage loan on the property. As of September 30, 2006, the balance on the loan was $9.594 million compared to $9.710 million as of December 31, 2005.  FHLB long-term advances remained unchanged at $85.000 million.

 Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings decreased $20.562 million, from $199.376 million at December 31, 2005 to $178.814 million at September 30, 2006, as deposit growth exceeded the uses of funds for lending activities and borrowings were reduced.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both September 30, 2006 and December 31, 2005.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $27.780 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $43.720 million of the Trust Preferred Securities qualify as Tier II capital at September 30, 2006.

Capital Resources

Stockholders’ equity increased $7.786 million in the first nine months of 2006 to $80.161 million from $72.375 million as of December 31, 2005.  Retained earnings grew by the retention of net income of $5.904 million for the first nine months of 2006.  Common stock and additional paid-in-capital increased by $1.745 million due to the sale of stock through the exercise of options and warrants ($1.410 million), shares issued through the employee stock purchase plan ($284,000), and stock compensation awards ($51,000).  Accumulated other comprehensive loss improved by $137,000 due to the increase in estimated fair values of the securities portfolio.

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

Capital is classified as Tier 1 capital (common stockholders’ equity less certain intangible assets plus a portion of the trust preferred securities) and Total Capital (Tier 1 plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the portion of trust preferred securities not included in Tier 1 capital). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the previous quarter).

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2006	2005	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	8.1%	7.4%	4.0%
The Bank	7.3%	6.8%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	10.3%	9.5%	4.0%
The Bank	9.5%	9.0%	4.0%
Total capital to risk-weighted assets:
Consolidated	15.4%	14.9%	8.0%
The Bank	11.2%	10.7%	8.0%

Results of Operations

Net Income

Nine Months Ended September 30, 2006:

For the nine months ended September 30, 2006, net income totaled $5.904 million compared to $5.315 million for the nine month period ended September 30, 2005.  Basic earnings per share for the first nine months of 2006 totaled $0.94 compared to $0.88 per share for the same period of 2005, while diluted earnings per share totaled $0.89 for the first nine months of 2006 compared to $0.82 for the first nine months of 2005.  Earnings for the nine months ended September 30, 2006 were driven by higher net interest income and noninterest income and a lower provision for loan losses; offset somewhat by growth in noninterest expenses.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets for the nine months ended September 30, 2006 was 0.58% compared to 0.54% for the corresponding period in 2005. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity for the nine months ended September 30, 2006 was 10.55% compared to 10.56% for the corresponding period in 2005.

Three Months Ended September 30, 2006:

For the three months ended September 30, 2006, net income totaled $2.043 million compared to $2.213 million for the three month period ended September 30, 2005.  Basic earnings per share for the three months ended September 30, 2006 totaled $0.32 compared to $0.35 per share for the same period of 2005, while diluted earnings per share totaled $0.31 for the three months ended September 30, 2006 compared to $0.34 for the same period of 2005.  Earnings for the three months ended September 30, 2006 reflected lower net interest income, lower noninterest income, higher noninterest expense and a lower provision for loan losses.  Our return on average assets for the three months ended September 30, 2006 was 0.59% compared to 0.63% for the corresponding period in 2005 and our return on average equity for the three months ended September 30, 2006 was 10.49% compared to 12.55% for the corresponding period in 2005.  The decline in these ratios was due to lower net income in the third quarter of 2006.

Net Interest Income

Nine Months Ended September 30, 2006:

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

Net interest income for the first nine months of 2006 totaled $37.288 million, an increase of 4.7% over $35.599 million for the nine months ended September 30, 2005. The improvement in net interest income during 2006 was due to an increase in the average balance of earning assets, from $1.221 billion for the nine months ended September 30, 2005 to $1.247 billion for the nine months ended September 30, 2006, and an improvement in the mix of funding sources, with a higher percentage of non-interest bearing funding sources.  The benefit realized from the increased volume of earning assets was partially offset by higher average balances of interest-bearing deposits and borrowings, which increased from $1.076 billion for the nine months ended September 30, 2005 to $1.098 billion for the nine months ended September 30, 2006.

The yield on average earning assets increased from 6.52% for the nine months ended September 30, 2005 to 7.60% for the nine months ended September 30, 2006, while the rates on average interest-bearing liabilities increased as well from 3.03% for the nine months ended September 30, 2005 to 4.14% as of September 30, 2006.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates.  As the yields on interest-earning assets increased more than the rates on funding sources, the net interest margin increased to 3.95% for the nine months ended September 30, 2006, as compared to 3.85% for the comparable period in 2005.

Interest income.  Total interest income increased by $11.280 million due to both increased rates on interest-earning assets and growth in average earning assets.  Overall earning asset growth has moderated in 2006, as higher interest rates have dampened loan demand, loan principal prepayments have increased, and a flat treasury yield curve has discouraged the purchase of investment securities due to the narrow spread between investment yields and funding sources.  Average loans outstanding increased by $62.609 million, with increases in commercial loans and lines of credit (+$2.694 million), commercial/residential construction (+$36.478 million), commercial mortgages (+$13.350 million), residential mortgages (+$1.433 million) and consumer loans (+$22.512 million), offset by decreases in consumer residential construction loans (-$13.858 million).  Average loans held for sale increased $1.789 million and average investment securities decreased by $37.401 million.  Yields on earning assets for the period increased to 7.60% from 6.52% due primarily to the higher rate environment in 2006.  The yield on total loans increased from 7.55% to 8.52%, driven by increased rates on most loan types.

Interest expense.  Interest expense increased by $9.591 million, due primarily to increases in the average rate paid on interest-bearing liabilities, which increased from 3.03% for the nine months ended September 30, 2005 to 4.14% for the nine months ended September 30, 2006, primarily as a result of the higher interest rate environment in 2006.  The increase in the rate paid on deposits from 2.34% for the nine months ended September 30, 2005 to 3.25% for the nine months ended September 30, 2006 was driven primarily by increases in the rates on money market accounts and time deposits.  Average interest-bearing deposits increased by $18.442 million primarily due to an increase in the volume of money market deposits.  An increase in average borrowings of $3.710 million was due to increased average short-term advances from the FHLB, subordinated debt issued late in 2005, and increased borrowings on the mortgage loan warehouse line of credit.

Three Months Ended September 30, 2006:

Net interest income for the first three months of 2006 remained relatively stable at $12.404 million compared to $12.415 million for the three months ended September 30, 2005.  The yield on average earning assets increased from 6.68% for the three months ended September 30, 2005 to 7.77% for the three months ended September 30, 2006 and the rates on average interest-bearing liabilities increased from 3.26% for the three months ended September 30, 2005 to 4.40% as of September 30, 2006.   Average earning assets decreased from $1.289 billion for the three months ended September 30, 2005 to $1.258 billion for the three months ended September 30, 2006 and average interest-bearing liabilities decreased from $1.143 billion for the three months ended September 30, 2005 to $1.115 billion for the three months ended September 30, 2006.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates.  As the yields on interest-earning assets increased more than the rates on funding sources, the net interest margin increased to 3.87% for the three months ended September 30, 2006, as compared to 3.79% for the comparable period in 2005.

Interest income.  Total interest income increased by $2.969 million due primarily to increased rates on interest-earning assets.  Yields on earning assets for the period increased to 7.77% from 6.68% due to the higher rate environment in 2006.  Average loans outstanding increased by $22.045 million, with increases in commercial loans and lines of credit (+$8.011 million), commercial/residential construction loans (+$34.079 million), residential mortgages (+$921,000), and consumer loans (+22.782 million), offset by decreases in commercial mortgages (-$19.918 million) and residential construction loans (-$23.830 million).  Average loans held for sale decreased $22.621 million and average investment securities decreased by $29.626 million.  The yield on total loans increased from 7.66% to 8.72%, driven by increased rates on almost all loan types.

Interest expense.  Interest expense increased by $2.980 million, due primarily to increases in the average rate paid on interest-bearing liabilities, which increased from 3.26% for the three months ended September 30, 2005 to 4.40% for the three months ended September 30, 2006.  The increases in average interest-bearing deposits of $17.809 million and in the rate paid on deposits from 2.51% for the three months ended September 30, 2005 to 3.57% for the three months ended September 30, 2006 were driven primarily by increases in the volume and rates on money market accounts and by increases in the rates on time deposits.  A decrease in average borrowings of $45.001 million was due to pay-offs of short-term advances from the FHLB and repurchase agreements, offset by additional subordinated debt issued late in 2005, and increased borrowings on the mortgage loan warehouse line of credit. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2006.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS	(dollars in thousands)
Loans:
Commercial loans and lines of credit	$70,078	$3,489	6.56%	$67,384	$2,795	5.47%
Comm/res construction	119,121	7,878	8.72%	82,643	4,767	7.61%
Commercial mortgages	341,101	18,668	7.22%	327,751	16,889	6.80%
Residential construction - consumer	117,184	6,854	7.82%	131,042	6,938	7.07%
Residential mortgages	43,934	1,886	5.72%	42,501	1,881	5.90%
Consumer	163,454	16,232	13.16%	140,942	11,908	11.20%
Total loans	854,872	55,007	8.52%	792,263	45,178	7.55%
Loans held for sale	101,479	5,927	8.05%	99,690	4,430	5.93%
Securities available for sale, at fair value	268,393	9,461	4.70%	305,794	9,811	4.28%
Interest-bearing deposits	9,947	348	4.66%	8,987	177	2.63%
Restricted stock investments, at cost	12,774	538	5.61%	13,806	405	3.91%

Total earning assets	1,247,465	71,281	7.60%	1,220,540	60,001	6.52%

Allowance for loan losses	(11,978)			(10,151)
Cash and other nonearning assets	125,922			111,998
Total assets	$1,361,409	71,281		$1,322,387	60,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$11,155	18	0.22%	$13,200	20	0.20%
Savings deposits	69,324	158	0.31%	72,265	165	0.31%
Money market deposits	234,396	5,450	3.11%	203,603	2,093	1.37%
Time deposits	384,612	11,402	3.96%	391,977	9,618	3.28%
Total interest-bearing deposits	699,487	17,028	3.25%	681,045	11,896	2.34%
Borrowings	398,783	16,965	5.69%	395,073	12,506	4.23%

Total interest-bearing liabilities	1,098,270	33,993	4.14%	1,076,118	24,402	3.03%

Noninterest-bearing demand deposits	179,273			172,517
Other noninterest-bearing liabilities	9,082			6,454
Stockholders’ equity	74,784			67,298
Total liabilities and stockholders’ equity	$1,361,409	33,993		$1,322,387	24,402

Net interest income/net interest spread		$37,288	3.46%		$35,599	3.49%
Net interest margin			3.95%			3.85%

(1)  Nonaccrual loans are included in average loans.

	For the Three Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS	(dollars in thousands)
Loans:
Commercial loans and lines of credit	$73,518	$1,265	6.73%	$65,507	$879	5.25%
Comm/res construction	127,503	2,877	8.83%	93,424	1,909	8.00%
Commercial mortgages	329,806	6,131	7.27%	349,724	6,087	6.81%
Residential construction - consumer	108,331	2,237	8.19%	132,161	2,367	7.11%
Residential mortgages	45,219	611	5.41%	44,298	663	5.98%
Consumer	170,719	5,852	13.50%	147,937	4,340	11.54%
Total loans	855,096	18,973	8.72%	833,051	16,245	7.66%
Loans held for sale	114,441	2,265	7.92%	137,062	2,177	6.35%
Securities available for sale, at fair value	265,426	3,218	4.85%	295,052	3,196	4.33%
Interest-bearing deposits	11,601	146	5.04%	7,461	60	3.23%
Restricted stock investments, at cost	11,920	176	5.92%	16,080	131	3.26%

Total earning assets	1,258,484	24,778	7.77%	1,288,706	21,809	6.68%

Allowance for loan losses	(12,169)			(10,753)
Cash and other nonearning assets	132,142			123,453
Total assets	$1,378,457	24,778		$1,401,406	21,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$9,667	5	0.22%	$13,726	8	0.22%
Savings deposits	66,310	51	0.30%	72,661	56	0.30%
Money market deposits	252,521	2,270	3.57%	204,346	845	1.64%
Time deposits	382,398	4,070	4.22%	402,354	3,475	3.43%
Total interest-bearing deposits	710,896	6,396	3.57%	693,087	4,384	2.51%
Borrowings	404,518	5,978	5.86%	449,519	5,010	4.42%

Total interest-bearing liabilities	1,115,414	12,374	4.40%	1,142,606	9,394	3.26%

Noninterest-bearing demand deposits	176,415			180,733
Other noninterest-bearing liabilities	9,376			8,136
Stockholders’ equity	77,252			69,931
Total liabilities and stockholders’ equity	$1,378,457	12,374		$1,401,406	9,394

Net interest income/net interest spread		$12,404	3.37%		$12,415	3.42%
Net interest margin			3.87%			3.79%

(1)  Nonaccrual loans are included in average loans.

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.  Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Nine Months Ended			For the Three Months Ended
	September 30, 2006			September 30, 2006
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans:
Commercial loans and lines of credit	$579	$115	$694	$269	$117	$386
Comm/res construction	773	2,338	3,111	215	753	968
Commercial mortgages	1,069	710	1,779	1,501	(1,457)	44
Residential construction - consumer	936	(1,020)	(84)	1,493	(1,623)	(130)
Residential mortgages	(77)	82	5	(133)	81	(52)
Consumer	2,262	2,062	4,324	793	719	1,512
Total loans	5,542	4,287	9,829	4,138	(1,410)	2,728
Loans held for sale	1,426	71	1,497	1,774	(1,686)	88
Securities available for sale, at fair value	1,270	(1,620)	(350)	1,408	(1,386)	22
Interest-bearing deposits	150	21	171	43	43	86
Restricted stock investments, at cost	182	(49)	133	240	(195)	45

Total interest income	8,570	2,710	11,280	7,603	(4,634)	2,969

Interest paid on:
Interest-bearing deposits:
NOW deposits	2	(4)	(2)	1	(4)	(3)
Savings deposits	(2)	(5)	(7)	5	(10)	(5)
Money market deposits	3,000	357	3,357	1,187	238	1,425
Time deposits	2,080	(296)	1,784	1,616	(1,021)	595
Total interest-bearing deposits	5,080	52	5,132	2,809	(797)	2,012
Borrowings	4,341	118	4,459	3,786	(2,818)	968

Total interest expense	9,421	170	9,591	6,595	(3,615)	2,980

Net interest income	$(851)	$2,540	$1,689	$1,008	$(1,019)	$(11)

Noninterest Income

Noninterest income for the nine months ended September 30, 2006 was $19.886 million, an increase of $3.046 million or 18.1% for the comparable period of 2005.  Contributing to the higher noninterest income was an increase in gains on sale of mortgage loans and other mortgage-banking revenue of $2.465 million, or 46.4%.  Beginning in January 2006, management expanded its secondary marketing activities for selling mortgage loans to include selling loans in bulk, on a mandatory delivery basis.  Prior to that time, all loans originated for sale were sold into the secondary market individually, on a best efforts basis (see discussion in Note 1 to the consolidated financial statements under the heading “Derivative Loan Commitments Hedging Activities”).  Since the inception of the bulk sale strategy, approximately 36% of loans sold have been sold on a bulk-delivery basis.  Thus far, we have experienced significantly wider profit margins on loans sold in bulk, compared to the profit margin previously experienced under the best efforts approach.  Approximately $1.766 million of the increase in gains on sales of mortgage loans is attributable to this strategy.  This estimate includes gains realized while hedging our interest rate risk during the period in which loans are in the application and approval process (pipeline), and loans settled and awaiting sale (warehouse).  Profit margins experienced during the first six months of

2006 were significantly higher than we anticipated, as prices paid were inflated by higher demand and diminished supply for certain mortgage products we originate. The profit margins shrunk to a more normal anticipated level in the third quarter of 2006 and may continue to shrink or to expand moving forward as demand changes or overall supplies fluctuate, which would affect the price we receive on sold loans.  A lower profit margin could reduce our noninterest income growth as, conversely, a higher profit margin could increase its growth. Mortgages sold into the secondary market increased 3.5% during the first nine months of 2006, compared to the same period of 2005 and pricing spreads decreased.  Loans originated for sale increased 1.4%, increasing origination and appraisal income.

ATM fees increased by $74,000 or 3.2%, as a result of increased volume of ATM and debit card transactions.  As of September 30, 2006, the Bank had 33 ATM locations that it owns and operates and 138 ATM’s through third party agreements.  Commissions on sales of other insurance products grew by $372,000 due to increased sales volume of insurance products sold through Finance Maryland.  Deposit service charges declined slightly to $5.202 million for the nine months ended September 30, 2006 from $5.338 million for the nine months ended September 30, 2005 due to reduced overdraft fee income.  Commissions on sales of nondeposit investment products increased slightly by $12,000 due to higher sales of annuities and mutual funds, for which we receive a higher commission percentage than on other products.  We also recognized $26,000 in gains on sales of investment securities in 2006.  Other sources of noninterest income increased $270,000 primarily due to rental income from third party tenants in our headquarters building, which we purchased in March 2005.

Noninterest income for the three months ended September 30, 2006 decreased $204,000 or 3.0% to $6.503 million compared to $6.707 million for the same period of 2005, reflecting lower levels of revenue in most major categories.  Commissions on nondeposit investment products increased by $88,000 or 80.7%, as compared to the same period in 2005 due to higher sales of annuities and mutual funds.  Insurance sales commissions increased $8,000 or 1.3%, as compared to the same period of 2005, due to increased insurance sales of Finance Maryland.  Gains on sales of mortgage loans and other mortgage-banking revenue decreased $132,000 or 5.1% due to the volume of loans sold into the secondary market.  The volume of loans sold declined by 24%, which was significantly offset by the positive impact of the hedging program.  Deposit service charges declined by $112,000 or 6.0% due to lower levels of overdraft income.  We recognized $26,000 in gains on sales of investment securities in 2006.

Noninterest expenses

For the nine months ended September 30, 2006, noninterest expenses increased $5.392 million or 12.7% to $47.863 million compared to $42.471 million for the same period of 2005.  Salary and employee benefits expenses increased $2.606 million due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care.  Occupancy expenses increased $1.003 million to $5.761 million for the nine months ended September 30, 2006 from $4.758 million for the nine months ended September 30, 2005 due to additional space occupied during the quarter for the new executive and administrative offices and accelerated amortization of leasehold improvements on our old operations center.  Additionally, we realized an increase in lease expense due to additional bank branch, mortgage loan and consumer loan office locations, slightly offset by a decrease in lease expense due to our purchase of our old headquarters building in March of 2005.   Service and maintenance expense also increased ($270,000) due to increased locations.  Professional services decreased $196,000 due to lower legal fees and audit expense.  Other expenses increased $487,000 due in part to costs associated with the move of executive and administrative offices during the quarter.  Additionally, we recorded a valuation allowance of $450,000 through other operating expenses to reflect the declines in fair market value incurred during the quarter for certain residential mortgage loans transferred from loans held for sale during the third quarter and to increase our reserves for potential loan repurchases.

For the three months ended September 30, 2006, noninterest expenses increased $1.196 million or 8.0% to $16.061 million from $14.865 million for the same period of 2005.  Increases in salary and employee benefit expenses of $131,000 are due to additional personnel costs for new positions, increased cost of employer provided health care, offset by lower performance-based incentive costs.  Occupancy expense increased $425,000 or 25.0% to $2.126 million for the three months ended September 30, 2006 compared to $1.701 million for the three months ended September 30, 2005 due to increased lease expense related to the headquarters move and accelerated amortization of leasehold improvements on our old operations center.

The following table shows the breakout of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Salaries and employee benefits	$8,185	$8,054	$25,623	$23,017
Occupancy	2,126	1,701	5,761	4,758
Furniture, fixtures and equipment	789	779	2,339	2,296
Loans held for sale valuation allowance	450	—	450	—
Professional services	207	219	666	862
Advertising	218	300	1,081	1,090
Data processing	430	490	1,347	1,529
Service and maintenance	544	501	1,610	1,340
Office supplies	195	161	568	537
ATM servicing expenses	237	311	762	869
Printing	147	128	467	400
Corporate insurance	160	138	381	315
OREO expense	100	16	101	25
FDIC premiums	28	28	83	85
Consulting fees	274	182	610	490
Marketing/promotion	218	252	835	674
Postage	196	156	682	579
Overnight delivery/courier	233	211	678	591
Security	46	19	137	68
Dues and memberships	138	120	454	320
Loan collection expenses	155	125	459	344
Other	985	974	2,769	2,282
	$16,061	$14,865	$47,863	$42,471

Income Taxes

We recorded income tax expense of $2.101 million on income before taxes of $8.005 million, resulting in an effective tax rate of 26.2% for the nine month period ended September 30, 2006 in comparison to income tax expense of $2.142 million on income before taxes of $7.457 million, resulting in an effective tax rate of 28.7% for the nine month period ended September 30, 2005. The decrease in the effective tax rate includes a credit to income tax expense to increase the recorded value of the net deferred tax asset related to state loss carryforwards to the amount expected to be realized based upon management’s most recent projections of state taxable income.  There were no changes in the statutory income tax rates in 2006.

We recorded income tax expense of $542,000 on income before taxes of $2.585 million, resulting in an effective tax rate of 21.0% for the three month period ended September 30, 2006 in comparison to income tax expense of $928,000 on income before taxes of $3.141 million, resulting in an effective tax rate of 29.5% for the three month period ended September 30, 2005.  The decrease in the effective tax rate reflects the credit to income tax expense for the adjustment to the state deferred tax asset.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $301.624 million at September 30, 2006. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $135.737 million, or 45.0% of the $301.624 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $51.945 million, or 17.2% of the $301.624 million at September 30, 2006, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $22.814 million, or 7.6% of the $301.624 million at September 30, 2006, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $14.665 million, or 4.9% of the $301.624 million at September 30, 2006, are generally open ended. At September 30, 2006, available home equity lines totaled $76.463 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.   As of September 30, 2006, we plan on expending approximately $3.500 million in the next 12 months on our premises and equipment.  During the first nine months of 2006, we expended approximately $9.806 million for premises and equipment, approximately half of which was on the construction of our new headquarters offices located in a high-rise tower adjacent to our former headquarters building.  Of the $4.708 million expended on the new headquarters location, we have been reimbursed by the landlord for $1.852 million in leasehold improvement allowances.  We moved into the new location during the third quarter of 2006.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, deposit accounts and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $48.798 million at September 30, 2006 compared to $45.835 million as of December 31, 2005.  Our loan to deposit ratio stood at 93.7% as of September 30, 2006 and 97.2% at December 31, 2005.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained.  As of September 30, 2006, we maintained lines of credit totaling $517.905 million, with available borrowing capacity of $204.761 million based upon loans and investments available for pledging.

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

Information pertaining to the notional amounts of our derivative financial instruments follows as of September 30, 2006. The fair values of these derivative financial instruments are recorded in our consolidated balance sheet in accordance with Statement 133.

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$59,967	$60,067

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$106,489	$106,388

Forward contracts to sell mortgage-backed securities and Eurodollars	$91,750	$91,592

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2006, we had a one year cumulative positive gap of approximately $185.190 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2006, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	0.62%	-0.72%

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

Item 4 – Controls and Procedures

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

Item 1 – Legal Proceedings

We are party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

Item 1a – Risk Factors

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

We Experience Interest Rate Risk On Our Loans Held For Sale Portfolio

We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors).  We now manage this interest rate risk primarily in two ways. On the majority of the loans we originate, we enter into agreements to sell our loans through the use of best efforts forward delivery contracts.  Under this type of agreement we commit to sell a loan at an agreed price to an investor at the point in time the borrower commits to an interest rate on the loan, with the intent that the buyer assumes the interest rate risk on the loan. Beginning in January 2006, the remainder of our mortgage originations were hedged utilizing forward sales of mortgage-backed securities and Eurodollars for loans to be sold under mandatory delivery contracts on a pooled or bulk basis. We expect that these derivative financial instruments (forward sales of mortgage-backed securities and Eurodollars) will experience changes in fair value opposite to the change in fair value of the derivative loan commitments. However, the process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities and Eurodollars to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments.  Hedging interest rate risk in bulk sales requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process).  Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products.  Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities and/or Eurodollars non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We have engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

We Experience Credit Risk Related To Our Residential Mortgage Production Activities

We also face credit risk related to our residential mortgage production activities.  Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us, including the risk that an investor will fail to honor its obligation under a best efforts forward delivery contract to purchase the loan from us.  We manage mortgage credit risk principally by selling substantially all of the mortgage loans that we produce, limiting credit recourse to the Bank in those transactions, and by retaining high credit quality mortgages in our loan portfolio.  We also limit our risk of loss on mortgage loan sales by establishing limits on activity to any one investor and by entering into contractual relationships with only those financial institutions that are approved by our Secondary Marketing Committee.  Also, the period of time between closing on a loan commitment with the borrower and funding by the investor ranges from between 15 and 90 days.

We Experience Risk Related To Covenants In Our Loan Sales Agreements With Investors

Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies or return premiums paid by these investors should the loan be paid off early.  Any loans we are required to repurchase may be considered impaired loans, with the potential for charge-offs and/or loss provision charges.  The addition of these repurchased loans to our portfolio could adversely affect our asset quality ratios.

Loans sold that pay off prior to 90 days after the date of the sale are also subject to repurchase from the investor, with the related risk of forgoing the premium we would have earned on the loans if they had not paid off.

There may be certain loans in our portfolio that were originated for sale, but for various reasons, are unable to be sold.  These loans could also be subject to impairment and contain the same risks described above for repurchased loans.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for open market or private purchases of stock over the next 24 months. During the three and nine months ended September 30, 2006, we did not repurchase any shares of our common stock.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

Subsequent Event

On October 26, 2006, we repurchased $6.884 million in delinquent loans from an investor in accordance with a covenant in our sales agreement.  Although the loans were not in our portfolio as of September 30, 2006, we had provided for a fair market value adjustment for them in our operating results.  All of the loans are 90 days past due.  Of the $6.884 million, $385,000 have been placed on nonaccrual.

Item 6 – Exhibits

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

FIRST MARINER BANCORP

Date:	11/9/06	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/9/06	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith