Form 10-K
period 2006-12-31
FIRST MARINER BANCORP
filed 2007-03-16
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 0-21815

FIRST MARINER BANCORP

(Exact name of registrant as specified in its charter)

Maryland	52-1834860
(State of incorporation)	(IRS Employer Identification Number)
1501 S. Clinton Street, Baltimore, MD	21224
(Address of principal executive offices)	(zip code)

410-342-2600

(Telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each exchange on which registered
COMMON STOCK, par value $0.05 per share	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $97.238 million. Shares of Common Stock owned by each executive officer and directors have not been included as such persons are deemed to be affiliates.

The number of shares of common stock outstanding as of March 1, 2007 is 6,420,225 shares.

Documents incorporated by reference:

Proxy Statement—Part III.

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2006

PART I

ITEM 1                   BUSINESS

General

First Mariner Bancorp (“First Mariner,” on a parent only basis, and “we,” “our,” or “us,” on a consolidated basis) is a financial holding company whose business is conducted primarily through its wholly owned operating subsidiaries: First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). We were formed in 1995 and have total assets in excess of $1.263 billion as of December 31, 2006. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600. We maintain internet sites located at www.1stmarinerbank.com, www.1stmarinerbancorp.com, www.1stmarinermortgage.com, www.vamortgage.com and www.financemaryland.com.

The Bank is our largest operating subsidiary with assets exceeding $1.157 billion as of December 31, 2006. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for it’s core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, operates on both a regional and national basis. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 17 branches and a central approval office in the state of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $65.911 million as of December 31, 2006.

FM Appraisals is a residential real estate appraisal preparation and management company that is headquartered in Baltimore City. FM Appraisals offers appraisal services for residential real estate lenders, including appraisal preparation, the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals provides these services to First Mariner Mortgage.

Since our formation in 1995, our business strategy has focused on development of an operational and retail distribution infrastructure to create a platform to support the generation of assets and deposits. At our inception, we had 20 employees, four full service branches and two ATMs in the Baltimore region, with total assets of $35.2 million, loans of $20.4 million, and deposits of $24.6 million. At December 31, 2006, we had over 1,000 employees, 25 full service bank branches, 12 mortgage loan offices, 21 consumer finance offices, and approximately 195 ATMs (35 owned by us and 160 available to our customers through third party agreements) with total assets of $1.263 billion, loans of $866.459 million and deposits of $924.938 million. We earned net income of $1.924 million for the year ending December 31, 2006.

We do not conduct any foreign operations.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to these reports are available, free of charge, in the investor relations section of our Internet site at www.1stmarinerbancorp.com as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission. The information on the websites listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

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

•                    Review our branch performance to evaluate possible consolidations or relocations that may increase our efficiency; and

•                    Adhere to rigorous credit standards to maintain good quality assets as we implement our growth strategy.

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

Consumer Finance.   We offer a wide variety of consumer finance products through Finance Maryland, which is focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller than those originated by the Bank (approximately $2,800), and Finance Maryland currently serves approximately 23,000 customers in Maryland and Delaware.

Our Lending Activities

Loan Portfolio Composition.   At December 31, 2006, our loan portfolio totaled $866.459 million, representing approximately 68.6% of our total assets of $1.263 billion. Our loans are generally secured by residential and commercial real estate, and over 82% of our total loans as of December 31, 2006 were secured by real estate. The majority of our lending activity is in the Mid-Atlantic region. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2006 for more detailed information concerning the composition of our loan portfolio.

Real Estate Development and Construction Loans.   We provide interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy their single-family dwellings. These loans are made within the Federal regulatory guidelines for maximum loan to value ratios. Generally, residential construction loans are made for up to 85% of the appraised value of the property, taking into consideration private mortgage insurance. Commercial real estate construction loans are generally made for 80% or less of the appraised value of the property. Development loans, made to improve raw land into lots on which structures may be built, are generally made for 75% or less of the appraised value of the property. Our real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements.

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

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2006 for more detailed information concerning our real estate development and construction lending.

Residential Real Estate Mortgage Loans.   We originate adjustable- and fixed-rate residential mortgage loans. Our mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. We will place some of these loans into our portfolio, although the vast majority are ultimately sold to investors.

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

Consumer Loans.   The Bank and Finance Maryland offer a variety of consumer loans. Consumer loans originated by the Bank are typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years. We do offer home equity products with loan to value ratios of up to 100%, and mitigate our risk of loss on higher loan to value products with private mortgage insurance. The interest rates on our closed-end home equity loans are generally fixed, while interest rates on our home equity lines of credit are variable. Consumer finance products offered through Finance Maryland include loans for the purchase of consumer goods, direct cash lending, loans for seasonal purposes, home improvement loans, and loans originated though direct mail solicitation. Loans made by Finance Maryland are generally for terms less than five years, carry a fixed rate of interest, and are generally secured by consumer goods, including automobiles. Finance Maryland also originates a limited number of closed-end home equity loans.

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

Commercial and mortgage loan officers have no individual lending authority. Our loan committee of the Board of Directors is authorized to approve loans up to our banking subsidiary’s legal lending limit, which approximates $16.7 million as of December 31, 2006. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, and do have loans to a limited number of customers in excess of that amount.

We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we and our borrowers are affected by the economic conditions prevailing in our market area. Approximately 76% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers; an additional 20% consisted of loans to customers in the surrounding states and the District of Columbia; and 4% consisted of loans to customers in other states in the country. Approximately 82% of our commercial loan portfolio (commercial, commercial real estate, and commercial construction) consisted of loans to Maryland customers with an additional 16% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 2% of our portfolio.

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

Our Competition

Banking and consumer finance.   We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, mortgage companies, finance companies, Internet-based financial companies and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving banks in our market area have occurred in recent years, requiring us to compete with banks and finance companies with greater resources.

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

Mortgage-banking.   Our mortgage-banking division also operates in an extremely competitive environment. In addition to competing with mortgage-banking divisions of other financial institutions, we compete with mortgage banking firms that are not under the same level of regulation as we are. Without similar regulatory constraints, these lesser regulated firms can be more responsive to customers. Additionally, competition in the mortgage-banking industry comes from the continuing evolution of the secondary mortgage market, the proliferation of mortgage products, increasing interest rate volatility, compounded by homeowners’ increasing tendency to refinance their mortgages as the refinance process becomes more efficient and cost effective. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.

To compete effectively in this environment, we maintain a very high level of operational, technological and managerial expertise, consistently offer a wide selection of mortgage loans through all marketing channels on a regional scale, provide high-quality service, and price our mortgage loans at competitive rates.

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

We have agreed with the Federal Reserve Bank of Richmond (“FRB-Richmond”) to submit plans to improve our operating performance, reduce parent company leverage, enhance our enterprise-wide risk management and enhance the effectiveness of our internal audit program.  We have also agreed to give prior notice to the FRB-Richmond of any potential transaction involving a significant capital expenditure.  Management believes it has taken actions to address these issues and these agreements do not restrict or impede our ability to conduct normal business.

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

In its lending activities, the maximum legal rate of interest, fees, and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and the related interest to a financial institution’s capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

The CRA requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities, including low and moderate income neighborhoods and families, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory.”

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. FDICIA also imposed new capital standards on insured depository institutions. Institutions that fail to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes the Bank meets substantially all standards which have been adopted.

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

Deposit Insurance.   As an FDIC member institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund (“DIF”), administered by the FDIC. The FDIC is required to establish the semi-annual assessments for DIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25% of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern.

On February 8, 2006, the Federal Deposit Insurance Reform Act (“Reform Act”) of 2006 was signed into law. The Reform Act increases the general limit on deposit insurance based on consumer price inflation, with the first increase taking effect on January 1, 2011, and additional adjustments made every five years thereafter. In addition, the Reform Act gives the FDIC the authority to manage its reserves more flexibly and over a longer time horizon by rescinding the automatic trigger of 1.25% of estimated insured deposits.

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

Capital Requirements.   The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and items, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (limited to one-third of other Tier 1 components), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. “Tier 2,” or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities (above amounts not qualifying as Tier 1 capital), qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to quarterly average assets, referred to as the leverage capital ratio, of at least 4%. First Mariner and the Bank maintained capital ratios that exceeded these minimum standards. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2006 for more detailed information concerning capital adequacy.

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

Privacy Legislation.   Current Federal banking rules limit the ability of banks and other financial institutions to disclose non-public personal financial information about customers to non-affiliated third parties. Under these rules, financial institutions must provide initial notices to customers about their privacy policies that provide a description of the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates. Institutions must also provide annual notices to current customers that provide a reasonable method for customers to “opt out” of disclosures to non-affiliated parties. These policies affect how customer information is transmitted through diversified financial companies and conveyed to third parties. We have implemented our privacy policies in accordance with the law.

USA Patriot Act.   The USA Patriot Act of 2001 significantly increased the anti-money laundering and financial transparency laws to require additional due diligence for financial institutions. The law set standards for verifying customer information at account opening and maintenance of records, and created rules to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. The law requires financial businesses to report cash transactions in excess of $10,000 to the U.S. Treasury Department, and also requires reporting of suspicious customer activities.

Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established, among other things: 1) new requirements for audit committees, including independence, expertise, and responsibilities; 2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; 3) new standards for auditors and regulation of audits; 4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and 5) new and increased civil and criminal penalties for violation of the securities laws.

Economic Monetary Policies and Economic Controls

We are affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on our earnings cannot be predicted. However, our earnings will be impacted by movement in interest rates, as discussed in Part II Item 7A- “Quantitative and Qualitative Disclosures About Market Risk.”

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

A Significant Amount of Our Business is Concentrated in Real Estate Lending, and Most of this Lending Involves Maryland Real Estate

Approximately 27% of our loan portfolio is comprised of commercial and consumer real estate development and construction loans, which are secured by the real estate being developed in each case. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner, or according to original specifications. Real estate development and construction projects that are not completed in a timely manner, or according to original specifications, are generally less marketable than projects that are fully developed. The loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2006, approximately 82% of the Bank’s loans have real estate as a primary, secondary or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We Have A High Percentage Of Commercial, Commercial Real Estate, And Real Estate Acquisition And Development Loans In Relation To Our Total Loans And Total Assets

Our loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to our total loans and total assets. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, along with other federal banking regulators, issued final guidance on December 6, 2006 entitled, Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on financial results.

This recent guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2006, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Mortgage-Banking Activities Generate a Significant Portion of Our Noninterest Income

A significant portion of our business involves making residential mortgage loans through our mortgage division, which accounted for approximately 44% and 32% of our noninterest income for the years ended December 31, 2006 and 2005, respectively. Real estate loan origination activity, including refinancings, is generally greater during periods of low or declining interest rates and favorable economic conditions, which had been favorably affected by relatively lower market interest rates during the past three years. However, we did experience a deterioration in market conditions during 2006 and continued adverse changes in market conditions could have an adverse impact on our earnings. Moreover, most of our residential mortgage loans are secured by Maryland real estate; therefore, a deterioration in local economic conditions could also adversely impact our earnings and has done so in 2006.

We Experience Interest Rate Risk On Our Loans Held For Sale Portfolio

We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We now manage this interest rate risk primarily in two ways. On the majority of the loans we originate, we enter into agreements to sell our loans through the use of best efforts forward delivery contracts. Under this type of agreement we commit to sell a loan at an agreed price to an investor at the point in time the borrower commits to an interest rate on the loan, with the intent that the buyer assumes the interest rate risk on the loan. Beginning in January 2006, a portion of our mortgage loan pipeline and warehouse were hedged utilizing forward sales of mortgage-backed securities and Eurodollars for loans to be sold under mandatory delivery contracts on a pooled or bulk basis. We expect that these derivative financial instruments (forward sales of mortgage-backed securities and Eurodollars) will experience changes in fair value opposite to the change in fair value of the derivative loan commitments and our warehouse. However, the process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities and Eurodollars to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments. Hedging interest rate risk in bulk sales requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities and/or Eurodollars non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We have engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

We Experience Credit Risk Related To Our Residential Mortgage Production Activities

We also face credit risk related to our residential mortgage production activities. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us, including the risk that an investor will fail to honor its obligation under a best efforts forward delivery contract to purchase the loan from us. We manage mortgage credit risk principally by selling substantially all of the mortgage loans that we produce, limiting credit recourse to the Bank in those transactions, and by retaining high credit quality mortgages in our loan portfolio. We also limit our risk of loss on mortgage loan sales by establishing limits on activity to any one investor and by entering into contractual relationships with only those financial institutions that are approved by our Secondary Marketing Committee. While the period of time between closing on a loan commitment with the borrower and funding by the investor ranges from between 15 and 90 days, the process of selling loans on a bulk basis may extend the period of time we hold the loan and exposes us to a greater risk of early delinquency or default.

We Experience Risk Related To Covenants In Our Loan Sales Agreements With Investors

Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies, or return premiums paid by these investors should the loan be paid off early. Any loans we are required to repurchase may be considered impaired loans, with the potential for charge-offs and/or loss provision charges. The addition of these repurchased loans to our portfolio could adversely affect our earnings and asset quality ratios.

There may be certain loans in our portfolio that were originated for sale, but for various reasons, are unable to be sold. These loans are transferred to our loan portfolio at fair market value. Any deterioration in value of the loan during the period held in the portfolio would be charged as a valuation allowance and would reduce our earnings.

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

As of December 31, 2006, the allowance for loan losses was $12.399 million, which represented 1.43% of outstanding loans, net of unearned income. At such date, we had nonaccruing loans totaling $4.158 million. Management actively administers its nonaccruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan losses would result in a decrease in net income and capital, and could have a material adverse effect on us.

We currently hold a significant level of Bank Owned Life Insurance

We currently hold a significant level of Bank Owned Life Insurance on key employees and executives that have cash surrender values of $33.492 million as of December 31, 2006. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee, or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

Economic Conditions and Monetary Policy

Our operating results will depend to a great extent upon the rate differentials between the yields earned on our loans, securities and other earning assets and the rates paid on our deposits and other interest-bearing liabilities. These rate differentials are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, in particular the Federal Reserve Board. The makeup of our loan and deposit portfolios, in particular, determines our sensitivity to these factors. At December 31, 2006, we had a one year cumulative interest sensitivity gap of $206.053 million. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity.”

Like other depository institutions, the Company is affected by the monetary policies implemented by the Federal Reserve Board and other federal entities. A primary instrument of monetary policy employed by the Federal Reserve Board is the restriction or expansion of the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on our operations. In particular, our ability to make loans, attract deposits and realize gains on the sale of residential mortgage loans, as well as public demand for loans, could be adversely affected. See Item 1 - “ Business—Economic Monetary Policies and Economic Controls.”

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

Our Management Controls a Significant Percentage of Our Stock

At December 31, 2006, our directors and executive officers beneficially owned approximately 1,869,000 shares of our common stock (either directly or with options), or 29% of our outstanding shares of common stock. Edwin F. Hale, Sr., who is our Chairman, Chief Executive Officer, and largest stockholder, beneficially owns 1,412,941 shares of common stock (with options), or 22% of our outstanding shares of common stock as of December 31, 2006. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

Our Stock is Not Heavily Traded

The average daily trading volume of our shares on The Nasdaq National Market for the previous three months was approximately 5,300 shares. Thus, our common stock is not heavily traded and can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our stockholders may not be able to trade large blocks of shares at the volumes, prices, or times that they desire.

Our Stock is Not Insured

Investments in the shares of our common stock are not deposits and are not insured against loss by the government.

We Operate in a Competitive Market

We operate in a competitive environment, competing for deposits, loans and customers with commercial banks, thrifts, finance companies, and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market, Internet-based deposit intermediaries, mutual funds, and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage-banking firms, consumer finance companies, credit unions, and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment, and international banking services, which we do not offer. In addition, companies with a larger capitalization and financial intermediaries not subject to regulatory restrictions, have larger lending limits, and are thereby able to serve the needs of larger customers. Finally, our continued growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing, and technical personnel. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

Contracts With Our Officers May Discourage a Takeover or Adversely Affect Our Takeover Value

We have entered into change in control agreements with nine of our officers. These agreements provide for a payment to each officer of a multiple (ranging from 1 to 2.99) of his or her salary and bonus upon the occurrence of either a change in control that results in the loss of employment or a significant change in his or her employment. Thus, we may be required to make significant payments in the event that the rights under these agreements are triggered by a change in control. As a result, these contracts may discourage a takeover, or adversely affect the consideration payable to stockholders in the event of a takeover.

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

ITEM 1B          UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the staff of the Securities and Exchange Commission at December 31, 2006.

ITEM 2                   PROPERTIES

We lease our executive offices located at 1501 South Clinton Street, Baltimore, Maryland. This location also houses a headquarters satellite branch office. We occupy approximately 75,500 square feet at this location, which is adjacent to the former headquarters building.

We own our headquarters branch office located at 3301 Boston Street, Baltimore, Maryland. This location also houses drive-up banking and customer parking facilities.

During 2006, we leased an operations facility at 1516 Baylis Street, Baltimore, Maryland. We occupied approximately 34,500 square feet of office space. Rent paid during 2006 was approximately $209,000 for the office space. We vacated a substantial majority of this space before the end of 2006, moving our operational divisions into the new executive office tower on South Clinton Street and into our old executive office building on Boston Street.

We operate retail bank branches at the following locations:*

Annapolis(2)	Loch Raven(1)
161 A Jennifer Road	1641 East Joppa Road
Annapolis, MD 21401-7923	Baltimore, MD 21286-2300
Arbutus(2)	Lutherville/Timonium(2)
3720 Washington Blvd., Suite 100	1738 York Road
Baltimore, MD 21227-1656	Lutherville, MD 21093-5606
Bel Air(3)	Ocean City(2)
12 A Bel Air South Parkway	12505 Coastal Highway
Bel Air, MD 21015-3964	Ocean City, MD 21842-4781
Canton(1)	Odenton(1)
3301 Boston Street	1600 Annapolis Road
Baltimore, MD 21224-4974	Odenton, MD 21113-1002
Canton Tower/Headquarters(2)(4)	Owings Mills(3)
1501 S. Clinton Street	4800 Painters Mill Road
Baltimore, MD 21224-4974	Owings Mills, MD 21117-3604
Carroll Island(2)	Perry Hall (1)
176 Carroll Island Road	8843 Bel Air Road
Baltimore, MD 21220-2208	Perry Hall, MD 21236-2403
Cockeysville(3)	Pikesville(1)
9840 York Road	1013 Reisterstown Road
Cockeysville, MD 21030-4914	Baltimore, MD 21208-4207
Columbia(2)	Pikesville Drive-Thru(2)(4)
8835 Centre Park Drive, Suite 100	1100 Reisterstown Road
Columbia, MD 21045-2114	Baltimore, MD 21208-4207
Crofton(3)	Randallstown(1)
1049 MD Route 3	9833 Liberty Road
Gambrills, MD 21054-1722	Randallstown, MD 21133-2034
Downtown Baltimore(2)	Severna Park(2)
300 N. Charles Street	366A Gov Ritchie Highway
Baltimore, MD 21201-4300	Severna Park, MD 21146-2911
Dundalk(2)	Shrewsbury(2)
7860 Wise Avenue	Market Square Shopping Center
Baltimore, MD 21222-3338	549 S. Main Street
Easton(2)	Shrewsbury, PA 17361-1718
8662 Alica Drive	Towson(1)
Easton, MD 21601-7184	115 East Joppa Road
Ellicott City(3)	Baltimore, MD 21286-3113
10065 Baltimore National Pike	White Marsh(1)
Ellicott City, MD 21042-3611	10101 Philadelphia Road
Glen Burnie(2)	Baltimore, MD 21237-3411
305 South Crain Highway	Woodlawn(3)
Glen Burnie, MD 21061-3110	7007 Security Boulevard
Baltimore, MD 21244-2514

*                    For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)          Company owns branch

(2)          Company leases branch

(3)          Company owns branch, but leases related land

(4)          Office is a satellite branch

For more information on our lease commitments and costs see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data.”

We operate mortgage offices at the following locations:

Annandale, VA(2)	Loch Raven(1)
7010 Little River Turnpike, Suite 140	1641 East Joppa Road, 2nd Floor
Annandale, VA 22003	Baltimore, MD 21286
Annapolis(2)	Salisbury(2)
2086 Generals Highway, 2nd Floor	309 E. Main Street, Suite 100
Annapolis, MD 21401	Salisbury, MD 21801
Canton/Headquarters(1)	Waldorf(2)
3301 Boston Street	3200 Crain Highway, Suite 102
Baltimore, MD 21224	Waldorf, MD 20603
Crofton(3)	White Marsh(1)
1049 MD Route 3, 2nd floor	10101 Philadelphia Road
Gambrills, MD 21054	White Marsh, MD 21237
Ellicott City(3)	Wilmington(2)
10065 Baltimore National Pike	3301 Lancaster Pike, Suite 5B
Ellicott City, MD 21042	Wilmington, DE 19805
Fairfax Wholesale(2)	Concord, North Carolina(2)
3975 Fair Ridge Dr., Ste 300	1036 Brandview Drive
North Tower Fairfax, VA 22033	Concord, NC 28024

(1)          Company owns office

(2)          Company leases office

(3)          Company owns office, but leases related land

We operate consumer finance offices at the following locations which are leased by Finance Maryland:

Bel Air	Overlea
225 Briarhill Place, Suite I-1	7682 Belair Road
Bel Air, MD 21015	Baltimore, MD 21236
Bowie	Randallstown
3440 Crain Highway	3537 Brenbrook Drive
Bowie, MD 20716	Randallstown, MD 21133
Cumberland	Salisbury
1050 West Industrial Blvd. Unit 7	319 B Civic Avenue
Cumberland, MD 21502	Salisbury, MD 21804
Dundalk	Waldorf
1770 Merritt Blvd.	2084 Crain Highway
Baltimore, MD 21222	Waldorf, MD 20610
Easton	Westminster
8223-17 Elliott Road	625 Baltimore Blvd.
Easton, MD 21601	Westminster, MD 21157
Essex	Woodlawn
511A Eastern Blvd.	6666 Security Blvd., Suite 16
Essex, MD 21221	Baltimore, MD 21207
Frederick	Canton/Headquarters/Central Approval
454 Prospect Blvd	3301 Boston Street
Frederick, MD 21702	Baltimore, MD 21224
Glen Burnie	Bear, Delaware
7400 Ritchie Highway, Suite E	1831 Pulaski Highway
Glen Burnie, MD 21061	Bear, DE 19701
Hagerstown	Dover, Delaware
1423 Dual Hwy	222 S. Dupont Hwy, Ste 101
Hagerstown, MD 21740	Dover, DE 19901
Laurel	Milford, Delaware
3421 Fort Meade Rd	975A Dupont Blvd
Laurel, MD 20707	Milford, DE 19963
North East	Seaford, Delaware
113 North East Plaza	1026 West Stein Highway
North East, MD 21901	Seaford, DE 19973

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

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2006.

ITEM 4A           EXECUTIVE OFFICERS OF THE REGISTRANT

Edwin F. Hale, Sr. (age 60) has been Chairman and Chief Executive Officer of First Mariner and of the Bank since 1995. Joseph A. Cicero (age 62) has been the President of First Mariner and Chief Operating Officer of the Bank since 1996. George H. Mantakos (age 64) has been Executive Vice President of First Mariner, and the President of the Bank since 1995. Mark A. Keidel (age 45) has been Senior Vice President and Chief Financial Officer of First Mariner and the Bank since June 2000.

PART II

ITEM 5                   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades on The NASDAQ National Market under the symbol “FMAR.” The table below sets forth for the periods indicated the low and high market prices of our common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions. We currently have approximately 2,700 stockholders, and we did not pay a cash dividend in 2006 or 2005.

	Low	High
2006 Quarter ended:
Fourth quarter	$18.36	$20.45
Third quarter	18.51	19.50
Second quarter	18.30	19.60
First quarter	17.26	19.34
2005 Quarter ended:
Fourth quarter	$16.50	$18.45
Third quarter	16.05	18.86
Second quarter	15.18	17.82
First quarter	17.30	18.30

Equity Compensation Plan Information

The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	793,022	$12.84	238,243
Equity compensation plans not approved by security holders	—	—	—
Total	793,022	$12.84	238,243

Issuer Purchases of Equity Securities(1)

The following table sets forth the Company’s purchases of its Common Stock for the most recent fiscal quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase
October 2006	—	—	132,425	167,575
November 2006	5,000	$18.75	137,425	162,575
December 2006	25,900	$18.87	163,325	136,675

(1)          On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for open market or private purchases of stock over the next 24 months.  During the year ended December 31, 2006, the Company repurchased a total of 30,900 shares of our common stock at an approximate cost of $582,000.

Performance Graph

The following graph compares the performance of the Company’s Common Stock, with the performance of a broad market index and a nationally-recognized industry standard assuming in each case both an initial $100 investment on December 31, 2001 and reinvestment of dividends as of the end of the Company’s fiscal years. The Company has selected the Nasdaq Market Index as the relevant broad market index because prices for the Company’s Common Stock are quoted on Nasdaq National Market. Additionally, the Company has selected the Nasdaq Bank Index as the relevant industry standard because such index consists of financial institutions which the Company believes generally possess assets, liabilities and operations more similar to the Company than other publicly-available indices. However, given the short history of the Company’s operations and its rapid growth, the Company believes no truly appropriate comparative index exists.

	Period Ending
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
First Mariner Bancorp	100	120.2	203.06	191.7	191.05	202.51
NASDAQ Bank Index	100	104.52	135.8	150.73	144.2	160.07
NASDAQ Market Index	100	68.47	102.72	111.54	113.07	123.84

ITEM 6                   SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Net interest income	$49,266	$47,723	$42,441	$34,411	$30,988
Provision for loan losses	2,315	3,287	2,243	2,536	2,175
Noninterest income	23,767	23,015	19,190	21,086	14,994
Noninterest expense	69,159	56,340	50,926	45,883	37,973
Income tax (benefit) expense	(365)	3,289	2,361	1,771	1,930
Net income	1,924	7,822	6,101	5,307	3,904
Consolidated Balance Sheet Data:
Total assets	$1,263,290	$1,362,478	$1,250,531	$1,057,853	$871,152
Loans receivable, net	854,060	839,843	736,566	601,155	526,777
Deposits	924,938	876,010	825,417	747,733	668,169
Long-term borrowings	132,557	131,000	134,369	110,000	85,000
Stockholders’ equity	78,629	72,375	64,314	58,434	51,126
Per Share Data:
Number of shares of common stock outstanding at year end	6,427,725	6,262,442	5,826,011	5,693,637	5,394,586
Net income per common share:
Basic	$0.30	$1.28	$1.06	$0.97	$0.73
Diluted	0.29	1.20	0.96	0.88	0.69
Cash dividends declared	—	—	—	—	—
Performance and Capital Ratios:
Return on average assets	0.14%	0.59%	0.54%	0.57%	0.49%
Return on average equity	2.53%	11.44%	10.11%	9.76%	8.20%
Net interest margin	3.96%	3.88%	4.06%	3.99%	4.17%
Average equity to average assets	5.59%	5.13%	5.36%	5.83%	5.99%
Year-end Tier 1 leverage ratio	8%	7%	7%	8%	8%
Tier 1 capital to risk-weighted assets	10%	10%	9%	10%	10%
Total capital to risk-weighted assets	16%	15%	14%	15%	13%
Asset Quality Ratios:
Nonperforming assets to total assets	0.52%	0.29%	0.38%	0.48%	0.40%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.43%	1.38%	1.28%	1.43%	1.35%
Nonperforming assets and 90 day past-due loans	36.61%	244.14%	150.84%	118.61%	55.85%
Net charge-offs to average total loans, net of unearned income	0.19%	0.14%	0.21%	0.19%	0.10%

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

The Company’s business is conducted primarily through its wholly owned subsidiaries: First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”). First Mariner Bank is the largest operating subsidiary of the Company with assets exceeding $1.157 billion as of December 31, 2006. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank’s mortgage division, First Mariner Mortgage, operates on both a regional and national basis. First Mariner Bank is an independent community bank, and its deposits are insured by the FDIC. The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

Finance Maryland engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 17 branches and a central approval office in the state of Maryland and four branches in the state of Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $65.911 million as of December 31, 2006.

FM Appraisals is a residential real estate appraisal preparation and management company that is headquartered in Baltimore City. FM Appraisals offers appraisal services for residential real estate lenders, including appraisal preparation, the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals provides these services to First Mariner Mortgage.

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

The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, the views of the Bank’s regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and environmental and economic conditions specific to the Bank’s service areas. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Any interest accrued to income in the year when interest accruals are discontinued is reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

Derivative Loan Commitments and Hedging Activities

In connection with our mortgage-banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. We enter into these commitments through retail and broker channels and also purchase loan commitments from correspondent lenders. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 90 days after inception of the rate lock commitment. Such a commitment is referred to as a derivative loan commitment if the loan that will result from exercise of the commitment will be held for sale upon funding under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. As such, loan commitments that are derivatives must be recognized at fair value on the consolidated balance sheets with changes in their fair values recorded as part of income from mortgage-banking operations. For accounting purposes, we value this commitment to zero at inception, consistent with the concepts embodied in EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. Subsequent to inception, we estimate the fair value of the commitment, taking into consideration the probability of funding of the loan, and compare it to the fair value calculated at inception to measure the change in value, which is recorded through current period earnings with a corresponding asset for an increase in value or a liability for a decrease in value.

Loan Repurchases

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion compares our financial condition at December 31, 2006 to the financial condition at December 31, 2005 and results of operations for the years ended December 31, 2006, 2005, and 2004. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included in this report.

Performance Overview

We recorded net income of $1.924 million for 2006 compared to $7.822 million for 2005, a decrease of 75.4%. Diluted earnings per share totaled $0.29 per share for 2006, a decrease of 75.8% from $1.20 per diluted share in 2005. The decline in net income and earnings per share resulted due to the fact that our gross revenue (net interest income and noninterest income) increased $2.295 million or 3.2%, while our noninterest expenses, the provision for loan losses, and income tax expense increased by $8.193 million or 13.0%.

Net income for 2006 was impacted significantly by a balance sheet restructuring and negative trends in our mortgage-banking operations. In December of 2006, we elected to sell approximately $100.000 million of securities held in our investment portfolio (yield, 3.85%) and repay an equal amount of short-term borrowings (cost, 5.45%). In conjunction with the restructuring, we realized losses on the sales of securities of $3.063 million. The restructure is expected to have a positive impact in future periods as the yields on securities sold was significantly lower than borrowings repaid.

During the second half of 2006, our results were negatively impacted by higher delinquency and default levels in loans originated by the Bank in our mortgage-banking division. The higher delinquencies and defaults resulted in the repurchase of loans sold as well as an increase in the volume of loans originated for sale which could not be sold. Loans repurchased or deemed unsalable must be marked to market at the time of repurchase or transfer into the Bank’s portfolio. The Bank recorded valuation allowances related to these loans repurchased and expected to be repurchased of $4.450 million, which reduced reported profits in the third and fourth quarters of 2006.

The impact of both the balance sheet restructuring and the valuation allowance totaled $7.513 million ($4.959 million after taxes) and were the primary factors in the significant decline in net income.

Our largest category of revenue, net interest income, grew $1.543 million or 3.2% due to increased volume of average earning assets from $1.230 billion in 2005 to $1.243 billion in 2006 and an increase in our net interest margin from 3.88% in 2005 to 3.96% in 2006. Noninterest income increased $752,000 or 3.3% due to higher levels of mortgage banking revenue of $3.199 million. (The increase in noninterest income excluding the loss on investment securities from the balance sheet restructuring was $3.789 million). We experienced higher income from most major sources of noninterest income.

Our increase in total expenses resulted from higher noninterest expenses (by $12.819 million), offset by a decrease in our income tax expense of $3.654 million and a decrease in our provision for loan losses of $972,000. Noninterest expense growth was primarily the result of higher salaries and benefit costs, higher occupancy costs, as well as $4.450 million in valuation allowances and secondary marketing reserves for repurchases and anticipated repurchases of loans previously sold on the secondary market. The decrease in income tax expense was primarily due to lower pretax income and removal of the valuation allowance on the net operating loss carryforward of the Holding Company. The decrease in our provision for loan losses is largely a function of our slower loan growth in 2006 as compared to 2005. The provision recorded resulted in an increase in the allowance for loan losses to 1.43% of total loans as of December 31, 2006 from 1.38% as of December 31, 2005.

The return on average assets was 0.14% for 2006 compared to 0.59% for 2005. The return on average equity for 2006 was 2.53% compared to 11.44% for 2005. Average equity to average assets was 5.59% for 2006 compared to 5.13% for 2005. The decline in both the return on average assets and the return on average equity is primarily a result of recognizing security sales losses and the provision for the valuation allowance and secondary marketing reserve.

Our total assets decreased by $99.188 million or 7.3%, reflecting the balance sheet restructuring at the end of 2006. We experienced an increase in loans and loans held for sale, which were funded by increases in deposits. Loans outstanding increased by $14.873 million or 1.7%, and loans held for sale increased by $2.020 million or 2.2%, while our deposits grew by $48.928 million or 5.6%. Stockholders’ equity increased $6.254 million or 8.6% reflecting the retention of 2006’s earnings, and shares sold and issued upon the exercise of options and warrants and in connection with our employee stock purchase plan. In addition, we experienced an increase in other comprehensive income due to the increase in the market value of securities classified as available for sale, which resulted from the sale of securities with significant losses in market value. These items were offset somewhat by the shares repurchased under our stock repurchase plan.

During 2006, our asset quality deteriorated and we increased our allowance for loan losses to $12.399 million, which totaled 187.9% of nonperforming assets as of December 31, 2006, compared to 297.3% as of December 31, 2005. Our ratio of net chargeoffs to average total loans was 0.19% in 2006, compared to 0.14% in 2005. Our ratio of nonperforming assets to total assets increased to 0.52% at December 31, 2006 from 0.29% at December 31, 2005. Our level of loans 90 days delinquent and still accruing interest increased to $27.274 million from $860,000 in 2005.

Capital adequacy levels remained strong, exceeding the levels we are required to maintain for “well-capitalized” status as defined by banking regulation. December 31, 2006 ratios for our capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 7.8%, 10.0%, and 15.6%, respectively, compared to 7.4%, 9.5%, and 14.9%, respectively, at December 31, 2005. Our regulatory capital levels increased as the growth rate of regulatory capital exceeded growth rates in total and risk-adjusted assets.

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

Net interest income for 2006 totaled $49.266 million, an increase of 3.2% over $47.723 million for 2005. The improvement in net interest income during 2006 was due in large part to an increase in our average earning assets, from the 2005 level of $1.230 billion to the 2006 level of $1.243 billion. Our yield on earning assets also increased, from 6.67% for 2005 to 7.70% for 2006. These benefits, plus an increase in average noninterest-bearing deposits, more than offset the higher rates paid on interest-bearing deposits and borrowings, which increased from 3.16% for 2005 to 4.24% for 2006. As a result, the net interest margin (net interest income divided by average earning assets) increased to 3.96% for 2006, as compared to 3.88% for the comparable period in 2005. Net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, and our distribution and pricing of deposits and borrowings.

During 2006, we sold approximately $100.000 million of fixed rate investment securities yielding approximately 3.85% in order to extinguish approximately $100.000 million in short-term debt costing 5.45%. The restructuring is anticipated to increase net interest income in 2007.

Interest income.   Total interest income increased by $13.688 million primarily due to the increase in the yield on average earning assets. Yields on earning assets for the period increased to 7.70% from 6.67% due to the higher mix of loans and loans held for sale (which carry higher yields than investments and other earning assets) and increases in market interest rates. The yield on total loans increased from 7.70% to 8.69% and reflected increases in the rates for most loan categories. The yield on loans held for sale increased from 6.05% to 7.73%.

Average loans outstanding increased by $50.488 million, with increases in almost every loan category. Average investment securities decreased $36.741 million due to the sale of securities during 2006 to restructure the balance sheet, and regular principal reductions on mortgage-backed securities.

Interest expense.   Interest expense increased by $12.145 million, due primarily to an increase in the average rate paid on interest-bearing liabilities, which increased from 3.16% for the year ended December 31, 2005 to 4.24% for the year ended December 31, 2006. We also experienced an increase in average interest-bearing liabilities of $11.622 million, which was driven by an increase in money market accounts, offset by decreases in NOW, savings, and time deposits, as well as borrowings. The decrease in average borrowings of $11.997 million was due to repayment of short-term advances from the FHLB in conjunction with our balance sheet restructuring and the decrease in overall average investment securities. The increase in the average rate paid on interest-bearing liabilities was a result of the higher interest rate environment in 2006 and consumer preferences for higher yielding money market products.

The table below sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2006, 2005, and 2004.

Comparative Average Balances Yields and Rates

	2006			2005			2004
(dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Loans (2):
Commercial loans and lines of credit	$70,238	$4,803	6.84%	$68,035	$3,791	5.57%	$76,370	$4,474	5.86%
Residential construction - commercial	123,188	10,968	8.90%	88,634	6,987	7.88%	49,328	3,698	7.50%
Commercial mortgages	335,584	24,557	7.32%	331,975	22,899	6.90%	256,960	17,908	6.97%
Residential construction - consumer	113,053	8,977	7.94%	130,535	9,245	7.08%	123,759	8,882	7.18%
Residential mortgages	46,308	2,733	5.90%	41,798	2,499	5.98%	40,880	2,692	6.59%
Consumer	166,836	22,239	13.33%	143,742	16,520	11.49%	105,209	11,431	10.87%
Total loans	855,207	74,277	8.69%	804,719	61,941	7.70%	652,506	49,085	7.52%
Loans held for sale	101,841	7,877	7.73%	102,321	6,195	6.05%	48,791	2,464	5.05%
Securities available for sale, at fair value	262,968	12,365	4.70%	299,709	13,066	4.36%	316,878	13,219	4.17%
Interest-bearing deposits	10,970	529	4.82%	9,428	284	3.01%	19,546	235	1.20%
Restricted stock investments, at cost	12,317	700	5.68%	13,997	574	4.10%	7,507	267	3.56%
Total earning assets	1,243,303	95,748	7.70%	1,230,174	82,060	6.67%	1,045,228	65,270	6.24%
Allowance for loan losses	(12,000)			(10,470)			(8,995)
Cash and other nonearning assets	129,867			113,118			89,415
Total assets	$1,361,170	95,748		$1,332,822	82,060		$1,125,648	65,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$10,945	24	0.22%	$13,065	26	0.20%	$55,488	191	0.34%
Savings deposits	67,164	205	0.31%	71,789	218	0.30%	67,009	235	0.35%
Money market deposits	241,039	7,855	3.26%	203,222	3,215	1.58%	158,802	1,341	0.84%
Time deposits	388,192	15,836	4.08%	395,645	13,270	3.35%	367,847	11,041	3.00%
Total interest-bearing deposits	707,340	23,920	3.38%	683,721	16,729	2.45%	649,146	12,808	1.97%
Borrowings	389,533	22,562	5.79%	401,530	17,608	4.39%	268,249	10,021	3.74%
Total interest-bearing liabilities	1,096,873	46,482	4.24%	1,085,251	34,337	3.16%	917,395	22,829	2.49%
Noninterest-bearing demand deposits	179,210			174,115			143,706
Other noninterest-bearing liabilities	9,008			5,091			4,204
Stockholders’ equity	76,079			68,365			60,343
Total liabilities and stockholders’ equity	$1,361,170	46,482		$1,332,822	34,337		$1,125,648	22,829
Net interest income/net interest spread		$49,266	3.46%		$47,723	3.51%		$42,441	3.75%
Net interest margin (3)			3.96%			3.88%			4.06%

(1)             There are no tax equivalency adjustments

(2)             The average balances of non-accrual loans for the years ended December 31, 2006, 2005, and 2004 are included in the average loan balances

(3)             Net interest margin is calculated as net interest income divided by average earning assets

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

Rate/Volume Analysis

	2006 Compared to 2005			2005 Compared to 2004
	Change Due to Variance In			Change Due to Variance In
(dollars in thousands)	Rates	Volume	Total	Rates	Volume	Total
INTEREST INCOME
Loans:
Commercial loans and lines of credit	$886	$126	$1,012	$(211)	$(472)	$(683)
Residential construction - commercial	993	2,988	3,981	200	3,089	3,289
Commercial mortgages	1,407	251	1,658	(186)	5,177	4,991
Residential construction - consumer	1,049	(1,317)	(268)	(118)	481	363
Residential mortgages	(33)	267	234	(252)	59	(193)
Consumer	2,853	2,866	5,719	693	4,396	5,089
Total loans	7,155	5,181	12,336	126	12,730	12,856
Loans held for sale	1,711	(29)	1,682	574	3,157	3,731
Securities available for sale, at fair value	977	(1,678)	(701)	583	(736)	(153)
Interest-bearing deposits	193	52	245	217	(168)	49
Restricted stock investments, at cost	201	(75)	126	45	262	307
Total interest income	10,237	3,451	13,688	1,545	15,245	16,790
INTEREST EXPENSE
Interest-bearing deposits:
NOW deposits	2	(4)	(2)	(58)	(107)	(165)
Savings deposits	1	(14)	(13)	(32)	15	(17)
Money market deposits	3,947	693	4,640	1,419	455	1,874
Time deposits	2,820	(254)	2,566	1,355	874	2,229
Total interest-bearing deposits	6,770	421	7,191	2,684	1,237	3,921
Borrowings	5,494	(540)	4,954	1,966	5,621	7,587
Total interest expense	12,264	(119)	12,145	4,650	6,858	11,508
Net interest income	$(2,027)	$3,570	$1,543	$(3,105)	$8,387	$5,282

Noninterest Income

We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions we earn on sales of insurance products and income from bank-owned life insurance. Our noninterest income for the year ended December 31, 2006 totaled $23.767 million, as compared to $23.015 million for the year ended December 31, 2005, an increase of $752,000 or 3.3%. Noninterest income, excluding investment security losses increased $3.789 or 16.5%.

Higher revenue from our mortgage-banking activities was the primary cause of the increase in noninterest income. Beginning in January 2006, management expanded its secondary marketing activities for selling mortgage loans to include selling loans in bulk, on a mandatory delivery basis. Prior to that time, all loans originated for sale were sold into the secondary market individually, on a best efforts basis (see discussion in Note 1 to the Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data,” under the heading “Derivative Loan Commitments Hedging Activities”). Since the inception of the bulk sale strategy, approximately 28% of loans sold have been sold on a bulk-delivery basis. Thus far, we have experienced significantly wider profit margins on loans sold in bulk, compared to the profit margins previously experienced under the best efforts approach. Approximately $2.067 million of the increase in gains on sales of mortgage loans is attributable to this strategy. This estimate includes gains realized while hedging our interest rate risk during the period in which loans are in the application and approval process (pipeline), and loans settled and awaiting sale (warehouse). Profit margins experienced during the first six months of 2006 were significantly higher than we anticipated, as prices paid were inflated by higher demand and diminished supply for certain mortgage products we originate. The profit margins normalized during the second half of 2006 and may continue to shrink or to expand moving forward as demand changes or overall supplies fluctuate, which would affect the price we receive on sold loans. A lower profit margin could reduce our noninterest income growth as, conversely, a higher profit margin could increase its growth. Gains on sales of loans, which are derived from both the volume of loans sold and the pricing at which they are sold, increased by $2.596 million or 51.7% compared to the year ended December 31, 2005. Valuation allowances and costs associated with mortgage loans sold are included in noninterest expenses and are not reflected as reductions to gains on sales of loans.

Service fees on our deposit accounts decreased by $298,000 or 4.1% due to lower levels of overdraft income. Income from bank-owned life insurance increased by $86,000 in 2006 due to a $5.000 million purchase of additional policies. Commissions earned on the sale of nondeposit investment products (primarily fixed annuities) increased $107,000 due higher sales volumes. Commissions from the sale of other insurance products (primarily insurance products offered through Finance Maryland) increased $159,000 due to expansion of Finance Maryland’s locations and increased loan origination activity. Our other noninterest income not detailed in the table below increased $510,000 or 38.8% and includes $627,000 in rental income from other tenants in our former headquarters building which we purchased in 2005.

We realized net losses from the sale of investment securities of $3.037 million in 2006, compared to no gains or losses for 2005. We sold the securities in 2006 in order to restructure our balance sheet to enhance future financial performance by reducing the level of lower yielding securities and decreasing the level of higher cost wholesale funding.

The following table shows the breakout of noninterest income:

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Gain on sale of mortgage loans	$7,614	$5,018	$3,349
Other mortgage-banking revenue	2,892	2,289	1,567
ATM fees	3,161	3,135	2,836
Service fees on deposits	6,887	7,185	6,899
(Loss) gain on sales of investment securities, net	(3,037)	—	440
Commissions on sales of nondeposit investment products	638	531	649
Income from bank-owned life insurance	1,117	1,031	1,072
Commissions on sales of other insurance products	2,671	2,512	1,519
Other	1,824	1,314	859
	$23,767	$23,015	$19,190

Noninterest Expense

Our noninterest expense totaled $69.159 million for the year ended December 31, 2006, compared to $56.340 million for 2005, an increase of $12.819 million or 22.8%.

We paid higher salaries and benefits costs in 2006 of $4.081 million or 13.2% compared to 2005, primarily due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, and increased cost of employer provided health care, slightly offset by lower performance-based incentive costs. Our occupancy costs for 2006 increased $1.908 or 31.3% compared to 2005, reflecting an increase in lease expense due to additional space occupied for the new executive and administrative offices, increased amortization of property improvements and the expansion of consumer finance operations.

We experienced higher service and maintenance expenses of $369,000 or 20.1% due to an increase in our locations. Loan collection expenses increased by $230,000 or 48.8% due to increased loan delinquencies. During 2006, we provided $4.450 million for a valuation allowance and a secondary marketing reserve for repurchases and potential repurchases of loans previously sold on the secondary market. These are in addition to our loan loss allowance of $12.399 million. The valuation allowance is for loans already repurchased and the reserve is for loans that may be required to be repurchased in the future. Our other noninterest expenses not detailed in the table below increased $939,000 or 32.2%.

The following table shows the breakout of noninterest expense:

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Salaries and employee benefits	$34,990	$30,909	$26,523
Net occupancy	8,012	6,104	6,255
Furniture, fixtures, and equipment	3,162	3,057	3,005
Professional services	958	1,021	756
Advertising	1,341	1,352	1,455
Data processing	1,811	2,006	2,079
Service and maintenance	2,202	1,833	1,485
Office supplies	747	680	697
ATM servicing expenses	962	1,146	1,112
Printing	602	543	712
Corporate insurance	517	401	378
Real estate acquired through foreclosure expense	224	28	(73)
FDIC premiums	109	113	115
Consulting fees	850	734	385
Marketing/promotion	1,059	866	722
Postage	906	764	982
Overnight delivery/courier	908	809	736
Security	233	151	310
Dues and subscriptions	562	438	341
Loan collection expenses	701	471	332
Secondary marketing valuation	4,450	—	—
Other	3,853	2,914	2,619
	$69,159	$56,340	$50,926

Income Tax Expense

We recorded an income tax benefit of $365,000 in 2006 for an effective tax rate of (23.4)% compared to income tax expense of $3.289 million and an effective tax rate of 29.6% for 2005. The income tax expense decrease is due to lower pretax income for 2006 of $1.559 million compared to $11.111 million in 2005. The effective tax rate decreased due to higher levels of tax-exempt income relative to pre-tax income in 2006 as compared to 2005. In addition, the income tax benefit includes a one-time credit to eliminate the remaining portion of the valuation allowance we had previously established to reflect the uncertainty of certain state income tax operating loss carry-forwards. There were no changes in the statutory income tax rates in 2006.

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

We have utilized all prior net operating loss carryforwards for federal income tax purposes at December 31, 2006. Our net operating loss carryforwards for state income tax purposes approximated $6.325 million and can be offset by the future state taxable income of First Mariner Bancorp only. Operating loss carry-forward tax benefits are in addition to the tax credits discussed above.

Financial Condition

At December 31, 2006, our total assets were $1.263 billion as compared to $1.362 billion at December 31, 2005, a decrease of 7.3%. Earning assets decreased $119.397 million or 9.6% to $1.121 billion from $1.240 billion. The decline in assets was primarily due to a restructuring of the balance sheet at the end of 2006, which was accomplished through the sale of investment securities and repayment of borrowings.  In addition, we experienced growth in loans outstanding (+$14.873 million) and higher levels of loans held for sale (+$2.020 million) and a decrease in cash and due from banks (-$3.423 million). Premises and equipment increased $8.660 million primarily due to leasehold improvements related to our new headquarters and operations building, as well as costs related to new bank and consumer finance branches. The growth in loans and loans held for sale was funded by an increased level of customer deposits of $48.928 million. We continued to achieve growth through the development of our bank branching and mortgage loan office network, expansion of our commercial and retail business development efforts, our expansion of Finance Maryland, and successful development and marketing of our deposit and loan products. However, growth rates were lower in 2006 due to the slowing of the regional real estate markets which softened loan demand and increased deposit competition.

Investment securities available for sale

Our investment portfolio at December 31, 2006, is comprised of highly marketable securities, with over 62% secured by the U.S. Government or U.S. Government agencies. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2006, the average duration of our investment portfolio was 3.80 years, longer than the average duration of 3.32 years at December 31, 2005. This is largely the result of an increase in interest rates, which has extended the expected maturity of mortgage-backed investment securities. In addition, during 2006, we sold some of our shorter-term securities.

We utilize the investment portfolio as part of our overall asset/liability management practices to minimize structural interest rate and market valuation risks associated with changes in interest rates. We continually monitor the credit risk associated with corporate investments and diversity the risk in the corporate portfolio.

Total investment securities declined $129.649 million primarily due to the sale of $97.387 million in securities during 2006. Investment purchases totaled $6.284 million in 2006. At December 31, 2006, our net unrealized loss on securities classified as available for sale totaled $1.505 million, compared to $5.402 million at December 31, 2005. We consider the decline in market values to be temporary largely due to increases in interest rates, and do not expect to realize losses on any of the securities currently in the investment portfolio. Our investments in trust preferred securities, corporate obligations, and common stocks totaled $39.402 million as of December 31, 2006 compared to $42.120 million as of December 31, 2005.

Our investment portfolio composition is as follows as of December 31:

(dollars in thousands)	2006	2005	2004	2003	2002
Mortgage-backed securities	$62,281	$161,112	$200,708	$149,763	$73,842
Trust preferred securities	33,028	34,087	31,507	22,987	26,399
U.S. government agency notes	39,894	68,271	78,949	107,314	12,159
U.S. Treasury securities	998	986	1,000	1,001	1,015
Obligations of state and municipal subdivisions	2,965	2,969	2,973	—	—
Corporate obligations	1,988	1,777	—	—	5,921
Equity securities	1,395	1,310	1,531	1,274	2,824
Foreign government bonds	1,750	1,481	1,400	1,250	850
Other investment securities	2,991	4,946	4,897	4,848	4,800
	$147,290	$276,939	$322,965	$288,437	$127,810

The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

					Weighted-
	Amortized	Unrealized		Estimated	Average
(dollars in thousands)	Cost	Gains	Losses	Fair Value	Yield
Mortgage-backed securities:
Due one to five years	$115	$1	$—	$116	5.50%
Due after ten years	63,993	172	2,000	62,165	4.85%
Trust preferred securities:
Due after ten years	33,056	129	157	33,028	7.93%
U.S. Treasury securities:
Due within one year	1,000	—	2	998	3.13%
U.S. government agency notes:
Due within one year	40,000	—	106	39,894	3.81%
Obligations of state and municipal subdivisions:
Due after ten years	2,937	28	—	2,965	4.59%
Corporate obligations:
Due one to five years	1,907	81	—	1,988	6.17%
Foreign government bonds:
Due within one year	250	—	—	250	5.60%
Due one to five years	1,500	—	—	1,500	5.91%
Other investment securities:
Due within one year	2,991	—	—	2,991	3.86%
	$147,749	$411	$2,265	$145,895	5.25%

Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

See Note 3 of the Notes to Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data,” for further details about our securities available for sale.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio as of December 31:

(dollars in thousands)	2006	2005	2004	2003	2002
Commercial loans and lines of credit	$79,016	$67,759	$60,496	$65,934	$56,760
Residential construction - commercial	137,155	112,383	63,847	51,225	31,878
Commercial mortgages	317,848	349,430	315,676	244,316	202,994
Residential construction - consumer	98,066	126,708	135,841	119,973	135,189
Residential mortgages	56,221	40,817	41,589	40,122	46,065
Consumer	178,153	154,489	128,697	88,277	61,079
Total loans	$866,459	$851,586	$746,146	$609,847	$533,965

Total loans increased $14.873 million during 2006, while the underlying economic strength in our core market, affordable interest rates, and continued emphasis on business development all contributed to the continued loan origination activity. Loan growth did soften from historical growth rates. Real estate development activity slowed and we elected to reduce our exposure to certain types of lending and in certain geographic areas during 2006. The largest increase in our loan portfolio occurred in the residential construction - commercial category, which increased by $24.772 million. This was primarily due to the funding of construction loans made prior to 2006. In addition, we experienced increases in the commercial loan category (+$11.257 million). Growth in these types of our commercial loans reflected successful marketing and sales efforts of the Bank’s commercial lending unit and the continuation of a favorable interest rate environment. Our consumer loans increased by $23.664 million due to successful marketing campaigns, a favorable economic and interest rate environment, growth in consumer finance receivables generated by Finance Maryland, and successful cross-selling of home equity products to first mortgage customers. Commercial mortgages decreased $31.582 million and residential construction loans to consumers decreased $28.642 million as our origination activity in these product lines decreased due to increased competition and slower development activity.

Our residential real estate loans, which consist primarily of 3- and 5-year adjustable-rate mortgages, increased by $15.404 million, partially due to our repurchase of mortgage loans originally sold on the secondary market. During 2006, we repurchased $13.458 million in delinquent mortgage loans from investors in accordance with a covenant in our sales agreement. Most of the loans are at least 90 days past due. Due to the delinquency of the loans, the higher loan to value ratios, and recent softness in regional and national housing prices, we have established a total of $4.090 million in valuation allowances (for loans already repurchased) and secondary market reserves (for loans expected to be repurchased - included in other liabilities) against these and estimated future loan repurchases.

Approximately 38.7% of our loans have adjustable rates as of December 31, 2006 compared to approximately 35.2% at December 31, 2005, including adjustable rate first mortgages indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall, the interest we earn would decline, thus impacting our interest income. See our discussion in “Interest Rate Sensitivity” later in this section for more information on interest rate fluctuations.

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2006. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
(dollars in thousands)	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Commercial loans and lines of credit	$26,315	$34,746	$12,024	$4,823	$704	$404	$79,016
Residential construction -commercial	32,068	60,814	10,173	21,930	19	12,151	137,155
Commercial mortgages	121,373	21,492	101,368	38,366	4,362	30,887	317,848
Residential construction -consumer	96,241	—	910	—	915	—	98,066
Residential mortgages	3,791	561	2,002	2,602	12,480	34,785	56,221
Consumer	35,019	8,011	47,260	32,763	24,528	30,572	178,153
Total loans	$314,807	$125,624	$173,737	$100,484	$43,008	$108,799	$866,459

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

Our allowance for loan losses represents an estimated reserve for existing losses in the loan portfolio. We evaluate the adequacy of our allowance for loan losses continually based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that we believe require special attention.

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

The process of establishing the allowance with respect to our commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to historical loss experience in determining the required allowance. Adjustment factors that are considered include: the level and trends in past-due and nonaccrual loans; trends in loan volume; effects of any changes in lending policies and procedures or underwriting standards; and the experience and depth of lending management. Historical factors by product type are adjusted each quarter based on actual loss history. Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry and geographic concentrations. All nonaccrual loans in the commercial and nonresidential real estate portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.

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

Valuation allowances established in relationship to repurchased loans originated for sale or transfer of loans from loans held for sale to the loan portfolio are in addition to the allowance for loan losses. The valuation allowance was established for loans already repurchased and in the portfolio and the secondary marketing reserve is for loans that may be required to be repurchased in the future. The valuation allowance and secondary marketing reserve are not part of our allowance for loan losses of $12.399 million, but are in addition to it.

In establishing the valuation allowance and secondary marketing reserve, management needed to make significant assumptions concerning the ultimate collectibility of loans currently delinquent, and those expected to be repurchased in the future. Additionally, a portion of these reserves are based upon projected volume of repurchases. While these projections were made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, or changes in market values of those loans which are liquidated. Management will update these assumptions continually as greater experience becomes available.

In response to the trends experienced in our secondary marketing business, management has taken steps to modify underwriting guidelines and strengthen borrower qualification terms. Additionally, management has dramatically reduced its offering of second mortgage products through broker channels and has limited its mortgage lending to investor borrowers.

Our provision for loan losses is a charge applied to earnings in the current period to maintain our allowance at a level we have determined to be adequate based upon factors noted above. We increased the amount of our allowance in 2006 primarily due to increases in allocated reserves for commercial and residential construction loans. Our allowance for loan losses to our total loans was 1.43% as of December 31, 2006, up from 1.38% as of December 31, 2005. Our provision for loan losses totaled $2.315 million for the year ended December 31, 2006, as compared to $3.287 million for the year ended December 31, 2005.

Our allowance for loan losses at December 31, 2006 totaled $12.399 million, as compared with the December 31, 2005 balance of $11.743 million, an increase of $656,000 or 5.59%. We recognized net charge-offs of $1.659 million and $1.124 million for 2006 and 2005, respectively. Our net charge-offs as a percentage of our average loans were 0.19% for 2006 compared to 0.14% in 2005. Our net charge-off levels for the Bank were $298,000 in 2006 compared to $13,000 in 2005, reflecting higher charge-offs associated with residential mortgage and consumer residential construction loans. Finance Maryland net charge-offs totaled $1.361 million (2.43% of average consumer finance loans) in 2006 compared to $1.111 million (2.76% of average consumer finance loans) in 2005. We consider the allowance to be sufficient to address the credit losses inherent in the current loan portfolio.

The following table summarizes the activities in our allowance for loan losses:

	Years ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of year	$11,743	$9,580	$8,692	$7,188	$5,524
Loans charged off:
Commercial	—	(15)	—	—	—
Residential construction - commercial	—	—	(4)	—	(65)
Commercial mortgages	—	—	—	—	—
Residential construction - consumer	(186)	—	(251)	(244)	(200)
Residential mortgages	(99)	—	—	(19)	—
Consumer	(1,740)	(1,492)	(1,318)	(1,003)	(288)
Total loans charged off	(2,025)	(1,507)	(1,573)	(1,266)	(553)
Recoveries:
Commercial	—	—	—	17	—
Residential construction - commercial	—	—	—	65	—
Commercial mortgages	—	—	—	—	—
Residential construction - consumer	22	89	11	—	—
Residential mortgages	—	—	—	1	9
Consumer	344	294	207	151	33
Total recoveries	366	383	218	234	42
Net charge-offs	(1,659)	(1,124)	(1,355)	(1,032)	(511)
Provision for loan losses	2,315	3,287	2,243	2,536	2,175
Allowance for loan losses, end of period	$12,399	$11,743	$9,580	$8,692	$7,188
Loans (net of premiums and discounts):
Period-end balance	$866,459	$851,586	$746,146	$609,847	$533,965
Average balance during period	855,207	804,719	652,506	552,528	496,486
Allowance as a percentage of period-end loan balance	1.43%	1.38%	1.28%	1.43%	1.35%
Percent of average loans:
Provision for loan losses	0.27%	0.41%	0.34%	0.46%	0.44%
Net charge-offs	0.19%	0.14%	0.21%	0.19%	0.10%

The following table summarizes our allocation of allowance by loan type as of December 31:

	2006			2005			2004
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial	$926	7.5%	9.1%	$1,302	11.1%	8.0%	$1,819	19.0%	8.1%
Residential construction - commercial	2,749	22.2%	15.8%	1,031	8.8%	13.2%	508	5.3%	8.6%
Commercial mortgages	3,073	24.8%	36.7%	2,908	24.8%	41.0%	2,804	29.3%	42.3%
Residential construction - consumer	1,068	8.6%	11.3%	1,461	12.4%	14.9%	1,523	15.9%	18.2%
Residential mortgages	28	0.2%	6.5%	18	0.1%	4.8%	20	0.2%	5.6%
Consumer	2,928	23.6%	20.6%	2,242	19.1%	18.1%	1,653	17.2%	17.2%
Unallocated	1,627	13.1%	—	2,781	23.7%	—	1,253	13.1%	—
Total	$12,399	100.0%	100.0%	$11,743	100.0%	100.0%	$9,580	100.0%	100.0%

	2003			2002
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial	$978	11.3%	10.8%	$826	11.5%	10.6%
Residential construction - commercial	303	3.5%	8.4%	254	3.5%	6.0%
Commercial mortgages	2,481	28.5%	40.0%	1,632	22.7%	38.0%
Residential construction - consumer	1,853	21.3%	19.7%	2,128	29.6%	25.3%
Residential mortgages	46	0.5%	6.6%	23	0.3%	8.6%
Consumer	1,139	13.1%	14.5%	640	8.9%	11.5%
Unallocated	1,892	21.8%	—	1,685	23.5%	—
Total	$8,692	100.0%	100.0%	$7,188	100.0%	100.0%

Management applies SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine accrual status for larger loans. Under SFAS No. 114, when it is probable that we will be unable to collect all payments due, including interest, we place the loan on nonaccrual. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	2006	2005	2004	2003	2002
Nonaccruing loans	$4,158	$3,019	$4,628	$4,774	$1,278
Real estate acquired through foreclosure	2,440	931	65	296	2,247
Total nonperforming assets	$6,598	$3,950	$4,693	$5,070	$3,525
Loans past-due 90 days or more and accruing	$27,274	$860	$1,658	$2,258	$9,346

During 2006, our asset quality deteriorated due to the softer economic environment, particularly the residential real estate market, in our lending area. As of December 31, 2006, we had $4.158 million in nonaccrual loans, as compared with $3.019 million at December 31, 2005. We held other real estate owned of $2.440 million at December 31, 2006, compared to $931,000 at December 31, 2005. Our nonperforming assets, the total of nonaccrual loans and other real estate owned, increased to 0.52% of our total assets at December 31, 2006 from 0.29% of our total assets at December 31, 2005, reflecting the increase in our total level of nonperforming assets and a decrease in total assets.

Our allowance for loan losses represented 187.9% of nonperforming assets as of December 31, 2006 compared to 297.3% as of December 31, 2005. Our loans past-due 90 days or more and accruing increased significantly, ending 2006 at $27.274 million, compared to $860,000 at the end of 2005. This increase in 90-day delinquent loans is attributable to increases in both residential and commercial loans past due. Of the total, $16,278 million (9 loans) are well-secured commercial and commercial real estate loans, $9.845 million are first-lien residential real estate loans, and $1.044 million are residential construction loans. The past-due loans include several large commercial real estate loans. All loans in this category are deemed well-collateralized and in the process of collection.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms; however, management has designated these assets as potential problem loans due to concerns about the ability of the obligor to continue to comply with repayment terms that may result from the obligor’s potential operating or financial difficulties. At the end of 2006, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $41.901 million. Twenty of the loans (83% of total potential problem loans) are commercial relationships that are well secured by commercial real estate and other business assets that are considered sufficient to collect all amounts due in the event of deterioration in the customer’s financial condition. The remaining fifteen loans (17% of total potential problem loans) are consumer residential construction loans that are well secured by property with residential real estate as the highest and best use and have an appraised value in excess of the carrying value of the loan. The average relationship was $1.216 million and the largest relationship was $9.899 million. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

A loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days, but often extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value ratio, and where collection and repayment efforts are progressing. We place all loans considered impaired on nonaccrual status.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we measure impaired loans; (i) at the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. SFAS No. 114 does not apply to larger groups of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans, and credit card loans. These loans are collectively evaluated for impairment.

Loans we consider impaired at December 31, 2006 totaled $1.771 million compared to $1.702 million at December 31, 2005. At December 31, 2006 and 2005, $706,000 and $687,000, respectively, of total impaired loans were real estate collateral dependent. Real estate collateral dependent loans are measured based on the fair value of the collateral. The valuation allowance for impaired loans was approximately $536,000 at December 31, 2006 and $851,000 at December 31, 2005. An impaired loan is charged off when the loan, or a portion thereof, is considered uncollectible.

Deposits

We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking, savings, money market, and certificates of deposit and are obtained primarily from communities we serve. We have no brokered deposits.

Deposits totaled $924.938 million as of December 31, 2006, increasing $48.928 million or 5.6% from the December 31, 2005 balance of $876.010 million. The increase in deposits is attributable to management’s growth strategy, which includes significant marketing, promotion, and cross selling of existing customers into additional products, as well as branch expansion. Continued successful marketing campaigns have maintained a strong mix of noninterest checking accounts, NOW, and money market accounts. The following table details the average amount and the average rate paid for each category of deposits as of December 31:

	2006		2005		2004
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$10,945	0.22%	$13,065	0.20%	$55,488	0.34%
Money market accounts	241,039	3.26%	203,222	1.58%	158,802	0.84%
Savings accounts	67,164	0.31%	71,789	0.30%	67,009	0.35%
Certificates of deposit	388,192	4.08%	395,645	3.35%	367,847	3.00%
Total interest-bearing deposits	707,340	3.38%	683,721	2.45%	649,146	1.97%
Noninterest-bearing demand deposits	179,210		174,115		143,706
Total deposits	$886,550	2.70%	$857,836	1.95%	$792,852	1.62%

The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

(dollars in thousands)	2006	2005	2004
Maturing in:
3 months or less	$11,175	$7,038	$3,636
Over 3 months through 6 months	21,886	6,899	5,411
Over 6 months through 12 months	26,343	14,282	11,654
Over 12 months	94,343	132,239	124,378
	$153,747	$160,458	$145,079

Core deposits represent deposits which we believe will not be affected by changes in interest rates, and therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. As of December 31, 2006, our core deposits were $534.260 million. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank at Atlanta (“FHLB”), a mortgage warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, a long-term line of credit, and junior subordinated deferrable interest debentures. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 14 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $132.557 million and $131.000 million at December 31, 2006 and December 31, 2005, respectively, consist of long-term advances from the FHLB, a mortgage loan on our former headquarters building, and a line of credit used to fund consumer finances receivables,. As of December 31, 2006, total borrowings under the line of credit were $38.000 million, up from $36.290 million at December 31, 2005. FHLB advances totaled $85,000 million at December 31, 2006, unchanged from December 31, 2005. In March of 2005, we purchased our former headquarters building and assumed the existing mortgage loan on the property. As of December 31, 2006, the balance on the loan was $9.557 million compared to $9.710 million as of December 31, 2005.

Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings decreased $158.492 million, from $199.376 million at December 31, 2005 to $40.884 million at December 31, 2006, due to the pay-off of our short-term FHLB borrowings from the proceeds of the investment security sales.

Our repurchase agreements may be short-term or long-term, are priced at origination, and cannot be prepaid without penalty.

See Note 9 of the Notes to Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data,” for further details about our borrowings and additional borrowing capacity.

Junior Subordinated Deferrable Interest Debentures

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts, which are wholly owned by First Mariner Bancorp. The proceeds from the sales of trust preferred securities, combined with our equity investment in these trusts, are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of December 31, 2006 and December 31, 2005.

See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data,” for more information concerning our junior subordinated deferrable trust debentures.

Capital Resources

Stockholders’ equity increased $6.254 million in 2006 to $78.629 million as of December 31, 2006 from $72.375 million as of December 31, 2005. Accumulated other comprehensive loss improved by $2.392 million due primarily to the sale of $97.387 million in securities which had net unrealized losses. Retained earnings grew by the retention of net income of $1.924 million for 2006. Common stock and additional paid-in-capital increased by $1.938 million due to the sale of stock through the exercise of options ($1.519 million), shares issued through the employee stock purchase plan ($365,000), and stock compensation awards ($51,000), offset by stock repurchases by the Company of $582,000. In addition, $585,000 for the tax effect of non-qualified stock options was recorded in additional paid-in capital.

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

To date, we have provided for our capital requirements mainly through the funds we received from stock offerings and issuances of trust preferred securities. In the future, we may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table below, both the Company and the Bank have exceeded their capital adequacy requirements as of December 31, 2006 and 2005 and met the requirement for “well capitalized” status under Federal Banking Regulation. We continually monitor our capital adequacy ratios to ensure that we exceed regulatory capital requirements.

We have a total of $71.500 million in trust preferred securities which are eligible as capital for regulatory purposes. As of December 31, 2006, $26.518 million in trust preferred securities was included in Tier 1 capital and the remaining $44.982 million was included in Total Capital. See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data,” for more information concerning our trust preferred securities.

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

Our capital position is presented in the following table:

	December 31,			Minimum Requirements for Capital Adequacy	To be Well Capitalized Under Prompt Corrective
	2006	2005	2004	Purposes	Action Provision
Regulatory capital ratios:
Leverage:
Consolidated	7.8%	7.4%	7.1%	4.0%	5.0%
Bank	7.3%	6.8%	6.5%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Consolidated	10.0%	9.5%	9.3%	4.0%	6.0%
Bank	9.6%	9.0%	8.7%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	15.6%	14.9%	14.1%	8.0%	10.0%
Bank	11.7%	10.7%	10.2%	8.0%	10.0%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”) and totaled $294.227 million at December 31, 2006. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $118.490 million, or 40.3% of the $294.227 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $57.333 million, or 19.5% of the $294.227 million at December 31, 2006, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $24.062 million, or 8.2% of the $294.227 million at December 31, 2006, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $15.575 million, or 5.3% of the $294.227 million at December 31, 2006, are generally open ended. At December 31, 2006, available home equity lines totaled $78.767 million, 26.7% of total commitments. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of December 31, 2006, we plan on expending approximately $6.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale securities, loans held for sale, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $42.969 million at December 31, 2006, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as available for sale, is highly marketable, and available to meet our liquidity needs. Loans held for sale, which totaled $94.371 million at December 31, 2006, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market. Our loan to deposit ratio stood at 93.7% as of December 31, 2006 and 97.2% at December 31, 2005.

We also have the ability to utilize established credit as an additional source of liquidity. To use the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained. As of December 31, 2006, we maintained lines of credit totaling $524.019 million, with available borrowing capacity of $254.102 million based upon loans and investments available for pledging.

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

Our interest rate sensitivity position as of December 31, 2006 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayments assumptions, and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. The difference between our rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2006, our interest sensitive assets exceeded our interest sensitive liabilities within a one year period by $206.053 million or 16.3% of total assets. As of December 31, 2005, our interest rate sensitive assets exceeded our interest-sensitive liabilities by $167.664 million or 12.3% of total assets. The change in our interest rate sensitivity gap occurred primarily due to the sale of longer-term securities during 2006.

(dollars in thousands)	180 days or less	181 days- one year	One-five years	> 5 years or non- sensitive	Total
Interest-earning assets:
Interest-bearing deposits	$6,235	$—	$—	$—	$6,235
Securities available for sale	62,437	7,907	36,656	40,290	147,290
Restricted stock investments	6,449	—	—	—	6,449
Loans held for sale	94,371	—	—	—	94,371
Loans	487,530	107,732	239,078	32,119	866,459
Total interest-earning assets	$657,022	$115,639	$275,734	$72,409	$1,120,804
Interest-bearing liabilities:
Savings accounts	$3,325	$2,859	$23,023	$29,170	$58,377
NOW accounts	1,291	1,293	10,414	13,195	26,193
Money market accounts	223,415	1,727	13,911	17,625	256,678
Certificates of deposit	50,699	104,649	241,622	—	396,970
Borrowings and junior subordinated debentures	177,350	—	60,259	9,556	247,165
Total interest-bearing liabilities	$456,080	$110,528	$349,229	$69,546	$985,383
Interest rate sensitive gap position:
Period	$200,942	$5,111	$(73,495)	$2,863
% of assets	15.91%	0.40%	(5.82)%	0.23%
Cumulative	$200,942	$206,053	$132,558	$135,421
% of assets	15.91%	16.31%	10.49%	10.72%
Cumulative risk sensitive assets to risk sensitive liabilities	144.06%	136.37%	114.47%	113.74%

While we monitor interest rate sensitivity reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2006, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	1.86%	-1.84%

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

Outstanding loan commitments, unused lines of credit, and letters of credit were as follows at December 31, 2006:

(dollars in thousands)
Commitments to extend credit	$175,823
Unused lines of credit	118,404
Letters of credit	4,677
$298,904

Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

Contractual Obligations.   First Mariner has certain obligations to make future payments under contract. At December 31, 2006, the aggregate contractual obligations and commitments are:

	Payments Due by Period
(dollars in thousands)	Total	Less than one year	1-3 Years	3-5 years	After 5 years
Certificates of deposit	$396,970	$166,398	$186,085	$44,487	$—
Borrowings and junior subordinated debentures	247,165	40,884	38,000	60,000	108,281
Annual rental commitments under non-cancelable leases	32,655	4,284	7,637	5,409	15,325
	$676,790	$211,566	$231,722	$109,896	$123,606

Rate Lock Commitments and Forward Sales of Securities.   We enter into rate lock commitments, under which we, through the mortgage-banking segment, originate residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these rate lock commitments, we protect the Company from changes in interest rates through the use of best efforts forward delivery commitments and, in the case of mandatory delivery commitments, through forward sales of MBS and Eurodollar contracts.

Under best efforts forward delivery commitments, we protect the Company from changes in interest rates by entering in to agreements whereby we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, we are not exposed to losses nor will we realize gains related to our rate lock commitments due to changes in interest rates unless there would be a failure to honor the rate lock commitment by the counterparty. We mitigate counterparty risk by entering into forward delivery commitments with proven counterparties with whom we have significant previous experience and have performed significant due diligence.

Under mandatory delivery commitments, we are exposed to price risk from the time a rate lock commitment is made to a mortgage applicant until the time the mortgage loan is sold. To manage this risk we use forward sales of agency mortgage-backed securities and Eurodollar contracts. Additionally, under mandatory delivery commitments, we remain exposed to basis risk in that the changes in value of our hedges may not equal or completely offset the changes in value of the rate commitments being hedged. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We also mitigate counterparty risk by entering into mandatory delivery commitments with proven counterparties and forward sales of mortgage-backed securities and Eurodollar contracts with pre-approved financial intermediaries.

At December 31, 2006, we had $49.353 million in total rate lock commitments of which $31.032 million consisted of best efforts forward delivery commitments and $18.321 million of mandatory delivery commitments.

Notional Amount of Derivatives.   The Bank, through First Mariner Mortgage, enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank also has corresponding forward sales commitments related to these interest rate lock commitments, both on an individual loan basis (“best efforts”) and in bulk (“mandatory delivery”). The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close. Fair value for mandatory delivery contracts is more ascertainable.

Information pertaining to the notional amounts of our derivative financial instruments follows as of December 31, 2006.  The fair values of these derivative financial instruments are recorded in our consolidated balance sheet in accordance with SFAS No. 133.

(dollars in thousands)	Notional Amount	Estimated Fair Value
Interest rate lock commitments	$49,353	$49,282
Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$99,555	$99,572
Forward contracts to sell mortgage-backed securities and Eurodollars	$59,500	$59,512

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

Our consolidated financial statements and notes thereto included in Item 8—“Financial Statements and Supplementary Data,” have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. We believe that the impact of inflation was not material for 2006 or 2005.

Recent Accounting Pronouncements

See Note 21 of the Notes to Consolidated Financial Statements, included in Item 8—“Financial Statements and Supplementary Data,” for discussion of recent accounting pronouncements.

Financial Review 2005/2004

For the year ended December 31, 2005, we recorded net income of $7.822 million or $1.20 per diluted share, an increase of 28.2% from net income of $6.101 million income or $0.96 per diluted share in 2004. Our gross revenue (net interest income and noninterest income) increased $9.107 million while our noninterest expenses, the provision for credit losses and income taxes increased by $7.386 million.

Our net interest income for 2005 increased $5.282 million or 12.4% from 2004, due to growth in average earning assets of 17.7% over the prior year. Our net interest margin decreased 18 basis points to 3.88% in 2005 compared to 4.06% in 2004. The increase in our net interest income resulted primarily due to the increase in average interest earning assets and in the yield on earning assets from 6.24% in 2004 to 6.67% in 2005. The benefit realized from increased yields on earning assets was more than offset by higher rates paid on interest-bearing deposits and borrowings, which increased from 2.49% in 2004 to 3.16% in 2005.

Our provision for loan losses increased to $3.287 million in 2005 from $2.243 million in 2004. Our allowance for loan losses at December 31, 2005 represented 1.38% of loans outstanding, an increase from December 31, 2004 of 1.28% of loans outstanding. We recognized net chargeoffs of $1.124 million in 2005 compared to $1.355 million in 2004.

Our total noninterest income increased 19.9% to $23.015 million, which included a significant decrease in gains on sales of investment securities. Securities gains in 2005 totaled $0 compared to $440,000 for 2004. Excluding gains on sales of securities, our noninterest income increased $4.265 million or 22.7%. The increase was mostly due to an increase in our revenue from mortgage-banking activities that increased by $2.391 million or 48.6%, driven by higher levels of loans originated and sold into the secondary market, somewhat offset by modestly tighter pricing margins and increases in forfeited revenue for early prepayments and defaults. Our service fees on deposits increased $286,000 or 4.1% as a result of increased demand deposit account volume. ATM fees increased $299,000 due to higher volumes of ATM. Sales of other insurance products from Finance Maryland increased $993,000.

We incurred noninterest expense growth of 10.6% to $56.340 million in 2005. Our salaries and benefits increased 16.5% to $30.909 million primarily due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, increased costs of employer provided health care, and higher performance-based incentive costs. Our occupancy costs decreased by 2.4% or $151,000, reflecting a decrease in lease expense due to the purchase of our (former) headquarters building in March of 2005. Our professional services increased by $265,000 or 35.1% due to higher service and maintenance expenses for our increased number of locations. The increase in our other expenses is primarily due to increases in consulting, postage, and charitable contributions.

We recorded income tax expense of $3.289 million in 2005, compared to $2.361 million recorded in 2004. Our effective income tax rate for 2005 was 29.6% compared to 27.9% for 2004. The increase in our effective tax rate was due to higher pre-tax income for 2005 of $11.111 million compared to $8.462 million in 2004. The effective tax rate increased due to lower levels of tax-exempt income relative to pre-tax income in 2005 as compared to 2004.

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
Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ STEGMAN & COMPANY
Baltimore, Maryland
March 3, 2007

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2006	2005
	(dollars in thousands)
ASSETS
Cash and due from banks	$36,734	$40,157
Federal funds sold and interest-bearing deposits	6,235	5,678
Securities available for sale, at fair value	147,290	276,939
Loans held for sale	94,371	92,351
Loans receivable	866,459	851,586
Allowance for loan losses	(12,399)	(11,743)
Loans, net	854,060	839,843
Real estate acquired through foreclosure	2,440	931
Restricted stock investments	6,449	13,647
Premises and equipment, net	49,062	40,402
Accrued interest receivable	10,579	8,037
Deferred income taxes	6,806	5,940
Bank-owned life insurance	33,492	27,375
Prepaid expenses and other assets	15,772	11,178
Total assets	$1,263,290	$1,362,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$186,720	$182,049
Interest-bearing	738,218	693,961
Total deposits	924,938	876,010
Short-term borrowings	40,884	199,376
Long-term borrowings	132,557	131,000
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	12,558	9,993
Total liabilities	1,184,661	1,290,103
Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,427,725 and 6,262,442 shares issued and outstanding, respectively	321	313
Additional paid-in capital	57,123	55,193
Retained earnings	22,109	20,185
Accumulated other comprehensive loss	(924)	(3,316)
Total stockholders’ equity	78,629	72,375
Total liabilities and stockholders’ equity	$1,263,290	$1,362,478

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands, except per share data)
Interest income:
Loans	$82,154	$68,136	$51,549
Investments and other earning assets	13,594	13,924	13,721
Total interest income	95,748	82,060	65,270
Interest expense:
Deposits	23,920	16,729	12,808
Short-term borrowings	9,299	6,596	1,259
Long-term borrowings	13,263	11,012	8,762
Total interest expense	46,482	34,337	22,829
Net interest income	49,266	47,723	42,441
Provision for loan losses	2,315	3,287	2,243
Net interest income after provision for loan losses	46,951	44,436	40,198
Noninterest income:
Gain on sale of mortgage loans	7,614	5,018	3,349
Other mortgage-banking revenue	2,892	2,289	1,567
ATM fees	3,161	3,135	2,836
Service fees on deposits	6,887	7,185	6,899
(Loss) gain on sales of investment securities, net	(3,037)	—	440
Commissions on sales of nondeposit investment products	638	531	649
Income from bank-owned life insurance	1,117	1,031	1,072
Commissions on sales of other insurance products	2,671	2,512	1,519
Other	1,824	1,314	859
Total noninterest income	23,767	23,015	19,190
Noninterest expenses:
Salaries and employee benefits	34,990	30,909	26,523
Net occupancy	8,012	6,104	6,255
Furniture, fixtures, and equipment	3,162	3,057	3,005
Professional services	958	1,021	756
Advertising	1,341	1,352	1,455
Data processing	1,811	2,006	2,079
ATM expenses	962	1,146	1,112
Service and maintenance	2,202	1,833	1,485
Secondary marketing valuation	4,450	—	—
Other	11,271	8,912	8,256
Total noninterest expenses	69,159	56,340	50,926
Net income before income taxes	1,559	11,111	8,462
Income tax (benefit) expense	(365)	3,289	2,361
Net income	$1,924	$7,822	$6,101
Net income per common share:
Basic	$0.30	$1.28	$1.06
Diluted	$0.29	$1.20	$0.96

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2006, 2005, and 2004
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(dollars in thousands, except number of shares)
Balance at January 1, 2004	5,693,637	$285	$50,717	$6,262	$1,170	$58,434
Net income	—	—	—	6,101	—	6,101
Common stock issued, net of costs of issuance	170,049	8	1,682	—	—	1,690
Common stock repurchased, net of costs	(37,675)	(2)	(607)	—	—	(609)
Other comprehensive loss	—	—	—	—	(1,302)	(1,302)
Balance at December 31, 2004	5,826,011	291	51,792	12,363	(132)	64,314
Net income	—	—	—	7,822	—	7,822
Common stock issued, net of costs of issuance	531,181	27	4,974	—	—	5,001
Common stock repurchased, net of costs	(94,750)	(5)	(1,573)	—	—	(1,578)
Other comprehensive loss	—	—	—	—	(3,184)	(3,184)
Balance at December 31, 2005	6,262,442	313	55,193	20,185	(3,316)	72,375
Net income	—	—	—	1,924	—	1,924
Common stock issued, net of costs of issuance	196,183	9	1,875	—	—	1,884
Common stock repurchased, net of costs	(30,900)	(1)	(581)	—	—	(582)
Stock-based compensation expense	—	—	51	—	—	51
Tax effect of options	—	—	585	—	—	585
Other comprehensive income	—	—	—	—	2,392	2,392
Balance at December 31, 2006	6,427,725	$321	$57,123	$22,109	$(924)	$78,629

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,924	$7,822	$6,101
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	51	—	—
Depreciation and amortization	4,744	3,872	3,323
Amortization of unearned loan fees and costs, net	(1,022)	(923)	(1,078)
Amortization of premiums and discounts on loans, net	(690)	(724)	(914)
Amortization of premiums and discounts on mortgage-backed securities, net	218	267	563
Gain on sale of mortgage loans	(7,614)	(5,018)	(3,349)
Loss (gain) on sale of securities available for sale	3,037	—	(440)
Gain on real estate acquired through foreclosure	(14)	—	(62)
Valuation allowance on real estate acquired through foreclosure	297	—	—
Secondary marketing reserve and valuation allowance on repurchased loans	4,450	—	—
Increase in accrued interest receivable	(2,542)	(1,620)	(1,462)
Provision for loan losses	2,315	3,287	2,243
Increase in cash surrender value of bank-owned life insurance	(1,117)	(1,031)	(1,072)
Originations of mortgage loans held for sale	(1,191,676)	(1,199,017)	(674,984)
Proceeds from mortgage loans held for sale	1,197,271	1,191,639	654,084
Excess tax benefit on stock-based compensation	(585)	—	—
Deferred taxes	(2,372)	(961)	390
Net (decrease) increase in accrued expenses and other liabilities	(1,884)	4,103	1,027
Net (increase) decrease in prepaids and other assets	(4,014)	(715)	3,654
Net cash provided by (used in) operating activities	777	981	(11,976)
Cash flows from investing activities:
Loan disbursements, net of principal repayments	(17,493)	(105,782)	(132,424)
Purchases of premises and equipment	(13,444)	(27,067)	(2,767)
Proceeds from disposals of premises and equipment	40	239	—
Sales (purchases) of restricted stock investments, net	7,198	(1,761)	(4,621)
Activity in securities available for sale:
Sales	97,387	—	18,674
Maturities/calls/repayments	39,190	50,939	153,175
Purchases	(6,284)	(10,367)	(208,549)
Proceeds from sales of real estate acquired through foreclosure	881	—	404
Purchase of bank-owned life insurance	(5,000)	—	(10,000)
Net cash provided by (used in) investing activities	102,475	(93,799)	(186,108)
Cash flows from financing activities:
Net increase in deposits	48,929	50,593	77,684
Net (decrease) increase in other borrowed funds and junior subordinated debentures	(156,934)	74,190	108,087
Repayment of repurchase agreements	—	(25,000)	—
Excess tax benefit on stock-based compensation	585	—	—
Proceeds from stock issuance, net of costs	1,884	5,001	1,690
Repurchase of common stock, net of costs	(582)	(1,578)	(609)
Net cash (used in) provided by financing activities	(106,118)	103,206	186,852
Net (decrease) increase in cash and cash equivalents	(2,866)	10,388	(11,232)
Cash and cash equivalents at beginning of period	45,835	35,447	46,679
Cash and cash equivalents at end of period	$42,969	$45,835	$35,447
Supplemental information:
Interest paid on deposits and borrowed funds	$46,038	$33,769	$22,494
Income taxes paid	2,925	3,509	2,064
Real estate acquired through foreclosure	2,673	866	115

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(1)  Summary of Significant Accounting Policies

Organization, Basis of Presentation, and Use of Estimates

First Mariner Bancorp (“First Mariner,” on a parent only basis and “we,” “our,” or “us” on a consolidated basis) is a financial holding company incorporated under the laws of the state of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally organized as “MarylandsBank Corp.” in May 1994. MarylandsBank Corp.’s name was changed to “First Mariner Bancorp” in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the “Bank”) and 100% of the interests in Finance Maryland, LLC (“Finance Maryland”) and FM Appraisals, LLC (“FM Appraisals”).

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

Our consolidated financial statements include the accounts of First Mariner and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2006.

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

Investment Securities

We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income. As of December 31, 2006 and 2005, all of our investment securities were classified as available for sale.

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

Loans Held for Sale

Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method.

Derivative Loan Commitments Hedging Activities

In connection with our mortgage-banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. We enter into these commitments through retail and broker channels and also purchase loan commitments from correspondent lenders. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 90 days after inception of the rate lock commitment. Such a commitment is referred to as a derivative loan commitment if the loan that will result from exercise of the commitment will be held for sale upon funding under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. As such, loan commitments that are derivatives must be recognized at fair value on the consolidated statements of financial condition with changes in their fair values recorded as part of income from mortgage-banking operations. The fair value of derivative loan commitments is considered the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. For accounting purposes, we value this commitment to zero at inception, consistent with the concepts embodied in EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. Subsequent to inception, we estimate the fair value of the commitment, taking into consideration the probability of funding of the loan, and compare it to the fair value calculated at inception to measure the change in value, which is recorded through current period earnings with a corresponding asset for an increase in value or a liability for a decrease in value.

Loans Receivable

Our loans receivable are stated at their principal balance outstanding, net of related deferred fees and costs. Interest income on our loans is accrued at the contractual rate based on the principal outstanding. For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For larger loans, Management applies SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine accrual status. Under SFAS No. 114, when it is probable that we will be unable to collect all payments due, including interest, we place the loan on nonaccrual. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

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

We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past-due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but often extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value ratio, and where collection and repayment efforts are progressing. We place all loans considered impaired on nonaccrual status.

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

Allowance for Loan Losses

Our allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance and the unallocated allowance.

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

Real Estate Acquired Through Foreclosure

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

Net Income Per Share

Our basic income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed after adjusting the denominator of the basic income per share computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the “treasury stock” method, and are provided in Note 14.

Stock-Based Compensation

In January 2006, we adopted SFAS No. 123R,  Share-Based Payment (Revised 2004), for our stockholder-approved Long-Term Incentive Plan, which permits the grant of share options and shares to our directors and key employees. We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006.

Prior to January 1, 2006, we applied the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

Advertising

We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $1.341 million, $1.352 million, and $1.455 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(2)  Restrictions on Cash and Due From Banks

The Bank is required by the Federal Reserve System (“FRB”) to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2006 and 2005, the required reserve balance was $1.000 million.

(3)  Securities Available for Sale

The composition of our securities available for sale is as follows at December 31:

	2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$64,108	$173	$2,000	$62,281
Trust preferred securities	33,056	129	157	33,028
Equity securities	1,046	349	—	1,395
U.S. Treasury securities	1,000	—	2	998
Obligations of state and municipal subdivisions	2,937	28	—	2,965
U.S. government agency notes	40,000	—	106	39,894
Corporate obligations	1,907	81	—	1,988
Foreign government bonds	1,750	—	—	1,750
Other bonds and annuities	2,991	—	—	2,991
	$148,795	$760	$2,265	$147,290

	2005
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$165,711	$338	$4,937	$161,112
Trust preferred securities	33,843	521	277	34,087
Equity securities	1,136	194	20	1,310
U.S. Treasury securities	999	—	13	986
Obligations of state and municipal subdivisions	2,939	30	—	2,969
U.S. government agency notes	69,414	—	1,143	68,271
Corporate obligations	1,853	—	76	1,777
Foreign government bonds	1,500	—	19	1,481
Other bonds and annuities	4,946	—	—	4,946
	$282,341	$1,083	$6,485	$276,939

Contractual maturities of debt securities at December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,241	$44,133
Due after one year through five years	3,407	3,488
Due after ten years	35,993	35,993
Mortgage-backed securities	64,108	62,281
	$147,749	$145,895

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$55,861	$2,000	$55,861	$2,000
Trust preferred securities	7,777	112	5,663	45	13,440	157
U.S. Treasury securities	—	—	998	2	998	2
U.S. government agency notes	—	—	39,894	106	39,894	106
	$7,777	$112	$102,416	$2,153	$110,193	$2,265

Gross unrealized losses totaled $2.265 million as of December 31, 2006 and equaled 2.06% of the fair value of securities with unrealized losses as of this date. A total of 35 securities were in an unrealized loss position as of December 31, 2006, with the largest single unrealized loss in any one security totaling $303,000. Twenty-seven securities were in an unrealized loss position for twelve months or more.

All of our temporarily impaired securities, with the exception of trust preferred securities, are defined as impaired due to declines in fair values resulting from increases in interest rates compared to the time they were purchased. None of these securities have exhibited a decline in value due to changes in credit risk. Furthermore, we have the ability to hold these securities to maturity and do not expect to realize losses on any of these holdings. As such, management does not consider the impairments to be other than temporary.

Trust preferred securities considered temporarily impaired are issues of other banks and bank holding companies we currently hold in our portfolio. There are eleven issues that are considered impaired, three of which have been impaired for the last twelve months or more. In addition to increases in interest rates, which have resulted in declines in market value, we believe other factors have impacted market values in this segment of our investment portfolio. Certain securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. Also, changes in the market have limited the demand for these securities and reduced their liquidity. New trust preferred offerings have been created which pool issuers, diversify risk, and offer other flexible terms for investors. The popularity for these new issues has resulted in diminished demand for older, single issuer instruments with institutional investors. While some of these issuers have reported weaker financial performance since their acquisition, the majority of these issuers continue to possess more than acceptable credit risk in management’s opinion. Management closely monitors these securities for changes in credit risk, and we have the ability to hold these securities to their maturity. Management does not consider the impairment of these securities to be other than temporary.

At December 31, 2006, there were no securities of a single issuer, other than U.S. Government securities or U.S. sponsored agencies securities, which exceeded 10% of stockholders’ equity.

During 2006, 2005, and 2004, we recognized gross losses on the sale of securities of $3.063 million, $0, and $0, respectively. During 2006, 2005, and 2004, we recognized gross gains on sale of securities of $26,000, $0, and $440,000, respectively.

At December 31, 2006, we held available for sale securities with an aggregate carrying value (fair value) of approximately $100.041 million that we have pledged as collateral for FHLB advances and other borrowings.

(4)  Loans Receivable and Allowance for Loan Losses

Approximately 87% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. We generally do not lend more than 90% of the appraised value of a property and require private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for construction, commercial, and multi-family residential loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

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

Loans receivable are summarized as follows at December 31:

(dollars in thousands)	2006	2005
Loans secured by first mortgages on real estate:
Residential	$56,724	$40,928
Commercial	318,236	350,228
Consumer residential construction	98,006	126,492
Construction, net of undisbursed principal	137,769	113,395
	610,735	631,043
Commercial	79,001	67,818
Loans secured by second mortgages on real estate	102,367	96,746
Consumer	73,190	55,619
Loans secured by deposits and other	1,957	1,093
Total loans	867,250	852,319
Unamortized loan discounts, net	(220)	(121)
Unearned loan fees, net	(571)	(612)
	$866,459	$851,586

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $417,000 and $435,000 as of December 31, 2006 and 2005, respectively. Included in net unearned loan fees and costs in the above table is unearned income on installment loans of $1.281 million and $501,000 as of December 31, 2006 and 2005, respectively.

The following table provides information concerning nonperforming assets and past-due loans:

(dollars in thousands)	2006	2005
Nonaccruing loans	$4,158	$3,019
Real estate acquired through foreclosure	2,440	931
Total nonperforming assets	$6,598	$3,950
Loans past-due 90 days or more and accruing	$27,274	$860

The interest income which would have been recorded on nonaccrual loans if those loans had been handled in accordance with their contractual terms was approximately $388,000, $395,000, and $440,000 in 2006, 2005, and 2004, respectively. The actual interest income recorded on these loans in 2006, 2005, and 2004 was approximately $159,000, $118,000, and $272,000, respectively.

Loans we consider impaired at December 31, 2006 and 2005 totaled $1.771 million compared to $1.702 million, respectively. The valuation allowance for impaired loans was approximately $536,000 at December 31, 2006 and $851,000 at December 31, 2005. The average recorded investment in our impaired loans was approximately $1.412 million, $2.035 million, and $1.601 million for the years ended December 31, 2006, 2005, and 2004, respectively, and no income has been accrued or collected on these loans while they have been classified as impaired.

Changes in the allowance for losses on loans are summarized as follows:

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$11,743	$9,580	$8,692
Provision for loan losses	2,315	3,287	2,243
Charge-offs	(2,025)	(1,507)	(1,573)
Recoveries	366	383	218
Balance at end of year	$12,399	$11,743	$9,580

From time to time, we retain servicing on certain loans we sell into the secondary market. At December 31, 2006, 2005, and 2004 our servicing portfolio totaled $1.436 million, $1.834 million, and $2.997 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

(5)  Credit Commitments

Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2006 and 2005, we had commitments to originate first mortgage loans on real estate of approximately $57.333 million and $97.067 million, respectively, most of which were committed for sale in the secondary market.

At December 31, 2006 and 2005, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $78.767 million and $73.486 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction commitments aggregating approximately $158.127 million and $204.391 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

Substantially all outstanding commitments at December 31, 2006 and 2005 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of non-performance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2006 and 2005, letters of credit totaled $4.677 million and $4.825 million, respectively.

(6)  Related Party Transactions

During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers.  During the years ended December 31, 2006, 2005, and 2004, transactions in related party loans were as follows:

(dollars in thousands)	2006	2005	2004
Beginning balance	$1,628	$1,882	$2,352
Additions	23	247	80
Repayments	(957)	(501)	(550)
Change in officers/directors	(671)	—	—
	$23	$1,628	$1,882

Unused loan commitments to directors and policy making officers totaled $992,000 as of December 31, 2006 and $1.410 million as of December 31, 2005. Letters of credit included in the totals in Note 5 above issued on behalf of directors and policy making officers totaled $763,000 for December 31, 2006 compared to $780,000 at December 31, 2005.

During 2006, we leased from Hale Properties, LLC, a company owned by Edwin F. Hale, Sr., CEO of the Company, 34,500 square feet of general office space at 1516 Baylis Street, Baltimore, Maryland, which housed a significant portion of the Company’s servicing and operations units. We paid $209,000 in rent expense on this location in 2006. We vacated a substantial majority of this space before the end of 2006, moving our operational divisions into the new executive office tower on South Clinton Street and into our old executive office building on Boston Street.

We also leased 18,400 square feet of storage space and disaster recovery facilities at two other locations owned by Mr. Hale. In 2006, we paid $86,000 in rent for these facilities. During 2006 we vacated the storage facility.

In June of 2006, we moved our executive offices and various operational departments into a new building owned by Mr. Hale. We currently lease 74,061 square feet of the building from Mr. Hale and paid $1.091 million in rent on this location in 2006. This building is adjacent to the former headquarters building at 3301 Boston Street. The additional space will be utilized for growth.

The Company sponsors the activities of the Baltimore Blast, a professional soccer team owned by Mr. Hale. The Company paid approximately $176,000 for a sponsorship package which includes printed material and Company banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights. We have a letter of credit with the Baltimore Blast in the amount of $400,000 that is secured by cash.

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

(7)  Premises and Equipment

We own property and equipment as follows at December 31:

(dollars in thousands)	2006	2005
Land	$10,982	$9,078
Buildings and improvements	23,714	21,818
Leasehold improvements	9,572	6,428
Furniture, fixtures and equipment	24,441	21,519
Total at cost	68,709	58,843
Less: accumulated depreciation and amortization	(19,647)	(18,441)
Total premises and equipment	$49,062	$40,402

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $4.744 million, $3.872 million, and $3.323 million, respectively.

We lease various branch and general office facilities to conduct our operations. The leases have remaining terms which range from a period of less than 1 year to 30 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $3.666 million, $2.919 million, and $3.576 million for 2006, 2005, and 2004, respectively.

Our minimum lease payments due for each of the next five years are as follows:

(dollars in thousands)
2007	$4,284
2008	3,978
2009	3,659
2010	2,923
2011	2,486
Thereafter	15,325
$32,655

During 2006, we capitalized approximately $42,000 of interest related to the construction of our various premises.

(8)  Deposits

Deposits are summarized as follows at December 31:

	2006		2005
		Weighted-		Weighted-
		Average Effective		Average Effective
(dollars in thousands)	Amount	Rate	Amount	Rate
Noncertificate:
Savings	$58,377	0.31%	$69,647	0.30%
Interest-bearing demand	26,193	0.22%	23,658	0.20%
Money market accounts	256,678	3.26%	195,036	1.58%
Noninterest-bearing demand	186,720		182,049
Total noncertificate deposits	527,968		470,390
Certificates of deposit:
Original maturities:
Under 12 months	15,686	4.08%	2,362	2.35%
12 to 60 months	337,163	4.06%	366,007	3.33%
IRA and KEOGH	44,121	4.27%	37,251	3.69%
Total certificates of deposit	396,970		405,620
Total deposits	$924,938		$876,010

Time deposits mature as follows:

	2006		2005
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Within 6 months	$94,799	23.88%	$46,453	11.45%
Over 6 months - 12 months	71,599	18.04%	45,095	11.12%
Over 12 months - 24 months	150,831	37.99%	136,324	33.61%
Over 24 months - 36 months	35,254	8.88%	117,959	29.08%
Over 36 months - 48 months	40,684	10.25%	39,675	9.78%
Over 48 months	3,803	0.96%	20,114	4.96%
	$396,970	100.00%	$405,620	100.00%

The Bank offers certain certificate products that provide customers a “one-time” withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2006, certificates that permitted early withdrawal totaled $73.750 million.

Certificates of deposit of $100,000 or more totaled approximately $153,747 million and $160.458 million at December 31, 2006 and 2005, respectively.

(9)  Borrowings and Repurchase Agreements

Our borrowings consist of short-term and long-term advances from the FHLB, short-term promissory notes, a warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, and a long-term line of credit. The FHLB advances are available under a specific collateral pledge and security agreement, which currently allows us to borrow up to 30% of the Bank’s total assets and requires that we maintain collateral for all of our borrowings in the form of overnight investments equal to 100% of advances, specific first and second mortgage loans or commercial mortgages, or securities equal to 103% of advances. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily. We maintain a $75.000 million mortgage warehouse line of credit to assist in the funding of our mortgage-banking business that is secured by the pledging of loans from the Company’s loans held for sale portfolio. Long-term repurchase agreements are fixed-rate obligations and require the company to pledge Government National Mortgage Association (“GNMA”) securities or cash. The long-term line of credit represents borrowings by Finance Maryland and is a long-term line of credit maintained with a commercial bank which permits Finance Maryland to borrow up to $50.000 million ($60.000 million as of January 1, 2007) at a variable rate of interest. The line of credit is secured by eligible receivables of Finance Maryland and is also guaranteed by First Mariner Bancorp. Other covenants relating to the line of credit require Finance Maryland to maintain predetermined levels of operating performance, credit quality, and equity levels, as well as other usual and customary requirements. The mortgage loan on our headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $19.499 million as of December 31, 2006.

Certain information regarding our borrowings and repurchase agreements are as follows as of December 31:

(dollars in thousands)	2006	2005	2004
Amount outstanding at year-end:
FHLB short-term advances	$—	$163,500	$132,000
FRB short-term borrowings	—	—	—
Short-term promissory notes	40,298	32,720	30,292
Warehouse line of credit	586	3,156	—
FHLB long-term advances	85,000	85,000	85,000
Long-term repurchase agreements	—	—	25,000
Long-term line of credit	38,000	36,290	24,369
Mortgage loan	9,557	9,710	—
Weighted-average interest rate at year-end:
FHLB short-term advances	—	4.44%	2.44%
FRB short-term borrowings	—	—	—
Short-term promissory notes	3.50%	0.56%	0.61%
Warehouse line of credit	6.07%	5.14%	—
FHLB long-term advances	5.68%	5.99%	4.84%
Long-term repurchase agreements	—	—	5.06%
Long-term line of credit	8.41%	7.42%	5.62%
Mortgage loan	5.58%	5.58%	—
Maximum outstanding at any month-end:
FHLB short-term advances	$173,500	$225,500	$132,000
FRB short-term borrowings	—	—	—
Short-term promissory notes	40,860	36,955	41,058
Warehouse line of credit	45,602	3,156	—
FHLB long-term advances	85,000	85,000	85,000
Long-term repurchase agreements	—	15,000	25,000
Long-term line of credit	38,000	36,290	24,369
Mortgage loan	9,689	9,799	—
Average outstanding:
FHLB short-term advances	$131,099	$173,510	$62,060
FRB short-term borrowings	75	71	—
Short-term promissory notes	30,814	30,640	30,821
Warehouse line of credit	25,693	62	—
FHLB long-term advances	85,000	85,000	85,000
Long-term repurchase agreements	—	15,123	25,000
Long-term line of credit	33,505	30,213	16,360
Mortgage loan	9,623	7,379	—
Weighted-average interest rate during the year:
FHLB short-term advances	5.29%	3.59%	1.78%
FRB short-term borrowings	6.00%	4.36%	—
Short-term promissory notes	2.35%	1.20%	0.51%
Warehouse line of credit	6.36%	4.07%	—
FHLB long-term advances	5.56%	4.91%	4.93%
Long-term repurchase agreements	—	4.33%	5.17%
Long-term line of credit	7.78%	6.64%	5.24%
Mortgage loan	5.66%	5.63%	—

The principal maturities of long-term borrowings are as follows as of December 31, 2006:

(dollars in thousands)
2007	$—
2008	38,000
2009	—
2010	60,000
2011	—
After 2011	34,557
$132,557

The maturities listed in the above table for 2010 are callable immediately at the option of the issuer, while $25.000 million maturing after 2011 is callable beginning in 2010.

We have pledged securities with a carrying value (fair value) of $100.041 million and loans with a carrying value of $169.667 million as collateral for FHLB advances, the warehouse line of credit, and the long-term line of credit.

(10)  Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2006:

Trust	Subordinated Debt Issued to Trust	Security Title	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity
MCT II	$110,310,000	Floating rate Trust Preferred Securities	$10,000,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949,000	5-year Fixed Trust Preferred Securities	14,500,000	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	12,380,000	Floating rate Trust Preferred Securities	12,000,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310,000	Floating rate Trust Preferred Securities	10,000,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310,000	Floating rate Trust Preferred Securities	10,000,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155,000	Floating rate Trust Preferred Securities	5,000,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	10,310,000	5-year Fixed Trust Preferred Securities	10,000,000	December 28, 2005	December 30, 2010	December 30, 2035
Total	$ 73,724,000		$71,500,000

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

The interest expense (including amortization of the cost of issuance) on Trust Preferred Securities was $5.384 million in 2006, $3.762 million in 2005, and $2.426 million in 2004.

The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $26.518 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $44.982 million of the Trust Preferred Securities qualify as Tier II capital at December 31, 2006.

(11)  Employee Benefit Plans

(a) Profit Sharing Plan

We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). We make matching contributions to the plan which totaled $530,000, $481,000, and $392,000 in 2006, 2005, and 2004, respectively.

(b) Stock Options

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. On December 19, 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting for all unvested stock options previously awarded. On that date, all outstanding options became fully vested. Prior to that date, options granted had a three-year vesting schedule with the first year vested upon issuance. As of December 31, 2006, all outstanding options are fully vested. All of our options expire ten years after the date of grant. There have been no modifications to the existing plan.

Prior to January 1, 2006, we applied the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

In January 2006, we adopted SFAS No. 123R,  Share-Based Payment (Revised 2004), for our stockholder-approved Long-Term Incentive Plan, which permits the grant of share options and shares to our directors and key employees. We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006. The determination of compensation cost for awards granted prior to January 1, 2006 is based on the same methods and on the same fair values previously determined for the pro forma disclosures previously required. We recognized compensation cost of $50,579 for the year ended December 31, 2006. We had no options as of January 1, 2006 for which requisite service remained as we accelerated the vesting of all options in 2005.

Information with respect to stock options is as follows for the years ended December 31:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Outstanding at beginning
of year	981,934	$12.16	738,239	$10.05	701,888	$9.48
Granted	9,600	18.62	271,800	17.66	51,350	18.32
Exercised	(188,279)	9.45	(23,800)	9.95	(12,165)	10.66
Forfeited/Cancelled	(10,233)	15.54	(4,305)	10.69	(2,834)	16.41
Oustanding at end of year	793,022	12.84	981,934	12.16	738,239	10.05

The weighted average fair values of our option grants for the years ended December 31, 2006, 2005, and 2004 were $5.71, $6.01, and $6.90, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the years ended December 31:

	2006	2005	2004
Dividend yield	—	—	—
Expected volatility	15.61%	15.74%	14.15%
Risk-free interest rate	5.12%	4.25%	4.19%
Expected lives	8 years	8 years	10 years

For 2005 and 2004, prior to adoption of SFAS 123R, the option price was equal to the market price of the common stock at the date of grant for all of our options and, accordingly, we did not record compensation expense related to options granted. If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the years ended December 31:

(dollars in thousands, except per share data)	2005	2004
Net income, as reported	$7,822	$6,101
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(1,471)	(567)
Pro forma net income	$6,351	$5,534
Earnings per share:
Basic—as reported	$1.28	$1.06
Basic—pro forma	$1.04	$0.96
Diluted—as reported	$1.20	$0.96
Diluted—pro forma	$0.98	$0.87

The total intrinsic value of options exercised and the related tax benefit during the year ended December 31, 2006 amounted to $1.810 million and $585,000, respectively, and proceeds from exercises of stock options amounted to $1.779 million for the year ended December 31, 2006.

Options outstanding are summarized as follows at December 31, 2006:

		Weighted Average
		Remaining	Options
		Contractual Life	Exercisable
Exercise Price	Shares	(Years)	(Shares)
$ 4.00	1,200	4.0	1,200
5.50	93,650	4.1	93,650
5.63	40,750	3.2	40,750
6.25	3,000	3.4	3,000
6.45	400	4.5	400
7.10	3,500	4.3	3,500
7.40	250	4.7	250
8.69	10,000	2.9	10,000
9.16	850	5.0	850
9.86	1,350	5.8	1,350
10.45	119,000	5.0	119,000
10.50	3,000	2.5	3,000
10.70	650	5.2	650
11.68	168,334	6.0	168,334
11.75	12,000	2.1	12,000
11.95	700	6.1	700
12.03	3,500	5.3	3,500
12.10	6,000	5.3	6,000
13.00	700	6.3	700
13.52	4,500	6.3	4,500
16.67	6,400	8.3	6,400
16.70	1,800	8.8	1,800
16.86	1,000	7.5	1,000
16.95	2,400	6.8	2,400
17.45	48,638	9.0	48,638
17.77	207,700	8.1	207,700
18.20	6,650	7.3	6,650
18.38	36,500	7.0	36,500
19.30	8,600	9.3	8,600
	793,022		793,022

(c) Stock Purchase

We currently offer an employee stock purchase plan whereby our employees can purchase our stock through payroll deductions. While our employee stock purchase plan provides for up to a 10% discount from market value at issuance, we do not recognize compensation expense on the discount as:  substantially all employees that meet limited employment qualifications may participate in the plan on an equitable basis; the plan incorporates no option features, the purchase price is based solely on the market price of the shares at the date of purchase, and employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously paid and;  the discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

(12)  Income Taxes

Our income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2006	2005	2004
Current	$(2,737)	$2,328	$2,751
Deferred	2,372	961	(390)
Income tax (benefit) expense	$(365)	$3,289	$2,361

Income tax (benefit) expense is reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2006		2005		2004
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory federal rate	$530	34.0%	$3,778	34.0%	$2,877	34.0%
State income taxes, net of federal income tax benefit	—	—	(1)	—	21	0.3
Change in valuation allowance	(321)	(20.6)	(25)	(0.2)	(10)	(0.1)
Bank-owned life insurance	(380)	(24.3)	(351)	(3.2)	(365)	(4.3)
Federal income tax credits	(168)	(10.8)	(168)	(1.5)	(166)	(2.0)
Other	(26)	(1.7)	56	0.5	4	—
	$(365)	(23.4)%	$3,289	29.6%	$2,361	27.9%

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

(dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for losses on loans	$4,789	$4,535
Amortization of intangible assets	113	125
Valuation allowance and secondary marketing reserve	1,758	—
State net operating loss carryforward	292	321
Other	20	73
Total gross deferred tax assets	6,972	5,054
Less: valuation allowance	—	(321)
Net deferred tax assets	6,972	4,733
Deferred tax liabilities:
Depreciation	747	880
Total deferred tax liabilities	747	880
Net deferred tax asset attributable to operations	6,225	3,853
Unrealized gain on investments charged to other comprehensive income	581	2,087
Net deferred tax asset	$6,806	$5,940

First Mariner has net operating loss carryforwards for state income tax purposes of approximately $6.325 million that are available to offset future state taxable income of First Mariner Bancorp only. The loss carryforwards will begin to expire in 2019. The recorded value of the net deferred tax asset was previously reduced by a valuation allowance to the amount then expected to be realized. During 2006, analysis determined that the entire amount of the net deferred tax asset was realizable and the valuation allowance was reversed.

The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development (“One Maryland”) and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. The total tax credits not utilized as of December 31, 2006 is $4.074 million. We expect the Bank to fully realize the full value of the credits before their expiration.

The Bank has invested in a partnership that owns and manages seven affordable housing projects in the Mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003, and recognized $168,000 in tax credits in 2006, $168,000 in 2005, and $166,000 in 2004. Total credits utilized to date through December 31, 2006 amounted to $586,000.

(13)  Other Expenses

The following summarizes our other noninterest expenses for the years ended December 31:

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Office supplies	$747	$680	$697
Printing	602	543	712
Corporate insurance	517	401	378
Real estate acquired through foreclosure expense	224	28	(73)
FDIC premiums	109	113	115
Consulting fees	850	734	385
Marketing/promotion	1,059	866	722
Postage	906	764	982
Overnight delivery/courier	908	809	736
Security	233	151	310
Dues and subscriptions	562	438	341
Loan collection expenses	701	471	332
Other	3,853	2,914	2,619
	$11,271	$8,912	$8,256

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

Information relating to the calculations of our earnings per common share is summarized as follows for the years ended December 31:

(dollars in thousands, except for per share data)	2006	2005	2004
Net income—basic and diluted	$1,924	$7,822	$6,101
Weighted-average shares outstanding—basic	6,318,205	6,104,481	5,759,310
Dilutive securities—options and warrants	323,520	384,638	591,962
Adjusted weighted-average shares outstanding—dilutive	6,641,725	6,489,119	6,351,272
Earnings per share—basic	$0.30	$1.28	$1.06
Earnings per share—diluted	$0.29	$1.20	$0.96

For the years ended December 31, 2006, 2005, and 2004, options to purchase shares of common stock which were antidilutive and excluded from the above computation were 8,600, 257,250, and 48,350, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2006, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events that management believes would change the Bank’s category.

Our regulatory capital amounts and ratios as of December 31, 2006 and 2005, were as follows:

	Actual		Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$164,263	15.6%	$84,329	8.0%	$105,412	10.0%
Bank	111,372	11.7%	76,253	8.0%	95,316	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	105,875	10.0%	42,165	4.0%	63,247	6.0%
Bank	91,946	9.6%	38,126	4.0%	57,190	6.0%
Tier 1 capital (to average fourth quarter
assets):
Consolidated	105,875	7.8%	54,418	4.0%	68,022	5.0%
Bank	91,946	7.3%	50,559	4.0%	63,198	5.0%
As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$158,935	14.9%	$85,087	8.0%	$106,359	10.0%
Bank	105,160	10.7%	78,325	8.0%	97,906	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	100,922	9.5%	42,543	4.0%	63,815	6.0%
Bank	88,197	9.0%	39,162	4.0%	58,744	6.0%
Tier 1 capital (to average fourth quarter
assets):
Consolidated	100,922	7.4%	54,804	4.0%	68,505	5.0%
Bank	88,197	6.8%	51,563	4.0%	64,453	5.0%

The FDIC, through the Deposit Insurance Fund (“DIF”), insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets or FHLB Advances. Purchases and sales of stock are made directly with the Bank at par value.

We have agreed with the Federal Reserve Bank of Richmond (“FRB-Richmond”) to submit plans to improve our operating performance, reduce parent company leverage, enhance our enterprise-wide risk management and enhance the effectiveness of our internal audit program. We have also agreed to give prior notice to the FRB-Richmond of any potential transaction involving a significant capital expenditure.  Management believes it has taken actions to address these issues and these agreements do not restrict or impede our ability to conduct normal business.

(16)  Fair Value of Financial Instruments

Market or dealer quotes are available for many balance sheet items and derivatives; otherwise, pricing or valuation models are applied using current market information to estimate fair value. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

The carrying value and estimated fair value of financial instruments as of December 31, 2006 and 2005 are summarized as follows:

	2006		2005
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$42,969	$42,969	$45,835	$45,835
Securities available for sale	147,290	147,290	276,939	276,939
Loans receivable	866,459	872,519	851,586	859,234
Loans held for sale	94,371	94,371	92,351	92,351
Restricted stock investments	6,449	6,449	13,647	13,647
Liabilities:
Deposits	924,938	921,769	876,010	869,279
Long- and short-term borrowings	173,441	174,858	330,376	334,084
Junior subordinated deferrable interest debentures	73,724	79,652	73,724	79,890
Off-balance sheet items:
Interest rate lock commitments	49,353	49,282	—	—
Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	99,555	99,572	—	—
Forward contracts to sell mortgage-backed securities and Eurodollars	59,500	59,512	—	—

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Investment Securities

The fair value of investment securities is based on bid prices received from an external pricing service or bid quotations received from securities dealers.

Loans Receivable

Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily, and nonresidential construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of each loan category was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

The fair value for nonperforming loans was determined by reducing the carrying value of nonperforming loans by our historical loss percentage for each specific loan category.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market, which may be indicated by the committed sales price for loans under contract to sell but are not yet funded or by third party quoted market values for loans not yet committed to be sold. Due to the short holding period of these loans, generally 14 to 60 days, the carrying amount of loans held for sale is a reasonable estimate of fair value.

Restricted Stock Investments

The carrying value of restricted stock investments is a reasonable estimate of fair value as these investments do not have a readily available market.

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

Borrowings, Repurchase Agreements and Junior Subordinated Notes

Borrowings, repurchase agreements and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2006.

Derivative Loan Commitments

Commitments to Originate Loans.   We engage an experienced third party to estimate the fair market value of our interest rate lock commitments (“IRLC”). At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan.

Forward Sales Commitments on Loan Pipeline and Funded Loans.   Fair value for the commitments is determined by sales price for those loans under contract but not yet funded and by third party quoted market values for those loans not yet under contract.

Forward Sales of Mortgage-Backed Securities, and Short Eurodollar Futures Contracts.   Fair value of these commitments is determined based upon the quoted market values of the securities.

Other Off-Balance Sheet Financial Instruments

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

The following table presents certain information regarding our business segments:

For the year ended December 31, 2006

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$73,808	$14,063	$7,877	$95,748
Interest expense	37,852	3,299	5,331	46,482
Net interest income	35,956	10,764	2,546	49,266
Provision for loan losses	150	2,165	—	2,315
Net interest income after provision for loan losses	35,806	8,599	2,546	46,951
Noninterest income	10,876	3,121	9,770	23,767
Noninterest expense	43,612	9,345	16,202	69,159
Net intersegment income	42	—	(42)	—
Net income (loss) before income taxes	$3,112	$2,375	$(3,928)	$1,559
Total assets	$1,103,008	$65,911	$94,371	$1,263,290

For the year ended December 31, 2005

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$65,398	$10,467	$6,195	$82,060
Interest expense	28,700	2,005	3,632	34,337
Net interest income	36,698	8,462	2,563	47,723
Provision for loan losses	1,575	1,712	—	3,287
Net interest income after provision for loan losses	35,123	6,750	2,563	44,436
Noninterest income	13,462	2,581	6,972	23,015
Noninterest expense	39,686	7,757	8,897	56,340
Net intersegment income	(905)	—	905	—
Net income before income taxes	$7,994	$1,574	$1,543	$11,111
Total assets	$1,220,856	$49,271	$92,351	$1,362,478

For the year ended December 31, 2004

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$55,089	$7,718	$2,463	$65,270
Interest expense	20,663	1,076	1,090	22,829
Net interest income	34,426	6,642	1,373	42,441
Provision for loan losses	725	1,518	—	2,243
Net interest income after provision for loan losses	33,701	5,124	1,373	40,198
Noninterest income	12,883	1,668	4,639	19,190
Noninterest expense	36,294	5,770	8,862	50,926
Net intersegment income	(582)	—	582	—
Net income (loss) before income taxes	$9,708	$1,022	$(2,268)	$8,462
Total assets	$1,136,054	$34,522	$79,955	$1,250,531

(18)  Comprehensive Income

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains or losses on available-for-sale securities that will be accumulated with net income in determining comprehensive income.

Components of our comprehensive income are as follows for the years ended December 31:

(dollars in thousands)	2006	2005	2004
Net income	$1,924	$7,822	$6,101
Other comprehensive income items:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $332, $(2,002), and $(582), respectively)	528	(3,184)	(1,027)
Less: reclassification adjustment for (losses) gains (net of tax (benefit) expense of $(1,173), $0, and $165, respectively) included in net income	(1,864)	—	275
Total other comprehensive income (loss)	2,392	(3,184)	(1,302)
Total comprehensive income	$4,316	$4,638	$4,799

(19)  Quarterly Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,467	$24,778	$24,188	$22,315
Interest expense	12,489	12,374	11,546	10,073
Net interest income	11,978	12,404	12,642	12,242
Provision for loan losses	1,009	261	623	422
Other operating income	6,942	6,477	7,387	5,998
Gain (loss) on sale of securities	(3,063)	26	—	—
Operating expenses	21,294	16,061	16,286	15,518
Income (loss) before taxes	(6,446)	2,585	3,120	2,300
Income tax expense (benefit)	(2,466)	542	919	640
Net income	$(3,980)	$2,043	$2,201	$1,660
Net income (loss) per common share (basic)	$(0.63)	$0.32	$0.35	$0.26
Net income (loss) per common share (diluted)	$(0.60)	$0.31	$0.33	$0.25
Market prices: high	$20.45	$19.50	$19.60	$19.34
low	18.36	18.51	18.30	17.26

	Year Ended December 31, 2005
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$22,059	$21,809	$20,033	$18,159
Interest expense	9,935	9,394	8,093	6,915
Net interest income	12,124	12,415	11,940	11,244
Provision for loan losses	776	1,116	981	414
Other operating income	6,175	6,707	5,607	4,526
Operating expenses	13,869	14,865	14,118	13,488
Income before taxes	3,654	3,141	2,448	1,868
Income tax expense	1,147	928	721	493
Net income	$2,507	$2,213	$1,727	$1,375
Net income per common share (basic)	$0.41	$0.35	$0.28	$0.24
Net income per common share (diluted)	$0.37	$0.34	$0.27	$0.22
Market prices: high	$18.45	$18.86	$17.82	$18.30
low	16.50	16.05	15.18	17.30

(20)  Financial Information of Parent Company

The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,
(dollars in thousands)	2006	2005
Assets:
Cash and interest-bearing deposits	$2,127	$17,920
Subordinated notes	7,500	7,500
Loans receivable	19,854	7,256
Securities available for sale	1,395	1,310
Investment in subsidiaries	117,685	108,429
Company-owned life insurance	2,778	2,678
Other assets	2,318	1,983
Total assets	$153,657	$147,076
Liabilities and stockholders’ equity:
Other liabilities	$1,304	$977
Junior subordinated debentures	73,724	73,724
Stockholders’ equity	78,629	72,375
Total liabilities and stockholders’ equity	$153,657	$147,076

Statements of Operations

	For the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Income:
Interest on investments and interest-bearing deposits	$261	$130	$150
Interest on subordinated note	493	411	274
Interest on loans	1,205	645	470
Gain on sale of securities	26	—	—
Other income	883	846	741
Total income	2,868	2,032	1,635
Expenses:
Interest expense	5,384	3,762	2,426
Professional expenses	297	259	248
Other expenses	366	402	304
Total expenses	6,047	4,423	2,978
Loss before income tax benefit	(3,179)	(2,391)	(1,343)
Income tax benefit	(412)	(96)	(107)
Loss before equity in undistributed net income of subsidiaries	(2,767)	(2,295)	(1,236)
Equity in undistributed net income of subsidiaries	4,691	10,117	7,337
Net income	$1,924	$7,822	$6,101

Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(2,767)	$(2,295)	$(1,236)
Gain on sale of securities	26	—	—
Increase in other assets	(404)	(436)	(251)
Income from company-owned life insurance	(100)	(100)	(78)
Excess tax benefit on stock-based compensation	(585)	—	—
Increase (decrease) in other liabilities	327	627	(1,067)
Net cash used in operating activities	(3,503)	(2,204)	(2,632)
Cash flows from investing activities:
Investment in subsidiaries	(1,695)	(16,874)	(1,428)
Loans (disbursements) repayments, net	(12,598)	4,075	10,287
Purchase of subordinated note	—	(2,500)	(5,000)
Purchase of securities available for sale	—	—	(170)
Sale of securities available for sale	116	—	—
Purchase of company-owned life insurance	—	—	(2,500)
Net cash (used in) provided by investing activities	(14,177)	(15,299)	1,189
Cash flows from financing activities:
Proceeds from stock issuance, net	1,884	5,001	1,690
Repurchase of common stock, net	(582)	(1,578)	(609)
Excess tax benefit on stock-based compensation	585	—	—
Proceeds from issuance of junior subordinated deferrable interest debentures	—	15,475	10,310
Net cash provided by financing activities	1,887	18,898	11,391
Net (decrease) increase in cash and cash equivalents	(15,793)	1,395	9,948
Cash and cash equivalents at beginning of year	17,920	16,525	6,577
Cash and cash equivalents at end of year	$2,127	$17,920	$16,525

(21)  Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the case of impracticability in retrospective application, the statement gives guidance as to the appropriate treatment of the change or correction. The statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133 and SFAS No. 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives and; amending SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption.  The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this interpretation is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting this Issue on the Company’s financial statements.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Stegman and Company, an independent registered public accounting firm, and their report follows management’s report.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

We have audited management’s assessment, included in the preceding Management’s Report on Internal Control Over Financial Reporting, that First Mariner Bancorp (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated statements of financial condition as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 3, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland

March 3, 2007

Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

PART III

ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information relating to our directors and executive officers and our Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our proxy statement in connection with our Annual Meeting of Stockholders to be held on May 1, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

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

ITEM 11            EXECUTIVE COMPENSATION

Certain information relating to our directors’ and executive officers’ compensation and our Compensation Committee’s report on executive compensation is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 1, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

See information relating to our stock performance in Item 5—“Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this 10-K.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is set forth in the following sections of our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 1, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

For information regarding the Company’s equity compensation plans, please refer to the table captioned “Equity Compensation Plan Information” in Item 5 of this Form 10-K.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain information relating to certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 1, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year. Information is also included in Note 6 to the Consolidated Financial Statements set forth herein in Item 8—“Financial Statements and Supplementary Data.”

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to our independent accountants, Stegman & Company, is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 1, 2007, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1), (2) Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004
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

FIRST MARINER BANCORP
Date: March 16, 2007	By:	/s/ EDWIN F. HALE SR.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 16th day of March, 2007.

/s/ EDWIN F. HALE SR.	/s/ MARK A. KEIDEL
Edwin F. Hale Sr., Chief Executive Officer and	Mark A. Keidel, Chief Financial Officer
Director
/s/ JOSEPH A. CICERO	/s/ GEORGE H. MANTAKOS
Joseph A. Cicero, President and Director	George H. Mantakos, Executive Vice President
and Director
/s/ BARRY B. BONDROFF	/s/ MELVIN KABICK
Barry B. Bondroff, Director	Melvin Kabick, Director
/s/ JOHN BROWN III	/s/ JOHN MCDANIEL
John Brown III, Director	John McDaniel, Director
/s/ THOMAS L. BROMWELL	/s/ JOHN J. OLIVER
Thomas L. Bromwell, Director	John J. Oliver, Director
/s/ EDITH B. BROWN	/s/ PATRICIA SCHMOKE
Edith B. Brown, Director	Patricia Schmoke, Director
/s/ ROBERT CARET	/s/ HECTOR TORRES
Robert Caret, Director	Hector Torres, Director
/s/ HOWARD FRIEDMAN	/s/ / MICHAEL R. WATSON
Howard Friedman, Director	Michael R. Watson, Director

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

10.26	Description of Board Fees (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2006)
10.27	Description of 2006 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2006)
10.28	Lease Agreement dated January 8, 2007 between First Mariner Bank and Canton Crossing Tower, LLC, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2007)
10.29	Description of 2007 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2007)
21.1	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.