Form 10-Q
period 2007-03-31
FIRST MARINER BANCORP
filed 2007-05-10
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

The number of shares of common stock outstanding as of May 4, 2007 is 6,429,969 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$32,404	$36,734
Federal funds sold and interest-bearing deposits	104,343	6,235
Trading securities, at fair value	40,901	—
Securities available for sale, at fair value	55,336	147,290
Loans held for sale	57,273	94,371
Loans receivable	857,051	866,459
Allowance for loan losses	(11,886)	(12,399)
Loans, net	845,165	854,060
Other real estate owned	5,991	2,440
Restricted stock investments	5,983	6,449
Premises and equipment, net	50,836	49,062
Accrued interest receivable	8,577	10,579
Deferred income taxes	7,468	6,806
Bank-owned life insurance	33,827	33,492
Prepaid expenses and other assets	13,719	15,772

Total assets	$1,261,823	$1,263,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$166,826	$186,720
Interest-bearing	747,445	738,218
Total deposits	914,271	924,938
Short-term borrowings	42,477	40,884
Long-term borrowings, at fair value	62,099	—
Long-term borrowings	81,519	132,557
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	10,335	12,558
Total liabilities	1,184,425	1,184,661

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,428,469 and 6,427,725 shares issued and outstanding, respectively	321	321
Additional paid-in capital	57,110	57,123
Retained earnings	19,965	22,109
Accumulated other comprehensive income (loss)	2	(924)
Total stockholders’ equity	77,398	78,629

Total liabilities and stockholders’ equity	$1,261,823	$1,263,290

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Interest income:
Loans	$19,735	$19,028
Investments and other earning assets	2,244	3,287
Total interest income	21,979	22,315
Interest expense:
Deposits	6,929	5,047
Short-term borrowings	315	1,997
Long-term borrowings	3,528	3,029
Total interest expense	10,772	10,073
Net interest income	11,207	12,242
Provision for loan losses	537	422
Net interest income after provision for loan losses	10,670	11,820
Noninterest income:
Gain on sale of mortgage loans	1,593	1,443
Other mortgage-banking revenue	730	625
ATM fees	716	785
Service fees on deposits	1,471	1,679
Trading loss on securities and long-term borrowings	(111)	—
Gain on sale of investment securities, net	887	—
Commissions on sales of nondeposit investment products	307	94
Income from bank-owned life insurance	335	252
Commissions on sales of other insurance products	587	561
Other	434	559
Total noninterest income	6,949	5,998
Noninterest expense:
Salaries and employee benefits	9,357	8,432
Occupancy	2,240	1,703
Furniture, fixtures and equipment	863	800
Professional services	350	202
Advertising	511	466
Data processing	429	449
ATM servicing expenses	230	283
Secondary marketing valuation	33	—
Service and maintenance	744	538
Other	2,890	2,645
Total noninterest expense	17,647	15,518
Net (loss) income before income taxes	(28)	2,300
Income tax (benefit) expense	(128)	640
Net income	$100	$1,660
Net income per share:
Basic	$0.02	$0.26
Diluted	$0.02	$0.25

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$100	$1,660
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	16	—
Depreciation and amortization	1,206	970
Amortization of unearned loan fees and costs, net	(200)	(306)
Amortization of premiums and discounts on loans, net	(271)	(150)
Amortization of premiums and discounts on mortgage-backed securities, net	5	59
Loss on trading securities	50	—
Loss on long-term debt accounted for at fair value	61	—
Gain on sale of securities available for sale	(887)	—
Gain on sale of mortgage loans	(1,593)	(1,443)
Decrease in accrued interest receivable	2,002	188
Provision for loan losses	537	422
Valuation allowance on other real estate owned	439	—
Loss on sale of other real estate owned	21	—
Valuation allowance for loans held for sale	33	—
Increase in cash surrender value of bank-owned life insurance	(335)	(252)
Originations of mortgage loans held for sale	(211,112)	(288,454)
Proceeds from mortgage loans held for sale	248,802	281,716
Net decrease in accrued expenses and other liabilities	(2,280)	(2,638)
Net decrease (increase) in prepaids and other assets	2,054	(792)
Net cash provided by (used in) operating activities	38,648	(9,020)
Cash flows from investing activities:
Loan repayments, net of principal (disbursements)	4,842	(190)
Purchases of premises and equipment	(2,980)	(1,633)
Redemptions of restricted stock investments	466	1,281
Activity in securities available for sale:
Sales of securities available for sale	1,301	—
Maturities/calls/repayments of securities available for sale	51,665	5,965
Purchase of securities available for sale	(999)	—
Proceeds from sales of other real estate owned	977	866
Net cash provided by investing activities	55,272	6,289
Cash flows from financing activities:
Net (decrease) increase in deposits	(10,667)	11,781
Net increase (decrease) in other borrowed funds	10,555	(17,343)
Proceeds from stock issuance	109	174
Repurchase of common stock, net of costs	(139)	—
Net cash used in financing activities	(142)	(5,388)
Increase (decrease) in cash and cash equivalents	93,778	(8,119)
Cash and cash equivalents at beginning of period	42,969	45,835
Cash and cash equivalents at end of period	$136,747	$37,716
Supplemental information:
Interest paid on deposits and borrowed funds	$5,354	$9,902
Income taxes paid	$610	$247
Real estate acquired in satisfaction of loans	$4,988	$—
Transfer of loans held for sale to loan portfolio	$1,001	$—

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Information as of and for the three months
ended March 31, 2007 and 2006 is unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited financial statements included in our 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that will be achieved for the entire year.

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

Investment Securities

We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.  Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, and designated $42.000 million in securities as trading securities which were previously designated as available for sale.  In accordance with SFAS No. 159, we recorded a cumulative effect of accounting change reduction to retained earnings related to the investments in the amount of $993,000 (net of deferred tax impact) as of January 1, 2007.

Borrowings

In conjunction with our adoption of SFAS No. 159 as of January 1, 2007, we began recording certain of our long-term borrowings at fair value, with corresponding changes in fair values recorded in income.  On January 1, 2007, we recorded a cumulative effect of accounting change reduction to retained earnings in the amount of $1.251 million (net of deferred tax impact) related to $60.000 million in borrowings that we began recording at fair value.

NOTE 2 — COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Net income	$100	$1,660
Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $625 and $0, respectively	993	—
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $300 and $(746), respectively)	477	(1,185)
Less: reclassification adjustment for gains (net of taxes of $343 and $0, respectively) included in net income	(544)	—
Total other comprehensive income (loss)	926	(1,185)
Total comprehensive income	$1,026	$475

NOTE 3 — PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three month period ended March 31, 2007 and 2006, there were 310,638 and 0 shares, respectively, which were antidilutive and excluded from the computation.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2007	2006
Net income - basic and diluted	$100	$1,660
Weighted-average share outstanding - basic	6,420,811	6,264,833
Dilutive securities - options and warrants	210,319	331,828
Adjusted weighted-average shares outstanding - dilutive	6,631,130	6,596,661
Earnings per share - basic	$0.02	$0.26
Earnings per share - diluted	$0.02	$0.25

NOTE 4 — STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. As of March 31, 2007, all outstanding options are fully vested and expire ten years after the date of grant. There have been no modifications to the existing plan.  We recognized compensation cost of $16,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

Information with respect to stock options is as follows for the three months ended March 31, 2007:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	793,022	$12.84
Granted	2,550	18.94
Exercised	(1,000)	11.07
Forfeited/Cancelled	—	—
Outstanding at end of period	794,572	$12.86	6.0	$1,861,280
Exercisable at end of period	794,572	$12.86	6.0	$1,861,280

The weighted average fair value of our option grants for the three months ended March 31, 2007 was $6.35 on the dates of grants.  We did not grant any options for the three months ended March 31, 2006. The fair value of our options granted was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended March 31, 2007:

2007
Dividend yield	0.00%
Expected volatility	14.18%
Risk-free interest rate	4.58%
Expected lives	8 years

The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006, amounted to $5,685 and $32,195, respectively.  The related tax benefit during the three months ended March 31, 2007 and 2006 amounted to $0 and $12,434, respectively, and proceeds from exercises of stock options amounted to $11,065 and $76,174, respectively for the three months ended March 31, 2007 and 2006.

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

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at March 31, 2007 whose contract amounts represent potential credit risk is as follows:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Commitments to extend credit (includes unused lines of credit)	$256,787	$294,227
Standby letters of credit	4,538	4,677

NOTE 6 — SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments—commercial and consumer banking, consumer finance and mortgage-banking.  Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Consumer finance is conducted through Finance Maryland, and involves originating small direct consumer loans, mortgage loans, and the purchase of retail installment sales contracts.  Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding our business segments:

For the three month period ended March 31, 2007:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$16,665	$3,930	$1,384	$21,979
Interest expense	8,879	962	931	10,772
Net interest income	7,786	2,968	453	11,207
Provision for loan losses	250	287	—	537
Net interest income after provision for loan losses	7,536	2,681	453	10,670
Noninterest income	4,110	729	2,110	6,949
Noninterest expense	12,390	2,628	2,629	17,647
Net intersegment income	21	—	(21)	—
Net income before income taxes	$(723)	$782	$(87)	$(28)
Total assets	$1,137,015	$67,535	$57,273	$1,261,823

For the three month period ended March 31, 2006:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$17,579	$3,250	$1,486	$22,315
Interest expense	8,413	682	978	10,073
Net interest income	9,166	2,568	508	12,242
Provision for loan losses	—	422	—	422
Net interest income after provision for loan losses	9,166	2,146	508	11,820
Noninterest income	3,356	695	1,947	5,998
Noninterest expense	10,573	2,273	2,672	15,518
Net intersegment income	(9)	—	9	—
Net income before income taxes	$1,940	$568	$(208)	$2,300
Total assets	$1,202,193	$52,195	$100,532	$1,354,920

 NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.  This statement amends SFAS No. 133 and SFAS No. 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives and; amending SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The statement is effective for fiscal years beginning after September 15, 2006.  The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.  This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable.  The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption.   The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   The statement is effective for fiscal years beginning after September 15, 2006.  The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted this standard effective January 1, 2007, with no material impact on our financial condition, results of operations or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis but, once applied, the election is irrevocable and is applied to the entire instrument.  The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007.

We adopted SFAS No. 159 on January 1, 2007.  The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change through retained earnings in the financial statements and is detailed as follows:

			Balance Sheet
	Balance Sheet		January 1, 2007
	January 1, 2007	Net Gain/(Loss)	After Adoption
(dollars in thousands)	Prior to Adoption	Upon Adoption	of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038
Pre-tax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

Management believes the adoption was appropriate in order to more closely align the impact of interest rate movements within stockholders’ equity.  Prior to adoption, the securities were marked to market through the Company’s stockholders’ equity, with no offsetting impact of any borrowings or other interest-bearing liabilities, which may act as a natural interest rate risk hedge.  By treating certain assets and liabilities with similar characteristics as fair value instruments, both positions will be subject to fair value adjustments through earnings and ultimately stockholders’ equity.  Management believes the adoption will minimize the volatility in reported stockholders’ equity as the borrowing position will also be subject to fair value treatment.

As a result of our early adoption of SFAS No. 159, we elected to transfer $42.000 million of investment securities previously held as available for sale to trading securities.  These securities were selected based upon their yield (under 5%) and quality of available pricing data.  The average life of the bonds selected was 5.22 years.  In addition, we elected to record $60.000 million of our long-term borrowings at fair value.  The borrowings selected were fixed rate (6.07%) with an average remaining life of 3.24 years and have a consistent and reliable pricing source.  Retained earnings as of January 1, 2007 was reduced by $2.244 million, net of tax, as a result of the election. This is a permanent adjustment to retained earnings; however, there is no impact to total stockholders’ equity from the investment reclassification because the market value adjustment of the available for sale securities was already recorded in accumulated other comprehensive loss. This one-time charge will not be recognized in current earnings based upon application of SFAS No. 159. In addition, a pre-tax loss of approximately $111,000 was recognized in the first quarter of 2007 due to a net decrease in the fair value of these financial instruments since January 1, 2007.

Interest income on trading securities and interest expense on long-term borrowings at fair value is accrued at the contractual rate based on the principal outstanding.  Premiums and discounts related to trading securities are expensed at time of purchase.  The interest from trading securities is included in the Statements of Operations in “Interest income from investments and other earning assets” and the interest on borrowings at fair value is included in the Statements of Operations in “Interest expense from long-term borrowings.”

The following table shows details of the financial instruments as of March 31, 2007 for which we elected to apply the fair value option:

			Significant
			Other		Total Changes
	Carrying	Quoted	Observable	Trading	In Fair Values
	Value	Prices	Inputs	Gains and	Included In
(dollars in thousands)	(Fair Value)	(Level 1)	(Level 2)	Losses	Period Earnings
Trading securities	$40,901	$40,901	$—	$(50)	$(50)
Long-term debt at fair value	62,099	—	62,099	(61)	(61)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A of Part I in our Form 10-K for the year ended December 31, 2006.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Finance Maryland LLC (“Finance Maryland”), and FM Appraisals, LLC (“FM Appraisals”).  The Bank is the largest operating subsidiary of the Company with assets exceeding $1.1 billion as of March 31, 2007. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   The Bank opened its first branch in Pennsylvania during the first quarter of 2007.  The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages on the secondary market.  During the first quarter of 2006, First Mariner Mortgage expanded its secondary marketing activities significantly and began hedging the interest rate risk associated with mortgage-banking activities.  During 2007, such activity decreased significantly due to decreased loan demand resulting in a decline in originations.  In addition, we reduced the types of products that we offer and tightened our underwriting standards.

Finance Maryland engages in traditional consumer finance activities, making small direct loans to individuals, mortgage loans, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Finance Maryland currently operates 18 branches, including a central approval office, in Maryland and four branches in Delaware, which operate under the trade name “Finance Delaware.” Finance Maryland had total assets of $67.5 million as of March 31, 2007.

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

Derivative Loan Commitments and Hedging Activities

In connection with our mortgage-banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. We enter into these commitments through retail and broker channels and also purchase loan commitments from correspondent lenders. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 90 days after inception of the rate lock commitment. Such a commitment is referred to as a derivative loan commitment if the loan that will result from exercise of the commitment will be held for sale upon funding under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. As such, loan commitments that are derivatives must be recognized at fair value on the consolidated balance sheets with changes in their fair values recorded as part of income from mortgage-banking operations. For accounting purposes, we value this commitment to zero at inception. Subsequent to inception, we estimate the fair value of the commitment, taking into consideration the probability of funding of the loan, and compare it to the fair value calculated at inception to measure the change in value, which is recorded through current period earnings with a corresponding asset for an increase in value or a liability for a decrease in value.

Loan Repurchases

Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies, or return premiums paid by those investors should the loan be paid off early or be required to be repurchased.  These covenants are usual and customary within the mortgage-banking industry and generally apply for the first 90 days after the loan has been purchased by the investor.  We maintain a reserve (included in other liabilities) for potential losses relating to these sales covenants, including estimates for the devaluation of loans as a result of their delinquency status.

Cumulative Effect of Accounting Change

We adopted SFAS No. 159 effective January 1, 2007.  The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change in the financial statements through retained earnings and is detailed as follows:

			Balance Sheet
	Balance Sheet		January 1, 2007
	January 1, 2007	Net Gain/(Loss)	After Adoption
(dollars in thousands)	Prior to Adoption	Upon Adoption	of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038
Pre-tax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

See Note 7 to the Consolidated Financial Statements above for additional information about our adoption of SFAS No. 159.

Financial Condition

The Company’s total assets were $1.262 billion at March 31, 2007, compared to $1.263 billion at December 31, 2006, decreasing $1.467 million or 0.1% for the first three months of 2007.  Earning assets remained stable at $1.121 billion at both March 31, 2007 and December 31, 2006.  The decrease in assets was due to decreases in cash and due from banks (-$4.330 million),  investment securities (both trading and available for sale) (-$51.053 million), loans held for sale (-$37.098 million), and net loans outstanding (-$8.895 million), partially offset by increases in short-term investments (+$98.108 million).  We also experienced decreases in deposits (-$10.667 million), partially offset by increases in short-term (+$1.593 million) and long-term (+$11.061 million) borrowings.

Investment securities available for sale

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  Investment securities available for sale declined $91.954 million due to the transfer of securities available for sale to the trading securities portfolio, security sales of $1.301 million, normal principal payments on mortgage-backed securities and scheduled maturities of other investments ($51.665 million).  These decreases were offset by an increase in market values and additional purchases of securities of $999,000. At March 31, 2007, our unrealized gain on securities classified as available for sale totaled $7,000, compared to a loss of $1.505 million at December 31, 2006.  The improvement resulted from the transfer of certain securities to the trading portfolio and decreases in short-term and long-term interest rates from December 31, 2006 to March 31, 2007, which resulted in higher market valuation of our fixed income investments.

The investment securities available for sale portfolio composition is as follows:

	March 31,		December 31,
	2007		2006
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Investment securities available for sale:
Mortgage-backed securities	$19,267	34.8%	$62,281	42.3%
Trust preferred securities	26,658	48.2%	33,028	22.4%
US government agency notes	—	—	39,894	27.1%
US Treasury securities	1,004	1.8%	998	0.7%
Obligations of state and municipal subdivisions	2,962	5.3%	2,965	2.0%
Corporate obligations	1,979	3.6%	1,988	1.3%
Equity securities	720	1.3%	1,395	1.0%
Foreign government bonds	1,750	3.2%	1,750	1.2%
Other investment securities	996	1.8%	2,991	2.0%
Total investment securities available for sale	$55,336	100.0%	$147,290	100.0%

Loans

Total loans decreased $9.408 million during the first three months of 2007.  The majority of the decline occurred in our commercial real estate portfolio, which decreased by $17.637 million, and in our consumer residential construction portfolio, which decreased by $4.348 million.  These decreases reflect the softening demand for both residential and commercial real estate development loans.  These declines were partially offset by growth in our residential mortgage loan portfolio (+$7.462 million) (primarily due to repurchased loans), commercial construction portfolio (+$2.769 million), and consumer loan portfolio (+$4.772 million).  Our loans secured by deposits and other also increased by $387,000.  The total loan portfolio was comprised of the following:

	March 31,		December 31,
	2007		2006
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$64,186	7.5%	$56,724	6.5%
Commercial	300,599	35.0%	318,236	36.7%
Consumer residential construction	93,658	10.9%	98,006	11.3%
Commercial / residential construction	140,538	16.4%	137,769	15.9%
	598,981	69.8%	610,735	70.4%
Commercial	77,616	9.1%	79,001	9.1%
Loans secured by second mortgages on real estate	100,657	11.7%	102,367	11.8%
Consumer loans	77,962	9.1%	73,190	8.5%
Loans secured by deposits and other	2,344	0.3%	1,957	0.2%
Total loans	857,560	100.0%	867,250	100.0%
Unamortized loan discounts	(163)		(220)
Unearned loan fees, net	(346)		(571)
	$857,051		$866,459

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

 We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Our allowance for loan losses represents an estimated reserve for existing losses in the loan portfolio. We evaluate the adequacy of our allowance for loan losses continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The provision for loan losses was $537,000 for the three months ended March 31, 2007 as compared to $422,000 for the same period in 2006. The provision for loan losses increased in an amount proportionate to the incremental inherent risk associated with the growth and decline in the various loan types as well as a deterioration in qualitative factors management uses in establishing the unallocated portion of the allowance for loan losses. We recorded net charge-offs of $1.050 million during the first three months of 2007 compared to net charge-offs of $296,000 for the same period in 2006.   This increase was primarily attributable to increases in net charge-offs of commercial, commercial mortgage and repurchased second mortgages.

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

We deploy a systematic methodology for determining our allowance for loan losses that includes a quarterly review process and adjustment to our allowance. Our process includes updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, while large groups of homogeneous loans are reviewed as pools. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology, and perform various loan review functions.

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

The process of establishing the allowance with respect to our commercial and commercial real estate loan portfolios begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Management reviews, on a quarterly basis, current conditions that affect various lines of business and may warrant adjustments to reserves for a particular loan.  Management also evaluates credit risk concentrations, including trends in large dollar exposures to related borrowers, and industry and geographic concentrations. Economic and environmental factors are also considered.  All nonaccrual loans in the commercial and nonresidential real estate portfolios, as well as other loans in the portfolios identified as having the potential for further deterioration, are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.

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

Valuation allowances established in relationship to repurchased loans originated for sale or transfer of loans from loans held for sale to the loan portfolio are in addition to and separate from the allowance for loan losses.  The valuation allowance was established for loans already repurchased and in the portfolio and the secondary marketing reserve is for loans that may be required to be repurchased in the future.  The valuation allowance ($1.027 million) and secondary marketing reserve ($2.471 million) are not part of our allowance for loan losses of $11.886 million, but are in addition to it.

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

The allowance at March 31, 2007 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.   The changes in the allowance are presented in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Allowance for loan losses, beginning of year	$12,399	$11,743
Loans charged off:
Commercial	(67)	—
Residential construction - commercial	—	—
Commercial mortgages	(340)	—
Residential construction - consumer	—	(9)
Residential mortgages	—	—
Consumer	(795)	(412)
Total loans charged off	(1,202)	(421)
Recoveries:
Commercial	—	—
Residential construction - commercial	—	—
Commercial mortgages	—	—
Residential construction - consumer	—	23
Residential mortgages	29	—
Consumer	123	102
Total recoveries	152	125
Net charge-offs	(1,050)	(296)
Provision for loan losses	537	422
Allowance for loan losses, end of period	$11,886	$11,869
Loans (net of premiums and discounts):
Period-end balance	$857,051	$851,936
Average balance during period	859,389	847,794
Allowance as a percentage of period-end loan balance	1.39%	1.39%
Percent of average loans:
Provision for loan losses (annualized)	0.25%	0.20%
Net charge-offs (annualized)	0.50%	0.14%

During the first three months of 2007, annualized net charge-offs as compared to average loans outstanding increased to 0.50%, as compared to 0.14% during the same period of 2006, mostly due to a few large charge-offs in the commercial mortgage portfolio ($340,000) taken in the first quarter of 2007 and increased charge-offs in our consumer portfolio consistent with the increase in our consumer loan portfolio balances and charge offs of previously repurchased second mortgages.  Nonperforming assets, expressed as a percentage of total assets, totaled 1.73% at March 31, 2007, 0.52% at December 31, 2006 and 0.27% at March 31, 2006.  The increase as compared to March 31, 2006 reflects an increase in both residential real estate acquired by foreclosure and nonaccrual loans.  At March 31, 2007, there were a larger percentage of commercial and residential real estate loans classified as nonaccrual as compared to March 31, 2006, when a larger percentage consisted of commercial loans.  Loans past due 90 days or more and still accruing totaled $18.480 million as of March 31, 2007 compared to $27.274 million at December 31, 2006 and

$1.649 million as of March 31, 2006.  Of the $18.480 million total, $4.057 million is for six commercial construction loans, $1.370 million is for two commercial mortgage loans, $88,000 is for one commercial loan, and $12.963 million is for first-lien position residential mortgages, all of which are well-collateralized and in the process of collection.  The remainder of the loans past due 90 days or more of $2,000 are consumer loans.

The following table summarizes our allocation of allowance by loan type:

	March 31, 2007			December 31, 2006
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$561	4.7%	9.1%	$926	7.5%	9.1%
Residential construction -commercial	2,570	21.6%	16.3%	2,749	22.2%	15.8%
Commercial mortgages	2,375	20.0%	35.1%	3,073	24.8%	36.7%
Residential construction -consumer	729	6.1%	10.9%	1,068	8.6%	11.3%
Residential mortgages	202	1.7%	7.5%	28	0.2%	6.5%
Consumer	2,807	23.7%	21.1%	2,928	23.6%	20.6%
Unallocated	2,642	22.2%	—	1,627	13.1%	—
Total	$11,886	100.0%	100.0%	$12,399	100.0%	100.0%

Management applies SFAS No. 114 to determine accrual status for larger loans.  Under SFAS No. 114, when it is probable that we will be unable to collect all payments due, including interest, we place the loan on nonaccrual. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received.

 The following table provides information concerning nonperforming assets and past-due loans:

	March 31,	December 31,	March 31,
(dollars in thousands)	2007	2006	2006
Nonaccrual loans	$15,851	$4,158	$3,653
Real estate acquired by foreclosure	5,991	2,440	65
Total nonperforming assets	$21,842	$6,598	$3,718

Loans past-due 90 days or more and accruing	$18,480	$27,274	$1,649

A loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days.  Commercial loans are evaluated individually for impairment.  Pools of smaller-balance homogeneous loans such as consumer installment, residential first and second mortgage loans and credit card loans are collectively evaluated for impairment.  During the first quarter of 2007, management considered two large commercial construction loans ($9.9 million) to be impaired under this criteria and reclassified these loans as nonaccrual.

We consider impaired loans to be all commercial nonaccrual loans.  As of March 31, 2007, we had impaired loans of $12.393 million.  The valuation allowance for impaired loans was $1.400 million as of March 31, 2007.

At March 31, 2007, the allowance for loan losses represented 54.4% of nonperforming assets compared to 187.9% at December 31, 2006.  Management believes the allowance for loan losses is adequate as of March 31, 2007.

As of March 31, 2007, we maintained $19.783 million in delinquent loans that we have repurchased from investors in accordance with a covenant in our sales agreements.  We have established a valuation allowance for these loans in the amount of $1.027 million that is in addition to and separate from the allowance for loan losses.  The majority of the loans are 90 days past due.  Of the $19.783 million, $2.997 million have been placed on nonaccrual.

Deposits

Deposits totaled $914.271 million as of March 31, 2007, decreasing $10.667 million or 1.2% from the December 31, 2006 balance of $924.938 million.  The decrease in deposits is primarily due to decreased time deposits and noninterest-bearing demand deposits, partially offset by increases in NOW, money market, and regular savings accounts.  The mix of deposits has changed somewhat during 2007, with a higher percentage of interest-bearing transaction accounts and regular savings accounts and less noninterest-bearing demand and time deposit accounts as of March 31, 2007 compared to December 31, 2006. The deposit breakdown is as follows:

	March 31, 2007		December 31, 2006
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$309,242	33.8%	$282,871	30.6%
Regular savings deposits	60,659	6.7%	58,377	6.3%
Time deposits	377,544	41.3%	396,970	42.9%
Total interest-bearing deposits	747,445	81.8%	738,218	79.8%
Noninterest-bearing demand deposits	166,826	18.2%	186,720	20.2%
Total deposits	$914,271	100.0%	$924,938	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of March 31, 2007, our core deposits were $489.945 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

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

Long-term borrowings consist of advances from the FHLB, a mortgage loan on our former headquarters building, and a line of credit and totaled $143.618 million and $132.557 million at March 31, 2007 and December 31, 2006, respectively. The long-term line of credit is used to fund Finance Maryland’s lending business. As of March 31, 2007, total borrowings under this line were $47.000 million, up from $38.000 million at December 31, 2006. In March of 2006, we purchased our former headquarters building and assumed the existing mortgage loan on the property. As of March 31, 2007, the balance on the loan was $9.519 million compared to $9.557 million as of December 31, 2006.  FHLB long-term advances remained unchanged at $85.000 million; however, $60.000 million of the advances are now recorded at fair value ($62.099 million) in accordance with SFAS No. 159.  See more detailed discussion about the advances recorded at fair value under “Cumulative Effect of Accounting Change” above.

 Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings increased $1.593 million, from $40.884 million at December 31, 2006 to $42.477 million at March 31, 2007, as deposit attrition led to the need for additional borrowings.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both March 31, 2007 and December 31, 2006.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $25.799 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $45.701 million of the Trust Preferred Securities qualify as Tier II capital at March 31, 2007.

Capital Resources

Stockholders’ equity decreased $1.231 million in the first three months of 2007 to $77.398 million from $78.629 million as of December 31, 2006.  Retained earnings grew by the retention of net income of $100,000 for the first three months of 2007, offset by a net cumulative effect of accounting change adjustment of $2.244 related to our adoption of SFAS No. 159 effective January 1, 2007.

Common stock and additional paid-in-capital decreased by $13,000 due to stock repurchases of $139,000, partially offset by the sale of stock through the exercise of options and warrants ($10,000), shares issued through the employee stock purchase plan ($99,000), and stock compensation awards ($16,000).  Accumulated other comprehensive loss improved by $926,000 due to the increase in estimated fair values of the securities portfolio and the cumulative effect of accounting change adjustment related to investment securities.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2007	2006	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	8.3%	7.8%	4.0%
The Bank	7.8%	7.3%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	10.0%	10.0%	4.0%
The Bank	9.5%	9.6%	4.0%
Total capital to risk-weighted assets:
Consolidated	15.7%	15.6%	8.0%
The Bank	11.6%	11.7%	8.0%

Results of Operations

Net Income

For the three months ended March 31, 2007, net income totaled $100,000 compared to $1.660 million for the three month period ended March 31, 2006.  Basic earnings per share for the first three months of 2007 totaled $0.02 compared to $0.26 per share for the same period of 2006, while diluted earnings per share totaled $0.02 for the first three months of 2007compared to $0.25 for the first three months of 2006. Earnings for the three months ended March 31, 2007 were impacted by lower net interest income, a higher provision for loan losses and growth in noninterest expenses, partially offset by higher noninterest income.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets for the three months ended March 31, 2007 was 0.03% compared to 0.51% for the corresponding period in 2006. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity for the three months ended March 31, 2007 was 0.51% compared to 9.27% for the corresponding period in 2006.  All profitability indicators were negatively affected by the lower net income.

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

Net interest income for the first three months of 2007 totaled $11.207 million, a decrease of $1.035 million from $12.242 million for the three months ended March 31, 2006. The decline in net interest income during 2007 was due to both an increase in the average rate paid on interest-bearing liabilities, from 3.80% for the three months ended March 31, 2006 to 4.41% for the three months ended March 31, 2007, a decrease in the volume of average earning assets, from $1.225 billion for the three months ended March 31, 2006 to $1.113 billion as of March 31, 2007, and a significantly higher level of loans moved to nonaccrual status.  In addition, we also experienced a decline in non-interest bearing funding sources.  The increased average rate paid on interest-bearing liabilities was partially offset by lower average balances of interest-bearing deposits and borrowings, which decreased from $1.074 billion for the three months ended March 31, 2006 to $989.640 million for the three months ended March 31, 2007. The yield on average earning assets increased from 7.30% for the three months ended March 31, 2006 to 7.92% for the three months ended March 31, 2007.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates.  The net interest margin increased slightly to 3.99% for the three months ended March 31, 2007, as compared to 3.97% for the comparable period in 2006.

Interest income.  Total interest income decreased by $336,000 due to the impact of the additional loans placed on nonaccrual status during the quarter, which reduced interest income approximately $740,000 and the sale of approximately $100 million in investment securities during the fourth quarter of 2006, which reduced interest on investments in 2007.  Overall earning asset growth has moderated in 2007, as higher interest rates have dampened loan demand, loan principal prepayments have increased, and a flat treasury yield curve has discouraged the purchase of investment securities due to the narrow spread between investment yields and funding sources.  Average loans outstanding increased by $11.595 million, with increases in commercial loans and lines of credit (+$6.691 million), commercial residential construction (+$25.788 million), residential mortgages (+$16.605 million), and consumer loans (+$23.535 million), offset by decreases in commercial mortgages (-$32.474 million) and consumer residential construction loans (-$28.550 million).  Average loans held for sale decreased $7.924 million and average investment securities decreased by $142.255 million (primarily due to the 2006 balance sheet restructuring in which we sold securities in order to pay down debt).  Yields on earning assets for the period increased to 7.92% from 7.30% due primarily to the higher rate environment in 2007.  The yield on total loans increased from 8.30% to 8.56%, driven by increased rates on most loan types.

Interest expense.  Interest expense increased by $699,000, due primarily to increases in the average rate paid on interest-bearing liabilities, which increased from 3.80% for the three months ended March 31, 2006 to 4.41% for the three months ended March 31, 2007, primarily as a result of the higher interest rate environment in 2007.  The increase in the rate paid on deposits from 2.96% for the three months ended March 31, 2006 to 3.81% for the three months ended March 31, 2007 was driven primarily by increases in the rates on money market accounts and time deposits.  Average interest-bearing deposits increased by $45.735 million primarily due to an increase in the volume of money market deposits.  A decrease in average borrowings of $129.915 million was due to primarily to a balance sheet restructuring during the fourth quarter of 2006, in which we sold some securities and paid down borrowings with the proceeds.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended March 31,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$73,276	$1,235	6.74%	$66,585	$1,019	6.12%
Residential construction - commercial	138,626	2,612	7.54%	112,838	2,447	8.68%
Commercial mortgages	315,853	5,789	7.33%	348,327	6,173	7.09%
Residential construction - consumer	94,026	2,028	8.73%	122,576	2,248	7.43%
Residential mortgages	58,212	633	4.35%	41,607	574	5.52%
Consumer	179,396	6,054	13.54%	155,861	5,081	13.09%
Total loans	859,389	18,351	8.56%	847,794	17,542	8.30%
Loans held for sale	73,530	1,384	7.53%	81,454	1,486	7.32%
Investment securities, trading and AFS	131,678	1,647	5.00%	273,933	3,022	4.41%
Interest-bearing deposits	41,609	503	4.84%	9,236	97	4.21%
Restricted stock investments, at cost	6,550	94	5.76%	12,479	168	5.39%

Total earning assets	1,112,756	21,979	7.92%	1,224,896	22,315	7.30%

Allowance for loan losses	(12,358)			(11,778)
Cash and other nonearning assets	148,688			116,829
Total assets	$1,249,086	21,979		$1,329,947	22,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$9,525	5	0.23%	$12,147	6	0.21%
Savings deposits	59,135	45	0.31%	70,141	53	0.30%
Money market deposits	281,292	2,591	3.74%	216,246	1,371	2.57%
Time deposits	387,787	4,288	4.48%	393,470	3,617	3.73%
Total interest-bearing deposits	737,739	6,929	3.81%	692,004	5,047	2.96%
Borrowings	251,901	3,843	6.19%	381,816	5,026	5.34%

Total interest-bearing liabilities	989,640	10,772	4.41%	1,073,820	10,073	3.80%

Noninterest-bearing demand deposits	169,908			177,295
Other noninterest-bearing liabilities	10,561			6,196
Stockholders’ equity	78,977			72,636
Total liabilities and stockholders’ equity	$1,249,086	10,772		$1,329,947	10,073

Net interest income/net interest spread		$11,207	3.51%		$12,242	3.50%
Net interest margin			3.99%			3.97%

(1)             Nonaccrual loans are included in average loans.

(2)             There are no tax equivalency adjustments

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.  Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2007			March 31, 2006
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$109	$107	$216	$64	$(76)	$(12)
Residential construction - commercial	(1,575)	1,740	165	277	893	1,170
Commercial mortgages	1,130	(1,514)	(384)	286	793	1,079
Residential construction - consumer	1,725	(1,945)	(220)	49	(130)	(81)
Residential mortgages	(616)	675	59	(50)	9	(41)
Consumer	181	792	973	865	652	1,517
Total loans	954	(145)	809	1,491	2,141	3,632
Loans held for sale	242	(344)	(102)	406	318	724
Investment securities, trading and AFS	2,293	(3,668)	(1,375)	139	(439)	(300)
Interest-bearing deposits	17	389	406	48	(18)	30
Restricted stock investments, at cost	72	(146)	(74)	61	9	70

Total interest income	3,578	(3,914)	(336)	2,145	2,011	4,156

Interest paid on:
Interest-bearing deposits:
NOW deposits	3	(4)	(1)	1	—	1
Savings deposits	10	(18)	(8)	—	—	—
Money market deposits	734	486	1,220	765	38	803
Time deposits	1,022	(351)	671	599	136	735
Total interest-bearing deposits	1,769	113	1,882	1,365	174	1,539
Borrowings	4,036	(5,219)	(1,183)	1,152	467	1,619

Total interest expense	5,805	(5,106)	699	2,517	641	3,158

Net interest income	$(2,227)	$1,192	$(1,035)	$(372)	$1,370	$998

Noninterest Income

Noninterest income for the three months ended March 31, 2007 was $6.949 million, an increase of $951,000 or 15.9% for the comparable period of 2006 primarily due to $887,000 in gains on sales of investment securities during the first quarter of 2007.  Also contributing to the higher noninterest income was an increase in gains on sale of mortgage loans, other mortgage-banking revenue, brokerage fees, BOLI income, and commissions on sales of other insurance products, partially offset by decreased service charges on deposit accounts.

Mortgage-banking revenue increased to $2.323 million in 2007 compared to $2.068 million in 2006 due to increased revenue realized on the sale of reverse mortgages.  Brokerage commissions increased $213,000 for the three months ended March 31, 2007, primarily due to increased annuity sales.  Deposit service charges declined to $1.471 million for the three months ended March 31, 2007 from $1.679 million for the three months ended March 31, 2006 due to reduced overdraft fee income.  We also recognized a $111,000 trading loss related to securities and long-term borrowings that we record at fair value in accordance with SFAS No. 159.

Noninterest expenses

For the three months ended March 31, 2007, noninterest expenses increased $2.129 million or 13.7% to $17.647 million compared to $15.518 million for the same period of 2006.  Salary and employee benefits expenses increased $925,000 due to additional personnel costs for staffing hired to support the expansion of the consumer finance company and mortgage activities, and increased cost of employer provided health care.  Occupancy expenses increased $537,000 to $2.240 million for the three months ended March 31, 2007 from $1.703 million for the three months ended March 31, 2006 due to additional space for the new executive and administrative offices occupied during the third quarter of 2006.  Service and maintenance expense also increased ($206,000) due to increased locations.  We also recorded additional secondary marketing reserves of $33,000 through other operating expenses to reflect the declines in fair market value incurred during the quarter for certain residential mortgage loans transferred from loans held for sale during the third quarter and to increase our reserves for potential loan repurchases.

The following table shows the breakout of noninterest expense:

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Salaries and employee benefits	$9,357	$8,432
Occupancy	2,240	1,703
Furniture, fixtures and equipment	863	800
Secondary marketing reserve	33	—
Professional services	350	202
Advertising	511	466
Data processing	429	449
Service and maintenance	744	538
Office supplies	197	193
ATM servicing expenses	230	283
Printing	179	159
Corporate insurance	116	104
OREO expense	86	(4)
Consulting fees	194	160
Marketing/promotion	220	312
Postage	275	251
Overnight delivery/courier	226	216
Security	95	61
Dues and memberships	121	160
Loan collection expenses	176	146
Other	1,005	887
	$17,647	$15,518

Income Taxes

We recorded an income tax benefit of $128,000 on a loss before taxes of $28,000, resulting in an effective tax rate of (457.1)% for the three month period ended March 31, 2007 in comparison to income tax expense of $640,000 on income before taxes of $2.300 million, resulting in an effective tax rate of 27.8% for the three month period ended March 31, 2006. The effective tax rate decreased due to higher levels of tax-exempt income in 2007 as compared to 2006. There were no changes in the statutory income tax rates in 2007.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $256.787 million at March 31, 2007. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $115.194 million, or 44.9% of the $256.787 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $18.862 million, or 7.3% of the $256.787 million at March 31, 2007, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $5.635 million, or 2.2% of the $256.787 million at March 31, 2007, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $37.997 million, or 14.8% of the $256.787 million at March 31, 2007, are generally open ended. At March 31, 2007, available home equity lines totaled $79.099 million, or 30.8% of the $256.787 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of March 31, 2007, we plan on expending approximately $3.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $136.747 million at March 31, 2007 compared to $42.969 million as of December 31, 2006.  Our loan to deposit ratio stood at 93.7% as of both March 31, 2007 and December 31, 2006.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained.  As of March 31, 2007, we maintained lines of credit totaling $559.756 million, with available borrowing capacity of $157.243 million based upon loans and investments available for pledging.

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material for 2007 or 2006.

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

During the first quarter of 2007, we curtailed our forward loan commitments and the corresponding hedging using forward contracts to sell securities due to the significantly lower production volume of loans during that time.  Most of the loans sold during the first quarter of 2007 were done so on a best efforts basis.  It is probable that we will resume selling loans on a mandatory delivery basis later in the year and at that time will also resume our hedging of the transactions.

As of March 31, 2007, we had no forward contracts to sell any securities.

Information pertaining to the notional amounts of our derivative financial instruments follows as of March 31, 2007.   These derivative financial instruments are recorded in our consolidated balance sheet at fair value.

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$25,819	$25,761

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$80,875	$80,933

Forward contracts to sell mortgage-backed securities and Eurodollars	$—	$—

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Results of operations for financial institutions, including ours, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our loan portfolio is concentrated primarily in central Maryland and portions of Maryland’s eastern shore and is, therefore, subject to risks associated with these local economies.

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2007, we had a one year cumulative positive gap of approximately $229.593 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2007, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	2%	-2%

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

An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-Q, was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

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

Item 1a — Risk Factors

There have been no material changes from the Risk Factors previously disclosed in Item 1A of Part I of our Form 10-K for the year ended December 31, 2006.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
	Total		Total Number	Number of
	Number	Average	of Shares	Shares Yet
	of Shares	Price Paid	Purchased as	to Purchase
	Purchased	Per Share	Part of Plan	Under Plan
January 2007	7,500	$18.63	170,825	129,175
February 2007	—	—	170,825	129,175
March 2007	—	—	170,825	129,175

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

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held May 1, 2007, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2010 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against
Edith B. Brown	5,278,295	691,832
George H. Mantakos	5,279,830	690,297
Michael R. Watson	5,266,846	703,281
Hector Torres	5,276,373	693,754

In addition to the election of four directors at the annual meeting, the terms of nine directors continued after the meeting. The continuing directors were: Edwin F. Hale Sr., Barry B. Bondroff, Patricia Schmoke, MD, John Brown III, Joseph A. Cicero, Howard Friedman, John J. Oliver, Jr., John McDaniel and Robert Caret.

Also, at the Company’s Annual Meeting of Stockholders held May 1, 2007, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
1,725,343	2,838,958	22,722	1,383,104

Item 5 — Other Information

None

Item 6 — Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	5/10/07	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	5/10/07	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith