Form 10-Q
period 2007-06-30
FIRST MARINER BANCORP
filed 2007-08-09
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

The number of shares of common stock outstanding as of August 3, 2007 is 6,437,181 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$33,316	$36,734
Federal funds sold and interest-bearing deposits	77,798	6,235
Trading securities, at fair value	38,095	—
Securities available for sale, at fair value	52,103	147,290
Loans held for sale	97,276	94,371
Loans receivable	826,325	866,459
Allowance for loan losses	(12,550)	(12,399)
Loans, net	813,775	854,060
Other real estate owned	15,388	2,440
Restricted stock investments	5,983	6,449
Premises and equipment, net	52,585	49,062
Accrued interest receivable	8,092	10,579
Deferred income taxes	8,685	6,806
Bank-owned life insurance	34,192	33,492
Prepaid expenses and other assets	14,897	15,772

Total assets	$1,252,185	$1,263,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$170,660	$186,720
Interest-bearing	733,486	738,218
Total deposits	904,146	924,938
Short-term borrowings	42,560	40,884
Long-term borrowings, at fair value	61,296	—
Long-term borrowings	85,982	132,557
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	11,038	12,558
Total liabilities	1,178,746	1,184,661

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,437,181 and 6,427,725 shares issued and outstanding, respectively	322	321
Additional paid-in capital	57,227	57,123
Retained earnings	16,035	22,109
Accumulated other comprehensive loss	(145)	(924)
Total stockholders’ equity	73,439	78,629

Total liabilities and stockholders’ equity	$1,252,185	$1,263,290

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest income:
Loans	$19,901	$20,668	$39,636	$39,696
Investments and other earning assets	2,490	3,520	4,734	6,807
Total interest income	22,391	24,188	44,370	46,503
Interest expense:
Deposits	6,980	5,585	13,909	10,632
Short-term borrowings	302	2,697	617	4,694
Long-term borrowings	3,651	3,264	7,179	6,293
Total interest expense	10,933	11,546	21,705	21,619
Net interest income	11,458	12,642	22,665	24,884
Provision for loan losses	2,515	623	3,053	1,045
Net interest income after provision for loan losses	8,943	12,019	19,612	23,839
Noninterest income:
Gain on sale of mortgage loans	457	2,263	2,050	3,706
Other mortgage-banking revenue	619	799	1,349	1,424
ATM fees	855	824	1,571	1,609
Service fees on deposits	1,642	1,769	3,113	3,448
Trading gain (loss) on securities and long-term borrowings	47	—	(64)	—
Gain on investment securities, net	—	—	887	—
Commissions on sales of nondeposit investment products	243	122	550	216
Income from bank-owned life insurance	365	256	700	508
Commissions on sales of other insurance products	746	753	1,333	1,318
Other	435	601	869	1,154
Total noninterest income	5,409	7,387	12,358	13,383
Noninterest expense:
Salaries and employee benefits	8,961	9,006	18,317	17,438
Occupancy	2,322	1,932	4,563	3,635
Furniture, fixtures and equipment	907	750	1,769	1,550
Professional services	449	257	799	459
Advertising	409	397	920	863
Data processing	485	468	914	917
ATM servicing expenses	279	242	508	525
Write-downs and costs of other real estate owned	837	4	923	—
Secondary marketing valuation	2,319	—	2,352	—
Service and maintenance	559	528	1,303	1,066
Other	2,951	2,702	5,756	5,349
Total noninterest expense	20,478	16,286	38,124	31,802
Net (loss) income before income taxes	(6,126)	3,120	(6,154)	5,420
Income tax (benefit) expense	(2,262)	919	(2,390)	1,559
Net (loss) income	$(3,864)	$2,201	$(3,764)	$3,861
Net (loss) income per common share:
Basic	$(0.60)	$0.35	$(0.59)	$0.62
Diluted	$(0.60)	$0.33	$(0.59)	$0.58

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,764)	$3,861
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation	29	51
Excess tax benefit on share-based compensation	—	(7)
Depreciation and amortization	2,503	2,200
Amortization of unearned loan fees and costs, net	(305)	(612)
Amortization of premiums and discounts on loans, net	(472)	(368)
Amortization of premiums and discounts on mortgage-backed securities, net	7	115
Loss on trading securities	64	—
Gain on sale of securities available for sale	(887)	—
Gain on sale of mortgage loans	(2,050)	(3,706)
Decrease (increase) in accrued interest receivable	2,487	(713)
Provision for loan losses	3,053	1,045
Write-downs and losses on sale of other real estate owned	1,030	(9)
Secondary marketing reserve	2,352	—
Loss on disposal of premises and equipment	—	2
Increase in cash surrender value of bank-owned life insurance	(700)	(508)
Originations of mortgage loans held for sale	(495,550)	(615,874)
Proceeds from mortgage loans held for sale	493,694	592,526
Net (decrease) increase in accrued expenses and other liabilities	(5,013)	4,198
Net decrease (increase) in prepaids and other assets	809	(1,360)
Net cash used in operating activities	(2,713)	(19,159)
Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	52,222	(9,858)
Repurchase of loans previously sold	(29,851)	—
Purchases of premises and equipment	(6,047)	(6,030)
Proceeds from disposals of premises and equipment	21	15
Redemptions of restricted stock investments	466	201
Maturities/calls/repayments of trading securities	2,050	—
Activity in securities available for sale:
Sales of securities available for sale	1,301	—
Maturities/calls/repayments of securities available for sale	54,656	12,402
Purchase of securities available for sale	(999)	(5,250)
Proceeds from sales of other real estate owned	2,662	875
Net cash provided by (used in) investing activities	76,481	(7,645)
Cash flows from financing activities:
Net (decrease) increase in deposits	(20,792)	6,759
Net increase in other borrowed funds	15,102	20,795
Excess tax benefit on share-based compensation	—	7
Proceeds from stock issuance	207	347
Repurchase of common stock, net of costs	(140)	—
Net cash (used in) provided by financing activities	(5,623)	27,908
Increase in cash and cash equivalents	68,145	1,104
Cash and cash equivalents at beginning of period	42,969	45,835
Cash and cash equivalents at end of period	$111,114	$46,939
Supplemental information:
Interest paid on deposits and borrowed funds	$21,633	$21,308
Income taxes paid	$—	$1,616
Real estate acquired in satisfaction of loans	$16,640	$1,000
Transfer of loans held for sale to loan portfolio	$1,001	$—

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

(Information as of and for the three and six months
ended June 30, 2007 and 2006 is unaudited)

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

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”) (which changed its name from Finance Maryland, LLC, effective August 1, 2007), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “allowance”), the valuation allowance on repurchased loans, other than temporary impairment of investment securities, accounting for gain on sale of mortgage loans, determination of changes in fair value for the derivative loan commitments, use of derivatives to manage interest rate risk, and deferred tax assets.

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

NOTE 2 — COMPREHENSIVE INCOME

The following table shows the Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$(3,864)	$2,201	$(3,764)	$3,861
Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $0, $0, $625 and $0, respectively	—	—	993	—
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $(92), $(426), $208, and $(1,172), respectively)	(147)	(677)	330	(1,862)
Less: reclassification adjustment for gains (net of taxes of $0, $0, $343, and $0, respectively) included in net (loss) income	—	—	(544)	—
Total other comprehensive (loss) income	(147)	(677)	779	(1,862)
Total comprehensive (loss) income	$(4,011)	$1,524	$(2,985)	$1,999

NOTE 3 — PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three and six month periods ended June 30, 2007, all options were antidilutive and excluded from the computations.  For both the three and six month periods ended June 30, 2006, there were 8,600 shares which were antidilutive and excluded from the computations.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands, except for per share data)
Net (loss) income - basic and diluted	$(3,864)	$2,201	$(3,764)	$3,861
Weighted-average share outstanding - basic	6,430,015	6,276,362	6,425,439	6,270,629
Dilutive securities - options and warrants	—	352,783	—	342,364
Adjusted weighted-average shares outstanding - dilutive	6,430,015	6,629,145	6,425,439	6,612,993
(Loss) earnings per share - basic	$(0.60)	$0.35	$(0.59)	$0.62
(Loss) earnings per share - diluted	$(0.60)	$0.33	$(0.59)	$0.58

NOTE 4 — STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. As of June 30, 2007, 793,539 of the outstanding options are fully vested and 5,933 of the outstanding options vest over a three year period.  All options expire ten years after the date of grant.  There have been no modifications to the existing plan.  We recognized stock compensation expense, net of taxes, of $13,000, $51,000, $29,000 and $51,000, for the three and six months ended June 30, 2007 and 2006 respectively.  We anticipate incurring an additional $21,000 in compensation expense, net of taxes, over the next three years related to the unvested options.

Information with respect to stock options is as follows for the six months ended June 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	793,022	$12.84
Granted	11,450	14.58
Exercised	(2,500)	11.20
Forfeited/Cancelled	(2,500)	17.76
Outstanding at end of period	799,472	$12.85	5.8	$15,704
Exercisable at end of period	793,539	$12.85	5.7	$12,974

The weighted average fair values of our option grants for the six months ended June 30, 2007 and 2006 were $6.28 and $5.71, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended June 30, 2007 and 2006:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	28.38%	15.61%
Risk-free interest rate	4.63%	5.12%
Expected lives	8 years	8 years

The total intrinsic value of options exercised and the related tax benefit during the six months ended June 30, 2007 and 2006 amounted to $11,320, $81,288, $0, and $31,393, respectively, and proceeds from exercises of stock options amounted to $28,005 and $163,692 for the six months ended June 30, 2007 and 2006, respectively.

While our employee stock purchase plan provides for a 10% discount from market value at issuance, we do not recognize compensation expense on the discount because substantially all employees that meet limited employment qualifications may participate in the plan on an equitable basis; the plan incorporates no option features, the purchase price is based solely on the market price of the shares at the date of purchase, and employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously paid and;  the discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at June 30, 2007 whose contract amounts represent potential credit risk is as follows:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Commitments to extend credit (includes unused lines of credit)	$232,513	$294,227
Standby letters of credit	4,548	4,677

We have established a reserve for potential loan repurchases in the amount of $1.705 million as of June 30, 2007.  This reserve is included in other liabilities and is based on projections made by management on the volume of future loans repurchases.  These projections contain assumptions that are continually updated as circumstances and experiences change.

NOTE 6 — SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments—commercial and consumer banking, consumer finance, and mortgage-banking.  Commercial and consumer banking is conducted through First Mariner Bank (the “Bank”) and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Consumer finance is conducted through Mariner Finance, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.  Mortgage-banking is conducted through First Mariner Mortgage, a division of the Bank, and involves originating first- and second-

lien residential mortgages for sale in the secondary market and to the Bank.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding our business segments:

For the six month period ended June 30, 2007:

	Commercial and	Consumer	Mortgage-
	Consumer Banking	Finance	Banking	Total
	(dollars in thousands)
Interest income	$33,625	$7,892	$2,853	$44,370
Interest expense	17,910	1,945	1,850	21,705
Net interest income	15,715	5,947	1,003	22,665
(Recovery of) provision for loan losses	(2,141)	903	4,291	3,053
Net interest income (loss) after provision for loan losses	17,856	5,044	(3,288)	19,612
Noninterest income	7,924	1,561	2,873	12,358
Noninterest expense	24,512	5,177	8,435	38,124
Net intersegment income	83	—	(83)	—
Net income (loss) before income taxes	$1,351	$1,428	$(8,933)	$(6,154)
Total assets	$1,082,037	$72,872	$97,276	$1,252,185

For the six month period ended June 30, 2006:

	Commercial and	Consumer	Mortgage-
	Consumer Banking	Finance	Banking	Total
	(dollars in thousands)
Interest income	$36,272	$6,569	$3,662	$46,503
Interest expense	17,687	1,461	2,471	21,619
Net interest income	18,585	5,108	1,191	24,884
Provision for loan losses	100	945	—	1,045
Net interest income after provision for loan losses	18,485	4,163	1,191	23,839
Noninterest income	6,868	1,575	4,940	13,383
Noninterest expense	21,623	4,665	5,514	31,802
Net intersegment income	(119)	—	119	—
Net income before income taxes	$3,611	$1,073	$736	$5,420
Total assets	$1,219,742	$57,485	$119,405	$1,396,632

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In May 2007, the FASB issued FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  These interpretations are effective for fiscal years beginning after December 15, 2006.  The adoption of these interpretations did not have a material impact on our financial condition, results of operations or liquidity.

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

We adopted SFAS No. 159 on January 1, 2007.  The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change through retained earnings in the financial statements and is detailed as follows:

	Balance Sheet January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet January 1, 2007 After Adoption of Fair Value Option
	(dollars in thousands)
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038
Pre-tax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

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

As a result of our early adoption of SFAS No. 159, we elected to transfer $42.000 million of investment securities previously held as available for sale to trading securities.  These securities were selected based upon their yield (under 5%) and quality of available pricing data.  The average life of the bonds selected was 5.22 years.  In addition, we elected to record $60.000 million of our long-term borrowings at fair value.  The borrowings selected were fixed rate (6.07%) with an average remaining life of 3.24 years and have a consistent and reliable pricing source.  Retained earnings as of January 1, 2007 was reduced by $2.244 million, net of tax, as a result of the election. This is a permanent adjustment to retained earnings; however, there is no impact to total stockholders’ equity from the investment reclassification because the market value adjustment of the available for sale securities was already recorded in accumulated other comprehensive loss. This one-time charge will not be recognized in current earnings based upon application of SFAS No. 159. In addition, a pre-tax loss of approximately $64,000 was recognized in the first six months of 2007 due to a net decrease in the fair value of these financial instruments since January 1, 2007.

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

The following table shows details of the financial instruments as of June 30, 2007 for which we elected to apply the fair value option:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Trading Gains and (Losses)	Total Changes In Fair Values Included In Period Earnings
	(dollars in thousands)
Trading securities	$38,095	$38,095	$—	$(806)	$(806)
Long-term debt at fair value	61,296	—	61,296	742	742

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

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).  The Bank is the largest operating subsidiary of the Company with assets exceeding $1.1 billion as of June 30, 2007. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   The Bank opened its first branch in Pennsylvania during the first quarter of 2007.  The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  During 2006, First Mariner Mortgage expanded its secondary marketing activities significantly and began hedging the interest rate risk associated with mortgage-banking activities.  During 2007, such activity decreased significantly due to decreased loan demand resulting in a decline in originations, a reduction in the types of products that we offer, and tightening of our underwriting standards.  During the second quarter of 2007, we closed the wholesale lending division of First Mariner Mortgage.

Mariner Finance (formerly Finance Maryland) engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Mariner Finance currently operates 18 branches, including a central approval office, in the State of Maryland and four branches in the state of Delaware.  Mariner Finance had total assets of $72.9 million as of June 30, 2007.

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

The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans.  Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio.  Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio and peer comparisons are also factors.  The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry, and environmental and economic conditions specific to the Bank’s service areas.  Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes 90 days past due as to principal or interest. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

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

Loan Repurchases

Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies, or return premiums paid by those investors should the loan be paid off early.  These covenants are usual and customary within the mortgage-banking industry and generally apply for the first 30 to 90 days after the loan has been purchased by the investor.  We maintain a reserve (included in other liabilities) for potential losses relating to these sales covenants and also provide a valuation allowance for the devaluation of repurchased loans as a result of their delinquency status.

Loans repurchased are accounted for under AICPA Statement of Position (“SOP”) 3-03, Accounting for Purchases of Impaired Loans.  Under the SOP, loans repurchased must be recorded at market value at the time of repurchase with any deficiency for recording the loan compared to proceeds paid recorded as a valuation allowance and charged to noninterest expense.  Repurchased loans are carried on the balance sheet in the loan portfolio.  Any further change in the underlying risk profile or further impairment is recorded as a specific reserve in the Company’s allowance for loan losses through the provision for loan losses.

Repurchased loans which are foreclosed upon are transferred to Other Real Estate Owned at the time of ratification of foreclosure and recorded at estimated fair value.  Any difference between the carrying amount of the loan and its estimated fair value upon foreclosure is charged to the valuation allowance set up for repurchased loans that is separate from the allowance for loan losses.  These assets remain in Other Real Estate Owned until their disposition.  Any declines in value during this time reduce the carrying amounts through a charge to noninterest expense.

Cumulative Effect of Accounting Change

We adopted SFAS No. 159 effective January 1, 2007.  The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change in the financial statements through retained earnings and is detailed as follows:

	Balance Sheet January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet January 1, 2007 After Adoption of Fair Value Option
	(dollars in thousands)
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038
Pre-tax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

See Note 7 to the Consolidated Financial Statements above for additional information about our adoption of SFAS No. 159.

Financial Condition

The Company’s total assets were $1.252 billion at June 30, 2007, compared to $1.263 billion at December 31, 2006, decreasing $11.105 million for the first six months of 2007.  Earning assets decreased $23.224 million or 2.1% to $1.098 billion at June 30, 2007 from $1.121 billion at December 31, 2006.  The decrease in assets was due to decreases in cash and due from banks (-$3.418 million), investment securities, both trading and available for sale (-$57.092 million), and net loans outstanding (-$40.285 million), partially offset by increases in loans held for sale (+$2.905 million) and short-term investments (+$71.563 million).  We also experienced decreases in deposits (-$20.792 million), partially offset by increases in short-term (+$1.676 million) and long-term (+$14.721 million) borrowings.

Investment securities available for sale

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  Investment securities available for sale declined $95.187 million due to the transfer of securities available for sale to the trading securities portfolio, security sales of $1.301 million, and normal principal payments on mortgage-backed securities and scheduled maturities of other investments ($54.656 million).  These decreases were offset by additional purchases of securities of $999,000. At June 30, 2007, our unrealized loss on securities classified as available for sale totaled $232,000, compared to a loss of $1.505 million at December 31, 2006.  The improvement resulted from the transfer of certain securities to the trading portfolio.

The investment securities available for sale portfolio composition is as follows:

	June 30, 2007		December 31, 2006
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Investment securities available for sale:
Mortgage-backed securities	$18,581	35.7%	$62,281	42.3%
Trust preferred securities	24,433	46.9%	33,028	22.4%
US government agency notes	—	—	39,894	27.1%
US Treasury securities	999	1.9%	998	0.7%
Obligations of state and municipal subdivisions	2,960	5.7%	2,965	2.0%
Corporate obligations	1,979	3.8%	1,988	1.3%
Equity securities	652	1.2%	1,395	1.0%
Foreign government bonds	1,500	2.9%	1,750	1.2%
Other investment securities	999	1.9%	2,991	2.0%
Total investment securities available for sale	$52,103	100.0%	$147,290	100.0%

Loans

Total loans decreased $40.134 million during the first six months of 2007.  Higher balances occurred in our residential mortgage loan portfolio (+$6.120 million) primarily due to repurchases of loans previously sold on the secondary market.  Our loans secured by second mortgages, consumer loans, and our loans secured by deposits and other increased by $7.307 million, $824,000, and $411,000, respectively.  The growth in these loan types was offset by decreases in our commercial real estate portfolio (-$36.873 million), commercial construction portfolio (-$5.932 million), consumer residential construction portfolio (-$4.204 million), and our commercial portfolio (-$8.437 million).  The total loan portfolio was comprised of the following:

	June 30, 2007		December 31, 2006
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Loans secured by first mortgages on real estate:
Residential	$62,844	7.6%	$56,724	6.5%
Commercial	281,363	34.0%	318,236	36.7%
Consumer residential construction	93,802	11.3%	98,006	11.3%
Commercial/residential construction	131,837	16.0%	137,769	15.9%
	569,846	68.9%	610,735	70.4%
Commercial	70,564	8.5%	79,001	9.1%
Loans secured by second mortgages on real estate	109,674	13.3%	102,367	11.8%
Consumer loans	74,014	9.0%	73,190	8.5%
Loans secured by deposits and other	2,368	0.3%	1,957	0.2%
Total loans	826,466	100.0%	867,250	100.0%
Unamortized loan discounts	(322)		(220)
Unearned loan fees, net	181		(571)
	$826,325		$866,459

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower to meet its obligations.  We manage credit risk by evaluating the risk profile of the borrower, repayment sources, the nature of the underlying collateral, and other support given current events, conditions and expectations.  We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies and evaluation processes are designed to minimize our risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.

 We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Our allowance for loan losses represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance for loan losses that includes a quarterly review process, risk rating, and adjustment to our allowance.  We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.  We evaluate the adequacy of our allowance for loan losses continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

The allowance for loan losses consists of three elements: (1) specific reserves and valuation allowances for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance.

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology, and perform various loan review functions.

The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function.  Our methodology employs management’s judgment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days.  During the first six months of 2007, management considered eleven commercial construction loans and nine commercial mortgage loans to be impaired under this criteria. As of June 30, 2007, we had impaired loans of $16.224 million, $13,334 million of which has been classified as nonaccrual.  The valuation allowance for impaired loans was $1.100 million as of June 30, 2007.

We place impaired loans on nonaccrual status when it is probable that we will be unable to collect any accrued and unpaid interest.  Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. All payments made on nonaccrual loans are applied to the principal balance of the loan.

Consumer

Our consumer portfolio includes residential mortgage loans and other loans to individuals.  Consumer and residential mortgage loans, excluding repurchased residential first- and second-lien loans, are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly.  Adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios.  Certain loans in the consumer portfolio identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.  We follow the same guidelines with regard to consumer nonaccrual loans as we do for commercial nonaccrual loans.  Consumer loans, being pools of smaller-balance homogeneous loans are collectively evaluated for impairment.  See discussion below under “Valuation Reserves on Repurchased Loans” for detailed discussion on determining reserves on repurchased loans.

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems.  Executive management reviews these conditions quarterly.  We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.

Valuation Reserves on Repurchased Loans

In accordance with AICPA Statement of Position (“SOP”) 3-03, Accounting for Purchases of Impaired Loans, we establish valuation reserves for repurchased loans originated for sale or transfer of loans from loans held for sale to the loan portfolio.  These reserves are in addition to and separate from the allowance for loan losses, and represent the difference between the principal and accrued interest on the repurchased loan, and the loan’s estimated fair value at the time of repurchase.  The valuation reserves ($3.084 million as of June 30, 2007) are not part of our allowance for loan losses of $12.550 million, but are in addition to it.

In establishing the valuation reserves, management needed to make significant assumptions concerning the ultimate collectibility of loans currently delinquent and their ultimate realizable value.  Additionally, a portion of these reserves are based upon projected volume of repurchases.  While these projections were made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, or changes in market values of those loans which are liquidated.  Management will update these assumptions continually as greater experience becomes available.

As of June 30, 2007, we maintained $20.098 million in loans that we have repurchased from investors in accordance with certain covenants in our sales agreements, net of a valuation allowance for these loans in the amount of $2.989 million that is in addition to and separate from the allowance for loan losses.  The following table shows the total portfolio of repurchased loans and their status as of June 30, 2007.

	Principal Balance	Valuation Allowance	Carrying Value	Additional Specific Reserves(1)
	(dollars in thousands)
Nonaccrual loans	$4,001	$2,080	$1,921	$1,921
Delinquent 1st mortgages	9,868	500	9,368	197
Modifications	7,930	409	7,521	406
Current loans	1,288	—	1,288	26
	$23,087	$2,989	$20,098	$2,550

(1)             Additional specific reserves are included in the allowance for loan losses

The nonaccrual, delinquent and modified loans are currently in the process of collection and the resolution of many of these loans may be through foreclosure of the property.  The purchased and accrued interest receivable relating to the delinquent and accruing first-lien mortgage loans is $625,000.  The modifications in the table represent repurchased loans we have renegotiated at below market rates in order to improve the borrower’s ability to pay.  All of these loans are less than 60 days past due as of June 30, 2007.

We also maintain $707,000, net of a valuation allowance of $96,000, in second-lien mortgage loans that we transferred from loans held for sale to our consumer loan portfolio.  These are loans similar to those that have been repurchased, but they were never sold.  Of the $707,000, $62,000 have been placed on nonaccrual, net of a valuation allowance of $78,000.  A substantial amount of these loans are on properties located in Northern Virginia, where the housing market has declined dramatically.

Our total allowance at June 30, 2007 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.  The changes in the allowance are presented in the following table:

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Allowance for loan losses, beginning of year	$12,399	$11,743
Loans charged off:
Commercial	(67)	—
Commercial/residential construction	—	—
Commercial mortgages	(340)	—
Residential construction—consumer	—	(9)
Residential mortgages	(262)	—
Consumer	(2,481)	(895)
Total loans charged off	(3,150)	(904)
Recoveries:
Commercial	—	—
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction—consumer	—	22
Residential mortgages	29	—
Consumer	219	206
Total recoveries	248	228
Net charge-offs	(2,902)	(676)
Provision for loan losses	3,053	1,045
Allowance for loan losses, end of period	$12,550	$12,112
Loans (net of premiums and discounts):
Period-end balance	$826,325	$860,748
Average balance during period	851,855	854,757
Allowance as a percentage of period-end loan balance	1.52%	1.41%
Percent of average loans:
Provision for loan losses (annualized)	0.72%	0.25%
Net charge-offs (annualized)	0.69%	0.16%

The following table summarizes our allocation of allowance by loan type:

	June 30, 2007			December 31, 2006
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$515	4.1%	8.5%	$926	7.5%	9.1%
Commercial/residential construction	2,005	16.0%	15.9%	2,749	22.2%	15.8%
Commercial mortgages	2,129	17.0%	34.0%	3,073	24.8%	36.7%
Residential construction—consumer	608	4.8%	11.4%	1,068	8.6%	11.3%
Residential mortgages	462	3.7%	7.6%	28	0.2%	6.5%
Consumer	5,108	40.7%	22.6%	2,928	23.6%	20.6%
Unallocated	1,723	13.7%	—	1,627	13.1%	—
Total	$12,550	100.0%	100.0%	$12,399	100.0%	100.0%

The following table provides information concerning nonperforming assets and past-due loans:

	June 30,	December 31,	June 30,
	2007	2006	2006
	(dollars in thousands)
Nonaccrual loans	$16,590	$4,158	$2,995
Real estate acquired by foreclosure	15,388	2,440	1,065
Total nonperforming assets	$31,978	$6,598	$4,060

Loans past-due 90 days or more and accruing	$15,425	$27,274	$4,466

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $12.550 million and $12.399 million as of June 30, 2007 and December 31, 2006, respectively.  The provision for loan losses recognized to maintain the allowance was $2.515 million and $3.053 million for the three and six months ended June 30, 2007, respectively, as compared to $623,000 and $1.045 million for the same period in 2006, respectively. The provision for loan losses increased primarily due to additional declines in value associated with our repurchased mortgage portfolio, which resulted in increases in allocated reserves for residential first mortgages of $381,000 and consumer second mortgages of $2.233 million. We recorded net charge-offs of $2.902 million during the first six months of 2007 compared to net charge-offs of $676,000 for the same period in 2006.   This increase was primarily attributable to increases in net charge-offs of commercial mortgages and repurchased second mortgages.  Total charge-offs for the Bank totaled $2.137 million, while Mariner Finance charge-offs were $1.013 million for the six months ended June 30, 2007.

During the first six months of 2007, annualized net charge-offs as compared to average loans outstanding increased to 0.69%, as compared to 0.16% during the same period of 2006, mostly due to a few large charge-offs in the commercial mortgage portfolio ($340,000) taken in the first half of 2007, increased charge-offs in our consumer portfolio consistent with the increase in our consumer loan portfolio balances and charge offs of previously repurchased second mortgages ($1.444 million).  The increases in the provision for loan losses from 2006 to 2007 and in the allocation of the allowance for consumer loans from $2.928 million to $5.108 million are also due to repurchased second mortgages.

Nonperforming assets, expressed as a percentage of total assets, totaled 2.55% at June 30, 2007, 0.52% at December 31, 2006 and 0.29% at June 30, 2006.  The increase as compared to June 30, 2006 reflects an increase in both residential real estate acquired by foreclosure and nonaccrual loans.  At June 30, 2007, there were a larger percentage of commercial and residential real estate loans classified as nonaccrual as compared to June 30, 2006, when a larger percentage consisted of commercial loans.  Loans past due 90 days or more and still accruing totaled $15.425 million as of June 30, 2007 compared to $27.274 million at December 31, 2006 and $4.466 million as of June 30, 2006.  Of the $15.425 million total, $948,000 is for two commercial construction loans, $4.158 million is for five commercial mortgage loans, and $10.296 million is for first-lien position residential mortgages.  The remainder of the loans past due 90 days or more represent $23,000 of consumer loans.

At June 30, 2007, the allowance for loan losses represented 39.2% of nonperforming assets compared to 187.9% at December 31, 2006.  Management believes the allowance for loan losses is adequate as of June 30, 2007.

Deposits

Deposits totaled $904.146 million as of June 30, 2007, decreasing $20.792 million or 2.2% from the December 31, 2006 balance of $924.938 million.  The decrease in deposits is primarily due to decreased time deposits and noninterest-bearing demand deposits, partially offset by increases in NOW, money market, and regular savings accounts.  The mix of deposits has changed somewhat during 2007, with a higher percentage of interest-bearing transaction accounts and regular savings accounts and less noninterest-bearing demand and time deposit accounts as of June 30, 2007 compared to December 31, 2006. The deposit breakdown is as follows:

	June 30, 2007		December 31, 2006
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW & money market savings deposits	$322,305	35.6%	$282,871	30.6%
Regular savings deposits	58,778	6.5%	58,377	6.3%
Time deposits	352,403	39.0%	396,970	42.9%
Total interest-bearing deposits	733,486	81.1%	738,218	79.8%
Noninterest-bearing demand deposits	170,660	18.9%	186,720	20.2%
Total deposits	$904,146	100.0%	$924,938	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of June 30, 2007, our core deposits were $462.917 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

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

Long-term borrowings consist of advances from the FHLB, a mortgage loan on our former headquarters building, and a line of credit, and totaled $147.278 million and $132.557 million at June 30, 2007 and December 31, 2006, respectively. The long-term line of credit is used to fund Mariner Finance’s lending business. As of June 30, 2007, total borrowings under this line were $51.500 million, up from $38.000 million at December 31, 2006. In March of 2005, we purchased our former headquarters building and assumed the existing mortgage loan on the property. As of June 30, 2007, the balance on the loan was $9.482 million compared to $9.557 million as of December 31, 2006.  FHLB long-term advances remained unchanged at $85.000 million; however, $60.000 million of the advances are now recorded at fair value ($61.296 million) in accordance with SFAS No. 159.  See more detailed discussion about the advances recorded at fair value under “Cumulative Effect of Accounting Change” above.

 Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings increased $1.676 million, from $40.884 million at December 31, 2006 to $42.560 million at June 30, 2007, due to an increase in short-term promissory notes.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both June 30, 2007 and December 31, 2006.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $24.528 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $46.972 million of the Trust Preferred Securities qualify as Tier II capital at June 30, 2007.

Capital Resources

Stockholders’ equity decreased $5.190 million in the first six months of 2007 to $73.439 million from $78.629 million as of December 31, 2006.  Retained earnings declined by the net loss of $3.764 million for the first six months of 2007 and the net cumulative effect of accounting change adjustment of $2.244 million related to our adoption of SFAS No. 159 effective January 1, 2007.

Common stock and additional paid-in-capital increased by $105,000 due to the sale of stock through the exercise of options and warrants ($28,000), shares issued through the employee stock purchase plan ($179,000), and stock compensation awards ($38,000), partially offset by stock repurchases of $140,000.  Accumulated other comprehensive loss improved by $779,000 due to the increase in estimated fair values of the securities portfolio and the cumulative effect of accounting change adjustment related to investment securities.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2007	2006	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	7.8%	7.8%	4.0%
The Bank	7.4%	7.3%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	9.6%	10.0%	4.0%
The Bank	9.2%	9.6%	4.0%
Total capital to risk-weighted assets:
Consolidated	15.4%	15.6%	8.0%
The Bank	11.3%	11.7%	8.0%

Results of Operations

Net Income

Six Months Ended June 30, 2007:

For the six months ended June 30, 2007, we realized a net loss of $3.764 million compared to net income of $3.861 million for the six month period ended June 30, 2006.  Basic and diluted losses per share for the first six months of 2007 totaled $(0.59) compared to basic and diluted earnings of $0.62 and $0.58 per share, respectively, for the same period of 2006. Earnings for the six months ended June 30, 2007 were impacted by a higher provision for loan losses and charges to noninterest expenses for valuation allowances and write-downs of other real estate owned related to repurchased mortgages.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the six months ended June 30, 2007 was (0.61)% compared to 0.58% for the corresponding period in 2006. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the six months ended June 30, 2007 was (9.98)% compared to 10.61% for the corresponding period in 2006.  All profitability indicators were significantly affected by the lower net income.

Three Months Ended June 30, 2007:

For the three months ended June 30, 2007, net losses totaled $3.864 million compared to net income of $2.201 million for the three month period ended June 30, 2006.  Basic and diluted losses per share for the first three months of 2007 totaled $(0.60) compared to basic and diluted earnings of $0.35 and $0.33 per share, respectively, for the same period of 2006.  Earnings for the three months ended June 30, 2007 reflected a higher provision for loan losses and charges to noninterest expenses for valuation allowances and write-downs of other real estate owned related to repurchased mortgages.  Our return on average assets (annualized) for the three months ended June 30, 2007 was (1.23)% compared to 0.64% for the corresponding period in 2006 and our return on average equity (annualized) for the three months ended June 30, 2007 was (20.66)% compared to 11.97% for the corresponding period in 2006.  The decline in these ratios was due to lower net income in the second quarter of 2007.

Net Interest Income

Six Months Ended June 30, 2007:

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

Net interest income for the first six months of 2007 totaled $22.665 million, a decrease of $2.219 million from $24.884 million for the six months ended June 30, 2006. The decline in net interest income during 2007 was due to both an increase in the average rate paid on interest-bearing liabilities, from 4.00% for the six months ended June 30, 2006 to 4.40% for the six months ended June 30, 2007, a decrease in the volume of average earning assets, from $1.242 billion for the six months ended June 30, 2006 to $1.115 billion as of June 30, 2007, and a significantly higher level of loans moved to nonaccrual status.  In addition, we also experienced a decline in non-interest bearing funding sources.  The increased average rate paid on interest-bearing liabilities was partially offset by lower average balances of interest-bearing deposits and borrowings, which decreased from $1.091 billion for the six months ended June 30, 2006 to $993.733 million for the six months ended June 30, 2007. The yield on average earning assets increased from 7.49% for the six months ended June 30, 2006 to 7.94% for the six months ended June 30, 2007.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates, as well as a different mix of earning assets and funding sources.  The net interest margin increased slightly to 4.02% for the six months ended June 30, 2007, as compared to 3.97% for the comparable period in 2006.

Interest income.  Total interest income decreased by $2.133 million due to decreased volume in average earning assets and the increase in the level of nonperforming assets.  Overall earning asset growth has moderated in 2007, as higher interest rates have dampened loan demand, loan principal prepayments have increased, and a flat treasury yield curve has discouraged the purchase of investment securities due to the narrow spread between investment yields and funding sources.  Average loans outstanding decreased slightly by $2.902 million, with decreases in commercial mortgages (-$44.820 million) and consumer residential construction loans (-$28.731 million), partially offset by increases in commercial loans and lines of credit (+$6.314 million), commercial/residential construction (+$24.079 million), residential mortgages (+$17.430 million), and consumer loans (+$22.826 million).  With respect to   the increase in consumer and residential mortgage loans, $26.862 million (net of valuation reserves of $2.989 million) is due to the repurchase of previously sold first- and second-lien mortgage loans.  Average loans held for sale decreased $14.012 million, primarily due to the closing of our wholesale mortgage operations and strengthened underwriting standards for mortgage loans sold.  Average investment securities decreased by $157.343 million.  Yields on earning assets for the period increased to 7.94% from 7.49% due primarily to the higher rate environment in 2007 and the sale of lower yielding investment securities in December of 2006.  The yield on total loans increased from 8.41% to 8.61%, driven by increased rates on most loan types.

Interest expense.  Interest expense remained relatively stable at $21.705 million for the six months ended June 30, 2007, compared to $21.619 million for the same period in 2006.  We experienced an increase in the average rate paid on interest-bearing liabilities, from 4.00% for the six months ended June 30, 2006 to 4.40% for the six months ended June 30, 2007, primarily as a result of the higher interest rate environment in 2007.  The increase in the rate paid on interest-bearing deposits from 3.09% for the six months ended June 30, 2006 to 3.80% for the six months ended June 30, 2007 was driven primarily by increases in the rates on money market accounts and time deposits.  Average interest-bearing deposits increased by $44.281 million primarily due to an increase in the volume of money market deposits.  A decrease in average borrowings of $141.429 million was due primarily from pay-offs of short-term advances from the FHLB and decreased borrowings on the mortgage loan warehouse line of credit, partially offset by subordinated debt issued late in 2006.

Three Months Ended June 30, 2007:

Net interest income for the second quarter of 2007 decreased by $1.184 million to $11.458 million for the three months ended June 30, 2007 compared to $12.642 million for the three months ended June 30, 2006.  The yield on average earning assets increased from 7.64% for the three months ended June 30, 2006 to 7.97% for the three months ended June 30, 2007 and the rates on average interest-bearing liabilities increased from 4.18% for the three months ended June 30, 2006 to 4.39% as of June 30, 2007.   Average earning assets decreased from $1.259 billion for the three months ended June 30, 2006 to $1.117 billion for the three months ended June 30, 2007 and average interest-bearing liabilities decreased from $1.108 billion for the three months ended June 30, 2006 to $997.778 million for the three months ended June 30, 2007.  Rates on earning assets and interest-bearing liabilities increased due to increased market interest rates.  As the yields on interest-earning assets increased more than the rates on funding sources, the net interest margin increased to 4.04% for the three months ended June 30, 2007, as compared to 3.97% for the comparable period in 2006.

Interest income.  Total interest income decreased by $1.797 million due primarily to the decreased volume of interest-earning assets and an increased volume of nonaccrual loans.  Yields on earning assets for the period increased to 7.97% from 7.64% due to the higher rate environment in 2007 and the restructure of the investment portfolio in December 2006.  Average loans outstanding decreased by $17.231 million, with decreases in commercial mortgages (-$57.032 million) and consumer residential construction loans (-$28.911 million), partially offset by increases in commercial loans and lines of credit (+$5.943 million), commercial/residential construction (+$22.386 million), residential mortgages (+$18.247 million) and consumer loans (+$22.136 million).  The increase in residential mortgage loans is due primarily to the repurchase of previously sold first mortgage loans.  Average loans held for sale decreased $20.032 million and average investment securities decreased by $172.266 million.  The yield on total loans increased from 8.52% to 8.66%.

Interest expense.  Interest expense decreased by $613,000, due to a decrease in the volume of interest-bearing liabilities, primarily borrowings, partially offset by an increase in the rates paid on interest-bearing liabilities from 4.18% for the three months ended June 30, 2006 to 4.39% for the three months ended June 30, 2007.  The decrease in average borrowings of $152.815 million was due to pay-offs of short-term advances from the FHLB, repurchase agreements, and decreased borrowings on the mortgage loan warehouse line of credit, partially offset by the additional subordinated debt issued late in 2006. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2007.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Six Months Ended June 30,
	2007			2006
	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$74,644	$2,906	7.74%	$68,330	$2,224	6.47%
Comm/res construction	138,939	5,333	7.63%	114,860	5,000	8.66%
Commercial mortgages	302,022	11,045	7.27%	346,842	12,537	7.19%
Residential construction—consumer	92,952	3,958	8.57%	121,683	4,617	7.64%
Residential mortgages	60,710	1,373	4.52%	43,280	1,275	5.89%
Consumer	182,588	12,169	13.31%	159,762	10,381	12.98%
Total loans	851,855	36,784	8.61%	854,757	36,034	8.41%
Loans held for sale	80,878	2,852	7.06%	94,890	3,662	7.85%
Investment securities, trading and AFS	112,558	2,941	5.23%	269,901	6,244	4.63%
Interest-bearing deposits	63,114	1,609	5.10%	9,106	202	4.43%
Restricted stock investments, at cost	6,265	184	5.86%	13,208	361	5.47%

Total earning assets	1,114,670	44,370	7.94%	1,241,862	46,503	7.49%

Allowance for loan losses	(12,091)			(11,883)
Cash and other nonearning assets	150,225			122,748
Total assets	$1,252,804	44,370		$1,352,727	46,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$9,988	11	0.23%	$11,911	13	0.22%
Savings deposits	59,650	92	0.31%	70,855	107	0.31%
Money market deposits	290,908	5,398	3.74%	225,183	3,181	2.85%
Time deposits	377,422	8,408	4.49%	385,738	7,331	3.83%
Total interest-bearing deposits	737,968	13,909	3.80%	693,687	10,632	3.09%
Borrowings	255,765	7,796	6.15%	397,194	10,987	5.58%

Total interest-bearing liabilities	993,733	21,705	4.40%	1,090,881	21,619	4.00%

Noninterest-bearing demand deposits	171,717			180,725
Other noninterest-bearing liabilities	11,262			7,757
Stockholders’ equity	76,092			73,364
Total liabilities and stockholders’ equity	$1,252,804	21,705		$1,352,727	21,619

Net interest income/net interest spread		$22,665	3.54%		$24,884	3.49%
Net interest margin			4.02%			3.97%

(1)             Nonaccrual loans are included in average loans.

(2)             There are no tax equivalency adjustments

	For the Three Months Ended June 30,
	2007			2006
	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$75,998	$1,670	8.69%	$70,055	$1,205	6.81%
Comm/res construction	139,247	2,721	7.73%	116,861	2,553	8.64%
Commercial mortgages	288,342	5,256	7.21%	345,374	6,364	7.29%
Residential construction - consumer	91,889	1,930	8.42%	120,800	2,370	7.86%
Residential mortgages	63,180	740	4.68%	44,933	701	6.24%
Consumer	185,756	6,117	13.09%	163,620	5,300	12.88%
Total loans	844,412	18,434	8.66%	861,643	18,493	8.52%
Loans held for sale	88,144	1,467	6.66%	108,176	2,175	8.04%
Investment securities, trading and AFS	93,648	1,297	5.53%	265,914	3,223	4.85%
Interest-bearing deposits	84,383	1,104	5.24%	8,978	104	4.65%
Restricted stock investments, at cost	5,983	89	5.92%	13,930	193	5.55%

Total earning assets	1,116,570	22,391	7.97%	1,258,641	24,188	7.64%

Allowance for loan losses	(11,803)			(11,987)
Cash and other nonearning assets	151,738			126,584
Total assets	$1,256,505	22,391		$1,373,238	24,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$10,446	6	0.23%	$11,679	7	0.22%
Savings deposits	60,158	47	0.31%	71,560	55	0.31%
Money market deposits	300,417	2,806	3.75%	234,021	1,810	3.10%
Time deposits	367,170	4,121	4.50%	378,090	3,713	3.94%
Total interest-bearing deposits	738,191	6,980	3.79%	695,350	5,585	3.22%
Borrowings	259,587	3,953	6.11%	412,402	5,961	5.80%

Total interest-bearing liabilities	997,778	10,933	4.39%	1,107,752	11,546	4.18%

Noninterest-bearing demand deposits	173,506			184,118
Other noninterest-bearing liabilities	10,215			7,609
Stockholders’ equity	75,006			73,759
Total liabilities and stockholders’ equity	$1,256,505	10,933		$1,373,238	11,546

Net interest income/net interest spread		$11,458	3.58%		$12,642	3.46%
Net interest margin			4.04%			3.97%

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

	For the Six Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$464	$218	$682	$356	$109	$465
Comm/res construction	(1,385)	1,718	333	(1,314)	1,482	168
Commercial mortgages	409	(1,901)	(1,492)	(69)	(1,039)	(1,108)
Residential construction - consumer	1,273	(1,932)	(659)	940	(1,380)	(440)
Residential mortgages	(715)	813	98	(851)	890	39
Consumer	270	1,518	1,788	87	730	817
Total loans	316	434	750	(851)	792	(59)
Loans held for sale	(329)	(481)	(810)	(340)	(368)	(708)
Securities available for sale, at fair value	2,039	(5,342)	(3,303)	2,644	(4,570)	(1,926)
Interest-bearing deposits	35	1,372	1,407	15	985	1,000
Restricted stock investments, at cost	70	(247)	(177)	81	(185)	(104)

Total interest income	2,131	(4,264)	(2,133)	1,549	(3,346)	(1,797)

Interest paid on:
Interest-bearing deposits:
NOW deposits	1	(3)	(2)	1	(2)	(1)
Savings deposits	1	(16)	(15)	2	(10)	(8)
Money market deposits	1,147	1,070	2,217	422	574	996
Time deposits	1,524	(447)	1,077	1,055	(647)	408
Total interest-bearing deposits	2,673	604	3,277	1,480	(85)	1,395
Borrowings	2,794	(5,985)	(3,191)	1,966	(3,974)	(2,008)

Total interest expense	5,467	(5,381)	86	3,446	(4,059)	(613)

Net interest income	$(3,336)	$1,117	$(2,219)	$(1,897)	$713	$(1,184)

Noninterest Income

Noninterest income for the six months ended June 30, 2007 was $12.358 million, a decrease of $1.025 million or 7.7% for the comparable period of 2006 primarily due a decrease in total mortgage-banking revenue, including gains on sales of mortgage loans, and decreases in ATM fee income and service fees on deposits, partially offset by increases in bank owned life insurance (“BOLI”) income, brokerage fees and the gains on sales of investment securities recognized during the first six months of 2007.

Mortgage-banking revenue decreased from $5.130 million for the six months ended June 30, 2006 to $3.399 million for the six months ended June 30, 2007 due primarily to the lower volume of loans sold, the repurchase of previously sold mortgage loans, and lower profit spreads on loans sold.  The volume of loans we have originated has declined due to the declining housing market, the discontinuance of certain mortgage products, and the closure of our wholesale lending division.  Brokerage commissions increased $334,000 for the six months ended June 30, 2007, primarily due to increased mutual fund and annuity sales.  Deposit service charges declined to $3.113 million for the six months ended June 30, 2007 from $3.448 million for the six months ended June 30, 2006 due to reduced overdraft fee income.  Income from BOLI increased by $192,000 due to the purchase of additional insurance policies in the second half of 2006 and the conversion of several existing policies to new carriers with higher crediting yields.  Other noninterest income decreased $285,000, or 24.7%, from $1.154 million to $869,000 for the six month periods ended June 30, 2006 and 2007, respectively, due to decreased rental income.

Noninterest income for the three months ended June 30, 2007 decreased $1.978 million or 26.8% to $5.409 million compared to $7.387 million for the same period of 2006, reflecting lower levels of revenue in most major categories.  Commissions on nondeposit investment products increased by $121,000 or 99.2%, as compared to the same period in 2006 due to higher sales of annuities and mutual funds.  Deposit service charges declined by $127,000 or 7.2% due to lower levels of overdraft income. Gains on sales of mortgage loans and other mortgage-banking revenue decreased $1.986 million or 64.9% due to the lower volume of loans sold into the secondary market, the repurchase of previously sold mortgage loans, and lower profit spreads on loans sold.  Other noninterest income decreased $166,000 or 27.6% from the level in 2006 due to decreased rental income.

Noninterest expenses

For the six months ended June 30, 2007, noninterest expenses increased $6.322 million or 19.9% to $38.124 million compared to $31.802 million for the same period of 2006. A significant part of the increase was the recording of additional secondary marketing reserves of $2.352 million through noninterest expenses to reflect the declines in fair market value incurred for residential mortgage loans repurchased during the second quarter and to increase our reserves for potential loan repurchases.  The loans repurchased have been  “ALT A” loans that have higher original loan to value ratios and were primarily originated in 2006. The loans are being repurchased due to delinquent payments by the borrower within the first 30 to 90 days of the loans term. Reserves established during 2006 for these loans approximated 10% of the principal amount of the anticipated repurchases. Throughout the first two quarters of 2007, the Company has repurchased a significant portion of the anticipated buybacks and progressed through the collection process. Throughout this time, declines in real estate values have continued and we provided for additional reserves during this quarter to reflect the further value reductions and our experience with properties that have been foreclosed upon and are awaiting sale, resulting in costs of other real estate owned expense of $923,000.  Of the loans repurchased, approximately 50% of the loans are for single family residential properties located in Northern Virginia, with the remainder made up of single-family properties in various other states. Excluding the valuation allowances and write-downs of other real estate owned, noninterest expense increased $3.047 million or 9.6%.

Salary and employee benefits expenses increased $879,000 due to additional personnel costs for staffing hired to support the expansion of the consumer finance company and increased cost of employer provided health care.  Also included is $200,000 for severance benefits for the quarter, mostly related to the closing of the wholesale lending division.  Occupancy expenses increased $928,000 to $4.563 million for the six months ended June 30, 2007 from $3.635 million for the six months ended June 30, 2006 due to additional space for the new executive and administrative offices occupied during the third quarter of 2006.  Service and maintenance expense and furniture, fixtures and equipment expense also increased ($237,000 and $219,000, respectively) due to increased locations.

For the three months ended June 30, 2007, noninterest expenses increased $4.192 million or 25.7% to $20.478 million from $16.286 million for the same period of 2006.  We recognized $2.319 in secondary marketing reserves and $837,000 in write-downs on foreclosed real estate during the quarter.  Excluding the valuation allowances and write-downs of other real estate owned, noninterest expense increased $1.036 million or 6.4%.  Occupancy expense increased $390,000 or 20.2% to $2.322 million for the three months ended June 30, 2007 compared to $1.932 million for the three months ended June 30, 2006 due to increased lease expense related to the headquarters move and new branches.

During the quarter, the Company identified new opportunities for increased efficiency to reduce its operating costs. We closed our wholesale lending division and will realize these cost savings beginning in the third quarter of this year. We are expanding our focus on on-line banking services, and will slow the addition of new branches, locate them in only the most promising markets, and eliminate any poor-performing locations. Additionally, we are aligning our staffing with our new direction, which will be accomplished largely through attrition.  We expect the impact of these decisions to be meaningful and positively impact our results for the last quarter of 2007, and more significantly in 2008.

The following table shows the breakout of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Salaries and employee benefits	$8,961	$9,006	$18,317	$17,438
Occupancy	2,322	1,932	4,563	3,635
Furniture, fixtures and equipment	907	750	1,769	1,550
Secondary marketing valuation	2,319	—	2,352	—
Professional services	449	257	799	459
Advertising	409	397	920	863
Data processing	485	468	914	917
Service and maintenance	559	528	1,303	1,066
Office supplies	200	180	397	373
ATM servicing expenses	279	242	508	525
Printing	123	161	303	320
Corporate insurance	125	117	241	221
Write-downs and costs of other real estate owned	837	4	923	—
Consulting fees	176	176	370	336
Marketing/promotion	228	305	448	617
Postage	226	235	502	486
Overnight delivery/courier	209	229	436	445
Security	60	30	154	91
Dues and subscriptions	141	156	262	316
Loan expenses	258	158	434	304
Other	1,205	955	2,209	1,840
	$20,478	$16,286	$38,124	$31,802

Income Taxes

We recorded an income tax benefit of $2.390 million on a net loss before taxes of $6.154 million, resulting in an effective tax rate of (38.8)% for the six month period ended June 30, 2007 in comparison to income tax expense of $1.559 million on income before taxes of $5.420 million, resulting in an effective tax rate of 28.8% for the six month period ended June 30, 2006. The effective tax rate decreased due to the realization of a net loss during 2007.  There were no changes in the statutory income tax rates in 2007.

We recorded an income tax benefit of $2.262 million on a net loss before taxes of $6.126 million, resulting in an effective tax rate of (36.9)% for the three month period ended June 30, 2007 in comparison to income tax expense of $919,000 on income before taxes of $3.120 million, resulting in an effective tax rate of 29.5% for the three month period ended June 30, 2006.  The effective tax rate decreased due to the realization of a net loss during 2007.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $232.513 million at June 30, 2007. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $97.109 million, or 41.7% of the total, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $15.751 million, or 6.8% of the total at June 30, 2007, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $932,000, or 0.4% of the total at June 30, 2007, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $37.395 million, or 16.1% of the total at June 30, 2007, are generally open ended. At June 30, 2007, available home equity lines totaled $81.326 million, or 35.0% of the total. Home equity credit lines generally extend for a period of 10 years. Capital expenditures for various branch locations and equipment can be a significant use of liquidity.

As of June 30, 2007, we plan on expending approximately $2.200 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $111.114 million at June 30, 2007 compared to $42.969 million as of December 31, 2006.  Our loan to deposit ratio stood at 91.4% as of June 30, 2007 and 93.7% as of December 31, 2006.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained.  As of June 30, 2007, we maintained lines of credit totaling $393.231 million, with available borrowing capacity of approximately $100.000 million based upon loans and investments available for pledging.

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

Potential Loan Repurchases

We have established a reserve for potential loan repurchases in the amount of $1.705 million as of June 30, 2007.  This reserve is included in other liabilities and is based on projections made by management on the volume of future loans repurchases.  These projections contain assumptions that are continually updated as circumstances and experiences change.

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

During the first six months of 2007, we curtailed our forward loan commitments and the corresponding hedging using forward contracts to sell securities due to the significantly lower production volume of loans during that time.  Most of the loans sold during the first six months of 2007 were done so on a best efforts basis.  It is probable that we will resume selling loans on a mandatory delivery basis later in the year and at that time will also resume our hedging of the transactions.

As of June 30, 2007, we had no forward contracts to sell any securities.

Information pertaining to the notional amounts of our derivative financial instruments follows as of June 30, 2007.   These derivative financial instruments are recorded in our consolidated balance sheet at fair value.

	Notional	Estimated
	Amount	Fair Value
	(dollars in thousands)

Interest rate lock commitments	$25,769	$25,000

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$105,426	$106,194

Forward contracts to sell mortgage-backed securities and Eurodollars	$—	$—

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

As of June 30, 2006, we have a significant amount of loans that we repurchased from investors with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2007, we had a one year cumulative positive gap of approximately $162.497 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2007, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

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

An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-Q, was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are in fact effective at the reasonable assurance level.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase Under Plan
April 2007	—	$—	170,825	129,175
May 2007	—	—	170,825	129,175
June 2007	—	—	170,825	129,175

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

FIRST MARINER BANCORP

Date:	8/9/07	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	8/9/07	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith