Form 10-Q
period 2007-09-30
FIRST MARINER BANCORP
filed 2007-11-09
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of November 2, 2007 is 6,336,284 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$32,507	$36,734
Federal funds sold and interest-bearing deposits	83,950	6,235
Trading securities, at fair value	37,394	—
Securities available for sale, at fair value	47,720	147,290
Loans held for sale	54,395	94,371
Loans receivable	853,263	866,459
Allowance for loan losses	(11,906)	(12,399)
Loans, net	841,357	854,060
Other real estate owned	19,404	2,440
Restricted stock investments	5,983	6,449
Premises and equipment, net	52,611	49,062
Accrued interest receivable	7,305	10,579
Deferred income taxes	9,049	6,806
Bank-owned life insurance	34,557	33,492
Prepaid expenses and other assets	19,274	15,772

Total assets	$1,245,506	$1,263,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$151,597	$186,720
Interest-bearing	750,667	738,218
Total deposits	902,264	924,938
Short-term borrowings	93,704	40,884
Long-term borrowings, at fair value	62,229	—
Long-term borrowings	34,446	132,557
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	10,777	12,558
Total liabilities	1,177,144	1,184,661

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,336,284 and 6,427,725 shares issued and outstanding, respectively	317	321

Additional paid-in capital	56,303	57,123
Retained earnings	12,454	22,109
Accumulated other comprehensive loss	(712)	(924)
Total stockholders’ equity	68,362	78,629

Total liabilities and stockholders’ equity	$1,245,506	$1,263,290

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest income:
Loans	$19,805	$21,238	$59,441	$60,934
Investments and other earning assets	2,271	3,540	7,005	10,347
Total interest income	22,076	24,778	66,446	71,281
Interest expense:
Deposits	6,999	6,396	20,908	17,028
Short-term borrowings	416	2,530	1,033	7,224
Long-term borrowings	3,782	3,448	10,961	9,741
Total interest expense	11,197	12,374	32,902	33,993
Net interest income	10,879	12,404	33,544	37,288
Provision for loan losses	2,411	261	5,464	1,306
Net interest income after provision for loan losses	8,468	12,143	28,080	35,982
Noninterest income:
Gain on sale of mortgage loans	1,429	1,798	3,479	5,504
Other mortgage-banking revenue	661	641	2,010	2,275
ATM fees	813	786	2,384	2,395
Service fees on deposits	1,625	1,754	4,738	5,202
Trading loss on securities and long-term borrowings	(427)	—	(491)	—
Gain on investment securities, net	56	26	943	26
Commissions on sales of nondeposit investment products	293	197	843	413
Income from bank-owned life insurance	365	225	1,065	733
Commissions on sales of other insurance products	674	628	2,007	1,946
Other	320	448	1,189	1,392
Total noninterest income	5,809	6,503	18,167	19,886
Noninterest expense:
Salaries and employee benefits	8,935	8,185	27,252	25,623
Occupancy	2,745	2,126	7,308	5,761
Furniture, fixtures and equipment	914	789	2,683	2,339
Professional services	379	207	1,178	666
Advertising	95	218	1,015	1,081
Data processing	505	430	1,419	1,347
ATM servicing expenses	254	237	762	762
Write-downs and costs of other real estate owned	2,039	100	2,962	101
Secondary marketing valuation	1,169	450	3,521	450
Service and maintenance	509	544	1,812	1,610
Other	2,468	2,775	8,224	8,123
Total noninterest expense	20,012	16,061	58,136	47,863
Net (loss) income before income taxes	(5,735)	2,585	(11,889)	8,005
Income tax (benefit) expense	(2,154)	542	(4,544)	2,101
Net (loss) income	$(3,581)	$2,043	$(7,345)	$5,904
Net (loss) income per common share:
Basic	$(0.56)	$0.32	$(1.14)	$0.94
Diluted	$(0.56)	$0.31	$(1.14)	$0.89

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(7,345)	$5,904
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation	34	51
Excess tax benefit on share-based compensation	—	(10)
Depreciation and amortization	3,859	3,464
Amortization of unearned loan fees and costs, net	(355)	(881)
Amortization of premiums and discounts on loans, net	(710)	(547)
Amortization of premiums and discounts on mortgage-backed securities, net	9	170
Loss on trading securities and borrowings	491	—
Gain on sale of securities available for sale	(943)	(26)
Gain on sale of mortgage loans	(3,479)	(5,504)
Decrease (increase in accrued interest receivable)	3,274	(2,279)
Provision for loan losses	5,464	1,306
Write-downs and losses on sale of other real estate owned	2,344	110
Secondary marketing reserve	3,521	450
Loss on disposal of premises and equipment	45	2
Increase in cash surrender value of bank-owned life insurance	(1,065)	(733)
Originations of mortgage loans held for sale	(721,934)	(892,186)
Proceeds from mortgage loans held for sale	751,114	883,672
Net decrease in accrued expenses and other liabilities	(6,450)	(1,821)
Net increase in prepaids and other assets	(3,566)	(1,397)
Net cash provided by (used in) operating activities	24,308	(10,255)
Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	32,668	(8,841)
Repurchase of loans previously sold	(33,211)	—
Purchases of premises and equipment	(7,480)	(9,806)
Proceeds from disposals of premises and equipment	27	30
Redemptions of restricted stock investments	466	2,698
Purchases of bank-owned life insurance	—	(5,000)
Maturities/calls/repayments of trading securities	3,256	—
Activity in securities available for sale:
Sales of securities available for sale	1,445	116
Maturities/calls/repayments of securities available for sale	58,027	20,190
Purchase of securities available for sale	(999)	(6,284)
Proceeds from sales of other real estate owned	3,814	872
Net cash provided by (used in) investing activities	58,013	(6,025)
Cash flows from financing activities:
Net (decrease increase in deposits)	(22,674)	41,006
Net increase (decrease in other borrowed funds)	14,708	(23,467)
Excess tax benefit on share-based compensation	—	10
Proceeds from stock issuance	296	1,694
Repurchase of common stock, net of costs	(1,163)	—
Net cash (used in) provided by financing activities	(8,833)	19,243
Increase in cash and cash equivalents	73,488	2,963
Cash and cash equivalents at beginning of period	42,969	45,835
Cash and cash equivalents at end of period	$116,457	$48,798
Supplemental information:
Interest paid on deposits and borrowed funds	$32,489	$33,369
Income taxes paid	$—	$2,924
Real estate acquired in satisfaction of loans	$23,122	$1,265
Transfer of loans held for sale to loan portfolio	$14,274	$—

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and nine months

ended September 30, 2007 and 2006 is unaudited)

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

The consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “allowance”), the valuation allowance on repurchased loans, other than temporary impairment of investment securities, accounting for gain on sale of mortgage loans, determination of changes in fair value for the derivative loan commitments, fair value of other real estate owned, use of derivatives to manage interest rate risk, and deferred tax assets.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

Investment Securities

We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.  Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, and designated $42.569 million in securities as trading securities which were previously designated as available for sale.  In accordance with SFAS No. 159, we recorded a cumulative effect of accounting change reduction to retained earnings related to the investments in the amount of $993,000 (net of deferred tax impact) as of January 1, 2007.

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

Income Taxes

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on our financial statements.  We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense.

NOTE 2 — COMPREHENSIVE (LOSS) INCOME

The following table shows the Company’s comprehensive (loss) income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Net (loss) income	$(3,581)	$2,043	$(7,345)	$5,904
Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $0, $0, $625 and $0, respectively	—	—	993	—
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(335), $1,268, $(127), and $96, respectively)	(532)	2,015	(202)	153
Less: reclassification adjustment for gains (net of taxes of $22, $10, $364, and $10, respectively included in net (loss income)	(35)	(16)	(579)	(16)
Total other comprehensive (loss) income	(567)	1,999	212	137
Total comprehensive (loss) income	$(4,148)	$4,042	$(7,133)	$6,041

NOTE 3 — PER SHARE DATA

Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted (loss) earnings per share is computed after adjusting the denominator of the basic (loss) earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three and nine month periods ended September 30, 2007, all options were antidilutive and excluded from the computations.  For both the three and nine month periods ended September 30, 2006, there were 8,600 shares which were antidilutive and excluded from the computations.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2007	2006	2007	2006
Net (loss) income - basic and diluted	$(3,581)	$2,043	$(7,345)	$5,904
Weighted-average share outstanding - basic	6,398,165	6,292,737	6,416,247	6,278,079
Dilutive securities - options and warrants	—	347,237	—	344,006
Adjusted weighted-average shares outstanding - dilutive	6,398,165	6,639,974	6,416,247	6,622,085
(Loss) earnings per share - basic	$(0.56)	$0.32	$(1.14)	$0.94
(Loss) earnings per share - diluted	$(0.56)	$0.31	$(1.14)	$0.89

NOTE 4 - STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. As of September 30, 2007, 781,339 of the outstanding options are fully vested and 5,933 of the outstanding options vest over a two year period.  All options expire ten years after the date of grant.  There have been no modifications to the existing plan.  We recognized stock compensation expense, net of taxes, of $5,000, $0, $34,000 and $51,000, for the three and nine months ended September 30, 2007 and 2006 respectively.  We anticipate incurring an additional $16,000 in compensation expense, net of taxes, over the next two years related to the unvested options.

Information with respect to stock options is as follows for the nine months ended September 30, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding at beginning of period	793,022	$12.84
Granted	11,450	14.58
Exercised	(2,500)	11.20
Forfeited/Cancelled	(14,700)	17.36
Outstanding at end of period	787,272	$12.78	5.5	$(2,623)
Exercisable at end of period	781,339	$12.78	5.5	$2,600

                The weighted average fair values of our option grants for the nine months ended September 30, 2007 and 2006 were $6.28 and $5.71, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2007 and 2006:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	28.30%	15.61%
Risk-free interest rate	4.63%	5.12%
Expected lives	8 years	8 years

The total intrinsic value of options exercised and the related tax benefit during the nine months ended September 30, 2007 and 2006 amounted to $11,000, $1.420 million, $0, and $549,000, respectively, and proceeds from exercises of stock options amounted to $28,000 and $1.410 million for the nine months ended September 30, 2007 and 2006, respectively.

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

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at September 30, 2007 whose contract amounts represent potential credit risk is as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Commitments to extend credit (includes unused lines of credit)	$197,270	$294,227
Standby letters of credit	5,062	4,677

We have established a reserve for potential loan repurchases in the amount of $1.350 million as of September 30, 2007, which is included in other liabilities.  This amount reflects the settlement of an outstanding repurchase claim with one of the Company’s significant investors of bank mortgages.  The settlement executed in October, 2007 will extinguish current outstanding claims of the investor which existed as of September 30, 2007.  Management is not aware of any other material repurchase claims in existence as of September 30, 2007.

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

The following table presents certain information regarding our business segments:

For the nine month period ended September 30, 2007:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$50,054	$12,064	$4,328	$66,446
Interest expense	27,106	3,020	2,776	32,902
Net interest income	22,948	9,044	1,552	33,544
Provision for loan losses	183	1,414	3,867	5,464
Net interest income (loss) after provision for loan losses	22,765	7,630	(2,315)	28,080
Noninterest income	11,093	2,369	4,705	18,167
Noninterest expense	35,105	7,922	15,109	58,136
Net intersegment income	53	—	(53)	—
Net (loss) income before income taxes	$(1,194)	$2,077	$(12,772)	$(11,889)
Total assets	$1,114,471	$76,640	$54,395	$1,245,506

For the nine month period ended September 30, 2006:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$55,081	$10,273	$5,927	$71,281
Interest expense	27,630	2,356	4,007	33,993
Net interest income	27,451	7,917	1,920	37,288
(Reversal of) provision for loan losses	(150)	1,456	—	1,306
Net interest income after (reversal of) provision for loan losses	27,601	6,461	1,920	35,982
Noninterest income	10,354	2,315	7,217	19,886
Noninterest expense	32,032	6,976	8,855	47,863
Net intersegment income	(41)	—	41	—
Net income before income taxes	$5,882	$1,800	$323	$8,005
Total assets	$1,219,003	$61,264	$106,369	$1,386,636

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability.  Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.  This Issue is effective for fiscal years beginning after December 15, 2007.  Management is currently reviewing the impact of this Issue on our financial condition, results of operations, and liquidity.

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

We adopted SFAS No. 159 on January 1, 2007.  The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change through retained earnings in the financial statements and is detailed as follows:

			Balance Sheet
	Balance Sheet		January 1, 2007
	January 1, 2007	Net Loss	After Adoption
(dollars in thousands)	Prior to Adoption	Upon Adoption	of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038
Pre-tax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

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

As a result of our early adoption of SFAS No. 159, we elected to transfer $42.569 million of investment securities previously held as available for sale to trading securities.  These securities were selected based upon their yield (under 5%) and quality of available pricing data.  The average life of the bonds selected was 5.22 years.  In addition, we elected to record $60.000 million of our long-term borrowings at fair value.  The borrowings selected were fixed rate (6.07%) with an average remaining life of 3.24 years and have a consistent and reliable pricing source.  Retained earnings as of January 1, 2007 was reduced by $2.244 million, net of tax, as a result of the election. This is a permanent adjustment to retained earnings; however, there is no impact to total stockholders’ equity from the investment reclassification because the market value adjustment of the available for sale securities was already recorded in accumulated other comprehensive loss. This one-time charge will not be recognized in current earnings based upon application of SFAS No. 159. In addition, a pre-tax loss of $491,000 was recognized in the first nine months of 2007 due to a net decrease in the fair value of these financial instruments since January 1, 2007.

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

The following table shows details of the financial instruments as of September 30, 2007 for which we elected to apply the fair value option:

			Significant
	Carrying		Other		Total Changes
	Value	Quoted	Observable	Trading	In Fair Values
	(Fair	Prices	Inputs	Gains and	Included In
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Losses)	Period Earnings
Trading securities	$37,394	$37,394	$—	$(301)	$(301)
Long-term debt at fair value	62,229	—	62,229	(190)	(190)

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A of Part I in our Form 10-K for the year ended December 31, 2006 and as Item 1a of Part II of this Form 10-Q.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

The Company

The Company is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  The Company was organized in 1994 and changed its name to First Mariner Bancorp in May 1995. Since 1995, the Company’s strategy has involved building a network of banking branches, ATMs and other financial services outlets to capture market share and build a community franchise for stockholders, customers and employees.  In June, 2007, the Company withdrew its election to be a “financial holding company” (see Item 1a of Part II of this report for further information regarding this change).  The Company is currently focused on growing assets and earnings by capitalizing on the broad network of bank branches, mortgage offices, consumer finance offices, and ATMs established during its infrastructure expansion phase.

The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).  The Bank is the largest operating subsidiary of the Company with assets exceeding $1.1 billion as of September 30, 2007. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   The Bank opened its first branch in Pennsylvania during the first quarter of 2007.  The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  During 2006, First Mariner Mortgage expanded its secondary marketing activities significantly and began hedging the interest rate risk associated with mortgage-banking activities.  During 2007, such activity decreased significantly due to decreased loan demand resulting in a decline in originations, a reduction in the types of products that we offer, and tightening of our underwriting standards.  During the third quarter of 2007, we closed the wholesale lending operations of First Mariner Mortgage.  In the fourth quarter of 2007, we opened retail mortgage offices in the Boston, Massachusetts metropolitan area.

Mariner Finance (formerly Finance Maryland) engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations. Mariner Finance currently operates 18 branches, including a central approval office, in the State of Maryland and 4 branches in the state of Delaware.  Mariner Finance had total assets of $76.6 million as of September 30, 2007.

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

Cumulative Effect of Accounting Change

We adopted SFAS No. 159 effective January 1, 2007.  The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change in the financial statements through retained earnings and is detailed as follows:

			Balance Sheet
	Balance Sheet		January 1, 2007
	January 1, 2007	Net Loss	After Adoption
(dollars in thousands)	Prior to Adoption	Upon Adoption	of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038
Pre-tax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412
Cumulative effect of adoption of the fair value option (charge toretained earnings)		$(2,244)

                See Note 7 to the Consolidated Financial Statements above for additional information about our adoption of SFAS No. 159.

Financial Condition

The Company’s total assets were $1.246 billion at September 30, 2007, compared to $1.263 billion at December 31, 2006, decreasing $17.784 million for the first nine months of 2007.  Earning assets decreased $38.099 million or 3.4% to $1.083 billion at September 30, 2007 from $1.121 billion at December 31, 2006.  The decrease in assets was due to decreases in cash and due from banks (-$4.227 million), investment securities, both trading and available for sale (-$62.176 million), loans held for sale (-$39.976 million), and net loans outstanding (-$12.703 million), partially offset by increases in other real estate owned (+$16.964 million) and short-term investments (+$77.715 million).  We also experienced decreases in deposits (-$22.674 million) and long-term borrowings (-$35.882 million), partially offset by increases in short-term borrowings (+$52.820 million).

Investment securities

We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  Investment securities available for sale declined $99.570 million due to the transfer of securities available for sale to the trading securities portfolio ($42.569 million), security sales of $1.445 million, and normal principal payments on mortgage-backed securities and scheduled maturities of other investments ($58.027 million).  These decreases were offset by additional purchases of securities of $999,000. At September 30, 2007, our unrealized loss on securities classified as available for sale totaled $1.091 million compared to a loss of $1.505 million at December 31, 2006.  The improvement resulted from the transfer of certain securities to the trading portfolio.

The investment securities available for sale portfolio composition is as follows:

	September 30,		December 31,
	2007		2006
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Investment securities available for sale:
Mortgage-backed securities	$18,212	38.2%	$62,281	42.3%
Trust preferred securities	21,597	45.3%	33,028	22.4%
US government agency notes	—	—	39,894	27.1%
US Treasury securities	1,012	2.1%	998	0.7%
Obligations of state and municipal subdivisions	2,968	6.2%	2,965	2.0%
Corporate obligations	1,951	4.1%	1,988	1.3%
Equity securities	480	1.0%	1,395	1.0%
Foreign government bonds	1,500	3.1%	1,750	1.2%
Other investment securities	—	—	2,991	2.0%
Total investment securities available for sale	$47,720	100.0%	$147,290	100.0%

Loans

Total loans decreased $13.196 million during the first nine months of 2007.  Higher balances occurred in our residential mortgage loan portfolio (+$18.280 million) primarily due to repurchases of loans previously sold on the secondary market and transfers of loans from loans held for sale.  Our loans secured by second mortgages, consumer loans, and our loans secured by deposits and other increased by $13.753 million, $3.414 million, and $465,000, respectively.  The growth in these loan types was offset by decreases in our commercial real estate portfolio (-$30.216 million), commercial construction portfolio (-$8.476 million), consumer residential construction portfolio (-$5.881 million), and our commercial portfolio (-$5.129 million).  Loan originations for all categories have been impacted by disruptions in the residential real estate markets, which have specifically curbed demand for construction and development lending products.  The total loan portfolio was comprised of the following:

	September 30,		December 31,
	2007		2006
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$75,004	8.8%	$56,724	6.5%
Commercial	288,020	33.7%	318,236	36.7%
Consumer residential construction	92,125	10.8%	98,006	11.3%
Commercial/residential construction	129,293	15.1%	137,769	15.9%
	584,442	68.4%	610,735	70.4%
Commercial	73,872	8.7%	79,001	9.1%
Loans secured by second mortgages on real estate	116,120	13.6%	102,367	11.8%
Consumer loans	76,604	9.0%	73,190	8.5%
Loans secured by deposits and other	2,422	0.3%	1,957	0.2%
Total loans	853,460	100.0%	867,250	100.0%
Unamortized loan discounts	(381)		(220)
Unearned loan fees, net	184		(571)
	$853,263		$866,459

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days, which may be extended in certain circumstances.  During the first nine months of 2007, management considered twelve commercial construction loans and six commercial mortgage loans to be impaired under this criteria. As of September 30, 2007, we had impaired loans of $14.083 million, $9.630 million of which has been classified as nonaccrual.  The valuation allowance for impaired loans was $391,000 as of September 30, 2007.

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

Consumer

Our consumer portfolio includes residential mortgage loans and other loans to individuals.  Consumer and residential mortgage loans, excluding repurchased and transferred residential first- and second-lien alternative-documentation (high loan-to-value ratio/low documentation) (“ALT A”) loans, are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly.  Adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios.  Certain loans in the consumer portfolio identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.  We follow the same guidelines with regard to consumer nonaccrual loans as we do for commercial nonaccrual loans for consumer loans originated on the Bank.  For consumer loans originated by Mariner Finance, all such loans greater than ninety days past due are considered nonaccrual.  See discussion below under “Valuation Reserves on Repurchased Loans” and “Valuation Reserves on Transferred Loans” for detailed discussions on determining reserves on repurchased and transferred loans.

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

 Our total allowance at September 30, 2007 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.  The changes in the allowance are presented in the following table:

	Nine Months Ended
	September 30,
(dollars in thousands)	2007	2006
Allowance for loan losses, beginning of year	$12,399	$11,743
Loans charged off:
Commercial	(67)	—
Commercial/residential construction	(1,319)	—
Commercial mortgages	(495)	—
Residential construction - consumer	—	(9)
Residential mortgages	(585)	—
Consumer (1)	(3,870)	(1,330)
Total loans charged off	(6,336)	(1,339)
Recoveries:
Commercial	—	—
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	—	22
Residential mortgages	29	—
Consumer	350	265
Total recoveries	379	287
Net charge-offs	(5,957)	(1,052)
Provision for loan losses	5,464	1,306
Allowance for loan losses, end of period	$11,906	$11,997
Loans (net of premiums and discounts):
Period-end balance	$853,263	$859,538
Average balance during period	846,216	854,872
Allowance as a percentage of period-end loan balance	1.40%	1.40%
Percent of average loans:
Provision for loan losses (annualized)	0.86%	0.20%
Net charge-offs (annualized)	0.94%	0.16%

(1)   2007 includes $2.317 million of ALT A second mortgage loans

The following table summarizes our allocation of allowance by loan type:

	September 30, 2007			December 31, 2006
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$575	4.8%	8.7%	$926	7.5%	9.1%
Commercial/residential construction	1,846	15.5%	15.1%	2,749	22.2%	15.8%
Commercial mortgages	2,355	19.8%	33.7%	3,073	24.8%	36.7%
Residential construction - consumer	723	6.1%	10.8%	1,068	8.6%	11.3%
Residential mortgages	450	3.8%	8.8%	28	0.2%	6.5%
Consumer	3,916	32.9%	22.9%	2,928	23.6%	20.6%
Unallocated	2,041	17.1%	—	1,627	13.1%	—
Total	$11,906	100.0%	100.0%	$12,399	100.0%	100.0%

                The following table provides information concerning nonperforming assets and past-due loans:

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006
Nonaccrual loans	$17,029	$4,158	$4,461
Real estate acquired by foreclosure	19,404	2,440	1,134
Total nonperforming assets	$36,433	$6,598	$5,595

Loans past-due 90 days or more and accruing	$7,792	$27,274	$7,996

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $11.906 million and $12.399 million as of September 30, 2007 and December 31, 2006, respectively.  The provision for loan losses recognized to maintain the allowance was $2.411 million and $5.464 million for the three and nine months ended September 30, 2007, respectively, as compared to $261,000 and $1.306 million for the same periods in 2006, respectively. The provision for loan losses increased primarily due to additional declines in value associated with our repurchased mortgage portfolio, which resulted in increases in allocated reserves for residential first mortgages of $422,000 and consumer second mortgages of $988,000, as well as to replenish the allowance for increased charge-offs. We recorded net charge-offs of $5.957 million during the first nine months of 2007 compared to net charge-offs of $1.052 million for the same period in 2006, primarily due to increases in net charge-offs of commercial construction loans, commercial mortgages, and repurchased first and second mortgages.  Total charge-offs for the Bank totaled $4.834 million, while Mariner Finance charge-offs were $1.502 million for the nine months ended September 30, 2007.

During the first nine months of 2007, annualized net charge-offs as compared to average loans outstanding increased to 0.94%, as compared to 0.16% during the same period of 2006, mostly due to a few large charge-offs in the commercial construction ($1.319 million) and commercial mortgage portfolios ($340,000) taken in the first nine months of 2007 and charge offs of previously repurchased first and second mortgages ($2.902 million).  The increases in the provision for loan losses from 2006 to 2007 and in the allocation of the allowance for consumer loans from $2.928 million to $3.916 million and in the allowance for residential mortgage loans from $28,000 to $450,000 are also due to repurchased first and second mortgages.

Nonperforming assets, expressed as a percentage of total assets, totaled 2.93% at September 30, 2007, 0.52% at December 31, 2006, and 0.40% at September 30, 2006.  The increase as compared to September 30, 2006 reflects an increase in both real estate acquired by foreclosure and nonaccrual loans.  At September 30, 2007, there were a larger percentage of commercial and residential real estate loans classified as nonaccrual as compared to September 30, 2006, when a larger percentage consisted of commercial loans.  Loans past due 90 days or more and still accruing totaled $7.792 million as of September 30, 2007 compared to $27.274 million at December 31, 2006, and $7.996 million as of September 30, 2006.  Of the $7.792 million total, $2.248 million is for four commercial construction loans, $745,000 is for one commercial mortgage loan, $499,000 is for one commercial loan, and $4.185 million is for first-lien position residential mortgages.  The remainder of the loans past due 90 days or more represent $115,000 of consumer loans.

At September 30, 2007, the allowance for loan losses represented 32.7% of nonperforming assets compared to 187.9% at December 31, 2006.  Management believes the allowance for loan losses is adequate as of September 30, 2007.

Valuation Reserves on Repurchased Loans

In accordance with AICPA Statement of Position (“SOP”) 3-03, Accounting for Purchases of Impaired Loans, we establish valuation reserves for repurchased loans originated for sale.  These reserves are in addition to and separate from the allowance for loan losses, and represent the difference between the principal and accrued interest on the repurchased loan, and the loan’s estimated fair value at the time of repurchase.  The valuation reserves ($1.839 million as of September 30, 2007) are not part of our allowance for loan losses of $11.906 million, but are in addition to it.

In establishing the valuation reserves, management made significant assumptions concerning the ultimate collectibility of  delinquent loans and their ultimate realizable value.  While these projections were made with the most current data available to management, actual realized losses could have differed due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, or changes in market values of those loans which were liquidated.  Management updated these assumptions continually as greater experience became available.

As of September 30, 2007, we maintained $20.039 million in ALT A loans that we have repurchased from investors in accordance with certain covenants in our sales agreements, net of a valuation allowance for these loans in the amount of $1.839 million that is in addition to and separate from the allowance for loan losses.  We discontinued offering ALT A loans through our wholesale lending division at the end of 2006.  We believe our exposure to and resolution of our repurchase obligations are substantially complete.  We closed our wholesale lending operations entirely in July of 2007.

The following table shows the total portfolio of repurchased loans and their status as of September 30, 2007:

				Additional
	Principal	Valuation	Carrying	Allocated
(dollars in thousands)	Balance	Allowance	Value	Reserves(1)
Nonaccrual 1st mortgages	$4,362	$71	$4,291	$87
Nonaccrual 2nd mortgages	1,780	773	1,007	1,007
Delinquent 1st mortgages	1,624	152	1,472	32
Modifications	11,291	843	10,448	229
Current loans	982	—	982	20
	$20,039	$1,839	$18,200	$1,375

(1)   Additional allocated reserves are included in the allowance for loan losses

The nonaccrual, delinquent and modified loans are currently in the process of collection and the resolution of many of these loans may be through foreclosure of the property.  The purchased and accrued interest receivable relating to the delinquent and accruing first-lien mortgage loans is $388,000.  The modifications in the table represent repurchased loans we have renegotiated at below market rates in order to improve the borrower’s ability to pay.

Valuation Reserves on Transferred Loans

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, we establish valuation allowances for loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio.  Under SFAS 65, any such loan transfers must be valued at fair value at the time of the transfer with any decline in value recorded as a valuation allowance with a corresponding charge to operating expense.

We maintain $8.247 million, net of a valuation allowance of $314,000 in first-lien mortgage loans and $4.746 million, net of a valuation allowance of $742,000, in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively.  These loans are ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid in 2007.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.  Subsequently, $103,000 of these loans have been placed on nonaccrual, net of a valuation allowance of $12,000.

Deposits

Deposits totaled $902.264 million as of September 30, 2007, decreasing $22.674 million or 2.5% from the December 31, 2006 balance of $924.938 million.  The decrease in deposits is primarily due to regular savings accounts and noninterest-bearing demand deposits, partially offset by increases in NOW, money market, and time deposits.  The mix of deposits has changed somewhat during 2007, with a higher percentage of interest-bearing transaction accounts and time deposits and less noninterest-bearing demand and regular savings accounts as of September 30, 2007 compared to December 31, 2006. The deposit breakdown is as follows:

	September 30, 2007		December 31, 2006
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$292,079	32.4%	$282,871	30.6%
Regular savings deposits	53,940	6.0%	58,377	6.3%
Time deposits	404,648	44.8%	396,970	42.9%
Total interest-bearing deposits	750,667	83.2%	738,218	79.8%
Noninterest-bearing demand deposits	151,597	16.8%	186,720	20.2%
Total deposits	$902,264	100.0%	$924,938	100.0%

                Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of September 30, 2007, our core deposits were $451.123 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank at Atlanta (“FHLB”), a mortgage warehouse line of credit, a mortgage loan, a consumer loan line of credit, and junior subordinated deferrable interest debentures. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties and call provisions.

Long-term borrowings consist of advances from the FHLB and a mortgage loan on our former headquarters building and totaled $96.675 million and $132.557 million at September 30, 2007 and December 31, 2006, respectively. In March of 2005, we purchased our former headquarters building and assumed the existing mortgage loan on the property. As of September 30, 2007, the balance on the loan was $9.446 million compared to $9.557 million as of December 31, 2006.  FHLB long-term advances remained unchanged at $85.000 million; however, $60.000 million of the advances are now recorded at fair value ($62.229 million) in accordance with SFAS No. 159.  See more detailed discussion about the advances recorded at fair value under “Cumulative Effect of Accounting Change” above.  As of December 31, 2006, our consumer line of credit was long-term and amounted to $38.000 million.  It became classified as short-term during the third quarter of 2007.

 Short-term borrowings consist of short-term promissory notes, a mortgage warehouse line of credit secured by certain loans held for sale, and a line of credit to fund Mariner Finance’s lending business. Short-term borrowings increased $52.820 million, from $40.884 million at December 31, 2006 to $93.704 million at September 30, 2007, due to a reclassification of the line of credit as short-term since its maturity date is now within one year.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both September 30, 2007 and December 31, 2006.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $23.025 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $48.475 million of the Trust Preferred Securities qualify as Tier II capital at September 30, 2007.

Capital Resources

Stockholders’ equity decreased $10.267 million in the first nine months of 2007 to $68.362 million from $78.629 million as of December 31, 2006.  Retained earnings declined by the net loss of $7.345 million for the first nine months of 2007 and the net cumulative effect of accounting change adjustment of $2.244 million related to our adoption of SFAS No. 159 effective January 1, 2007.

Common stock and additional paid-in-capital decreased by $824,000 due to stock repurchases of $1.163 million, partially offset by the sale of stock through the exercise of options and warrants ($24,000), shares issued through the employee stock purchase plan ($272,000), and stock compensation awards ($43,000).  Accumulated other comprehensive loss improved by $212,000 due to the increase in estimated fair values of the securities portfolio and the cumulative effect of accounting change adjustment related to investment securities.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the

Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2007	2006	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	7.5%	7.8%	4.0%
The Bank	7.2%	7.3%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	8.9%	10.0%	4.0%
The Bank	8.8%	9.6%	4.0%
Total capital to risk-weighted assets:
Consolidated	14.9%	15.6%	8.0%
The Bank	10.7%	11.7%	8.0%

Results of Operations

Net (Loss) Income

Nine months Ended September 30, 2007:

For the nine months ended September 30, 2007, we realized a net loss of $7.345 million compared to net income of $5.904 million for the nine month period ended September 30, 2006.  Basic and diluted losses per share for the first nine months of 2007 totaled $(1.14) compared to basic and diluted earnings of $0.94 and $0.89 per share, respectively, for the same period of 2006. Earnings for the nine months ended September 30, 2007 were impacted by a higher provision for loan losses and charges to noninterest expenses for valuation allowances and write-downs of other real estate owned related to repurchased mortgages and other problem assets.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets,

the product of net (loss) income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the nine months ended September 30, 2007 was (0.79)% compared to 0.58% for the corresponding period in 2006. Return on average equity, the product of net (loss) income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the nine months ended September 30, 2007 was (13.16)% compared to 10.56% for the corresponding period in 2006.  All profitability indicators were significantly affected by the lower net income.

Three Months Ended September 30, 2007:

For the three months ended September 30, 2007, net losses totaled $3.581 million compared to net income of $2.043 million for the three month period ended September 30, 2006.  Basic and diluted losses per share for the first three months of 2007 totaled $(0.56) compared to basic and diluted earnings of $0.32 and $0.31 per share, respectively, for the same period of 2006.  Earnings for the three months ended September 30, 2007 reflected a higher provision for loan losses and charges to noninterest expenses for valuation allowances and write-downs of other real estate owned related to repurchased mortgages and other problem assets.  Our return on average assets (annualized) for the three months ended September 30, 2007 was (1.15)% compared to 0.59% for the corresponding period in 2006 and our return on average equity (annualized) for the three months ended September 30, 2007 was (19.78)% compared to 10.49% for the corresponding period in 2006.  The decline in these ratios was due to lower net income in the third quarter of 2007.

Net Interest Income

Nine months Ended September 30, 2007:

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

Net interest income for the first nine months of 2007 totaled $33.544 million, a decrease of $3.744 million from $37.288 million for the nine months ended September 30, 2006. The decline in net interest income during 2007 was primarily due to a decrease in the volume of average earning assets, from $1.247 billion for the nine months ended September 30, 2006 to $1.105 billion as of September 30, 2007, and a significantly higher level of loans moved to nonaccrual status.  In addition, we also experienced a decline in non-interest bearing funding sources.  The yield on average earning assets increased from 7.60% for the nine months ended September 30, 2006 to 7.97% for the nine months ended September 30, 2007, while the average rate paid on interest-bearing liabilities increased from 4.14% for the nine months ended September 30, 2006 to 4.43% for the nine months ended September 30, 2007.  Although market interest rates have declined over the past three months, they are still higher on average than for the same nine month period of 2006.  The net interest margin increased slightly to 3.99% for the nine months ended September 30, 2007, as compared to 3.95% for the comparable period in 2006.

Interest income.  Total interest income decreased by $4.835 million due to decreased volume in average earning assets and an increase in the level of nonperforming assets.  Overall earning asset growth has moderated in 2007, as higher interest rates have dampened loan demand, loan principal prepayments have increased, and a flat treasury yield curve has discouraged the purchase of investment securities due to the narrow spread between investment yields and funding sources.  Additionally, 2006 average balances included approximately $100 million of investment securities which were sold in December of that year.  Average loans outstanding decreased slightly by $8.656 million, with decreases in commercial mortgages (-$45.274 million) and consumer residential construction loans (-$24.580 million), partially offset by increases in commercial loans and lines of credit (+$3.221 million), commercial/residential construction (+$17.406 million), residential mortgages (+$19.402 million), and consumer loans (+$21.169 million).  With respect to the increase in consumer and residential mortgage loans, $30.975 million (net of valuation reserves of $2.236 million) is due to the repurchase of previously sold first- and second-lien mortgage loans.  Average loans held for sale decreased $18.425 million, primarily due to the closing of our wholesale mortgage operations, which has reduced loan origination levels.  Average investment securities decreased by $164.169 million.  Yields on earning assets for the period increased to 7.97% from 7.60% due primarily to the higher rate environment on average in 2007 and the sale of lower yielding investment securities in December of 2006.  The yield on total loans increased from 8.52% to 8.62%.

Interest expense.  Interest expense decreased by $1.091 million to $32.902 million for the nine months ended September 30, 2007, compared to $33.993 million for the same period in 2006.  We experienced an increase in the average rate paid on interest-bearing liabilities, from 4.14% for the nine months ended September 30, 2006 to 4.43% for the nine months ended September 30, 2007, which was more than offset by a lower level of interest-bearing liabilities.  The increase in the rate paid on interest-bearing deposits from 3.25% for the nine months ended September 30, 2006 to 3.81% for the nine months ended September 30, 2007 was driven primarily by increases in the rates on money market accounts and time deposits.  Average interest-bearing deposits increased by $34.619 million primarily due to an increase in the volume of money market deposits.  A decrease in average borrowings of $139.039 million was due primarily from pay-offs of short-term advances from the FHLB and decreased borrowings on the mortgage loan warehouse line of credit.

Three Months Ended September 30, 2007:

Net interest income for the third quarter of 2007 decreased by $1.525 million to $10.879 million for the three months ended September 30, 2007 compared to $12.404 million for the three months ended September 30, 2006, primarily due to lower levels of earning assets, which more than offset an increase in the net interest margin.  The yield on average earning assets increased from 7.77% for the three months ended September 30, 2006 to 8.02% for the three months ended September 30, 2007 and the rates on average interest-bearing liabilities increased from 4.40% for the three months ended September 30, 2006 to 4.47% as of September 30, 2007, which resulted in an increase in the net interest margin from 3.87% to 3.93%.   Rates on both earning assets and interest-bearing liabilities increased due to increased market interest rates.  Earning asset rate increases were also favorably impacted by a higher mix of loans as a percentage of earning assets.  Average earning assets decreased from $1.258 billion for the three months ended September 30, 2006 to $1.085 billion for the three months ended September 30, 2007 and average interest-bearing liabilities decreased from $1.115 billion for the three months ended September 30, 2006 to $994,000 for the three months ended September 30, 2007.

Interest income.  Total interest income decreased by $2.702 million due primarily to the decreased volume of interest-earning assets.  Yields on earning assets for the period increased to 8.02% from 7.77% due to the higher rate environment in 2007 and the restructure of the investment portfolio in December 2006.  Average loans outstanding decreased by $19.974 million, with decreases in commercial loans and lines of credit (-2.865 million), commercial mortgages (-$46.168 million), and consumer residential construction loans (-$16.412 million), partially offset by increases in commercial/residential construction (+$4.279 million), residential mortgages (+$21.404 million), and consumer loans (+$19.788 million).  The increases in residential mortgage loans and consumer loans are due primarily to the repurchase of previously sold first- and second-lien mortgage loans.  Average loans held for sale decreased $27.105 million and average investment securities decreased by $177.598 million.  The yield on total loans decreased from 8.72% to 8.63%, primarily due to the reversal of interest on loans placed into nonaccrual status.

Interest expense.  Interest expense decreased by $1.177 million, due to a decrease in the volume of interest-bearing liabilities, primarily borrowings, partially offset by an increase in the rates paid on interest-bearing liabilities from 4.40% for the three months ended September 30, 2006 to 4.47% for the three months ended September 30, 2007.  The decrease in average borrowings of $136.945 million was due to pay-offs of short-term advances from the FHLB and repurchase agreements, and decreased borrowings on the mortgage loan warehouse line of credit. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2007.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$73,299	$4,262	7.67%	$70,078	$3,489	6.56%
Comm/res construction	136,527	8,057	7.78%	119,121	7,878	8.72%
Commercial mortgages	295,827	16,309	7.27%	341,101	18,668	7.22%
Residential construction - consumer	92,604	5,848	8.44%	117,184	6,854	7.82%
Residential mortgages	63,336	2,051	4.32%	43,934	1,886	5.72%
Consumer	184,623	18,586	13.34%	163,454	16,232	13.16%
Total loans	846,216	55,113	8.62%	854,872	55,007	8.52%
Loans held for sale	83,054	4,328	6.95%	101,479	5,927	8.05%
Investment securities, trading and AFS	104,224	4,242	5.43%	268,393	9,461	4.70%
Interest-bearing deposits	64,865	2,490	5.12%	9,947	348	4.66%
Restricted stock investments, at cost	6,170	273	5.90%	12,774	538	5.61%

Total earning assets	1,104,529	66,446	7.97%	1,247,465	71,281	7.60%

Allowance for loan losses	(12,104)			(11,978)
Cash and other nonearning assets	153,884			125,922
Total assets	$1,246,309	66,446		$1,361,409	71,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$9,779	16	0.22%	$11,155	18	0.22%
Savings deposits	58,329	136	0.31%	69,324	158	0.31%
Money market deposits	291,106	8,089	3.72%	234,396	5,450	3.11%
Time deposits	374,892	12,667	4.52%	384,612	11,402	3.96%
Total interest-bearing deposits	734,106	20,908	3.81%	699,487	17,028	3.25%
Borrowings	259,744	11,994	6.17%	398,783	16,965	5.69%

Total interest-bearing liabilities	993,850	32,902	4.43%	1,098,270	33,993	4.14%

Noninterest-bearing demand deposits	167,858			179,273
Other noninterest-bearing liabilities	9,957			9,082
Stockholders’ equity	74,644			74,784
Total liabilities and stockholders’ equity	$1,246,309	32,902		$1,361,409	33,993

Net interest income/net interest spread		$33,544	3.54%		$37,288	3.46%
Net interest margin			3.99%			3.95%

(1)   Nonaccrual loans are included in average loans.

(2)   There are no tax equivalency adjustments

	For the Three Months Ended September 30,
	2007			2006
	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate
	(dollars in thousands )
ASSETS
Loans:
Commercial loans and lines of credit	$70,653	$1,357	7.51%	$73,518	$1,265	6.73%
Comm/res construction	131,782	2,725	8.09%	127,503	2,877	8.83%
Commercial mortgages	283,638	5,264	7.26%	329,806	6,131	7.27%
Residential construction - consumer	91,919	1,890	8.16%	108,331	2,237	8.19%
Residential mortgages	66,623	678	4.07%	45,219	611	5.41%
Consumer	190,507	6,417	13.26%	170,719	5,852	13.50%
Total loans	835,122	18,331	8.63%	855,096	18,973	8.72%
Loans held for sale	87,336	1,474	6.75%	114,441	2,265	7.92%
Investment securities, trading and AFS	87,828	1,302	5.92%	265,426	3,218	4.85%
Interest-bearing deposits	68,310	880	5.15%	11,601	146	5.04%
Restricted stock investments, at cost	5,983	89	5.98%	11,920	176	5.92%

Total earning assets	1,084,579	22,076	8.02%	1,258,484	24,778	7.77%

Allowance for loan losses	(12,129)			(12,169)
Cash and other nonearning assets	161,082			132,142
Total assets	$1,233,532	22,076		$1,378,457	24,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$9,368	5	0.20%	$9,667	5	0.22%
Savings deposits	55,731	44	0.31%	66,310	51	0.30%
Money market deposits	291,496	2,692	3.66%	252,521	2,270	3.57%
Time deposits	369,914	4,258	4.57%	382,398	4,070	4.22%
Total interest-bearing deposits	726,509	6,999	3.82%	710,896	6,396	3.57%
Borrowings	267,573	4,198	6.22%	404,518	5,978	5.86%

Total interest-bearing liabilities	994,082	11,197	4.47%	1,115,414	12,374	4.40%

Noninterest-bearing demand deposits	160,267			176,415
Other noninterest-bearing liabilities	7,374			9,376
Stockholders’ equity	71,809			77,252
Total liabilities and stockholders’ equity	$1,233,532	11,197		$1,378,457	12,374

Net interest income/net interest spread		$10,879	3.55%		$12,404	3.37%
Net interest margin			3.93%			3.87%

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

	For the Nine Months Ended			For the Three Months Ended
	September 30, 2007			September 30, 2007
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
Interest earned on:	(dollars in thousands)
Loans:
Commercial loans and lines of credit	$608	$165	$773	$358	$(266)	$92
Comm/res construction	(1,211)	1,390	179	(648)	496	(152)
Commercial mortgages	207	(2,566)	(2,359)	(7)	(860)	(867)
Residential construction - consumer	774	(1,780)	(1,006)	(8)	(339)	(347)
Residential mortgages	(733)	898	165	(772)	839	67
Consumer	221	2,133	2,354	(639)	1,204	565
Total loans	(134)	240	106	(1,716)	1,074	(642)
Loans held for sale	(688)	(911)	(1,599)	(303)	(488)	(791)
Securities available for sale, at fair value	2,060	(7,279)	(5,219)	3,804	(5,720)	(1,916)
Interest-bearing deposits	38	2,104	2,142	3	731	734
Restricted stock investments, at cost	44	(309)	(265)	13	(100)	(87)

Total interest income	1,320	(6,155)	(4,835)	1,801	(4,503)	(2,702)

Interest paid on:
Interest-bearing deposits:
NOW deposits	—	(2)	(2)	—	—	—
Savings deposits	1	(23)	(22)	12	(19)	(7)
Money market deposits	1,176	1,463	2,639	61	361	422
Time deposits	1,725	(460)	1,265	889	(701)	188
Total interest-bearing deposits	2,902	978	3,880	962	(359)	603
Borrowings	2,126	(7,097)	(4,971)	2,214	(3,994)	(1,780)

Total interest expense	5,028	(6,119)	(1,091)	3,176	(4,353)	(1,177)

Net interest income	$(3,708)	$(36)	$(3,744)	$(1,375)	$(150)	$(1,525)

Noninterest Income

Noninterest income for the nine months ended September 30, 2007 was $18.167 million, a decrease of $1.719 million or 8.6% from the comparable period of 2006 primarily due to a decrease in total mortgage-banking revenue, including gains on sales of mortgage loans, decreases in service fees on deposits, and trading losses, partially offset by increases in bank owned life insurance (“BOLI”) income, brokerage fees, and the gains on sales of investment securities recognized during the first nine months of 2007.

Mortgage-banking revenue decreased from $7.779 million for the nine months ended September 30, 2006 to $5.489 million for the nine months ended September 30, 2007 due primarily to the lower volume of loans sold, the reversal of gains recognized on previously sold mortgage loans, which had to be repurchased, and lower profit spreads on loans sold.  The volume of loans we have originated has declined due to the declining housing market, the discontinuance of certain mortgage products, and the closure of our wholesale lending division.  While wholesale originations declined, retail and reverse mortgage originations increased.  Brokerage commissions increased $430,000 for the nine months ended September 30, 2007, primarily due to increased mutual fund and annuity sales and asset management fees.  Deposit service charges declined to $4.738 million for the nine months ended September 30, 2007 from $5.202 million for the nine months ended September 30, 2006 due to reduced overdraft fee income.  Income from BOLI increased by $332,000 due to the purchase of additional insurance policies in the second half of 2006 and the conversion of several existing policies to new carriers with higher crediting yields.  We recognized $491,000 in trading losses during the nine months ended September 30, 2007, mainly due to declines in value of mortgage related securities classified as trading.

Noninterest income for the three months ended September 30, 2007 decreased $694,000 or 10.7% to $5.809 million compared to $6.503 million for the same period of 2006, reflecting lower levels of mortgage-banking revenue, service fees on deposits, and trading losses, partially offset by increases in ATM fees, brokerage commissions and BOLI income.    Deposit service charges declined by $129,000 or 7.4% due to lower levels of overdraft income. Gains on sales of mortgage loans and other mortgage-banking revenue decreased $349,000 or 14.3% due to the lower volume of loans sold into the secondary market, the repurchase of previously sold mortgage loans, and lower profit spreads on loans sold.  BOLI income increased by $140,000 or 62.2%, as compared to the same period in 2006 due to the additional policies and higher yields on converted policies.

Noninterest expenses

For the nine months ended September 30, 2007, noninterest expenses increased $10.273 million or 21.5% to $58.136 million compared to $47.863 million for the same period of 2006. Increased expenses for secondary marketing valuations ($3.071 million) and write-downs of other real estate owned ($2.861 million) were the most significant factors in the increase in noninterest expenses.  Secondary marketing valuations reflect valuation allowances and reserves for loans repurchased or transferred into the loan portfolio and estimates of losses for potential repurchases and increased substantially during 2007.  Write-downs and losses on other real estate owned reflect losses incurred when foreclosed properties are sold at less than their carrying cost or where write-downs are recorded to reflect declines in carrying amounts (fair value).  These amounts have increased as values on properties placed in other real estate owned have declined throughout 2007.  Excluding the valuation allowances and write downs of other real estate owned, noninterest expense increased $4.341 million or 9.2%.

Salary and employee benefits expenses increased $1.629 million due to additional personnel costs for staffing hired to support the expansion of the consumer finance company and increased cost of employer provided health care.  Also included is $200,000 for severance benefits for the period, mostly related to the closing of wholesale lending operations.  Occupancy expenses increased $1.547 million to $7.308 million for the nine months ended September 30, 2007 from $5.761 million for the nine months ended September 30, 2006 due to additional space for the new executive and administrative offices occupied during the third quarter of 2006 and approximately $200,000 related to subleasing our former Fairfax, Virginia mortgage office.  Professional fees increased $512,000, primarily due to increased legal fees associated with foreclosures.  Service and maintenance expense and furniture, fixtures and equipment expense also increased ($202,000 and $344,000, respectively) due to increased locations.

For the three months ended September 30, 2007, noninterest expenses increased $3.951 million or 24.6% to $20.012 million from $16.061 million for the same period of 2006.  We recognized $1.169 million in secondary marketing reserves and $2.039 million in write-downs on foreclosed real estate during the quarter, compared to $450,000 in secondary marketing reserves and $100,000 in foreclosed real estate expenses during 2006.  Excluding the valuation allowances and write-downs of other real estate owned, noninterest expense increased $1.293 million or 8.3%.  Occupancy expense increased $619,000 or 29.1% to $2.745 million for the three months ended September 30, 2007 compared to $2.126 million for the three months ended September 30, 2006 due to increased lease expense related to the headquarters move, new branches, and approximately $200,000 related to subleasing our former Fairfax, Virginia mortgage office.  Salaries and employee benefits increased $750,000, professional fees increased $172,000, and furniture and equipment increased $125,000.

During the second quarter of 2007, the Company identified new opportunities for increased efficiency to reduce its operating costs. We closed our wholesale lending operations and expect to realize these cost savings beginning in the fourth quarter of this year. We are expanding our focus on on-line banking services, and will slow the addition of new branches, locate them in only the most promising markets, and eliminate any poor-performing locations. Additionally, we are aligning our staffing with our new direction, which will be accomplished largely through attrition.  We expect the impact of these decisions to be meaningful and positively impact our results for the last quarter of 2007, and more significantly in 2008.

The following table shows the breakout of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Salaries and employee benefits	$8,935	$8,185	$27,252	$25,623
Occupancy	2,745	2,126	7,308	5,761
Furniture, fixtures and equipment	914	789	2,683	2,339
Secondary marketing valuation	1,169	450	3,521	450
Professional services	379	207	1,178	666
Advertising	95	218	1,015	1,081
Data processing	505	430	1,419	1,347
Service and maintenance	509	544	1,812	1,610
Office supplies	166	195	563	568
ATM servicing expenses	254	237	762	762
Printing	127	147	430	467
Corporate insurance	155	160	396	381
Write-downs and costs of other real estate owned	2,039	100	2,962	101
Consulting fees	187	274	557	610
Marketing/promotion	159	218	607	835
Postage	185	196	687	682
Overnight delivery/courier	193	233	629	678
Security	42	46	196	137
Dues and subscriptions	131	138	393	454
Loan expenses	165	155	599	459
Other	958	1,013	3,167	2,852
	$20,012	$16,061	$58,136	$47,863

Income Taxes

We recorded an income tax benefit of $4.544 million on a net loss before taxes of $11.889 million, resulting in an effective tax rate of (38.2)% for the nine month period ended September 30, 2007 in comparison to income tax expense of $2.101 million on income before taxes of $8.005 million, resulting in an effective tax rate of 26.2% for the nine month period ended September 30, 2006. The effective tax rate decreased due to the realization of a net loss during 2007.  There were no changes in the statutory income tax rates in 2007.

We recorded an income tax benefit of $2.154 million on a net loss before taxes of $5.735 million, resulting in an effective tax rate of (37.6)% for the three month period ended September 30, 2007 in comparison to income tax expense of $542,000 on income before taxes of $2.585 million, resulting in an effective tax rate of 21.0% for the three month period ended September 30, 2006.  The effective tax rate decreased due to the realization of a net loss during 2007.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $197.270 million at September 30, 2007. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $70.168 million, or 35.6% of the total, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $10.021 million, or 5.1% of the total at September 30, 2007, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $991,000, or 0.5% of the total at September 30, 2007, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $36.884 million, or 18.7% of the total at September 30, 2007, are generally open ended. At September 30, 2007, available home equity lines totaled $79.206 million, or 40.1% of the total. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of September 30, 2007, we plan on expending approximately $2.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time.  Cash and cash equivalents totaled $116.457 million at September 30, 2007 compared to $42.969 million as of December 31, 2006.  Our loan to deposit ratio stood at 94.6% as of September 30, 2007 and 93.7% as of December 31, 2006.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained.  As of September 30, 2007, we maintained lines of credit totaling $330.683 million, with available borrowing capacity of $103.956 million based upon loans and investments available for pledging.

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

Potential Loan Repurchases

We have established a reserve for potential loan repurchases in the amount of $1.350 million as of September 30, 2007, which is included in other liabilities.  This amount reflects the settlement of an outstanding repurchase claim with one of the Company’s significant investors of bank mortgages.  The settlement executed in October, 2007 will extinguish current outstanding claims of the investor which existed as of September 30, 2007.  Management is not aware of any other material repurchase claims in existence as of September 30, 2007.

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

During the first nine months of 2007, we curtailed our forward loan commitments and the corresponding hedging using forward contracts to sell securities due to the significantly lower production volume of loans during that time.  Most of the loans sold during the first nine months of 2007 were done so on a best efforts basis.

As of September 30, 2007, we had no forward contracts to sell any securities.

Information pertaining to the notional amounts of our derivative financial instruments follows as of September 30, 2007.   These derivative financial instruments are recorded in our consolidated balance sheet at fair value.

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$14,086	$14,075

Open hedge positions:

Forward sales commitments on loan pipeline and funded loans	$53,738	$53,749

Forward contracts to sell mortgage-backed securities and Eurodollars
	$—	$—

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

As of September 30, 2006, we have a significant amount of loans that we repurchased from investors with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2007, we had a one year cumulative positive gap of approximately $115.068 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2007, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	1%	0%

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

Item 1a — Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2006.  The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K to reflect the recent change in First Mariner Bancorp’s status from a financial holding company to a bank holding company.

We Operate in a Competitive Market

We operate in a competitive environment, competing for deposits, loans and customers with commercial banks, thrifts, finance companies, and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market, Internet-based deposit intermediaries, mutual funds, and other investment alternatives.  Competition for loans comes primarily from other commercial banks, savings associations, mortgage-banking firms, consumer finance companies, credit unions, and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment, and international banking services, which we do not offer.  In addition, companies with a larger capitalization and financial intermediaries not subject to regulatory restrictions have larger lending limits, and are thereby able to serve the needs of larger customers.

In November 1999, the federal Gramm-Leach-Bliley Act (“GLBA”) was signed into law.  GLBA revised the Bank Holding Company Act of 1956 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.”  GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.  First Mariner Bancorp has operated as a financial holding company since 2002, but recently withdrew that election.  The termination of this financial holding company status may increase the competition we face in our market areas from bank holding companies that are also or may in the future become financial holding companies and from other entities that engage, or in the future may engage, in activities in which bank holding companies that are not also financial holding companies may not engage.

Finally, our continued growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing, and technical personnel.  Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
	Total		Total Number	Number of
	Number	Average	of Shares	Shares Yet
	of Shares	Price Paid	Purchased as	to Purchase
	Purchased	Per Share	Part of Plan	Under Plan
July 2007	—	$—	170,825	129,175
August 2007	83,900	8.87	254,725	45,275
September 2007	28,200	9.88	282,925	17,075

(1)

On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for open market or private purchases of stock over the next 10 months.

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

FIRST MARINER BANCORP

Date:	11/9/07	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/9/07	By:	/s/ Mark A. Keidel
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