Form 10-K
period 2007-12-31
FIRST MARINER BANCORP
filed 2008-03-14
CIK 946090

Use these links to rapidly review the document
FIRST MARINER BANCORP Annual Report on Form 10-K December 31, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 0-21815

FIRST MARINER BANCORP
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	52-1834860 (IRS Employer Identification Number)
1501 S. Clinton Street, Baltimore, MD (Address of principal executive offices)	21224 (zip code)
410-342-2600 (Telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which registered
Common Stock, par value $0.05 per share	The Nasdaq Stock Market LLC

         Securities registered under Section 12 (g) of the Exchange Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $65.013 million. Shares of Common Stock owned by each executive officer and directors have not been included as such persons are deemed to be affiliates.

         The number of shares of common stock outstanding as of March 3, 2008 is 6,351,611 shares.

         Documents incorporated by reference:

         Proxy Statement—Part III.

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2007

TABLE OF CONTENTS

PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp ("First Mariner," on a parent only basis, and "the Company," "we," "our," or "us," on a consolidated basis) is a bank holding company whose business is conducted primarily through its wholly owned operating subsidiaries: First Mariner Bank (the "Bank"), Mariner Finance, LLC ("Mariner Finance"), and FM Appraisals, LLC ("FM Appraisals"). We were formed in 1995 and have total assets in excess of $1.246 billion as of December 31, 2007. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600. We maintain internet sites located at www.1stmarinerbank.com, www.1stmarinerbancorp.com, www.1stmarinermortgage.com, www.vamortgage.com and www.marinerfinance.com.

        The Bank is our largest operating subsidiary with assets exceeding $1.133 billion as of December 31, 2007. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland's eastern shore. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

        The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. The sourcing of loans for First Mariner Mortgage is through a retail delivery channel comprised of retail loan offices and Bank branches. During 2006, First Mariner Mortgage originated loans through both its retail delivery channel and its wholesale division. The wholesale division sourced loans through relationships with mortgage brokers. First Mariner Mortgage expanded its secondary marketing activities significantly during 2006 by accumulating and selling groups of loans and began hedging the interest rate risk associated with mortgage-banking through the use of forward sales of mortgage-backed securities and Eurodollars. During 2007, such activity decreased significantly due to decreased loan originations and we returned to managing interest rate risk through the use of best efforts delivery commitments with our investors on a loan by loan basis. Our last bulk sale was done during the second quarter of 2007. During the third quarter of 2007, we closed the wholesale lending operations of First Mariner Mortgage. First Mariner Mortgage currently operates offices in Maryland, Delaware, Connecticut, Massachusetts, and North Carolina. First Mariner Mortgage originated $965.865 million in loans in 2007.

        Next Generation Financial Services ("NGFS"), a division of the Bank, engages in the origination of reverse and conventional mortgages, providing these products directly through commission based loan officers throughout the United States. NGFS originates reverse mortgages for sale to Fannie Mae and other private investors. The Bank does not originate any reverse mortgages for its portfolio and currently sells all of its originations into the secondary market. The Bank retains the servicing rights on reverse mortgages sold to Fannie Mae. NGFS is one of the largest originators of reverse mortgages in the United States.

        Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a relatively low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Virginia, New Jersey, Tennessee, and Delaware. Mariner Finance had total assets of $80.312 million as of December 31, 2007. A substantial majority of those assets are comprised of loans to customer in Maryland and Delaware.

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

Our Business Strategy

        We are currently focused on growing assets and earnings by capitalizing on the broad network of Bank branches, mortgage offices, consumer finance offices, and ATMs that we established during our original infrastructure expansion phase.

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

Financial Services We Provide

        Commercial Banking.    Our commercial loan unit focuses on loan originations from small and mid-sized businesses (generally up to $20.0 million in annual sales) and such loans are usually accompanied by significant related deposits. Our commercial loan products include commercial mortgage loans for the purchase or refinance of commercial properties; residential and commercial real estate construction and development loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. We also offer an array of cash management services and deposit products to our commercial customers. Computerized on-line banking and remote deposit are currently available to our commercial customers.

        Retail Banking.    Our retail banking activities emphasize consumer deposit and checking accounts. We offer an extensive range of services to meet the varied needs of our customers from young persons to senior citizens. In addition to traditional products and services, we offer contemporary products and services, such as debit cards, mutual funds, annuities, insurance products, Internet banking, and electronic bill payment services. Our consumer loan products include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

        Mortgage-Banking.    Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale on the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first and second mortgages, reverse mortgages, and construction and permanent financing.

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

        Consumer Finance.    We offer a wide variety of consumer finance products through Mariner Finance, which is focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller than those originated by the Bank (approximately $2,800). Mariner Finance currently serves approximately 27,000 customers in Maryland, Delaware, Virginia, New Jersey, and Tennessee.

Our Lending Activities

        Loan Portfolio Composition.    At December 31, 2007, our loan portfolio totaled $854.920 million, representing approximately 68.6% of our total assets of $1.247 billion. Our loans are generally secured by residential and commercial real estate, and over 79% of our total loans as of December 31, 2007 were secured by real estate. The majority of our lending activity is in the Mid-Atlantic region.

        Real Estate Development and Construction Loans.    We provide interim real estate acquisition development, and construction loans to builders, developers, and persons who will ultimately occupy their single-family dwellings. These loans are made within the Federal regulatory guidelines for maximum loan to value ratios. Generally, residential construction loans are made for up to 85% of the appraised value of the property, taking into consideration private mortgage insurance. Commercial real estate construction loans are generally made for 80% or less of the appraised value of the property. Development loans, made to improve raw land into lots on which structures may be built, are generally made for 75% or less of the appraised value of the property. Our real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements. Our real estate development and construction loans are typical debt obligations of the borrowers and do not provide for our participation in residual profits or losses of the projects or involve equity positions through partnerships, joint ventures, or other similar structures.

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

        We secure development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates, and pre-construction sale information.

        Residential Real Estate Mortgage Loans.    We originate adjustable- and fixed-rate residential mortgage loans, including reverse mortgages. Our mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. With the current exception of reverse mortgages, we will place some of these loans into our portfolio, although the vast majority are ultimately sold to investors.

        Commercial Real Estate Mortgage Loans.    We originate mortgage loans secured by commercial real estate. These loans are primarily secured by office buildings, retail buildings, warehouses, and general-purpose business space. Although terms may vary, our commercial mortgages generally have maturities of ten years or less. It is our general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

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

        Consumer Loans.    The Bank and Mariner Finance offer a variety of consumer loans. Consumer loans originated by the Bank are typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 10 years. We do offer home equity products with loan to value ratios of up to 100%, and mitigate our risk of loss on higher loan to value products with private mortgage insurance. The interest rates on our closed-end home equity loans are generally fixed, while interest rates on our home equity lines of credit are variable. Consumer finance products offered through Mariner Finance include loans for the purchase of consumer goods, direct cash lending, loans for seasonal purposes, home improvement loans, first mortgage loans, closed-end second mortgages, and loans originated though direct mail solicitation. Loans made by Mariner Finance are generally for terms less than five years, carry a fixed rate of interest, and are generally secured by consumer goods, including automobiles. Mariner Finance also originates a limited number of closed-end home equity loans.

        See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2007 for more detailed information concerning our loan portfolio, the individual portfolio types, and their effect on 2007 operations.

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

        Commercial and mortgage loan officers have no individual lending authority. Our loan committee of the Board of Directors is authorized to approve loans up to our banking subsidiary's legal lending limit, which approximates $14.5 million as of December 31, 2007. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, and do have loans to a limited number of customers in excess of that amount.

        We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we and our borrowers are affected by the economic conditions prevailing in our market area. Approximately 77% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers; an additional 20% consisted of loans to customers in the surrounding states and the District of Columbia; and 3% consisted of loans to customers in other states in the country. Approximately 84% of our commercial loan portfolio (commercial, commercial real estate, and commercial construction) consisted of loans to Maryland customers with an additional 14% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 2% of our portfolio.

        Mariner Finance's lending activities are subject to written policies approved by our Board of Directors. These loans are subject to a well-defined credit process that includes a credit evaluation of the borrower and the adequacy of available collateral. Mariner Finance's loan policy provides various levels of individual lending authority. Mariner Finance purchases installment sales contracts from dealers applying the same criteria. Dealers are subject to pre-approval due diligence and must have a proven track record with management. The majority of Mariner Finance's loans are to customers in Maryland (78.7%) and Delaware (18.7%), with an increasing volume in Virginia, New Jersey, and Tennessee.

Market

        We consider our core market area to be the communities within the Baltimore/Washington corridor, including the eastern shore of Maryland and particularly Baltimore City and the counties of Baltimore, Anne Arundel, Harford, and Howard. Lending activities are broader and include areas outside of our core market area such as other Maryland counties, the District of Columbia and certain markets in contiguous states, as well as certain regional and national markets.

Our Competition

        Banking and consumer finance.    We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, mortgage companies, finance companies, Internet-based financial companies, and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving financial entities in our market area have occurred in recent years, requiring us to compete with banks and finance companies with greater resources.

        The primary factors we face in competing for deposits are interest rates, personalized service, the quality and range of financial services, convenience of office locations, and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds, Internet based banks, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, responsiveness, and personalized service. Competition for loans comes primarily from other commercial banks, savings associations, mortgage-banking firms, credit unions, finance companies, and other financial intermediaries. Many of the financial institutions operating in our market area offer certain services such as trust and international banking, which we do not offer, and have greater financial resources or have substantially higher lending limits.

        To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors and employees with our customers, and specialized services tailored to meet our customers' needs. In those instances where we are unable to accommodate a customer's needs, we will arrange for those services to be provided by other financial institutions with which we have a relationship.

        Current banking laws facilitate interstate branching and merger activity among banks. This may result in an even greater degree of competition in the banking industry and we may be brought into competition with institutions with which we do not currently compete. As a result, intense competition in our market area may be expected to continue for the foreseeable future.

        Mortgage-banking.    Our mortgage-banking division also operates in an extremely competitive environment. In addition to competing with mortgage-banking divisions of other financial institutions, we compete with mortgage banking firms that are not under the same level of regulation as we are. Without similar regulatory constraints, these lesser regulated firms can be more responsive to customers. Additionally, competition in the mortgage-banking industry comes from the continuing evolution of the secondary mortgage market, the proliferation of mortgage products, increasing interest rate volatility, compounded by homeowners' increasing tendency to refinance their mortgages as the refinance process becomes more efficient and cost effective. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.

        To compete effectively in this environment, we maintain a very high level of operational, technological, and managerial expertise, consistently offer a wide selection of mortgage loans through all marketing channels on a regional scale, provide high-quality service, and price our mortgage loans at competitive rates.

        See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" in this Form 10-K, for the year ended December 31, 2007 for more detailed information concerning our mortgage-banking operations and its effect on our 2007 consolidated financial position and consolidated operations.

Supervision and Regulation

        First Mariner and its subsidiaries are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors and loan customers, not stockholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies, finance companies, and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of First Mariner and its subsidiaries.

        Federal Bank Holding Company Regulation and Structure.    First Mariner is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve" or "FRB"). First Mariner is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. The Federal Reserve may conduct examinations of First Mariner and its subsidiaries.

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

        With prior approval of the Federal Reserve, First Mariner may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Under current Federal Reserve regulations, such permissible nonbank activities include mortgage-banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations.

        First Mariner's subsidiary bank is subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, investments in its securities, and the use of its securities as collateral for loans to any borrower. These regulations and restrictions may limit the ability to obtain funds from First Mariner's subsidiary bank for its cash needs including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a bank may not generally require a customer to obtain other services from itself or its affiliates, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for financial holding companies and their non-banking subsidiaries. Such rules were retained for bank holding companies and banks.

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

        During 2007, we entered into an agreement with the Federal Reserve Bank of Richmond ("FRB-Richmond") to submit plans to improve our operating performance, reduce parent company leverage, enhance our enterprise-wide risk management, and enhance the effectiveness of our internal audit program. We have also agreed to give prior notice to the FRB-Richmond of any potential transaction involving significant capital expenditure. Management believes it has taken actions to address these issues and these agreements do not restrict or impede our ability to conduct normal business.

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

        Federal and State Bank Regulation.    First Mariner's banking subsidiary is a Maryland chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the FDIC. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees, and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

        In its lending activities, the maximum legal rate of interest, fees, and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan, and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and the related interest to a financial institution's capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders, or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

        The CRA requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities, including low and moderate income neighborhoods and families, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

        Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. FDICIA also imposed new capital standards on insured depository institutions. Institutions that fail to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes the Bank meets substantially all standards which have been adopted.

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

        Financial Services Modernization.    Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act ("GLBA") revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." The GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. The GLBA also permits certain qualified national banks to form "financial subsidiaries," which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The GLBA may increase the competition we encounter. First Mariner made an election to become a financial holding company in 2002, but withdrew that election in October, 2007.

        Deposit Insurance.    As an FDIC member institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund ("DIF"), administered by the FDIC. The FDIC is required to establish the semi-annual assessments for DIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the respective deposit insurance funds at or above 1.25% of estimated insured deposits or at such higher percentage that the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern.

        On February 8, 2007, the Federal Deposit Insurance Reform Act ("Reform Act") of 2007 was signed into law. The Reform Act increases the general limit on deposit insurance based on consumer price inflation, with the first increase taking effect on January 1, 2011, and additional adjustments made every five years thereafter. In addition, the Reform Act gives the FDIC the authority to manage its reserves more flexibly and over a longer time horizon by rescinding the automatic trigger of 1.25% of estimated insured deposits.

        Limits on Dividends and Other Payments.    First Mariner's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized." See "Federal Deposit Insurance Corporation Improvement Act of 1991" below. We do not anticipate that such provisions will be applied to the Bank. The Federal Reserve has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

        A banking organization's risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (limited to one-third of other Tier 1 components), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions and limitations. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities (above amounts not qualifying as Tier 1 capital), qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to quarterly average assets, referred to as the leverage capital ratio, of at least 4%. First Mariner and the Bank maintained capital ratios that exceeded these minimum standards. See "Item 7—Management's Discussion and Analysis of Financial Condition and

Results of Operations," for the year ended December 31, 2007 for more detailed information concerning capital adequacy.

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

        Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to First Mariner.

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

        FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

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

        USA Patriot Act.    The USA Patriot Act of 2001 significantly increased the anti-money laundering and financial transparency laws to require additional due diligence for financial institutions. The law set standards for verifying customer information at account opening and maintenance of records, and created rules to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism or money laundering. The law requires financial businesses to report cash transactions in excess of $10,000 to the U.S. Treasury Department, and also requires reporting of suspicious customer activities.

        Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies, such as First Mariner, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established, among other things: 1) new requirements for audit committees, including independence, expertise, and responsibilities; 2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; 3) new standards for auditors and regulation of audits; 4) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and 5) new and increased civil and criminal penalties for violation of the securities laws.

Economic Monetary Policies and Economic Controls

        We are affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on our earnings cannot be predicted. However, our earnings will be impacted by movement in interest rates, as discussed in Part II Item 7A- "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 1A    RISK FACTORS

Our Future Depends on the Successful Growth of the Bank and Mariner Finance

        Our primary business activity for the foreseeable future will be to act as a bank holding company. Our future profitability will therefore depend on the success and growth of the Bank and Mariner Finance. Our growth will depend, in large part, on our ability to leverage our existing infrastructure. The inability of the Bank to expand its business without substantially increasing the number of branches, the inability of our mortgage divisions to grow their residential mortgage business without substantially increasing its number of offices, or the inability of Mariner Finance to grow its consumer portfolio without substantially increasing its number of offices may prevent us from realizing our growth objectives.

A Significant Amount of Our Business is Concentrated in Real Estate Lending, and Most of this Lending Involves Maryland Real Estate

        Approximately 25% of our loan portfolio is comprised of commercial and consumer real estate development and construction loans, which are secured by the real estate being developed in each case. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner, or according to original specifications. Real estate development and construction projects that are not completed in a timely manner, or according to original specifications, are generally less marketable than projects that are fully developed. The loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment.

        In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2007, approximately 79% of the Bank's loans have real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We Have A High Percentage Of Commercial, Commercial Real Estate, And Real Estate Acquisition And Development Loans In Relation To Our Total Loans And Total Assets

        Our loan portfolio contains a high percentage of commercial, commercial real estate, and real estate acquisition and development loans in relation to our total loans and total assets. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, along with other federal banking regulators, issued final guidance on December 6, 2006 entitled, Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result, and has resulted, in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on financial results.

        This recent guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2007, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Mortgage-Banking Activities Generate a Significant Portion of Our Noninterest Income

        A significant portion of our business involves making residential mortgage loans through our mortgage division, which accounted for approximately 30% and 44% of our noninterest income for the years ended December 31, 2007 and 2006, respectively. Real estate loan origination activity, including refinancings, is generally greater during periods of low or declining interest rates and favorable economic conditions, which had been favorably affected by relatively lower market interest rates during the past three years. However, we did experience a deterioration in market conditions during 2007 and continued adverse changes in market conditions could have an adverse impact on our earnings through lower origination volumes.

We Experience Interest Rate Risk On Our Loans Held For Sale Portfolio

        We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We have managed this interest rate risk primarily in two ways. Currently, we enter into agreements to sell our loans through the use of best efforts forward delivery contracts. Under this type of agreement we commit to sell a loan at an agreed price to an investor at the point in time the borrower commits to an interest rate on the loan, with the intent that the buyer assumes the interest rate risk on the loan. During 2006, a portion of our mortgage loan pipeline and warehouse were hedged utilizing forward sales of mortgage-backed securities and Eurodollars for loans to be sold under mandatory delivery contracts on a pooled or bulk basis. We expected that these derivative financial instruments (forward sales of mortgage-backed securities and Eurodollars) would experience changes in fair value opposite to the change in fair value of the derivative loan commitments and our warehouse. However, the process of selling loans on a bulk basis and use of forward sales of mortgage-backed securities and Eurodollars to hedge interest rate risk associated with customer interest rate lock commitments involved greater risk than selling loans on an individual basis through best efforts forward delivery commitments. Hedging interest rate risk in bulk sales required management to estimate the expected "fallout" (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not have correlated precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management's estimates for customer fallout or market changes making the forward sale of mortgage-backed securities and/or Eurodollars non-effective may have resulted in higher volatility in our profits from selling mortgage loans originated for sale. We engaged an experienced third party to assist us in managing our activities in hedging and marketing our bulk sales delivery strategy.

        During 2007, we curtailed our forward loan commitments and the corresponding hedging using forward contracts to sell securities due to the significantly lower production volume of loans during the year. Most of the loans sold during 2007 were done so on a best efforts basis. We had no mandatory forward sales commitments or hedges as of December 31, 2007.

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

        There may be certain loans in our portfolio that were originated for sale, but for various reasons, are unable to be sold. These loans are transferred to our loan portfolio at fair market value. Any deterioration in value of the loan during the period held in the portfolio is charged to the allowance for loan losses.

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

        Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if regulatory authorities require the Bank or Mariner Finance to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

        As of December 31, 2007, the allowance for loan losses was $12.789 million, which represented 1.50% of outstanding loans, net of unearned income. At such date, we had nonaccruing loans totaling $24.389 million. Management actively administers its nonaccruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan losses would result in a decrease in net income and capital, and could have and have had a material adverse effect on us.

We currently hold a significant level of Bank Owned Life Insurance

        We currently hold a significant level of Bank Owned Life Insurance on key employees and executives that have cash surrender values of $34.931 million as of December 31, 2007. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee, or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

Economic Conditions and Monetary Policy

        Our operating results will depend to a great extent upon the rate differentials between the yields earned on our loans, securities and other earning assets and the rates paid on our deposits and other interest-bearing liabilities. These rate differentials are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, in particular the Federal Reserve Board. The makeup of our loan and deposit portfolios, in particular, determines our sensitivity to these factors. At December 31, 2007, we had a one year cumulative interest sensitivity gap of $104.458 million. See Item 7A—"Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Sensitivity."

        Like other depository institutions, the Company is affected by the monetary policies implemented by the Federal Reserve Board and other federal entities. A primary instrument of monetary policy employed by the Federal Reserve Board is the restriction or expansion of the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on our operations. In particular, our ability to make loans, attract deposits and realize gains on the sale of residential mortgage loans, as well as public demand for loans, could be adversely affected. See Item 1—"Business—Economic Monetary Policies and Economic Controls."

Our Ability to Pay Cash Dividends is Limited

        Holders of shares of our common stock are entitled to dividends if declared by our board of directors out of funds legally available for that purpose. Although the board of directors has declared cash dividends in the past, it has discontinued such payments to conserve cash and capital resources, and does not intend to declare cash dividends until current earnings are sufficient to generate adequate internal capital to support growth. Our current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends. Additional restrictions are placed upon us by the policies of federal regulators, including the FRB's November 14, 1985 policy statement, which provides that bank holding companies should pay dividends only out of the past year's net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition.

        Our ability to pay dividends is further subject to our ability to make payments of interest under junior subordinated debentures due through 2035 held by our statutory trusts Mariner Capital Trust II, III, IV, V, VI, VII, and VIII ("the trusts"). These payments are necessary to fund the distributions that the trusts each must pay to holders of its trust preferred securities (collectively, the "Mariner Trust Preferred Securities"). If we are unable to make such payments, if we determine to defer such payments, or if we default under our other obligations in connection with the Mariner Trust Preferred Securities, we will not be permitted to pay dividends to holders of our common stock until such time as we recommence making payments or are not otherwise in default.

        In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank and Mariner Finance.

Our Management Controls a Significant Percentage of Our Stock

        At December 31, 2007, our directors and executive officers beneficially owned approximately 1,916,000 shares of our common stock (either directly or with options), or 30% of our outstanding shares of common stock. Edwin F. Hale, Sr., who is our Chairman, Chief Executive Officer, and largest stockholder, beneficially owns 1,432,316 shares of common stock (with options), or 23% of our outstanding shares of common stock as of December 31, 2007. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

Our Stock is Not Heavily Traded

        The average daily trading volume of our shares on The Nasdaq National Market for the previous three months was approximately 8,000 shares. Thus, our common stock is not heavily traded and can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our stockholders may not be able to trade large blocks of shares at the volumes, prices, or times that they desire.

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

        In November 1999, the federal Gramm-Leach-Bliley Act ("GLBA") was signed into law. GLBA revised the Bank Holding Company Act of 1956 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. First Mariner Bancorp has operated as a financial holding company since 2002, but recently withdrew that election. The termination of this financial holding company status may increase the competition we face in our market areas from bank holding companies that are also or may in the future become financial holding companies and from other entities that engage, or in the future may engage, in activities in which bank holding companies that are not also financial holding companies may not engage.

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

Our Articles of Incorporation and Bylaws May Discourage a Corporate Takeover

        Our Amended and Restated Articles of Incorporation ("Articles"), and Amended and Restated Bylaws ("Bylaws"), contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of our Board of Directors into three classes; directors of each class serve for staggered three year periods. The Articles also provide for supermajority voting provisions for the approval of certain business combinations. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by our Board of Directors, but pursuant to which stockholders might receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of our Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. Further, such provisions could potentially adversely affect the market price of the common stock.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        There were no unresolved comments from the staff of the Securities and Exchange Commission at December 31, 2007.

ITEM 2    PROPERTIES

        We lease our executive offices located at 1501 South Clinton Street, Baltimore, Maryland. This location also houses a headquarters satellite branch office. We occupy approximately 75,500 square feet at this location, which is adjacent to our former headquarters building.

        We own our former headquarters branch office located at 3301 Boston Street, Baltimore, Maryland. This location houses drive-up banking and customer parking facilities, as well as other administration offices.

        We operate retail bank branches at the following locations:*

Maryland:

Annapolis(2)
161 A Jennifer Road
Annapolis, MD 21401

Arbutus(2)
3720 Washington Blvd., Suite 100
Baltimore, MD 21227

Bel Air(3)
12 A Bel Air South Parkway
Bel Air, MD 21015

Canton(1)
3301 Boston Street
Baltimore, MD 21224

Canton Tower/Headquarters(2)(4)
1501 South Clinton Street
Baltimore, MD 21224

Carroll Island(2)
176 Carroll Island Road
Baltimore, MD 21220

Cockeysville(3)
9840 York Road
Cockeysville, MD 21030

Columbia(2)
8835 Centre Park Drive, Suite 100
Columbia, MD 21045

Crofton(3)
1049 MD Route 3
Gambrills, MD 21054

Downtown Baltimore(2)
300 N. Charles Street
Baltimore, MD 21201

Dundalk(2)
7860 Wise Avenue
Baltimore, MD 21222

Easton(1)
8662 Alicia Drive
Easton, MD 21601

Ellicott City(3)
10065 Baltimore National Pike
Ellicott City, MD 21042

Glen Burnie(2)
305 South Crain Highway
Glen Burnie, MD 21061

Hickory(3)
1403 Conowingo Road
Belair, MD 21014

Loch Raven(1)
1641 East Joppa Road
Baltimore, MD 21286

Lutherville/Timonium(2)
1738 York Road
Lutherville, MD 21093

Ocean City(2)
12505 Coastal Highway
Ocean City, MD 21842

Odenton(1)
1600 Annapolis Road
Odenton, MD 21113

Owings Mills(3)
4800 Painters Mill Road
Owings Mills, MD 21117

Perry Hall(1)
8843 Bel Air Road
Perry Hall, MD 21236

Pikesville(1)
1013 Reisterstown Road
Baltimore, MD 21208

Pikesville Drive-Thru(2)(4)
1100 Reisterstown Road
Baltimore, MD 21208

Severna Park(2)
366A Gov Ritchie Highway
Severna Park, MD 21146

Towson(1)
115 East Joppa Road
Baltimore, MD 21286

Westminster(1)(5)
1010 Baltimore Boulevard
Westminster, MD 21157

White Marsh(1)
10101 Philadelphia Road
White Marsh, MD 21237

Woodlawn(3)
7007 Security Boulveard
Baltimore, MD 21244

Pennsylvania:

Shrewsbury(2)
Market Square Shopping Center
549 South Main Street
Shrewsbury, PA 17361

*
For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.
(1)
Company owns branch
(2)
Company leases branch
(3)
Company owns branch, but leases related land
(4)
Office is a satellite branch
(5)
Projected branch opening in fall of 2008

        For more information on our lease commitments and costs see Note 8 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K.

        We operate mortgage offices at the following locations:

Maryland:

Annapolis(2)
2086 Generals Highway, 2nd Floor
Annapolis, MD 21401

Canton/Headquarters(1)
3301 Boston Street
Baltimore, MD 21224

Cambridge(2)
108 Dorchester Avenue
Cambridge, MD 21613

Dunkirk(2)
10351 Southern Maryland Blvd.
Dunkirk, MD 20754

Ellicott City(3)
10065 Baltimore National Pike
Ellicott City, MD 21042

Rockville(2)
15722 Crabbs Branch Way
Rockville, MD 20855

Salisbury(2)
309 East Main Street, Suite 100
Salisbury, MD 21801

Severna Park(2)
838 Ritchie Highway
Severna Park, MD 21146

White Marsh(1)
10101 Philadelphia Road
White Marsh, MD 21237

Connecticut:

Hamden(2)
2337 Whitney Avenue
Hamden, CT 06518

Delaware:

Seaford(2)
604 North Porter Street
Seaford, DE 19973

Wilmington(2)
3301 Lancaster Pike, Suite 5B
Wilmington, DE 19805

Massachusetts:

Andover(2)
206 Andover Street
Andover, MA 01810

Metro Boston(2)
160 Gould Street, Ste 102
Needham, MA 02494

South Shore(2)
200 Cordwainer Drive
Norwell, MA 02061

North Carolina:

VA Mortgage(2)
203 Wolf Creek Professional Center
Havelock, NC 28532

(1)
Company owns office
(2)
Company leases office
(3)
Company owns office, but leases related land

        We operate consumer finance offices at the following locations which are leased by Mariner Finance:

Maryland:

Bel Air
225 Briarhill Place, Suite I-1
Bel Air, MD 21015

Bowie
3440 Crain Highway
Bowie, Md 20716

Canton/Headquarters/Central Approval
3301 Boston Street
Baltimore, MD 21224

Cumberland
1050 West Industrial Blvd.,
Unit 7
Cumberland, MD 21502

Dundalk
1770 Merritt Boulevard
Baltimore, MD 21222

Easton
8223-17 Elliott Road
Easton, MD 21601

Essex
511A Eastern Boulevard
Essex, MD 21221

Frederick
454 Prospect Boulevard
Frederick, MD 21702

Germantown
19705 North Frederick Road
Germantown, MD 20876

Glen Burnie
7400 Ritchie Highway, Suite E
Glen Burnie, Md 21061

Hagerstown
1423 Dual Highway
Hagerstown, MD 21740

Laurel
3421 Fort Meade Road
Laurel, MD 20707

North East
113 North East Plaza
North East, MD 21901

Overlea
7682 Belair Road
Baltimore, MD 21236

Randallstown
3537 Brenbrook Drive
Randallstown, MD 21133

Salisbury
319 B Civic Avenue
Salisbury, MD 21804

Waldorf
2084 Crain Highway
Waldorf, MD 20610

Westminster
625 Baltimore Boulevard
Westminster, MD 21157

Woodlawn
6666 Security Blvd., Suite 16
Baltimore, MD 21207

Delaware:

Bear
1831 Pulaski Highway
Bear, DE 19701

Dover
222 South Dupont Hwy,
Suite 101
Dover, DE 19901

Milford
975A Dupont Boulevard
Milford, DE 19963

Seaford
1026 West Stein Highway
Seaford, DE 19973

New Jersey:

Turnersville
5851 Ft. 42 Plaza 42
Turnersville, NJ 08012

Tennessee:

Lawrenceburg(1)
221 E. Gaines Street
Lawrenceburg, TN 38464

Murfreesboro
2805 Old Fort parkway Suite K
Murfreesboro, TN 37128

Nashville
4907 Nolensville Road
Nashville, TN 37211

Smyrna
639 President Place
Smyrna, TN 37167

Virginia:

Chester
12654 Jefferson Davis Highway
Chester, VA 23831

Mechanicsville(1)
7445 Lee Davis Road Suite 106
Mechanicsville, VA 23111

Woodbridge
1979 Daniel Stuart Square
Woodbridge, VA 22191

(1)
Projected office opening in spring of 2008

        Our bank branches range in total size from 2,000 to 4,000 square feet, mortgage offices generally range from 1,200 to 2,000 square feet and our Mariner Finance offices from 800 to 1,600 square feet. All of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

ITEM 3    LEGAL PROCEEDINGS

        We are party to legal actions that are routine and incidental to our business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2007.

ITEM 4A    EXECUTIVE OFFICERS OF THE REGISTRANT

        Edwin F. Hale, Sr. (age 61) has been Chairman and Chief Executive Officer of First Mariner and of the Bank since 1995. Joseph A. Cicero (age 63) has been the President of First Mariner and Chief Operating Officer of the Bank since 1996. George H. Mantakos (age 65) has been Executive Vice President of First Mariner, and the President of the Bank since 1995. Mark A. Keidel (age 46) has been Senior Vice President and Chief Financial Officer of First Mariner and the Bank since June 2000.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

        Our common stock trades on The NASDAQ National Market under the symbol "FMAR." The table below sets forth for the periods indicated the low and high market prices of our common stock as reported on The Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commissions, and they may not necessarily represent actual transactions. We currently have approximately 2,600 stockholders, and we did not pay a cash dividend in 2007 or 2006. See Item 1—"Business—Supervision and Regulation" and Item 1A—"Risk Factors—Our Ability to Pay Cash Dividends is Limited" in this Form 10-K for information on dividend restrictions.

	Low	High
2007 Quarter ended:
Fourth quarter	$4.89	$10.40
Third quarter	7.95	13.05
Second quarter	12.00	15.20
First quarter	15.00	18.61
2006 Quarter ended:
Fourth quarter	$18.36	$20.45
Third quarter	18.51	19.50
Second quarter	18.30	19.60
First quarter	17.26	19.34

Equity Compensation Plan Information

        The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	813,788	$12.47	154,457
Equity compensation plans not approved by security holders	—	—	—

Total	813,788	$12.47	154,457

Issuer Purchases of Equity Securities(1)

        The following table sets forth the Company's purchases of its Common Stock for the most recent fiscal quarter:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares Yet to Purchase Under Plan
October 2007	—	$—	282,925	17,075
November 2007	—	—	282,925	17,075
December 2007	—	—	282,925	17,075

(1)
On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for open market or private purchases of stock until July 18, 2008. During the year ended December 31, 2007, the Company repurchased a total of 119,600 shares of our common stock at an approximate cost of $1.162 million.

Performance Graph

        The following graph compares the performance of the Company's Common Stock, with the performance of a broad market index and a nationally-recognized industry standard assuming in each case both an initial $100 investment on December 31, 2002 and reinvestment of dividends as of the end of the Company's last five fiscal years. The Company has selected the Nasdaq Market Index as the relevant broad market index because prices for the Company's Common Stock are quoted on Nasdaq National Market. Additionally, the Company has selected the Nasdaq Bank Index as the relevant industry standard because such index consists of financial institutions which the Company believes generally possess assets, liabilities and operations more similar to the Company than other publicly-available indices. However, given the short history of the Company's operations and its rapid growth, the Company believes no truly appropriate comparative index exists.

	Period Ending
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
First Mariner Bancorp	$100	$168.94	$159.49	$158.95	$168.48	$51.50
NASDAQ Bank Index	100	129.93	144.21	137.97	153.15	119.35
NASDAQ Market Index	100	150.01	162.89	165.13	180.85	198.60

ITEM 6    SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net interest income	$44,680	$49,266	$47,723	$42,441	$34,411
Provision for loan losses	8,915	2,315	3,287	2,243	2,536
Noninterest income	24,100	23,767	23,015	19,190	21,086
Noninterest expense	78,238	69,159	56,340	50,926	45,883
Income tax (benefit) expense	(8,310)	(365)	3,289	2,361	1,771
Net (loss) income	(10,063)	1,924	7,822	6,101	5,307
Consolidated Statement of Financial Condition Data:
Total assets	$1,246,822	$1,263,290	$1,362,478	$1,250,531	$1,057,853
Loans receivable, net	842,131	854,060	839,843	736,566	601,155
Deposits	904,953	924,938	876,010	825,417	747,733
Long-term borrowings	155,130	132,557	131,000	134,369	110,000
Junior subordinated deferrable interest debentures	73,724	73,724	73,724	58,249	47,939
Stockholders' equity	64,570	78,629	72,375	64,314	58,434
Per Share Data:
Number of shares of common stock outstanding at year end	6,351,611	6,427,725	6,262,442	5,826,011	5,693,637
Net (loss) income per common share:
Basic	$(1.57)	$0.30	$1.28	$1.06	$0.97
Diluted	(1.57)	0.29	1.20	0.96	0.88
Cash dividends declared	—	—	—	—	—
Performance and Capital Ratios:
Return on average assets	(0.81)%	0.14%	0.59%	0.54%	0.57%
Return on average equity	(13.83)%	2.53%	11.44%	10.11%	9.76%
Net interest margin	4.07%	3.96%	3.88%	4.06%	3.99%
Average equity to average assets	5.85%	5.59%	5.13%	5.36%	5.83%
Year-end Tier 1 leverage ratio	7%	8%	7%	7%	8%
Tier 1 capital to risk-weighted assets	8%	10%	10%	9%	10%
Total capital to risk-weighted assets	14%	16%	15%	14%	15%
Asset Quality Ratios:
Nonperforming assets to total assets	3.48%	0.52%	0.29%	0.38%	0.48%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.50%	1.43%	1.38%	1.28%	1.43%
Nonperforming assets and 90 day past-due loans	27.57%	36.61%	244.14%	150.84%	118.61%
Net charge-offs to average total loans, net of unearned income	1.01%	0.19%	0.14%	0.21%	0.19%

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This annual report on Form 10-K may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995. Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as "anticipates," "expects," "intends," "plans," "believes," "estimates," and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief, and expectations. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels. Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and government regulation. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see "Risk Factors" in Item 1A of this Form 10-K. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events, or otherwise.

The Company

        The Company is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company began conducting business as First Mariner Bancorp in May 1995. Since 1995, the Company's strategy has involved building a network of banking branches, ATMs, and other financial services outlets to capture market share and build a community franchise for stockholders, customers, and employees. The Company is currently focused on growing assets and earnings by capitalizing on the broad network of bank branches, mortgage offices, consumer finance offices, and ATMs established during its infrastructure expansion phase. First Mariner is currently the fourth largest publicly traded bank holding company based in Maryland, with total assets of $1.247 billion at December 31, 2007.

        The Company's business is conducted primarily through its wholly owned subsidiaries: First Mariner Bank (the "Bank"), Mariner Finance, LLC ("Mariner Finance"), and FM Appraisals, LLC ("FM Appraisals"). First Mariner Bank is the largest operating subsidiary of the Company with assets exceeding $1.133 billion as of December 31, 2007. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland's eastern shore. The Bank opened its first branch in Pennsylvania during 2007. The Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

        The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. The sourcing of loans for First Mariner Mortgage is through a retail delivery channel comprised of retail loan offices and Bank branches. During 2006, First Mariner Mortgage originated loans through both its retail delivery channel and its wholesale division. The wholesale division sourced loans through relationships with mortgage brokers. First Mariner Mortgage expanded its secondary marketing activities significantly during 2006 by accumulating and selling groups of loans and began hedging the interest rate risk associated with mortgage-banking through the use of forward sales of mortgage-backed securities and Eurodollars. During 2007, such activity decreased significantly due to decreased loan originations and we returned to managing interest rate risk through the use of best efforts delivery commitments with our investors on a loan by loan basis. Our last bulk sale was done during the second quarter of 2007. During the third quarter of 2007, we closed the wholesale lending operations of First Mariner Mortgage. First Mariner Mortgage currently operates offices in Maryland, Delaware, Connecticut, Massachusetts, and North Carolina. First Mariner Mortgage originated $965.865 million in loans in 2007.

        Next Generation Financial Services ("NGFS"), a division of the Bank, engages in the origination of reverse and conventional mortgages, providing these products directly through commission based loan officers throughout the United States. NGFS originates reverse mortgages for sale to Fannie Mae and other private investors. The Bank does not originate any reverse mortgages for its portfolio and currently sells all of its originations into the secondary market. The Bank retains the servicing rights on reverse mortgages sold to Fannie Mae. NGFS is one of the largest originators of reverse mortgages in the United States.

        Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a relatively low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Virginia, New Jersey, Tennessee, and Delaware. Mariner Finance had total assets of $80.312 million as of December 31, 2007. A substantial majority of those assets are comprised of loans to customers in Maryland and Delaware.

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

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities. Below is a discussion of our critical accounting policies.

Allowance for loan losses

        A variety of estimates impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, and the timing of loan charge-offs.

        The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio. Current trends in delinquencies and charge-offs, the views of Bank regulators, changes in the size and composition of the loan portfolio, and peer comparisons are also factors. The analysis also requires consideration of the economic climate and direction and change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry, and environmental and economic conditions specific to the Bank's service areas. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Securities

        Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary. The term "other than temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Deferred income taxes

        Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not.

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

Loan Repurchases

        Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies, or return premiums paid by those investors should the loan be paid off early. These covenants are usual and customary within the mortgage-banking industry. We maintain a reserve (included in other liabilities) for potential losses relating to these sales covenants.

        Loans repurchased are accounted for under AICPA Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under the SOP, loans repurchased must be recorded at market value at the time of repurchase with any deficiency for recording the loan compared to proceeds paid charged to earnings. Repurchased loans are carried on the balance sheet in the loan portfolio. Any further change in the underlying risk profile or further impairment is recorded as a specific reserve in the allowance for loan losses through the provision for loan losses.

        Repurchased loans which are foreclosed upon are transferred to Real Estate Acquired Through Foreclosure at the time of ratification of foreclosure and recorded at estimated fair value. These assets remain in Real Estate Acquired Through Foreclosure until their disposition. Any declines in value during this time reduce the carrying amounts through a charge to noninterest expense.

Real Estate Acquired Through Foreclosure

        We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

        Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion compares our financial condition at December 31, 2007 to the financial condition at December 31, 2006 and results of operations for the years ended December 31, 2007, 2006, and 2005. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included in this report.

Overview

Cumulative Effect of Accounting Change

        We adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, effective January 1, 2007. The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change in the financial statements through retained earnings and is detailed as follows:

(dollars in thousands)	Balance Sheet January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet January 1, 2007 After Adoption of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038

Pretax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

        We also adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2007 for our bank owned life insurance ("BOLI"). The cumulative effect of the accounting change recorded as a reduction to retained earnings was $135,000, which recognized the cumulative liability for payments owed to employees from the Company upon their death.

        See Note 22 of the Notes to Consolidated Financial Statements included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K for the year ended December 31, 2007 for additional information about our adoption of SFAS No. 159 and EITF Issue No. 06-4.

Performance Overview

        Our results for 2007 were significantly impacted by persistent negative trends in the residential real estate markets, which began in the later portion of 2006 and worsened considerably in 2007. Since our inception in 1995, we have originated and sold in excess of $7 billion of loans into the secondary market under normal and customary recourse provisions, with little repurchase activity or credit related losses. During 2007, repurchased recourse demands increased dramatically as more of our loans experienced early payment defaults. The loans requiring repurchase were high loan-to-value ratio/low documentation ("ALT A") loans that were primarily originated in 2006 through our wholesale division and were repurchased due to delinquent payments by the borrower within the first 90 days of the loans term. During the first two quarters of 2007, the Company repurchased the majority of the anticipated buybacks and progressed through the collection process. As declines in real estate values have continued, the Company provided for additional reserves throughout 2007 for the anticipated loss exposure. Our results for 2007 included $15.601 million in pretax losses relating to its exposure to ALT A residential loans originated by its wholesale division. These charges included $4.477 million for the writedown of foreclosed assets awaiting sales or assets sold at a loss, $3.934 million for write-downs on loans placed into the Company's loan portfolio during the year or settled repurchase claims, and approximately $7.190 million in charges related to chargeoffs of existing loans and increases in loan loss reserve levels for ALT A loans which remain in the portfolio. In addition to these losses, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status, the cost of carrying foreclosed properties, and higher legal and collection expenses relating to these loans.

        As of December 31, 2007, the Company had a total $11.4 million (49 properties) of the repurchased loans in real estate acquired through foreclosure awaiting sale that have been written down to approximately 59% of their original appraised values. Approximately 60% (25 properties) are single family residential properties located in Northern Virginia, with the remainder made up of single family properties in various other states. Additionally, we have $9.203 million of ALT A nonperforming loans in our loan portfolio with specific reserves totaling $1.349 million.

        Management discontinued its offering of ALT A loans through its wholesale lending division at the end of 2006, and believes its exposure to and resolution of its repurchase provisions for these products is substantially complete. Originations of loans through our retail delivery channel performed well and we experienced minimal repurchase and credit losses from retail originated loans. The Company closed its wholesale lending operation entirely in July of 2007. No loans were repurchased in the fourth quarter of 2007. Management has renegotiated a significant portion of its covenants with its investors to substantially reduce our repurchase exposure in 2008.

        We recorded a net loss of $10.063 million for 2007 compared to net income of $1.924 million for 2006, with diluted losses per share totaling $(1.57) for 2007 compared to diluted earnings per share of $0.29 in 2006. The decline in net income and earnings per share was a result of decreased gross revenue (net interest income and noninterest income) of $4.253 million or 5.8%, and increased noninterest expenses and provision for loan losses of $15.679 million or 21.9%. We recorded an income tax benefit of $8.310 million in 2007 compared to $365,000 in 2006.

        Our largest category of revenue, net interest income, declined $4.586 million or 9.3% due to lower levels of average earning assets, which decreased from $1.243 billion in 2006 to $1.099 billion in 2007. This decline, coupled with a substantial increase in loans placed on nonaccrual status, more than offset the increase in the net interest margin from 3.96% in 2006 to 4.07% in 2007. Noninterest income increased $333,000 or 1.4% due to higher levels of commissions on sales of nondeposit investment products ("brokerage fees"), BOLI income, and insurance sales commissions. Gains realized on sales of investment securities were $943,000 in 2007, compared to losses realized of $3.037 million in 2006. These increases in noninterest income were largely offset by a decrease in mortgage-banking revenue of $3.360 million.

        Our increase in total expenses resulted from higher noninterest expenses (+ $9.079 million) and an increase in our provision for loan losses of $6.600 million. Noninterest expense growth was primarily the result of $8.411 million in secondary marketing valuations for repurchases and anticipated repurchases of loans and write-downs on real estate acquired through foreclosure, as well as higher salaries and benefit costs and higher occupancy costs. The increase in the provision for loan losses was mainly due to increased charge-offs of ALT A mortgage loans. The provision for loan losses recorded resulted in an increase in the allowance for loan losses to 1.50% of total loans as of December 31, 2007 from 1.43% as of December 31, 2006. We recorded an income tax benefit of $8.310 million in 2007 compared to $365,000 in 2006 due to the significant pretax loss and an increase in the state income tax rate, which increased the value of deferred income taxes.

        The return on average assets was (0.81)% for 2007 compared to 0.14% for 2006. The return on average equity for 2007 was (13.83)% compared to 2.53% for 2006. Average equity to average assets was 5.85% for 2007 compared to 5.59% for 2006. The decline in both the return on average assets and the return on average equity was the result of the lower net income.

        Our total assets decreased by $16.468 million or 1.3%, reflecting the weakened demand for real estate related lending. Earning assets decreased $44.801 million or 4.0% from $1.121 billion in 2006 to $1.076 billion in 2007. Deposits decreased by $19.985 million from the 2006 level of $924.938 million to $904.953 million in 2007. Stockholders' equity decreased $14.059 million or 17.9% reflecting the 2007 loss, a decrease in other comprehensive income due to the decrease in the market value of securities classified as available for sale, and by shares repurchased under our stock repurchase plan. These items were offset somewhat by shares sold and issued upon the exercise of options and warrants and in connection with our employee stock purchase plan.

        As a result of weakened residential real estate conditions, our asset quality deteriorated substantially due to weakened markets for residential real estate, which impacted all of our asset quality measures. We increased our allowance for loan losses to $12.789 million, which totaled 29.5% of nonperforming assets as of December 31, 2007, compared to 187.9% as of December 31, 2006, as our level of nonperforming assets to total assets increased to 3.48% at December 31, 2007 from 0.52% at December 31, 2006. Our level of loans 90 days delinquent and still accruing interest decreased to $3.019 million from $27.274 million in 2006. Many of those loans that were delinquent in 2006 moved to nonperforming loans and subsequently to real estate acquired through foreclosure in 2007. Our ratio of net chargeoffs to average total loans was 1.01% in 2007 compared to 0.19% in 2006.

        Capital adequacy levels continued to exceed the levels required to maintain "well-capitalized" status as defined by banking regulation. December 31, 2007 ratios for our capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 6.9%, 8.2%, and 14.2%, respectively, compared to 7.8%, 10.0%, and 15.6%, respectively, at December 31, 2006. Our regulatory capital levels decreased due to the decline in stockholders' equity.

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

        Net interest income for 2007 decreased by $4.586 million to $44.680 million compared to $49.266 million for 2006, primarily due to lower levels of earning assets and higher levels of nonperforming assets, which more than offset an increase in the net interest margin. The yield on average earning assets increased from 7.70% for 2006 to 8.06% for 2007 and the rates on average interest-bearing liabilities increased from 4.24% for 2006 to 4.39% for 2007. Rates on both earning assets and interest-bearing liabilities increased due to increased market interest rates. Although market interest rates declined over the last half of 2007, they were still higher on average than for the same time in 2006. Earning asset rate increases were also favorably impacted by a higher mix of higher yielding consumer loans as a percentage of earning assets. Average earning assets decreased from the 2006 level of $1.243 billion to $1.099 billion for 2007, while average interest-bearing liabilities decreased from the 2006 level of $1.097 billion to $998.941 million for 2007.

        The net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, and our distribution and pricing of deposits and borrowings. Our net interest margin (net interest income divided by average earning assets) increased to 4.07% for 2007, as compared to 3.96% for the comparable period in 2006, as rates on earning assets increased more than the increases in the costs of interest-bearing sources of funds.

        Interest income.    Total interest income decreased by $7.233 million mostly due to the decreased volume of interest-earning assets. Average loans outstanding decreased by $8.057 million, with decreases in commercial mortgages (-$42.972 million) and consumer residential construction loans (-$21.581 million), partially offset by increases in commercial loans and lines of credit (+$1.993 million), commercial/residential construction (+$11.333 million), residential mortgages (+$21.619 million), and consumer loans (+$21.551 million). The increase in residential mortgage loans is due primarily to the repurchase of previously sold first mortgage loans and transfers of loans originally held for sale. Average loans held for sale decreased $24.261 million and average investment securities decreased by $163.847 million. Yields on earning assets for the period increased to 8.06% from 7.70% due to the higher rate environment in 2007 and the restructure of the investment portfolio in December 2006, which reduced the level of lower yielding investment securities in 2007 compared to 2006. The yield on total loans increased only six basis points from 8.69% to 8.75%, as the increase in market rates and growth in higher yielding loans was largely offset by the reversal of interest on loans placed into nonaccrual status.

        Interest expense.    Interest expense decreased by $2.647 million, due to a decrease in the volume of interest-bearing liabilities, primarily borrowings, partially offset by an increase in the rates paid on interest-bearing liabilities from 4.24% for 2006 to 4.39% for 2007. The decrease in average borrowings of $129.379 million was due to pay-offs of short-term advances from the Federal Home Loan Bank of Atlanta ("FHLB) and decreased borrowings on the mortgage loan warehouse line of credit, which was closed in 2007. The increase in the average rate paid on interest-bearing liabilities was primarily a result of the higher interest rate environment in 2007.

        The table below sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2007, 2006, and 2005.

Comparative Average Balances Yields and Rates

	2007			2006			2005
(dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Loans (2):
Commercial loans and lines of credit	$72,231	$5,546	7.68%	$70,238	$4,803	6.84%	$68,035	$3,791	5.57%
Residential construction - commercial	134,521	10,632	7.90%	123,188	10,968	8.90%	88,634	6,987	7.88%
Commercial mortgages	292,612	21,662	7.40%	335,584	24,557	7.32%	331,975	22,899	6.90%
Residential construction - consumer	91,472	7,565	8.27%	113,053	8,977	7.94%	130,535	9,245	7.08%
Residential mortgages	67,927	3,238	4.77%	46,308	2,733	5.90%	41,798	2,499	5.98%
Consumer	188,387	25,441	13.50%	166,836	22,239	13.33%	143,742	16,520	11.49%

Total loans	847,150	74,084	8.75%	855,207	74,277	8.69%	804,719	61,941	7.70%
Loans held for sale	77,580	5,285	6.81%	101,841	7,877	7.73%	102,321	6,195	6.05%
Investment securities, trading and available for sale	99,121	5,372	5.42%	262,968	12,365	4.70%	299,709	13,066	4.36%
Interest-bearing deposits	68,694	3,411	4.97%	10,970	529	4.82%	9,428	284	3.01%
Restricted stock investments, at cost	6,123	363	5.93%	12,317	700	5.68%	13,997	574	4.10%

Total earning assets	1,098,668	88,515	8.06%	1,243,303	95,748	7.70%	1,230,174	82,060	6.67%
Allowance for loan losses	(12,025)			(12,000)			(10,470)
Cash and other nonearning assets	157,440			129,867			113,118

Total assets	$1,244,083	88,515		$1,361,170	95,748		$1,332,822	82,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
NOW deposits	$9,858	21	0.21%	$10,945	24	0.22%	$13,065	26	0.20%
Savings deposits	56,935	178	0.31%	67,164	205	0.31%	71,789	218	0.30%
Money market deposits	287,837	10,127	3.52%	241,039	7,855	3.26%	203,222	3,215	1.58%
Time deposits	384,157	17,446	4.54%	388,192	15,836	4.08%	395,645	13,270	3.35%

Total interest-bearing deposits	738,787	27,772	3.76%	707,340	23,920	3.38%	683,721	16,729	2.45%
Borrowings	260,154	16,063	6.17%	389,533	22,562	5.79%	401,530	17,608	4.39%

Total interest-bearing liabilities	998,941	43,835	4.39%	1,096,873	46,482	4.24%	1,085,251	34,337	3.16%
Noninterest-bearing demand
deposits	163,011			179,210			174,115
Other noninterest-bearing
liabilities	9,359			9,008			5,091
Stockholders' equity	72,772			76,079			68,365

Total liabilities and stockholders' equity	$1,244,083	43,835		$1,361,170	46,482		$1,332,822	34,337

Net interest income/net interest spread		$44,680	3.67%		$49,266	3.46%		$47,723	3.51%

Net interest margin (3)			4.07%			3.96%			3.88%

(1)
There are no tax equivalency adjustments

(2)
The average balances of nonaccrual loans for the years ended December 31, 2007, 2006, and 2005, which are included in the average loan balances for these years, were $18.465 million, $3.817 million, and $3.160 million, respectively.

(3)
Net interest margin is calculated as net interest income divided by average earning assets

        The "Rate/Volume Analysis" below indicates the changes in our net interest income as a result of changes in volume and rates. We maintain an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins while providing adequate liquidity for our anticipated needs.

Rate/Volume Analysis (1)

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to Variance In			Change Due to Variance In
(dollars in thousands)
	Rates	Volume	Total	Rates	Volume	Total
INTEREST INCOME
Loans:
Commercial loans and lines of credit	$603	$140	$743	$886	$126	$1,012
Residential construction - commercial	(1,292)	956	(336)	993	2,988	3,981
Commercial mortgages	276	(3,171)	(2,895)	1,407	251	1,658
Residential construction - consumer	360	(1,772)	(1,412)	1,049	(1,317)	(268)
Residential mortgages	(597)	1,102	505	(33)	267	234
Consumer	296	2,906	3,202	2,853	2,866	5,719

Total loans	(354)	161	(193)	7,155	5,181	12,336
Loans held for sale	(862)	(1,730)	(2,592)	1,711	(29)	1,682
Investment securities, trading and available for sale	1,660	(8,653)	(6,993)	977	(1,678)	(701)
Interest-bearing deposits	16	2,866	2,882	193	52	245
Restricted stock investments, at cost	29	(366)	(337)	201	(75)	126

Total interest income	489	(7,722)	(7,233)	10,237	3,451	13,688

INTEREST EXPENSE
Interest-bearing deposits:
NOW deposits	(1)	(2)	(3)	2	(4)	(2)
Savings deposits	2	(29)	(27)	1	(14)	(13)
Money market deposits	659	1,613	2,272	3,947	693	4,640
Time deposits	1,776	(166)	1,610	2,820	(254)	2,566

Total interest-bearing deposits	2,436	1,416	3,852	6,770	421	7,191
Borrowings	1,413	(7,912)	(6,499)	5,494	(540)	4,954

Total interest expense	3,849	(6,496)	(2,647)	12,264	(119)	12,145

Net interest income	$(3,360)	$(1,226)	$(4,586)	$(2,027)	$3,570	$1,543

(1)
Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income

        We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, brokerage fees, commissions we earn on sales of insurance products, and income from BOLI. Our noninterest income for the year ended December 31, 2007 totaled $24.100 million, as compared to $23.767 million for the year ended December 31, 2006, an increase of $333,000 or 1.4%, due primarily to the gains realized on the sales of investment securities during 2007 of $943,000, compared to a loss realized in 2006 of $3.037 million. Excluding investment security gains and losses, noninterest income decreased $3.647 million or 13.6%.

        Mortgage-banking revenue decreased from $10.506 million for 2006 to $7.146 million for 2007 due to the lower volume of loans sold, the reversal of gains recognized on previously sold mortgage loans which had to be repurchased, and lower profit spreads on loans sold. The volume of loans decreased from $1.192 billion in 2006 to $965.865 million in 2007 due to the declining housing market, the discontinuance of certain mortgage products, and the closure of our wholesale lending division. While wholesale originations declined, retail and reverse mortgage originations increased. Reversal of gains and fee revenue due to recourse provisions increased from $820,000 in 2006 to $991,000 in 2007.

        Brokerage fees increased $411,000 during 2007, as we realized higher mutual fund and annuity sales and asset management fees. Deposit service charges declined to $6.482 million in 2007 from $6.887 million for 2006 due to lower overdraft income. Income from BOLI increased by $322,000 due to the purchase of additional insurance policies in the second half of 2006 and the conversion of several existing policies to new carriers with higher crediting yields. Insurance sales commissions increased $151,000 due to increased insurance product sales from Mariner Finance. We recognized $702,000 in trading losses during 2007, mainly due to declines in value of borrowings accounted for at fair value. Our other noninterest income not detailed in the table below decreased $122,000 or 6.7%, mainly the result of lower rental income from our former headquarters building.

        The following table shows the detail of our noninterest income:

	Years ended December 31,
(dollars in thousands)
	2007	2006	2005
Gain on sale of mortgage loans	$4,430	$7,614	$5,018
Other mortgage-banking revenue	2,716	2,892	2,289
ATM fees	3,219	3,161	3,135
Service fees on deposits	6,482	6,887	7,185
Trading loss on securities and long-term borrowings	(702)	—	—
Gain (loss) on sales of investment securities, net	943	(3,037)	—
Commissions on sales of nondeposit investment products	1,049	638	531
Income from bank-owned life insurance	1,439	1,117	1,031
Commissions on sales of other insurance products	2,822	2,671	2,512
Other	1,702	1,824	1,314

	$24,100	$23,767	$23,015

Noninterest Expense

        Our noninterest expenses increased $9.079 million or 13.1% to $78.238 million for 2007 compared to $69.159 million for the same period of 2006. Increased write-downs of real estate acquired through foreclosure and write-downs on ALT A loans were the most significant factor in the increase in noninterest expenses. Excluding the write-downs of real estate acquired through foreclosure and ALT A loans, noninterest expense increased $5.342 million or 8.3%.

        Secondary marketing valuations reflect valuation allowances for potential future loan repurchases and write-downs on loans repurchased or transferred into the loan portfolio and totaled $3.934 million in 2007, compared to $4.450 million in 2006. The significant expense occurred in both years as the Bank experienced a significant increase in ALT A mortgage loans required to be repurchased under covenants contained in investor agreements. Write-downs and losses on real estate acquired through foreclosure reflect losses incurred when foreclosed properties are sold at less than their carrying cost or where write-downs are recorded to reflect declines in carrying amounts (fair value). These amounts have increased significantly as the number of properties foreclosed upon increased and values on properties placed in real estate acquired through foreclosure declined throughout 2007. These costs increased to $4.477 million in 2007, compared to $224,000 in 2006.

        Our salary and employee benefits expenses increased $1.270 million, or 3.6%, due to additional personnel costs for staffing hired to support the expansion of the consumer finance company and increased cost of employer provided health care. Also included is $200,000 for severance benefits for the period, mostly related to the closing of wholesale lending operations. Occupancy expenses increased $1.836 million to $9.848 million from $8.012 million in 2006, primarily due to additional space for the new executive and administrative offices, which we began to occupy in the third quarter of 2006 and occupied for the entire year of 2007. Occupancy expenses also increased due to additional offices of Mariner Finance and approximately $200,000 of expense to sublease our former wholesale mortgage offices. Professional fees increased $594,000 as a result of increased legal fees associated with foreclosures. Service and maintenance expense and furniture, fixtures, and equipment expense also increased ($234,000 and $440,000, respectively) due to increased locations. FDIC insurance premiums increased $496,000 from $109,000 in 2006 to $605,000 in 2007 due to an increase in our insurance rates during 2007. Our other noninterest expenses not detailed in the table below increased $583,000 or 15.1%.

        The following table shows the detail of our noninterest expense:

	Years ended December 31,
(dollars in thousands)
	2007	2006	2005
Salaries and employee benefits	$36,260	$34,990	$30,909
Net occupancy	9,848	8,012	6,104
Furniture, fixtures, and equipment	3,602	3,162	3,057
Professional services	1,552	958	1,021
Advertising	1,219	1,341	1,352
Data processing	1,941	1,811	2,006
Service and maintenance	2,436	2,202	1,833
Office supplies	728	747	680
ATM expenses	1,030	962	1,146
Printing	573	602	543
Corporate insurance	560	517	401
Write-downs, losses, and costs of real estate acquired through foreclosure	4,477	224	28
FDIC premiums	605	109	113
Consulting fees	789	850	734
Marketing/promotion	821	1,059	866
Postage	949	906	764
Overnight delivery/courier	804	908	809
Security	258	233	151
Dues and subscriptions	522	562	438
Loan collection expenses	894	701	471
Secondary marketing valuation	3,934	4,450	—
Other	4,436	3,853	2,914

	$78,238	$69,159	$56,340

Income Tax Expense

        We recorded an income tax benefit of $8.310 million on a net loss before taxes of $18.373 million, resulting in an effective tax rate of (45.2)% for 2007 in comparison to an income tax benefit of $365,000 on income before taxes of $1.559 million, resulting in an effective tax rate of (23.4)% for 2006. The increase in the tax benefit was primarily driven by the decrease in pretax income. Also impacting the tax benefit was the increase in the state of Maryland income tax rates effective January 1, 2008. The increase (to 8.25% from 7.00%) increased the future tax benefits of deferred income tax assets and resulted in an increase in the income tax benefit recorded in 2007 in accordance with SFAS No. 109, Accounting for Income Taxes.

        The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

        At December 31, 2007, we have $19.368 million in state operating loss carryforwards, representing a deferred income tax asset of $1.054 million. Management expects to fully realize the benefits of these tax loss carryforwards before their expiration beginning in 2013.

Financial Condition

        At December 31, 2007, our total assets were $1.247 billion as compared to $1.263 billion at December 31, 2006, a decrease of 1.3%. Earning assets decreased $44.801 million or 4.0% to $1.076 billion from $1.121 billion. The decline in assets was mainly due to decreases in investment securities, both trading and available for sale (-$65.342 million), loans held for sale (-$13.451 million), and net loans outstanding (-$11.929 million), partially offset by increases in cash and due from banks (+$2.355 million), real estate acquired through foreclosure (+$16.541 million), and short-term investments (+$45.997 million). We also experienced decreases in deposits (-$19.985 million) and short-term borrowings (-$3.375 million), partially offset by increases in total long-term borrowings (+$22.573 million).

        We continued to develop our bank branching and mortgage loan office network, expand our commercial and retail business development efforts, expand Mariner Finance, and successfully develop and market our deposit and loan products. However, we did experience balance sheet shrinkage due to the slowing of the regional real estate markets which softened loan demand and increased deposit competition.

Securities

        Our investment portfolio at December 31, 2007, is comprised of highly marketable securities, with over 55% secured by the U.S. Government or U.S. Government agencies. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2007, the average duration of our investment portfolio was 4.49 years, longer than the average duration of 3.80 years at December 31, 2006, primarily due to the increase in the projected lives of mortgage-backed securities, as well as the maturity of shorter duration securities during 2007.

        We utilize the investment portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with corporate investments and diversify the risk in the corporate portfolio. As of December 31, 2007, we held $44.998 million in investment securities classified as available for sale and $36.950 million in investment securities classified as trading. As of December 31, 2006, all investment securities were classified as available for sale. Our total investments in trust preferred securities, corporate obligations, and common stocks totaled $21.427 million as of December 31, 2007 compared to $39.402 million as of December 31, 2006.

        Trading Securities.    As of January 1, 2007, we transferred $42.569 million of our investment securities from the available for sale portfolio to a trading portfolio. Since the transfer date, these securities have increased in value and we recognized $383,000 in trading gains during 2007. The entire trading security portfolio consisted of mortgage-backed securities as of December 31, 2007.

        The estimated fair values and weighted average yields of trading debt securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(dollars in thousands)	Estimated Fair Value	Weighted- Average Yield
Mortgage-backed securities—
Due after ten years	$36,950	4.54%

        Mortgage-backed securities are assigned to maturity categories based on their final maturity.

        Securities Available for Sale.    Investment securities available for sale declined $102.292 million due primarily to the transfer of securities available for sale to the trading securities portfolio ($42.569 million), security sales of $1.445 million, and normal principal payments on mortgage-backed securities and scheduled maturities of other investments ($58.768 million). These decreases were offset by additional purchases of securities of $999,000. At December 31, 2007, our net unrealized loss on securities classified as available for sale totaled $2.997 million compared to a net loss of $1.505 million at December 31, 2006. We consider the decline in market values to be temporary, largely due to increases in interest rates on bonds of similar characteristics, and do not expect to realize losses on any of the securities currently in the investment portfolio.

        Our securities available for sale portfolio composition is as follows as of December 31:

(dollars in thousands)	2007	2006	2005	2004	2003
Mortgage-backed securities	$18,079	$62,281	$161,112	$200,708	$149,763
Trust preferred securities	19,034	33,028	34,087	31,507	22,987
U.S. government agency notes	—	39,894	68,271	78,949	107,314
U.S. Treasury securities	1,017	998	986	1,000	1,001
Obligations of state and municipal subdivisions	2,975	2,965	2,969	2,973	—
Corporate obligations	1,915	1,988	1,777	—	—
Equity securities	478	1,395	1,310	1,531	1,274
Foreign government bonds	1,500	1,750	1,481	1,400	1,250
Other investment securities	—	2,991	4,946	4,897	4,848

	$44,998	$147,290	$276,939	$322,965	$288,437

        The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

		Unrealized
(dollars in thousands)	Amortized Cost			Estimated Fair Value	Weighted- Average Yield
		Gains	Losses
Mortgage-backed securities:
Due one to five years	$90	$1	$—	$91	5.50%
Due five to ten years	379	9	—	388	6.00%
Due after ten years	17,715	240	355	17,600	5.43%
Trust preferred securities:
Due after ten years	21,872	2	2,840	19,034	6.23%
U.S. Treasury securities:
Due one to five years	999	18	—	1,017	4.88%
Obligations of state and municipal subdivisions:
Due after ten years	2,934	41	—	2,975	4.59%
Corporate obligations:
Due within one year	977	—	11	966	6.36%
Due one to five years	980	—	31	949	5.80%
Foreign government bonds:
Due within one year	750	—	—	750	4.43%
Due one to five years	750	—	—	750	4.37%

	$47,446	$311	$3,237	$44,520	5.73%

        Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

        See Note 3 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, for further details about investment securities.

Loans

        Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

        The following table sets forth the composition of our loan portfolio as of December 31:

(dollars in thousands)	2007	2006	2005	2004	2003
Commercial loans and lines of credit	$72,590	$79,016	$67,759	$60,496	$65,934
Residential construction - commercial	129,272	137,155	112,383	63,847	51,225
Commercial mortgages	279,578	317,848	349,430	315,676	244,316
Residential construction - consumer	86,621	98,066	126,708	135,841	119,973
Residential mortgages	84,892	56,221	40,817	41,589	40,122
Consumer	201,967	178,153	154,489	128,697	88,277

Total loans	$854,920	$866,459	$851,586	$746,146	$609,847

        Total loans decreased $11.539 million as real estate development activity slowed and we elected to reduce our exposure to certain types of lending and in certain geographic areas. Higher balances occurred in our residential mortgage loan portfolio (+$28.671 million), primarily due to repurchases of loans previously sold on the secondary market and transfers of loans from loans held for sale (see additional information regarding repurchased and transferred loans below and in "Credit Risk Management" later in this section). Growth in consumer loans (+$23.814 million) was mainly due to growth in consumer finance receivables generated by Mariner Finance. The growth in the aforementioned loan types was offset by decreases in our commercial real estate portfolio (- $38.270 million), commercial residential construction portfolio (-$7.883 million), consumer residential construction portfolio (-$11.445 million), and our commercial portfolio (-$6.426 million). Loan originations for all categories have been impacted by disruptions in the residential real estate markets, which have specifically curbed demand for construction and development lending products.

        During 2007, we repurchased $30.797 million in delinquent mortgage loans from investors in accordance with a covenant in our sales agreement. At December 31, 2007, $17.736 million of those repurchased loans remained in the loan portfolio. A majority of those loans are at least 90 days past due. In addition to the write-downs of $1.185 million on these repurchases, which reflects the initial valuation established at the time the loan was repurchased, we carry $1.474 million of specific and general reserves against these loans in our allowance for loan losses. See the table in "Credit Risk Management" below for more information on these loans and their status.

        Approximately 48.0% of our loans have adjustable rates as of December 31, 2007 compared to approximately 38.7% at December 31, 2006, including adjustable rate first mortgages indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall, the interest we earn would decline, thus impacting our interest income. See our discussion in "Interest Rate Sensitivity" later in this section for more information on interest rate fluctuations.

        The following table sets forth the maturity distribution for our loan portfolio at December 31, 2007. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
(dollars in thousands)
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Commercial loans and lines of credit	$30,615	$27,953	$5,293	$7,710	$669	$350	$72,590
Residential construction - commercial	30,409	62,411	15,188	11,316	9,173	775	129,272
Commercial mortgages	65,163	74,493	41,499	69,537	2,020	26,866	279,578
Residential construction - consumer	86,406	—	195	—	20	—	86,621
Residential mortgages	8,926	1,040	1,886	4,411	14,501	54,128	84,892
Consumer	41,682	9,510	56,451	34,390	34,127	25,807	201,967

Total loans	$263,201	$175,407	$120,512	$127,364	$60,510	$107,926	$854,920

Credit Risk Management

        Credit risk is the risk of loss arising from the inability of a borrower to meet its obligations. We manage credit risk by evaluating the risk profile of the borrower, repayment sources, the nature of the underlying collateral, and other support given current events, conditions, and expectations. We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies and evaluation processes are designed to minimize our risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.

        We provide for loan losses through the establishment of an allowance for loan losses (the "allowance") by provisions charged against earnings. Our allowance for loan losses represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance for loan losses that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance for loan losses continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

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

Commercial

        Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate. Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves. Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology, and perform various loan review functions.

        The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk grade, using established credit criteria. Approximately 50% of our risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs management's judgment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

        A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. At December 31, 2007, management considered five commercial construction loans, six consumer residential construction loans, and six commercial mortgage loans to be impaired under these criteria. As of December 31, 2007, we had impaired loans of $14.447 million, $11.813 million of which has been classified as nonaccrual, compared to $1.771 million as of December 31, 2006. At December 31, 2007 and 2006, $14.447 million and $706,000, respectively, of total impaired loans were real estate collateral dependent. The reserve for loan losses for impaired loans was $241,000 as of December 31, 2007 and $536,000 as of December 31, 2006.

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

Consumer

        Our consumer portfolio includes residential mortgage loans and other loans to individuals. Consumer and residential mortgage loans, excluding repurchased and transferred ALT A loans, are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer portfolio identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve. Consumer loans originated on the Bank that are greater than 120 days past due are charged off. For consumer loans originated by Mariner Finance, all such loans greater than ninety days past due are considered nonaccrual and charged off when they become 180 days past due. See discussion below under "ALT A Mortgages Repurchased" and "Transferred ALT A Loans" for detailed discussions on determining write-downs on repurchased and transferred ALT A loans.

        ALT A Mortgages Repurchased.    In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase. At December 31, 2007, we maintained $17.736 million of loans repurchased in accordance with covenants in our sales agreements with investors.

        In establishing the loan's estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value. While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers' willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, changes in the real estate market, or changes in market values of those loans which are liquidated. Management updates these assumptions continually as greater experience becomes available.

        We discontinued offering ALT A loans through our wholesale lending division at the end of 2006. We believe our exposure to and resolution of our repurchase obligations are substantially complete. We closed our wholesale lending operations entirely in July of 2007.

        The following table shows the total portfolio of repurchased loans and their status as of December 31, 2007:

(dollars in thousands)	Principal Balance at Repurchase	Initial Write-Down	Carrying Value	Additional Allocated Reserves (1)
Nonaccrual 1st mortgages	$8,317	$485	$7,832	$588
Nonaccrual 2nd mortgages	390	117	273	272
Delinquent 1st mortgages (2)	1,625	—	1,625	115
Modifications (3)	8,132	583	7,549	467
Current loans	457	—	457	32

	$18,921	$1,185	$17,736	$1,474

(1)
Additional allocated reserves are included in the allowance for loan losses

(2)
Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications

(3)
Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

        All Alt A loans which were 60 days delinquent as of December 31, 2007 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve. All other Alt A loans were evaluated collectively for impairment and were assigned a seven percent or greater general reserve, depending on loan type.

        The nonaccrual and delinquent loans are currently in the process of collection and the resolution of many of these loans may be through foreclosure of the property. The modifications in the table represent repurchased loans we have renegotiated at lower rates in order to improve the borrower's ability to pay.

        Transferred ALT A Loans.    In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

        We maintain $11.534 million in first-lien mortgage loans and $4.259 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively. We recorded write-downs of $482,000 and $659,000 related to the transfer of first- and second-lien loans, respectively. These loans are ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid in 2007. All of the loans transferred were current with respect to principal and interest payments at the time of transfer. Currently, $1.158 million of these loans are on nonaccrual, with specific reserves of $489,000.

        At December 31, 2007, consumer impaired loans consisted of ALT A loans and amounted to $33.529 million at December 31, 2007, $9.203 million of which were classified as nonaccrual. At December 31, 2007, all of the consumer impaired loans were real estate collateral dependent. The reserve for loan losses for impaired loans was $2.303 million as of December 31, 2007. There were no consumer impaired loans at December 31, 2006.

Unallocated

        The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolios. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.

        Our total allowance at December 31, 2007 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

        The following table summarizes the activities in our allowance for loan losses for the years ended December 31:

(dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of year	$12,399	$11,743	$9,580	$8,692	$7,188

Loans charged off:
Commercial	(67)	—	(15)	—	—
Residential construction - commercial	(1,481)	—	—	(4)	—
Commercial mortgages	(495)	—	—	—	—
Residential construction - consumer	—	(186)	—	(251)	(244)
Residential mortgages	(1,038)	(99)	—	—	(19)
Consumer (1)	(5,908)	(1,740)	(1,492)	(1,318)	(1,003)

Total loans charged off	(8,989)	(2,025)	(1,507)	(1,573)	(1,266)

Recoveries:
Commercial	—	—	—	—	17
Residential construction - commercial	—	—	—	—	65
Commercial mortgages	—	—	—	—	—
Residential construction - consumer	—	22	89	11	—
Residential mortgages	43	—	—	—	1
Consumer	421	344	294	207	151

Total recoveries	464	366	383	218	234

Net charge-offs	(8,525)	(1,659)	(1,124)	(1,355)	(1,032)

Provision for loan losses	8,915	2,315	3,287	2,243	2,536

Allowance for loan losses, end of period	$12,789	$12,399	$11,743	$9,580	$8,692

Loans (net of premiums and discounts):
Period-end balance	$854,920	$866,459	$851,586	$746,146	$609,847
Average balance during period	847,150	855,207	804,719	652,506	552,528
Allowance as a percentage of period-end loan balance	1.50%	1.43%	1.38%	1.28%	1.43%
Percent of average loans:
Provision for loan losses	1.05%	0.27%	0.41%	0.34%	0.46%
Net charge-offs	1.01%	0.19%	0.14%	0.21%	0.19%

(1)
2007 includes $3.545 million of ALT A second mortgage loans originated by First Mariner Bank

        The following table summarizes our allocation of allowance by loan type as of December 31:

	2007			2006			2005
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial	$606	4.7%	8.5%	$926	7.5%	9.1%	$1,302	11.1%	8.0%
Residential construction - commercial	1,456	11.4%	15.1%	2,749	22.2%	15.8%	1,031	8.8%	13.2%
Commercial mortgages	2,316	18.1%	32.7%	3,073	24.8%	36.7%	2,908	24.8%	41.0%
Residential construction - consumer	719	5.6%	10.1%	1,068	8.6%	11.3%	1,461	12.4%	14.9%
Residential mortgages	1,542	12.1%	10.0%	28	0.2%	6.5%	18	0.1%	4.8%
Consumer	4,021	31.4%	23.6%	2,928	23.6%	20.6%	2,242	19.1%	18.1%
Unallocated	2,129	16.7%	—	1,627	13.1%	—	2,781	23.7%	—

Total	$12,789	100.0%	100.0%	$12,399	100.0%	100.0%	$11,743	100.0%	100.0%

	2004			2003
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial	$1,819	19.0%	8.1%	$978	11.3%	10.8%
Residential construction - commercial	508	5.3%	8.6%	303	3.5%	8.4%
Commercial mortgages	2,804	29.3%	42.3%	2,481	28.5%	40.0%
Residential construction - consumer	1,523	15.9%	18.2%	1,853	21.3%	19.7%
Residential mortgages	20	0.2%	5.6%	46	0.5%	6.6%
Consumer	1,653	17.2%	17.2%	1,139	13.1%	14.5%
Unallocated	1,253	13.1%	—	1,892	21.8%	—

Total	$9,580	100.0%	100.0%	$8,692	100.0%	100.0%

        Based upon management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $12.789 million and $12.399 million as of December 31, 2007 and December 31, 2006, respectively, and the provision for loan losses recognized to maintain the allowance was $8.915 million in 2007 and $2.315 million in 2006. The provision for loan losses increased primarily due to increased delinquencies and declines in estimated collateral value of our repurchased mortgage portfolio, which resulted in increases in allocated reserves for residential first mortgages of $1.514 million and consumer second mortgages of $1.093 million, as well as to replenish the allowance for increased charge-offs. We recorded net charge-offs of $8.525 million during 2007 compared to net charge-offs of $1.659 million for the same period in 2006. Charge offs in 2007 included $4.583 million of ALT A first and second mortgages, $1.481 million in residential construction loans, and $495,000 in commercial mortgages. Total charge-offs for the Bank totaled $6.829 million, while Mariner Finance charge-offs were $2.160 million in 2007. Net charge-offs as compared to average loans outstanding increased to 1.01%, as compared to 0.19% during the same period of 2006.

Nonperforming Assets

        Nonperforming assets, expressed as a percentage of total assets, totaled 3.48% at December 31, 2007 and 0.52% at December 31, 2006. The increase as compared to December 31, 2006 reflects an increase in both real estate acquired by foreclosure and nonaccrual loans. The following tables show the distribution of nonperforming assets and loans greater than 90 days past due as of December 31:

(dollars in thousands)	2007	2006	2005	2004	2003
Nonaccruing loans	$24,389	$4,158	$3,019	$4,628	$4,774
Real estate acquired through foreclosure	18,981	2,440	931	65	296

Total nonperforming assets	$43,370	$6,598	$3,950	$4,693	$5,070

Loans past-due 90 days or more and accruing	$3,019	$27,274	$860	$1,658	$2,258

(dollars in thousands)	2007	2006
Nonaccruing loans:
Commercial	$—	$1,158
Residential construction commercial	5,268	—
Commercial mortgages	3,926	575
Residential construction consumer	3,362	539
Alt A first and second mortgages	9,203	613
Other residential mortgages	823	257
Other consumer	1,807	1,016

	$24,389	$4,158

Real estate acquired through foreclosure:
Commercial	$—	$—
Residential construction commercial	3,601	—
Commercial mortgages	1,101	—
Residential construction consumer	2,299	349
Alt A first and second mortgages	11,980	527
Other residential mortgages	—	1,564
Other consumer	—	—

	$18,981	$2,440

Loans past-due 90 days or more and accruing:
Commercial	$92	$—
Residential construction commercial	—	14,339
Commercial mortgages	663	1,939
Residential construction consumer	219	1,044
Alt A first and second mortgages	1,825	9,842
Other residential mortgages	—	—
Other consumer	220	110

	$3,019	$27,274

        Potential Problem Loans.    Potential problem loans consist of loans that are currently performing in accordance with contractual terms; however, management has designated these assets as potential problem loans due to concerns about the ability of the obligor to continue to comply with repayment terms that may result from the obligor's potential operating or financial difficulties. At the end of 2007, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $32.710 million, compared to $41.901 million at the end of 2006. Twenty-seven of the loans (83% of total potential problem loans) are commercial relationships that are well secured by commercial real estate and other business assets that are considered sufficient to collect all amounts due in the event of deterioration in the customer's financial condition. The remaining ten loans (17% of total potential problem loans) are consumer residential construction loans that are well secured by property with residential real estate as the highest and best use and have an appraised value in excess of the carrying value of the loan. The average relationship was $884,000 and the largest relationship was $3.307 million. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

Deposits

        We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking, savings, money market, and certificates of deposit and are obtained primarily from communities we serve.

        Deposits totaled $904.953 million as of December 31, 2007, decreasing $19.985 million or 2.2% from the December 31, 2006 balance of $924.938 million. The decrease in deposits is primarily due to regular savings accounts, NOW accounts, and noninterest-bearing demand deposits, partially offset by increases in money market accounts and time deposits. The mix of deposits has changed somewhat during 2007, with a higher percentage of interest-bearing transaction accounts and time deposits, including brokered deposits, and less noninterest-bearing demand and regular savings accounts as of December 31, 2007 compared to December 31, 2006. The following table details the average amount and the average rate paid for each category of deposits as of December 31:

	2007		2006		2005
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$9,858	0.21%	$10,945	0.22%	$13,065	0.20%
Money market accounts	287,837	3.52%	241,039	3.26%	203,222	1.58%
Savings accounts	56,935	0.31%	67,164	0.31%	71,789	0.30%
Certificates of deposit	384,157	4.54%	388,192	4.08%	395,645	3.35%

Total interest-bearing deposits	738,787	3.76%	707,340	3.38%	683,721	2.45%
Noninterest-bearing demand deposits	163,011		179,210		174,115

Total deposits	$901,798	3.08%	$886,550	2.70%	$857,836	1.95%

        The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

(dollars in thousands)	2007	2006	2005
Maturing in:
3 months or less	$13,870	$11,175	$7,038
Over 3 months through 6 months	70,361	21,886	6,899
Over 6 months through 12 months	23,118	26,343	14,282
Over 12 months	49,319	94,343	132,239

	$156,668	$153,747	$160,458

        Core deposits represent deposits which we believe will not be affected by changes in interest rates, and therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. As of December 31, 2007, our core deposits were $419.872 million. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

        Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the FHLB, a mortgage warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, and a line of credit to finance consumer receivables. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 14 years and generally contain prepayment penalties.

        Long-term borrowings, which totaled $155.130 million and $132.557 million at December 31, 2007 and December 31, 2006, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finances receivables, and a mortgage loan on our former headquarters building. The amortized cost of FHLB advances totaled $85.000 million at December 31, 2007, unchanged from December 31, 2006; however, $60.000 million of the advances are now recorded at fair value ($63.123 million) in accordance with SFAS No. 159, making the total carrying amount of FHLB advances $88.123 million. See more detailed discussion about the advances recorded at fair value under "Cumulative Effect of Accounting Change" in this section above. As of December 31, 2007 and 2006, the balance on the mortgage loan was $9.407 million and $9.557 million, respectively, and the balance on the consumer receivable line of credit was $57.600 million and $38.000 million, respectively.

        Short-term borrowings consist of short-term promissory notes, short-term advances from the FHLB, and a mortgage warehouse line of credit secured by certain loans held for sale. Short-term borrowings decreased $3.375 million, from $40.884 million at December 31, 2006 to $37.509 million at December 31, 2007, due to the pay-off of the warehouse line of credit in 2007 and a decline in short-term promissory notes.

        See Note 10 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, for further details about our borrowings and additional borrowing capacity.

Junior Subordinated Deferrable Interest Debentures

        As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts, which are wholly owned by First Mariner Bancorp. The proceeds from the sales of trust preferred securities, combined with our equity investment in these trusts, are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of December 31, 2007 and December 31, 2006.

        See Note 11 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, for more information concerning our junior subordinated deferrable trust debentures.

Capital Resources

        Stockholders' equity decreased $14.059 million in 2007 to $64.570 million as of December 31, 2007 from $78.629 million as of December 31, 2006. Retained earnings declined by the net loss of $10.063 million for 2007 and the net cumulative effects of accounting change adjustments of $135,000 related to the adoption of EITF Issue No. 06-4 and $2.244 million related to our adoption of SFAS No. 159 effective January 1, 2007.

        Common stock and additional paid-in-capital decreased by $668,000 due to stock repurchases of $1.162 million, partially offset by the sale of stock through the exercise of options and warrants ($25,000), shares issued through the employee stock purchase plan ($346,000), and stock compensation awards ($123,000). Accumulated other comprehensive loss declined by $885,000 due to the decrease in estimated fair values of the securities portfolio, partially offset by the cumulative effect of accounting change adjustment related to the adoption of SFAS No. 159 and the transfer of investment securities available for sale to the trading category.

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

        To date, we have provided for our capital requirements mainly through the funds we received from stock offerings and issuances of trust preferred securities. In the future, we may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table below, both the Company and the Bank have exceeded their capital adequacy requirements as of December 31, 2007 and 2006 and met the requirement for "well capitalized" status under Federal Banking Regulation. We continually monitor our capital adequacy ratios to ensure that we exceed regulatory capital requirements.

        We have a total of $71.500 million in trust preferred securities which are eligible as capital for regulatory purposes. As of December 31, 2007, $22.126 million in trust preferred securities was included in Tier 1 capital and the remaining $49.374 million was included in Total Capital. See Note 11 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, for more information concerning our trust preferred securities.

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

        Our capital position is presented in the following table:

				Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
	December 31,
	2007	2006	2005
Regulatory capital ratios:
Leverage:
Consolidated	6.9%	7.8%	7.4%	4.0%	5.0%
Bank	7.1%	7.3%	6.8%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Consolidated	8.2%	10.0%	9.5%	4.0%	6.0%
Bank	8.6%	9.6%	9.0%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	14.2%	15.6%	14.9%	8.0%	10.0%
Bank	10.4%	11.7%	10.7%	8.0%	10.0%

Liquidity

        Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in our investment portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

        The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively "commitments"), which totaled $200.760 million at December 31, 2007. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $61.743 million, or 30.7% of the total at December 31, 2007, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $24.444 million, or 12.2% of the total at December 31, 2007, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $1.241 million, or 0.6%, of the total at December 31, 2007, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $33.672 million, or 16.8% of the total at December 31, 2007, are generally open ended. At December 31, 2007, available home equity lines totaled $79.660 million, or 39.7% of the total. Home equity credit lines generally extend for a period of 10 years, before being converted to an amortizing loan.

        Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of December 31, 2007, we plan on expending approximately $4.000 million in the next 12 months on our premises and equipment.

        Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

        The Bank's principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), available for sale and trading securities, loans held for sale, deposit accounts, brokered deposits, and borrowings. The levels of such sources are dependent on the Bank's operating, financing, and investing activities at any given time. We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $91.321 million at December 31, 2007, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as either available for sale or trading, is highly marketable, and available to meet our liquidity needs. Loans held for sale, which totaled $80.920 million at December 31, 2007, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market. Our loan to deposit ratio stood at 94.5% as of December 31, 2007 and 93.7% at December 31, 2006.

        We also have the ability to utilize established credit as an additional source of liquidity. To use the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained. As of December 31, 2007, we maintained lines of credit totaling

$314.349 million, with available borrowing capacity of $71.309 million based upon loans and investments eligible and available for pledging.

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

        Our management and our board of directors oversee the asset/liability management function and meet periodically to monitor and manage the statement of financial condition, control interest rate exposure, and evaluate pricing strategies. We evaluate the asset mix of the statement of financial condition continually in terms of several variables: yield, credit quality, funding sources, and liquidity. Our management of the liability mix of the statement of financial condition focuses on expanding our various funding sources and promotion of deposit products with desirable repricing or maturity characteristics.

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

        Our interest rate sensitivity position as of December 31, 2007 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2007, our interest sensitive assets exceeded our interest sensitive liabilities within a one year period by $104.458 million or 8.4% of total assets, compared to $206.053 million or 16.3% as of December 31, 2006. The change in our interest rate sensitivity gap occurred primarily due to the maturity of shorter-term securities during 2007.

(dollars in thousands)	180 days or less	181 days- one year	One-five years	> 5 years or non- sensitive	Total
Interest-earning assets:
Interest-bearing deposits	$52,232	$—	$—	$—	$52,232
Investment securities	27,771	4,806	23,266	26,105	81,948
Restricted stock investments	5,983	—	—	—	5,983
Loans held for sale	80,920	—	—	—	80,920
Loans	524,129	126,146	187,342	17,303	854,920

Total interest-earning assets	$691,035	$130,952	$210,608	$43,408	$1,076,003

Interest-bearing liabilities:
Savings accounts	$3,601	$2,827	$17,409	$28,080	$51,917
NOW accounts	1,294	1,217	7,495	12,089	22,095
Money market accounts	233,278	1,797	11,062	17,842	263,979
Certificates of deposit	197,198	104,620	115,434	—	417,252
Borrowings and junior subordinated debentures	171,697	—	85,259	9,407	266,363

Total interest-bearing liabilities	$607,068	$110,461	$236,659	$67,418	$1,021,606

Interest rate sensitive gap position:
Period	$83,967	$20,491	$(26,051)	$(24,010)
% of assets	6.74%	1.64%	(2.09)%	(1.93)%
Cumulative	$83,967	$104,458	$78,407	$54,397
% of assets	6.74%	8.38%	6.29%	4.36%
Cumulative risk sensitive assets to risk sensitive liabilities	113.83%	114.56%	108.22%	105.32%

        While we monitor interest rate sensitivity reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2007, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(1.83)%	1.06%

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

Off-Balance Sheet Arrangements

        We enter into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit and letters of credit, potential loan repurchases, certain contractual obligations, and certain derivatives.

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

        Outstanding loan commitments, unused lines of credit, and letters of credit were as follows at December 31, 2007:

(dollars in thousands)
Commitments to extend credit	$86,187
Unused lines of credit	114,573
Letters of credit	4,973

$205,733

        Our exposure to credit loss in the event of nonperformance by the borrower is the contract amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. We are not aware of any accounting loss we would incur by funding our commitments.

Potential Loan Repurchases

        We have established a reserve for potential loan repurchases in the amount of $325,000 as of December 31, 2007, which is included in other liabilities. This amount reflects the anticipated settlement of an outstanding repurchase claim with one of the our significant investors of bank-originated mortgages. The settlement, if reached, will extinguish current outstanding claims of the investor which existed as of December 31, 2007. Management is not aware of any other material repurchase claims in existence as of December 31, 2007. Additionally, we maintain a reserve of $40,000, which represents potential obligations for return of premium fees in the event of early payoff of loans sold to investors.

        Management has renegotiated its obligation to repurchase loans with its investors, substantially reducing or eliminating its obligation to repurchase loans due to early payment defaults. In exchange for the less restrictive obligation, we may be paid lower premiums for sales of our loans. Management does not believe the lower premiums received will have a material impact on mortgage-banking revenue.

Contractual Obligations

        First Mariner has certain obligations to make future payments under contract. At December 31, 2007, the aggregate contractual obligations and commitments are:

	Payments Due by Period
(dollars in thousands)	Total	Less than one year	Over 1-3 Years	Over 3-5 years	After 5 years
Certificates of deposit	$417,252	$298,772	$108,297	$10,183	$—
Borrowings and junior subordinated debentures	266,363	37,509	63,123	57,600	108,131
Annual rental commitments under noncancelable leases	33,461	4,974	8,870	6,265	13,352

	$717,076	$341,255	$180,290	$74,048	$121,483

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

        During 2007, we curtailed selling our loans in bulk and discontinued using forward contracts to sell securities as a hedging tool. All of our originations for sale activity is now hedged using best efforts forward sales commitments. As of December 31, 2007, we had no forward contracts to sell any securities.

        Information pertaining to the notional amounts of our derivative financial instruments follows as of December 31, 2007:

(dollars in thousands)	Notional Amount	Estimated Fair Value
Interest rate lock commitments	$18,867	$18,843

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	89,256	89,280

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

        Our consolidated financial statements and notes thereto included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. We believe that the impact of inflation was not material for 2007 or 2006.

Recent Accounting Pronouncements

        See Note 22 of the Notes to Consolidated Financial Statements, included in Item 8—"Financial Statements and Supplementary Data" of this Form 10-K, for discussion of recent accounting pronouncements.

Financial Review 2006/2005

        For the year ended December 31, 2006, we recorded net income of $1.924 million or $0.29 per diluted share, a decrease of 75.4% from net income of $7.822 million or $1.20 per diluted share in 2005. Our gross revenue (net interest income and noninterest income) increased $2.295 million while our noninterest expenses, the provision for credit losses, and income taxes increased by $8.193 million.

        Our net interest income for 2006 increased $1.543 million or 3.2% from 2005, due to an increase in average interest-earning assets of 1.1% and an increase in the average yield on earning assets from 6.67% in 2005 to 7.70% in 2006. Our net interest margin increased 8 basis points to 3.96% in 2006 compared to 3.88% in 2005. The benefit realized from increased yields on earning assets was more than offset by higher rates paid on interest-bearing deposits and borrowings, which increased from 3.16% in 2005 to 4.24% in 2006.

        Our provision for loan losses decreased to $2.315 million in 2006 from $3.287 million in 2005. Our allowance for loan losses at December 31, 2006 represented 1.43% of loans outstanding, an increase from December 31, 2005 of 1.38% of loans outstanding. We recognized net chargeoffs of $1.659 million in 2006 compared to $1.124 million in 2005.

        Our total noninterest income increased 3.3% to $23.767 million, which included a net loss on sales of investment securities of $3.037 million. Excluding losses on sales of securities, our noninterest income increased $3.789 million or 16.5%. The increase was mostly due to an increase in our revenue from mortgage-banking activities that increased by $3.199 million or 43.8%, driven by higher levels of loans originated and sold into the secondary market and higher pricing margins, somewhat offset by increases in forfeited revenue for early prepayments and defaults. Our service fees on deposits decreased $298,000 or 4.1% due to lower levels of overdraft fees. Brokerage fees increased $107,000 due primarily to higher sales volumes of fixed annuities. Sales of other insurance products from Mariner Finance increased $159,000.

        We incurred noninterest expense growth of 22.8% to $69.159 million in 2006. Our salaries and benefits increased 13.2% to $34.990 million primarily due to additional personnel costs for new positions supporting the increase in the number of loans and deposits, staffing hired to support the expansion of the consumer finance company and wholesale mortgage activities, increased costs of employer provided health care, and higher performance-based incentive costs. Our occupancy costs increased by 31.3% or $1.908 million, reflecting an increase in lease expense due to additional space occupied for the new executive and administrative offices, increased amortization of property improvements, and the expansion of consumer finance operations. Service and maintenance expense also increased 20.1% due to the increased locations. During 2006, we provided $4.450 million for a valuation allowance for repurchases and potential repurchases of loans previously sold on the secondary market.

        We recorded an income tax benefit of $365,000 in 2006, compared to income tax expense of $3.289 million recorded in 2005. Our effective income tax rate for 2006 was (23.4)% compared to 29.6% for 2005. The decrease in our effective tax rate was due to lower pretax income for 2006 of $1.559 million compared to $11.111 million in 2005.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Results of operations for financial institutions, including us, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our loan portfolio is concentrated primarily in central Maryland and portions of Maryland's eastern shore and is, therefore, subject to risks associated with these local economies.

        See "Interest Rate Sensitivity" in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for more information about market risk.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 6, 2008 expressed an unqualified opinion.

        As discussed in Note 22 to the consolidated financial statements, the Company adopted the provisions of FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," as of December 31, 2007.

/S/ STEGMAN & COMPANY

Baltimore, Maryland
March 6, 2008

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2007	December 31, 2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$39,089	$36,734
Federal funds sold and interest-bearing deposits	52,232	6,235
Trading securities, at fair value	36,950	—
Securities available for sale, at fair value	44,998	147,290
Loans held for sale	80,920	94,371
Loans receivable	854,920	866,459
Allowance for loan losses	(12,789)	(12,399)

Loans, net	842,131	854,060
Real estate acquired through foreclosure	18,981	2,440
Restricted stock investments	5,983	6,449
Premises and equipment, net	52,215	49,062
Accrued interest receivable	7,181	10,579
Deferred income taxes	12,428	6,806
Bank-owned life insurance	34,931	33,492
Prepaid expenses and other assets	18,783	15,772

Total assets	$1,246,822	$1,263,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$149,710	$186,720
Interest-bearing	755,243	738,218

Total deposits	904,953	924,938
Short-term borrowings	37,509	40,884
Long-term borrowings, at fair value	63,123	—
Long-term borrowings	92,007	132,557
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	10,936	12,558

Total liabilities	1,182,252	1,184,661

Stockholders' equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,351,611 and 6,427,725 shares issued and outstanding, respectively	318	321
Additional paid-in capital	56,458	57,123
Retained earnings	9,603	22,109
Accumulated other comprehensive loss	(1,809)	(924)

Total stockholders' equity	64,570	78,629

Total liabilities and stockholders' equity	$1,246,822	$1,263,290

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
Interest income:
Loans	$79,369	$82,154	$68,136
Securities and other earning assets	9,146	13,594	13,924

Total interest income	88,515	95,748	82,060

Interest expense:
Deposits	27,772	23,920	16,729
Short-term borrowings	1,316	9,299	6,596
Long-term borrowings	14,747	13,263	11,012

Total interest expense	43,835	46,482	34,337

Net interest income	44,680	49,266	47,723
Provision for loan losses	8,915	2,315	3,287

Net interest income after provision for loan losses	35,765	46,951	44,436

Noninterest income:
Gain on sale of mortgage loans	4,430	7,614	5,018
Other mortgage-banking revenue	2,716	2,892	2,289
ATM fees	3,219	3,161	3,135
Service fees on deposits	6,482	6,887	7,185
Trading loss on securities and long-term borrowings	(702)	—	—
Gain (loss) on sales of securities, net	943	(3,037)	—
Commissions on sales of nondeposit investment products	1,049	638	531
Income from bank-owned life insurance	1,439	1,117	1,031
Commissions on sales of other insurance products	2,822	2,671	2,512
Other	1,702	1,824	1,314

Total noninterest income	24,100	23,767	23,015

Noninterest expenses:
Salaries and employee benefits	36,260	34,990	30,909
Occupancy, net	9,848	8,012	6,104
Furniture, fixtures, and equipment	3,602	3,162	3,057
Professional services	1,552	958	1,021
Advertising	1,219	1,341	1,352
Data processing	1,941	1,811	2,006
ATM expenses	1,030	962	1,146
Write-downs, losses, and costs of real estate acquired through foreclosure	4,477	224	28
Service and maintenance	2,436	2,202	1,833
Secondary marketing valuation	3,934	4,450	—
Other	11,939	11,047	8,884

Total noninterest expenses	78,238	69,159	56,340

Net (loss) income before income taxes	(18,373)	1,559	11,111
Income tax (benefit) expense	(8,310)	(365)	3,289

Net (loss) income	$(10,063)	$1,924	$7,822

Net (loss) income per common share - Basic	$(1.57)	$0.30	$1.28

Net (loss) income per common share - Diluted	$(1.57)	$0.29	$1.20

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2007, 2006, and 2005
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(dollars in thousands, except number of shares)
Balance at January 1, 2005	5,826,011	$291	$51,792	$12,363	$(132)	$64,314
Net income	—	—	—	7,822	—	7,822
Common stock issued, net of costs	531,181	27	4,974	—	—	5,001
Common stock repurchased, net of costs	(94,750)	(5)	(1,573)	—	—	(1,578)
Other comprehensive loss	—	—	—	—	(3,184)	(3,184)

Balance at December 31, 2005	6,262,442	313	55,193	20,185	(3,316)	72,375
Net income	—	—	—	1,924	—	1,924
Common stock issued, net of costs	196,183	9	1,875	—	—	1,884
Common stock repurchased, net of costs	(30,900)	(1)	(581)	—	—	(582)
Stock-based compensation expense	—	—	51	—	—	51
Tax effect of options	—	—	585	—	—	585
Other comprehensive income	—	—	—	—	2,392	2,392

Balance at December 31, 2006	6,427,725	321	57,123	22,109	(924)	78,629
Cumulative effect of accounting changes	—	—	—	(2,443)	993	(1,450)
Net loss	—	—	—	(10,063)	—	(10,063)
Common stock issued, net of costs	43,486	2	369	—	—	371
Common stock repurchased, net of costs	(119,600)	(5)	(1,157)	—	—	(1,162)
Stock-based compensation expense	—	—	123	—	—	123
Other comprehensive loss	—	—	—	—	(1,878)	(1,878)

Balance at December 31, 2007	6,351,611	$318	$56,458	$9,603	$(1,809)	$64,570

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(10,063)	$1,924	$7,822
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation	114	51	—
Excess tax benefit on stock-based compensation	—	(585)	—
Depreciation and amortization	5,240	4,744	3,872
Amortization of unearned loan fees and costs, net	(597)	(1,022)	(923)
Amortization of premiums and discounts on loans, net	(997)	(690)	(724)
Amortization of premiums and discounts on mortgage-backed securities, net	10	218	267
Loss on trading securities and borrowings	702	—	—
Gain on sale of mortgage loans	(4,430)	(7,614)	(5,018)
(Gain) loss on sale of securities available for sale	(943)	3,037	—
Gain on real estate acquired through foreclosure	—	(14)	—
Loss on disposal of premises and equipment	70	—	—
Write-downs and losses on real estate acquired through foreclosure	3,720	197	—
Repurchase of mortgage loans	(30,797)	(13,458)	—
Secondary marketing valuation	3,934	4,450	—
Decrease (increase) in accrued interest receivable	3,398	(2,542)	(1,620)
Provision for loan losses	8,915	2,315	3,287
Increase in cash surrender value of bank-owned life insurance	(1,439)	(1,117)	(1,031)
Originations of mortgage loans held for sale	(965,865)	(1,191,676)	(1,199,017)
Proceeds from mortgage loans held for sale	953,355	1,197,271	1,191,639
Deferred income taxes	(3,578)	(2,372)	(961)
Net (decrease) increase in accrued expenses and other liabilities	(5,683)	(1,884)	4,103
Net increase in prepaids and other assets	(3,344)	(4,014)	(715)

Net cash (used in) provided by operating activities	(48,278)	(12,781)	981

Cash flows from investing activities:
Principal repayments, net of loan disbursements	41,387	(4,035)	(105,782)
Purchases of premises and equipment	(8,463)	(13,444)	(27,067)
Proceeds from disposals of premises and equipment	—	40	239
Sales (purchases) of restricted stock investments, net	466	7,198	(1,761)
Activity in securities available for sale:
Sales	1,445	97,387	—
Maturities/calls/repayments	58,768	39,190	50,939
Purchases	(999)	(6,284)	(10,367)
Maturities/calls/repayments of trading securities	4,577	—	—
Proceeds from sales of real estate acquired through foreclosure	4,150	981	—
Purchase of bank-owned life insurance	—	(5,000)	—

Net cash provided by (used in) investing activities	101,331	116,033	(93,799)

Cash flows from financing activities:
Net (decrease) increase in deposits	(19,985)	48,929	50,593
Net increase (decrease) in other borrowed funds and junior subordinated deferrable interest debentures	16,075	(156,934)	74,190
Repayment of repurchase agreements	—	—	(25,000)
Excess tax benefit on stock-based compensation	—	585	—
Proceeds from stock issuance, net of costs	371	1,884	5,001
Repurchase of common stock, net of costs	(1,162)	(582)	(1,578)

Net cash (used in) provided by financing activities	(4,701)	(106,118)	103,206

Net increase (decrease) in cash and cash equivalents	48,352	(2,866)	10,388
Cash and cash equivalents at beginning of period	42,969	45,835	35,447

Cash and cash equivalents at end of period	$91,321	$42,969	$45,835

Supplemental information:
Interest paid on deposits and borrowed funds	$43,700	$46,038	$33,769
Income taxes paid	—	2,925	3,509
Real estate acquired through foreclosure	24,410	2,673	866
Transfer of loans held for sale to loan portfolio	16,934	—	—

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006, and 2005

(1) Summary of Significant Accounting Policies

  Organization, Basis of Presentation, and Use of Estimates

        First Mariner Bancorp ("First Mariner," on a parent only basis and "we," "our," or "us" on a consolidated basis) is a bank holding company incorporated under the laws of the state of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally organized as "MarylandsBank Corp." in May 1994. MarylandsBank Corp.'s name was changed to "First Mariner Bancorp" in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the "Bank") and 100% of the interests in Mariner Finance, LLC ("Mariner Finance") and FM Appraisals, LLC ("FM Appraisals").

        Most of our activities are with customers within the Central Maryland region. A portion of activities related to consumer finance operations and mortgage lending are more dispersed and cover parts of the Mid-Atlantic region and other regions outside of the state of Maryland. Note 3 describes the types of securities that we invest in, and Note 4 discusses our lending activities. We do not have any concentrations to any one industry or customer.

        Our consolidated financial statements include the accounts of First Mariner and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2007.

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale, and deferred taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

  Cash and Cash Equivalents

        We consider all highly liquid securities with original maturities of three months or less to be cash equivalents. For reporting purposes, assets grouped in the Statement of Financial Condition under the captions "Cash and due from banks" and "Federal funds sold and interest-bearing deposits" are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Cash and due from banks, federal funds sold, and interest-bearing deposits have overnight maturities and are generally in excess of amounts that would be recoverable under Federal Deposit Insurance Corporation ("FDIC") insurance.

  Securities

        We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income. Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, and designated $42.569 million in securities as trading securities which were previously designated as available for sale. In accordance with SFAS No. 159, we recorded a cumulative effect of accounting change reduction to retained earnings related to the securities in the amount of $993,000 (net of deferred tax impact) as of January 1, 2007.

        If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings. Estimated fair value is determined based on bid prices received from third party pricing services or bid quotations received from securities dealers. Gains or losses on the sales of securities are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on securities are amortized over the term of the security using methods that approximate the interest method. Gains and losses on trading securities are recognized regularly in income as the fair value of those securities changes.

  Loans Held for Sale

        Loans originated for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method.

  Loans Receivable

        Our loans receivable are stated at their principal balance outstanding, net of related deferred fees and costs. Interest income on our loans is accrued at the contractual rate based on the principal outstanding. For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. For larger loans and certain mortgage loans, Management applies SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine accrual status. Under SFAS No. 114, when it is probable that we will be unable to collect all payments due, including interest, we generally place the loan on nonaccrual. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received. Loans are charged-off when a loan or a portion thereof is considered uncollectible.

        We identify impaired loans and measure impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate, (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we recognize an impairment loss through a valuation allowance and corresponding charge to provision for loan losses. We do not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment and residential first and second mortgage loans. We evaluate these loans collectively for impairment, except for 60 days past due high loan-to-value ratio/low documentation ("ALT A") loans, to which we apply SFAS No. 114.

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

  Repurchased Loans

        In accordance with AICPA Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at estimated fair value at the time of repurchase.

        In establishing the loan's estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value. While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers' willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, or changes in fair values of those loans which are liquidated. Management updates these assumptions continually as greater experience becomes available.

  Transferred Loans

        In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

  Allowance for Loan Losses

        Our allowance for loan losses represents an estimated amount that, in management's judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance and the unallocated allowance.

        The formula allowance is calculated by applying loss factors to corresponding categories of outstanding homogenous loans. Loss factors are based on our historical loss experience, or for newer classes of loans, management's estimate of probable losses. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

        Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that leads management to believe the probability that a loss may be incurred in an amount different from the amount determined by the formula allowance calculation. Management determines fair value of the loan and recognizes any impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and recognizes any such impairment as a specific allowance.

        The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include, but are not limited to, general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management and the Board of Directors review these conditions quarterly.

        Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable incurred losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses all available information to recognize probable incurred losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers which may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's and Mariner Finance's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

  Real Estate Acquired Through Foreclosure

        We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Subsequent write-downs are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

  Restricted Stock Investments

        The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta ("FHLB") in varying amounts based on asset size and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank's investment in this stock is carried at cost.

        The Bank maintains an investment in capital stock of several bankers banks. Because no ready market exists for this stock and it has no quoted market value, the Bank's investment in these stocks is carried at cost.

  Premises and Equipment

        Our premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated using straight-line and accelerated methods over the estimated useful lives of the assets. Additions and betterments are capitalized and charges for repairs and maintenance are expensed when incurred. The cost and accumulated depreciation or amortization is eliminated from the accounts when an asset is sold or retired and the resultant gain or loss is credited or charged to income. Premises and equipment have estimated useful lives ranging from 3 to 39 years. We capitalize the cost of imputed interest we incur for significant real estate construction and development and charge the amount of capitalized interest to depreciation expense on a straight-line basis over the useful life of the asset. Capitalized interest is computed and capitalized based on the average invested amount in the development project over the construction period at the rate of the Company's incremental borrowing cost for the construction period.

  Bank Owned Life Insurance

        Bank owned life insurance is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiaries are named beneficiaries. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income. We adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements effective January 1, 2007 for BOLI. The adoption of this Issue resulted in the recording of a cumulative effect of accounting change as a reduction to retained earnings of $135,000.

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

  Borrowings

        In conjunction with our adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, as of January 1, 2007, we began recording certain of our long-term borrowings at fair value, with corresponding changes in fair values recorded in income. On January 1, 2007, we recorded a cumulative effect of accounting change reduction to retained earnings in the amount of $1.251 million (net of deferred tax impact) related to $60.000 million in borrowings that we began recording at fair value.

  Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available for sale and is presented in Note 19. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

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

        We adopted FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no material effect on our consolidated financial statements.

        We recognize interest and penalties related to income tax matters in income tax expense.

  Net (Loss) Income Per Share

        Our basic (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted (loss) income per share is computed after adjusting the denominator of the basic (loss) income per share computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the "treasury stock" method, and are provided in Note 15.

  Stock-Based Compensation

        In January 2006, we adopted SFAS No. 123R, Share-Based Payment (Revised 2004), for our stockholder- approved Long-Term Incentive Plan, which permits the grant of share options and shares to our directors and key employees. We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006.

        Prior to January 1, 2006, we applied the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost was recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) was greater than the amount the employee was required to pay to acquire the stock.

  Loan Servicing

        We recognize as assets the rights to service mortgage loans for others ("MSRs") based on their estimated fair value at the time of sale of the underlying mortgage loan. We account for MSRs in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Fair value is determined through a review of valuation assumptions that are supported by market and economic data collected from various outside sources.

        Amortization of MSRs is recorded based on the cash flows as estimated by future net servicing income, including the write-off of MSRs associated with loans that are paid in full. The projected future cash flows are calculated and updated monthly by applying market-based assumptions. Impairment for MSRs is determined based on the fair value of the rights, stratified by predominate risk characteristics according to interest rate and type of related loan. Any impairments would be recognized through a valuation allowance with a corresponding charge recorded in income.

  Advertising

        We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $1.219 million, $1.341 million, and $1.352 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(2) Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve System ("FRB") to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2007 and 2006, the required reserve balance was $1.000 million. The Bank has also pledged $15.000 million and $3.000 million in cash against the long-term FHLB borrowings and for exposure on debit card transactions, respectively, as of December 31, 2007.

(3) Securities

        The composition of our securities is as follows at December 31:

	2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage-backed securities	$18,184	$250	$355	$18,079
Trust preferred securities	21,872	2	2,840	19,034
Equity securities	549	—	71	478
U.S. Treasury securities	999	18	—	1,017
Obligations of state and municipal subdivisions	2,934	41	—	2,975
Corporate obligations	1,957	—	42	1,915
Foreign government bonds	1,500	—	—	1,500

	$47,995	$311	$3,308	44,998

Trading:
Mortgage-backed securities				36,950

				$81,948

	2006
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage-backed securities	$64,108	$173	$2,000	$62,281
Trust preferred securities	33,056	129	157	33,028
Equity securities	1,046	349	—	1,395
U.S. Treasury securities	1,000	—	2	998
Obligations of state and municipal subdivisions	2,937	28	—	2,965
U.S. government agency notes	40,000	—	106	39,894
Corporate obligations	1,907	81	—	1,988
Foreign government bonds	1,750	—	—	1,750
Other bonds and annuities	2,991	—	—	2,991

	$148,795	$760	$2,265	$147,290

        Contractual maturities of debt securities at December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$1,727	$1,716
Due after one year through five years	2,729	2,716
Due after ten years	24,806	22,009
Mortgage-backed securities	18,184	18,079

	$47,446	44,520

Trading:
Mortgage-backed securities		36,950

		$81,470

        The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$4,924	$11	$7,872	$344	$12,796	$355
Trust preferred securities	14,359	2,346	3,630	494	17,989	2,840
Corporate obligations	1,915	42	—	—	1,915	42
Equity securities	478	71	—	—	478	71

	$21,676	$2,470	$11,502	$838	$33,178	$3,308

        For securities available for sale, gross unrealized losses totaled $3.308 million as of December 31, 2007 and equaled 9.97% of the fair value of securities with unrealized losses as of this date. A total of 22 securities were in an unrealized loss position as of December 31, 2007, with the largest single unrealized loss in any one security totaling $850,000. Seven securities were in an unrealized loss position for twelve months or more.

        All of our temporarily impaired securities, with the exception of trust preferred securities, are defined as impaired due to declines in fair values resulting from increases in interest rates or wider credit spreads compared to the time they were purchased. We have the ability to hold these securities to maturity, when all of these securities will be repaid in full, and do not expect to realize losses on any of these holdings. As such, management does not consider the impairments to be other than temporary.

        Trust preferred securities considered temporarily impaired are issues of other banks and bank holding companies we currently hold in our portfolio. In addition to increases in interest rates, which have resulted in declines in market value, we believe other factors have impacted market values in this segment of our securities portfolio. Certain securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. Also, changes in the market have limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, the majority of these issuers continue to possess more than acceptable credit risk in management's opinion. Management closely monitors these securities for changes in credit risk and we have the ability to hold these securities to their maturity without any loss of principal or interest. Management does not consider the impairment of these securities to be other than temporary.

        At December 31, 2007, there were no securities of a single issuer, other than U.S. Government securities or U.S. sponsored agencies securities, which exceeded 10% of stockholders' equity.

        During 2007, 2006, and 2005, we recognized gross losses on the sale of securities of $0, $3.063 million, and $0, respectively. During 2007, 2006, and 2005, we recognized gross gains on sale of securities of $943,000, $26,000, and $0, respectively.

        At December 31, 2007, we held securities with an aggregate carrying value (fair value) of approximately $55.025 million that we have pledged as collateral for FHLB advances and other borrowings.

(4) Loans Receivable and Allowance for Loan Losses

        Approximately 85% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. For loans with real estate collateral, we generally do not lend more than 90% of the appraised value of a property and require private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for construction, commercial, and multi-family residential loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

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

        Loans receivable are summarized as follows at December 31:

(dollars in thousands)	2007	2006
Loans secured by first mortgages on real estate:
Residential	$84,973	$56,724
Commercial	280,102	318,236
Consumer residential construction	86,430	98,006
Construction, net of undisbursed principal	129,647	137,769

	581,152	610,735
Commercial	72,356	79,001
Loans secured by second mortgages on real estate	98,833	102,367
Consumer	100,671	73,190
Loans secured by deposits and other	2,430	1,957

Total loans	855,442	867,250
Unamortized loan discounts, net	(445)	(220)
Unearned loan fees, net	(77)	(571)

	$854,920	$866,459

        Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $458,000 and $417,000 as of December 31, 2007 and 2006, respectively. Included in net unearned loan fees and costs in the above table is unearned income on installment loans of $1.114 million and $1.281 million as of December 31, 2007 and 2006, respectively.

        The following table provides information concerning nonperforming assets and past-due loans at December 31:

(dollars in thousands)	2007	2006
Nonaccruing loans	$24,389	$4,158
Real estate acquired through foreclosure	18,981	2,440

Total nonperforming assets	$43,370	$6,598

Loans past-due 90 days or more and accruing	$3,019	$27,274

        The interest income which would have been recorded on nonaccrual loans if those loans had been handled in accordance with their contractual terms was approximately $2.778 million, $388,000, and $395,000 in 2007, 2006, and 2005, respectively. The actual interest income recorded on these loans in 2007, 2006, and 2005 was approximately $731,000, $159,000, and $118,000, respectively.

        Commercial loans we consider impaired at December 31, 2007 and 2006 totaled $14.447 million and $1.771 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $241,000 at December 31, 2007 and $536,000 at December 31, 2006. The average recorded investment in commercial impaired loans was approximately $14.287 million, $1.412 million, and $2.035 million for the years ended December 31, 2007, 2006, and 2005, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

        Consumer loans we consider impaired at December 31, 2007 consisted of ALT A loans and totaled $33.529 million. The reserve for loan losses for consumer impaired loans was approximately $829,000 at December 31, 2007. The average recorded investment in consumer impaired loans was approximately $26.071 million for the year ended December 31, 2007. There were no consumer impaired loans at December 31, 2006.

        Troubled debt restructures ("TDRs"), which are loans that have been restructured due to the borrower's inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $10.474 million as of December 31, 2007. The interest income which would have been recorded on TDRs if those loans had been handled in accordance with their contractual terms was approximately $588,000 in 2007 and the actual interest income recorded on these loans in 2007 was approximately $186,000.

        Changes in the allowance for losses on loans are summarized as follows:

	Years ended December 31,
(dollars in thousands)
	2007	2006	2005
Balance at beginning of year	$12,399	$11,743	$9,580
Provision for loan losses	8,915	2,315	3,287
Charge-offs	(8,989)	(2,025)	(1,507)
Recoveries	464	366	383

Balance at end of year	$12,789	$12,399	$11,743

(5) Mortgage Servicing Rights

        We retain servicing on certain loans we sell into the secondary market. At December 31, 2007, 2006, and 2005 our servicing portfolio totaled $110.397 million, $1.436 million, and $1.834 million, respectively. Of the amounts serviced as of December 31, 2007, $109.107 million relates to servicing of reverse mortgage loans sold to Fannie Mae. Servicing loans for others generally consists of collecting mortgage payments (or disbursing payments in the case of reverse mortgages), disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. MSRs arise from contractual agreements between the Bank and investors in mortgage loans. Under these agreements, we perform loan servicing functions in exchange for fees and other remuneration. We recognized $61,000, $9,000, and $16,000 in contractual mortgage servicing income in 2007, 2006, and 2005, respectively.

        A summary of the key economic assumptions used to measure total MSRs as of December 31, 2007 and the sensitivity of the fair values to adverse changes in those assumptions follows (dollars in thousands):

Fair value of MSRs	$670
Weighted-average life (in years)(1)	5.5
Discount rate	8.25%
Option-adjusted spread ("OAS")	2.75%
Sensitivity Analysis
Discount Rate Assumption (Change in OAS):
Decrease in fair value from 100bp adverse change	$20
Decrease in fair value from 200bp adverse change	40
Decrease in fair value from 300bp adverse change	58
Prepayment Speed Assumption (Assumed Age Borrower Vacates Property)
Decrease in fair value from 5-year adverse change	$130
Decrease in fair value from 10-year adverse change	309
Decrease in fair value from 15-year adverse change	474

    (1)
    The majority of our MSRs are related to reverse mortgages for which there are no calculable contractual lives

        The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a net servicing fee of generally $240 per loan annually. The precise market value of MSRs cannot be readily determined because these assets are not actively traded in stand-alone markets. Our MSRs valuation process uses a discounted cash flow model combined with analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds (average lives), which are a function of the age of the borrower, and the discount rate (projected LIBOR plus option-adjusted spread). Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The discount rate used to determine the present value of estimated future net servicing income represents the required rate of return investors in the market would expect for an asset with similar risk.

        We did not have any servicing rights or related amortization for the years ended December 31, 2006 and 2005. The following is the activity of MSRs for the year ended December 31, 2007:

(dollars in thousands)
Balance at beginning of year	$—
Originated MSRs	732
Amortization	(55)
Net change in fair value due to pay-offs	(7)

Balance at end of year	$670

        No valuation allowances were required at December 31, 2007 for MSRs. The value of originated MSRs are included in our statements of operations under the caption "gains on sale of mortgage loans." Servicing income, net of amortization and changes in fair value, are included in the caption entitled "other mortgage-banking revenue."

(6) Credit Commitments

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2007 and 2006, we had commitments to originate first mortgage loans on real estate of approximately $24.444 million and $57.333 million, respectively, most of which were committed for sale in the secondary market.

        At December 31, 2007 and 2006, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $79.660 million and $78.767 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction commitments aggregating approximately $96.656 million and $158.127 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity, and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

        Substantially all outstanding commitments at December 31, 2007 and 2006 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of nonperformance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

        Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2007 and 2006, letters of credit totaled $4.973 million and $4.677 million, respectively.

        We have established a reserve for potential loan repurchases in the amount of $325,000 as of December 31, 2007, which is included in other liabilities. This amount reflects the anticipated settlement of an outstanding repurchase claim with one of the Company's significant investors of bank-originated mortgages. The settlement, if reached, will extinguish current outstanding claims of the investor which existed as of December 31, 2007. Management is not aware of any other material repurchase claims in existence as of December 31, 2007.

(7) Related Party Transactions

        During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. During the years ended December 31, 2007, 2006, and 2005, transactions in related party loans were as follows:

(dollars in thousands)	2007	2006	2005
Beginning balance	$23	$1,628	$1,882
Additions	8	23	247
Repayments	(6)	(957)	(501)
Change in officers/directors	—	(671)	—

	$25	$23	$1,628

        Unused loan commitments to directors and policy making officers totaled $594,000 as of December 31, 2007 and $992,000 as of December 31, 2006. Letters of credit included in the unused loan commitments above and in the totals in Note 6 above issued on behalf of directors and policy making officers totaled $400,000 for December 31, 2007 compared to $763,000 at December 31, 2006.

        We currently lease 75,500 square feet of a building owned by Edwin F. Hale, Sr., CEO of the Company, for our executive offices and various operational departments. We began to occupy the space in August of 2006. We paid $2.364 million and $1.091 million in rent on this location in 2007 and 2006, respectively.

        We leased from Hale Properties, LLC, a company owned by Mr. Hale, 34,500 square feet of general office space at 1516 Baylis Street, Baltimore, Maryland, which housed a significant portion of the Company's servicing and operations units. We vacated this space before the end of 2006, moving our operational divisions into the new executive office tower on South Clinton Street and into our old executive office building on Boston Street. We paid $209,000 and $389,000 in rent expense on this location in 2006 and 2005, respectively.

        We also leased 18,400 square feet of storage space and disaster recovery facilities at two other locations owned by Mr. Hale. In 2007, 2006, and 2005, we paid $75,000, $86,000, and $83,000, respectively, in rent for these facilities. During 2006, we vacated the storage facility.

        For the first three months of 2005, we also leased our (former) headquarters building from Hale Properties, LLC. Rent expense on this location amounted to approximately $334,000 for 2005. In March of 2005, we purchased the building from Mr. Hale for a purchase price of $20 million.

        The Bank sponsors the activities of the Baltimore Blast, a professional soccer team owned by Mr. Hale. The Bank paid approximately $175,000 in 2007 and $176,000 in 2006 for a sponsorship package which includes printed material and Bank banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights. In addition to the Bank sponsorship, Mariner Finance paid approximately $20,000 in both 2007 and 2006 in sponsorship of Baltimore Blast activities. We have letters of credit with the Baltimore Blast in the amount of $400,000 that are secured by cash.

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

(8) Premises and Equipment

        We own property and equipment as follows at December 31:

(dollars in thousands)	2007	2006
Land	$10,982	$10,982
Buildings and improvements	26,927	23,714
Leasehold improvements	9,986	9,572
Furniture, fixtures, and equipment	26,753	24,441

Total, at cost	74,648	68,709
Less: accumulated depreciation and amortization	(22,433)	(19,647)

Total premises and equipment	$52,215	$49,062

        Depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 was $5.240 million, $4.744 million, and $3.872 million, respectively.

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

        The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $5.424 million, $3.666 million, and $2.919 million for 2007, 2006, and 2005, respectively.

        Our minimum lease payments due for each of the next five years are as follows (1):

(dollars in thousands)
2008	$4,974
2009	4,823
2010	4,047
2011	3,333
2012	2,932
Thereafter	13,352

$33,461

    (1)
    includes an estimated 3% annual increase cap (based on the change in the consumer price index) on our headquarters lease

(9) Deposits

        Deposits are summarized as follows at December 31:

	2007		2006
(dollars in thousands)	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate
Noncertificate:
Savings	$51,917	0.31%	$58,377	0.31%
Interest-bearing demand	22,095	0.21%	26,193	0.22%
Money market accounts	263,979	3.52%	256,678	3.26%
Noninterest-bearing demand	149,710		186,720

Total noncertificate deposits	487,701		527,968

Certificates of deposit:
Original maturities:
Under 12 months	49,999	4.85%	15,686	4.08%
12 to 60 months	322,298	4.51%	337,163	4.06%
IRA and KEOGH	44,955	4.59%	44,121	4.27%

Total certificates of deposit	417,252		396,970

Total deposits	$904,953		$924,938

        Time deposits mature as follows:

	2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Within 6 months	$162,025	38.83%	$94,799	23.88%
Over 6 months - 12 months	136,747	32.77%	71,599	18.04%
Over 12 months - 24 months	58,520	14.03%	150,831	37.99%
Over 24 months - 36 months	49,777	11.93%	35,254	8.88%
Over 36 months - 48 months	4,380	1.05%	40,684	10.25%
Over 48 months	5,803	1.39%	3,803	0.96%

	$417,252	100.00%	$396,970	100.00%

        The Bank offers certain certificate products that provide customers a "one-time" withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2007, certificates that permitted early withdrawal totaled $26.117 million.

        Certificates of deposit of $100,000 or more totaled $156.668 million and $153.747 million at December 31, 2007 and 2006, respectively.

(10) Borrowings and Repurchase Agreements

        Our borrowings consist of short-term and long-term advances from the FHLB, short-term promissory notes, a warehouse line of credit, long-term repurchase agreements with callable options, a mortgage loan, and a line of credit to finance consumer receivables.

        The FHLB advances are available under a specific collateral pledge and security agreement, which currently allows us to borrow up to 20% of the Bank's total assets and requires that we maintain collateral for all of our borrowings in the form of cash, overnight investments equal to 100% of advances, specific first- and second-mortgage loans or commercial mortgages, or securities equal to 103% of advances. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily.

        We maintained a $75.000 million mortgage warehouse line of credit to assist in the funding of our mortgage-banking business that was secured by the pledging of loans from the Company's loans held for sale portfolio. The line of credit was closed in 2007.

        Long-term repurchase agreements are fixed-rate obligations and require the company to pledge Government National Mortgage Association ("GNMA") securities or cash. These repurchase agreements were repaid in 2005.

        The line of credit to finance consumer receivables represents borrowings by Mariner Finance and is a line of credit maintained with a commercial bank which permits Mariner Finance to borrow up to $60.000 million at a variable rate of interest. The line of credit is secured by eligible receivables of Mariner Finance and is also guaranteed by First Mariner Bancorp. Other covenants relating to the line of credit require Mariner Finance to maintain predetermined levels of operating performance, credit quality, and equity levels, as well as other usual and customary requirements.

        The mortgage loan on our headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $19.146 million as of December 31, 2007.

        Certain information regarding our borrowings and repurchase agreements are as follows as of December 31:

(dollars in thousands)	2007	2006	2005
Amount outstanding at year-end:
FHLB short-term advances	$—	$—	$163,500
FRB short-term borrowings	—	—	—
Short-term promissory notes	37,509	40,298	32,720
Mortgage warehouse line of credit	—	586	3,156
Consumer finance line of credit	57,600	38,000	36,290
FHLB long-term advances	88,123	85,000	85,000
Long-term repurchase agreements	—	—	—
Mortgage loan	9,407	9,557	9,710
Weighted-average interest rate at year-end:
FHLB short-term advances	—	—	4.44%
FRB short-term borrowings	—	—	—
Short-term promissory notes	3.11%	3.50%	0.56%
Mortgage warehouse line of credit	—	6.07%	5.14%
Consumer finance line of credit	6.65%	8.41%	7.42%
FHLB long-term advances	5.68%	5.68%	5.99%
Long-term repurchase agreements	—	—	—
Mortgage loan	5.58%	5.58%	5.58%
Maximum outstanding at any month-end:
FHLB short-term advances	$—	$173,500	$225,500
FRB short-term borrowings	—	—	—
Short-term promissory notes	58,704	40,860	36,955
Mortgage warehouse line of credit	16,878	45,602	3,156
Consumer finance line of credit	57,600	38,000	36,290
FHLB long-term advances	88,123	85,000	85,000
Long-term repurchase agreements	—	—	15,000
Mortgage loan	9,546	9,689	9,799
Average outstanding:
FHLB short-term advances	$696	$131,099	$173,510
FRB short-term borrowings	—	75	71
Short-term promissory notes	39,614	30,814	30,640
Mortgage warehouse line of credit	1,184	25,693	62
Consumer finance line of credit	48,947	33,505	30,213
FHLB long-term advances	86,513	85,000	85,000
Long-term repurchase agreements	—	—	15,123
Mortgage loan	9,476	9,623	7,379
Weighted-average interest rate during the year:
FHLB short-term advances	5.58%	5.29%	3.59%
FRB short-term borrowings	—	6.00%	4.36%
Short-term promissory notes	3.00%	2.35%	1.20%
Mortgage warehouse line of credit	7.34%	6.36%	4.07%
Consumer finance line of credit	7.54%	7.78%	6.64%
FHLB long-term advances	5.67%	5.56%	4.91%
Long-term repurchase agreements	—	—	4.33%
Mortgage loan	5.66%	5.66%	5.63%

        The principal maturities of long-term borrowings are as follows as of December 31, 2007:

(dollars in thousands)
2008	$—
2009	—
2010	63,123
2011	57,600
2012	—
After 2012	34,407

$155,130

        The maturities listed in the above table for 2010 are callable immediately at the option of the issuer, while $25.000 million maturing after 2012 is callable beginning in 2010.

        We have pledged securities with a carrying value (fair value) of $55.025 million, loans with a carrying value of $112.848 million, and cash of $15.000 million as collateral for FHLB advances, the warehouse line of credit, and the long-term line of credit.

(11) Junior Subordinated Deferrable Interest Debentures

        The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2007 (dollars in thousands):

Trust	Subordinated Debt Issued to Trust	Security Title	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity
MCT II	10,310	Floating rate Trust Preferred Securities	10,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	5-year Fixed Trust Preferred Securities	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	12,380	Floating rate Trust Preferred Securities	12,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	Floating rate Trust Preferred Securities	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	Floating rate Trust Preferred Securities	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	Floating rate Trust Preferred Securities	5,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	10,310	5-year Fixed Trust Preferred Securities	10,000	December 28, 2005	December 30, 2010	December 30, 2035

Total	$73,724		$71,500

        We have issued subordinated debt to Mariner Capital Trusts ("MCT"), including MCT II, MCT III, MCT IV, MCT V, MCT VI, MCT VII, and MCT VIII (the "Trusts"). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with the provisions of FIN 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The terms of the subordinated debt issued to the Trusts and the Trust Preferred Securities issued by the Trusts are identical.

        The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

        The Floating Rate Trust Preferred Securities issued by MCT II accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 335 basis points. The Trust Preferred Securities issued by MCT III accrue interest at a fixed rate of interest, initially at 5.66% on the outstanding securities. The interest rate will reset July 7, 2008 to a floating rate equal to 3-month LIBOR rate plus 325 basis points. The Floating Rate Trust Preferred Securities issued by MCT IV accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 305 basis points. The Floating Rate Trust Preferred Securities issued by MCT V accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 310 basis points. The Floating Rate Trust Preferred Securities issued by MCT VI accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 205 basis points. The Floating Rate Trust Preferred Securities issued by MCT VII accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 195 basis points. The Trust Preferred Securities issued by MCT VIII accrue interest at an initial fixed rate of interest of 6.26%, then reset on December 30, 2010 to the 3-month LIBOR rate plus 150 basis points.

        The interest expense (including amortization of the cost of issuance) on Trust Preferred Securities was $5.501 million in 2007, $5.384 million in 2006, and $3.762 million in 2005.

        The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $22.126 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $49.374 million of the Trust Preferred Securities qualify as Tier II capital at December 31, 2007.

(12) Employee Benefit Plans

  (a)
  Profit Sharing Plan

        We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). We make matching contributions to the plan which totaled $583,000, $530,000, and $481,000 in 2007, 2006, and 2005, respectively.

  (b)
  Stock Options

        We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. Options generally expire ten years after the date of grant. There have been no modifications to the existing plans.

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

        In January 2006, we adopted SFAS No. 123R, Share-Based Payment (Revised 2004), for our stockholder-approved Long-Term Incentive Plan, which permits the grant of share options and shares to our directors and key employees. We made the transition to fair value-based compensation using the modified version of the prospective application, which means the fair value-based method prescribed under SFAS 123R applies to new awards, modification of previous awards, repurchases and cancellations after January 1, 2006 and to any awards that retain service requirements after January 1, 2006. The determination of compensation cost for awards granted prior to January 1, 2006 is based on the same methods and on the same fair values previously determined for the pro forma disclosures previously required. We recognized stock based compensation cost of $114,000, $51,000, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively. We expect to incur $37,000 in additional stock based compensation expense related to the unvested portion of options over the next two years.

        Information with respect to stock options is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007		Weighted- Average Remaining Contractual Term (in years)		2006		Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	793,022	$12.84			981,934	$12.16
Granted	42,950	7.85			9,600	18.62
Exercised	(2,650)	10.88			(188,279)	9.45
Forfeited/cancelled	(19,534)	17.38			(10,233)	15.54

Oustanding at end of year	813,788	12.47	5.4	$28	793,022	12.84	6.2	$4,532

Exercisable at end of year	809,832	12.47	5.4	$28	793,022	12.84	6.2	$4,532

	2005
	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	738,239	$10.05
Granted	271,800	17.66
Exercised	(23,800)	9.95
Forfeited/cancelled	(4,305)	10.69

Oustanding at end of year	981,934	12.16

Exercisable at end of year	981,934	12.16

        The weighted average fair values of our option grants for the years ended December 31, 2007, 2006, and 2005 were $3.57, $5.71, and $6.01, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Dividend yield	—	—	—
Expected volatility	28.08%	15.61%	15.74%
Risk-free interest rate	4.20%	5.12%	4.25%
Expected lives	9.5 years	8 years	8 years

        For 2005, prior to adoption of SFAS 123R, the option price was equal to the market price of the common stock at the date of grant for all of our options and, accordingly, we did not record compensation expense related to options granted. If we had applied the fair value-based method to recognize compensation cost for the options granted, our net income and net income per share would have been changed to the following pro forma amounts for the year ended December 31:

(dollars in thousands, except per share data)	2005
Net income, as reported	$7,822
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(1,471)

Pro forma net income	$6,351

Earnings per share:
Basic—as reported	$1.28

Basic—pro forma	$1.04

Diluted—as reported	$1.20

Diluted—pro forma	$0.98

        The total intrinsic value of options exercised and the related tax benefit amounted to $11,300 and $0, respectively, during the year ended December 31, 2007, and $1.810 million and $585,000, respectively, during the year ended December 31, 2006. Proceeds from exercises of stock options amounted to $29,000 and $1.779 million for the years ended December 31, 2007 and 2006, respectively.

        Options outstanding are summarized as follows at December 31, 2007:

Exercise Price	Options Outstanding (Shares)	Weighted Average Remaining Contractual Life (Years)	Options Exercisable (Shares)
$ 4.00	1,200	3.0	1,200
5.41	31,500	10.0	31,500
5.50	93,500	3.1	93,500
5.63	40,750	2.2	40,750
6.25	3,000	2.4	3,000
6.45	400	3.5	400
7.10	3,500	3.3	3,500
7.40	250	3.7	250
8.69	10,000	1.9	10,000
9.16	850	4.0	850
9.86	1,350	4.8	1,350
10.45	118,000	4.0	118,000
10.50	3,000	1.5	3,000
10.70	650	4.2	650
11.68	166,500	5.0	166,500
11.75	11,500	1.1	11,500
11.95	700	5.1	700
12.03	3,500	4.3	3,500
12.10	6,000	4.3	6,000
13.00	700	5.3	700
13.33	8,900	9.3	4,944
13.52	4,000	5.3	4,000
16.67	5,900	7.3	5,900
16.70	1,800	7.8	1,800
16.95	2,400	5.8	2,400
17.45	42,138	8.0	42,138
17.77	201,700	7.1	201,700
18.20	6,150	6.3	6,150
18.38	33,500	6.0	33,500
18.94	2,450	8.9	2,450
19.30	8,000	8.3	8,000

	813,788		809,832

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

(13) Income Taxes

        Our income tax (benefit) expense consists of the following for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Current	$(11,888)	$(2,737)	$2,328
Deferred	3,578	2,372	961

Income tax (benefit) expense	$(8,310)	$(365)	$3,289

        Income tax (benefit) expense is reconciled to the amount computed by applying the federal corporate tax rate of 34% to income before taxes as follows for the years ended December 31:

	2007		2006		2005
(dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory federal rate	$(6,247)	(34.0)%	$530	34.0%	$3,778	34.0%
State income taxes, net of federal income tax benefit	(919)	(5.0)%	—	—	(1)	—
Change in valuation allowance	—	—	(321)	(20.6)%	(25)	(0.2)%
Investment income	(37)	(0.2)%	(46)	(3.0)%	(45)	(0.4)%
Bank-owned life insurance	(489)	(2.7)%	(380)	(24.4)%	(351)	(3.2)%
Insurance income	(55)	(0.3)%	(34)	(2.2)%	(37)	(0.3)%
Federal income tax credits	(168)	(0.9)%	(168)	(10.8)%	(168)	(1.5)%
Other	(395)	(2.1)%	54	3.6%	138	1.2%

	$(8,310)	(45.2)%	$(365)	(23.4)%	$3,289	29.6%

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

(dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for losses on loans	$5,045	$4,789
Amortization of intangible assets	103	113
Valuation allowance and secondary marketing reserve	4,089	1,758
State net operating loss carryforward	1,054	292
Nonaccrual interest	554	87

Total deferred tax assets	10,845	7,039

Deferred tax liabilities:
Depreciation	899	747
Other	143	67

Total deferred tax liabilities	1,042	814

Net deferred tax asset attributable to operations	9,803	6,225
Unrealized gain on investments charged
to other comprehensive income	2,625	581

Net deferred tax asset	$12,428	$6,806

        We have net operating loss carryforwards for state income tax purposes of approximately $19.368 million that are available to offset future state taxable income. The loss carryforwards will begin to expire in 2019. The recorded value of the net deferred tax asset was previously reduced by a valuation allowance to the amount then expected to be realized. During 2006, analysis determined that the entire amount of the net deferred tax asset was realizable and the valuation allowance was reversed.

        The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. The total amount of tax credits not utilized as of December 31, 2007 is approximately $4.100 million. A portion of the credit may be received if not entirely used after the fourth taxable year. Management is currently investigating its rights to receive credits in the form of cash rather than through a reduction of income tax liability.

        The Bank has invested in a partnership that owns and manages seven affordable housing projects in the Mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003, and recognized $168,000 in tax credits in each of 2007, 2006, and 2005. Total credits utilized to date through December 31, 2007 amounted to $754,000.

(14) Other Expenses

        The following summarizes our other noninterest expenses for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Office supplies	$728	$747	$680
Printing	573	602	543
Corporate insurance	560	517	401
FDIC premiums	605	109	113
Consulting fees	789	850	734
Marketing/promotion	821	1,059	866
Postage	949	906	764
Overnight delivery/courier	804	908	809
Security	258	233	151
Dues and subscriptions	522	562	438
Loan collection expenses	894	701	471
Other	4,436	3,853	2,914

	$11,939	$11,047	$8,884

(15) Dividends and Earnings Per Share

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

        Information relating to the calculations of our (loss) earnings per common share is summarized as follows for the years ended December 31:

(dollars in thousands, except for per share data)	2007	2006	2005
Net (loss) income—basic and diluted	$(10,063)	$1,924	$7,822

Weighted-average shares outstanding—basic	6,396,142	6,318,205	6,104,481
Dilutive securities—options and warrants	—	323,520	384,638

Adjusted weighted-average shares outstanding—dilutive	6,396,142	6,641,725	6,489,119

(Loss) earnings per share—basic	$(1.57)	$0.30	$1.28

(Loss) earnings per share—diluted	$(1.57)	$0.29	$1.20

        For the year ended December 31, 2007, all options were antidilutive due to our realized net loss. For the years ended December 31, 2006 and 2005, options to purchase shares of common stock which were antidilutive and excluded from the above computation were 8,600 and 257,250, respectively.

(16) Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2007, the Bank was "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events that management believes would change the Bank's category.

        Our regulatory capital amounts and ratios as of December 31, 2007 and 2006, were as follows:

			Minimum Requirements for Capital Adequacy Purposes
					To be Well Capitalized Under Prompt Corrective Action Provision
(dollars in thousands)	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$147,212	14.2%	$82,924	8.0%	103,655	10.0%
Bank	96,638	10.4%	74,076	8.0%	92,595	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	84,879	8.2%	41,462	4.0%	62,193	6.0%
Bank	79,510	8.6%	37,038	4.0%	55,557	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	84,879	6.9%	49,330	4.0%	61,663	5.0%
Bank	79,510	7.1%	45,117	4.0%	56,397	5.0%
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$164,263	15.6%	$84,329	8.0%	$105,412	10.0%
Bank	111,372	11.7%	76,253	8.0%	95,316	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	105,875	10.0%	42,165	4.0%	63,247	6.0%
Bank	91,946	9.6%	38,126	4.0%	57,190	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	105,875	7.8%	54,418	4.0%	68,022	5.0%
Bank	91,946	7.3%	50,559	4.0%	63,198	5.0%

        The FDIC, through the Deposit Insurance Fund ("DIF"), generally insures deposits of accountholders up to $100,000. The Bank pays an annual premium to provide for this insurance. The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

        During 2007, we entered into an agreement with the Federal Reserve Bank of Richmond ("FRB-Richmond") to submit plans to improve our operating performance, reduce parent company leverage, enhance our enterprise-wide risk management and enhance the effectiveness of our internal audit program. We have also agreed to give prior notice to the FRB-Richmond of any potential transaction involving significant capital expenditure. Management believes it has taken actions to address these issues and these agreements do not restrict or impede our ability to conduct normal business.

(17) Fair Value of Financial Instruments

        The following table shows details of the financial instruments as of December 31, 2007 for which we elected to apply the fair value option under SFAS No. 157, Fair Value Measurements:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Trading Gains and (Losses)	Total Changes In Fair Values Included In Period Earnings
Trading securities	$36,950	$36,950	$—	$383	$383
Securities available for sale	44,998	—	44,998	—	—
Long-term borrowings at fair value	63,123	—	63,123	(1,085)	(1,085)

        The carrying value and estimated fair value of financial instruments as of December 31, 2007 and 2006 for those financial instruments for which we did not elect to apply SFAS 157 are summarized as follows:

	2007		2006
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$91,321	$91,321	$42,969	$42,969
Securities available for sale	—	—	147,290	147,290
Loans held for sale	80,920	80,920	94,371	94,371
Loans receivable	854,920	862,168	866,459	872,519
Restricted stock investments	5,983	5,983	6,449	6,449
Servicing rights	670	670	—	—
Liabilities:
Deposits	904,953	906,719	924,938	921,769
Long- and short-term borrowings	129,516	132,499	173,441	174,858
Junior subordinated deferrable interest debentures	73,724	68,016	73,724	79,652
Off-balance sheet items:
Interest rate lock commitments	18,867	18,843	49,353	49,282
Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	89,256	89,280	99,555	99,572
Forward contracts to sell mortgage-backed securities and Eurodollars	—	—	59,500	59,512

        Market or dealer quotes are available for derivatives and many balance sheet items for which SFAS No. 157 was not applied; otherwise, pricing or valuation models are applied using current market information to estimate fair value. In some cases considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

  Cash and Cash Equivalents

        The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

  Securities (trading and available for sale)

        The fair value of securities available for sale is based on bid prices received from an external pricing service. The fair value of trading securities is based on bid quotations received from securities dealers.

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

  Long- and Short-Term Borrowings and Junior Subordinated Deferrable Interest Debentures

        Long- and short-term borrowings and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2007.

  Derivative Loan Commitments

        Commitments to Originate Loans.    We engage an experienced third party to estimate the fair market value of our interest rate lock commitments ("IRLC"). At the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative depending on the change in value of the underlying mortgage loan.

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

  Servicing Rights

        Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management's best estimate of remaining loan lives and discounted at the original discount rate.

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

(18) Segment Information

        We operate in three business segments—commercial and consumer banking, consumer finance, and mortgage-banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial products and services, including lending and deposit taking, to individuals and commercial enterprises. Consumer and commercial banking also include our treasury function and an allocation for corporate overhead and administration. Consumer finance is conducted through Mariner Finance, and involves making small direct consumer loans and the purchase of retail installment sales contracts. Mortgage-banking is conducted through First Mariner Mortgage and Next Generation Financial Services, divisions of the Bank, and involves originating residential single-family forward and reverse mortgages for sale in the secondary market and to the Bank.

        The following table presents certain information regarding our business segments:

For the year ended December 31, 2007

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$66,656	$16,574	$5,285	$88,515
Interest expense	35,236	4,089	4,510	43,835

Net interest income	31,420	12,485	775	44,680
(Reversal of) provision for loan losses	(367)	2,215	7,067	8,915

Net interest income (loss) after provision for loan losses	31,787	10,270	(6,292)	35,765
Noninterest income	14,383	3,482	6,235	24,100
Noninterest expense	48,208	11,081	18,949	78,238
Net intersegment income	79	—	(79)	—

Net (loss) income before income taxes	$(1,959)	$2,671	$(19,085)	$(18,373)

Total assets	$1,085,590	$80,312	$80,920	$1,246,822

For the year ended December 31, 2006

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$73,808	$14,063	$7,877	$95,748
Interest expense	37,852	3,299	5,331	46,482

Net interest income	35,956	10,764	2,546	49,266
Provision for loan losses	150	2,165	—	2,315

Net interest income after provision for loan losses	35,806	8,599	2,546	46,951
Noninterest income	10,876	3,121	9,770	23,767
Noninterest expense	43,612	9,345	16,202	69,159
Net intersegment income	42	—	(42)	—

Net income (loss) before income taxes	$3,112	$2,375	$(3,928)	$1,559

Total assets	$1,103,008	$65,911	$94,371	$1,263,290

For the year ended December 31, 2005

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$65,398	$10,467	$6,195	$82,060
Interest expense	28,700	2,005	3,632	34,337

Net interest income	36,698	8,462	2,563	47,723
Provision for loan losses	1,575	1,712	—	3,287

Net interest income after provision for loan losses	35,123	6,750	2,563	44,436
Noninterest income	13,462	2,581	6,972	23,015
Noninterest expense	39,686	7,757	8,897	56,340
Net intersegment income	(905)	—	905	—

Net income before income taxes	$7,994	$1,574	$1,543	$11,111

Total assets	$1,220,856	$49,271	$92,351	$1,362,478

(19) Comprehensive Income

        Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains or losses on available-for-sale securities that will be accumulated with net income in determining comprehensive income.

        Components of our comprehensive income are as follows for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Net (loss) income	$(10,063)	$1,924	$7,822

Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $625, $0, and $0, respectively	993	—	—
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(817), $332, and $(2,003), respectively)	(1,299)	528	(3,184)
Less: reclassification adjustment for gains (losses) (net of tax expense (benefit) of $364, $(1,173), and $0, respectively) included in net (loss) income	579	(1,864)	—

Total other comprehensive (loss) income	(885)	2,392	(3,184)

Total comprehensive (loss) income	$(10,948)	$4,316	$4,638

(20) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

		2007
	(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	Interest income	$22,069	$22,076	$22,391	$21,979
	Interest expense	10,933	11,197	10,933	10,772

	Net interest income	11,136	10,879	11,458	11,207
	Provision for loan losses	3,452	2,411	2,515	537
	Other operating income	5,933	5,753	5,409	6,062
	Gain on sale of securities	—	56	—	887
	Operating expenses	20,101	20,012	20,478	17,647

	Loss before taxes	(6,484)	(5,735)	(6,126)	(28)
	Income tax benefit	(3,766)	(2,154)	(2,262)	(128)

	Net (loss) income	$(2,718)	$(3,581)	$(3,864)	$100

	Net (loss) income per common share (basic)	$(0.43)	$(0.56)	$(0.60)	$0.02

	Net (loss) income per common share (diluted)	$(0.43)	$(0.56)	$(0.60)	$0.02

Market prices:	high	$10.40	$13.05	$15.20	$18.61
	low	4.89	7.95	12.00	15.00

		2006
	(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	Interest income	$24,467	$24,778	$24,188	$22,315
	Interest expense	12,489	12,374	11,546	10,073

	Net interest income	11,978	12,404	12,642	12,242
	Provision for loan losses	1,009	261	623	422
	Other operating income	6,942	6,477	7,387	5,998
	(Loss) gain on sale of securities	(3,063)	26	—	—
	Operating expenses	21,294	16,061	16,286	15,518

	(Loss) income before taxes	(6,446)	2,585	3,120	2,300
	Income tax (benefit) expense	(2,466)	542	919	640

	Net (loss) income	$(3,980)	$2,043	$2,201	$1,660

	Net (loss) income per common share (basic)	$(0.63)	$0.32	$0.35	$0.26

	Net (loss) income per common share (diluted)(1)	$(0.63)	$0.31	$0.33	$0.25

Market prices:	high	$20.45	$19.50	$19.60	$19.34
	low	18.36	18.51	18.30	17.26

(1)
Row does not total to year to date earnings per share as no quarterly dilution in fourth quarter due to quarterly realized net loss

(21) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,
(dollars in thousands)
	2007	2006
Assets:
Cash and interest-bearing deposits	$10,946	$2,127
Subordinated notes	7,500	7,500
Loans receivable	6,501	19,854
Securities available for sale	478	1,395
Investment in subsidiaries	108,849	117,685
Company-owned life insurance	2,900	2,778
Other assets	3,205	2,318

Total assets	$140,379	$153,657

Liabilities and stockholders' equity:
Other liabilities	$2,085	$1,304
Junior subordinated deferrable interest debentures	73,724	73,724
Stockholders' equity	64,570	78,629

Total liabilities and stockholders' equity	$140,379	$153,657

Statements of Operations

	For the Years Ended December 31,
(dollars in thousands)
	2007	2006	2005
Income:
Interest on investments and interest-bearing deposits	$365	$261	$130
Interest on subordinated note	508	493	411
Interest on loans	863	1,205	645
Gain on sale of securities	943	26	—
Other income	1,030	883	846

Total income	3,709	2,868	2,032

Expenses:
Interest expense	5,501	5,384	3,762
Professional expenses	325	297	259
Other expenses	370	366	402

Total expenses	6,196	6,047	4,423

Loss before income tax expense (benefit)	(2,487)	(3,179)	(2,391)
Income tax expense (benefit)	63	(412)	(96)

Loss before equity in undistributed net (loss) income of subsidiaries	(2,550)	(2,767)	(2,295)
Equity in undistributed net (loss) income of subsidiaries	(7,513)	4,691	10,117

Net (loss) income	$(10,063)	$1,924	$7,822

Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)
	2007	2006	2005
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(2,550)	$(2,767)	$(2,295)
Gain on sale of securities	(943)	(26)	—
Increase in other assets	(3,665)	(352)	(436)
Income from company-owned life insurance	(122)	(100)	(100)
Excess tax benefit on stock-based compensation	—	(585)	—
Increase in other liabilities	768	327	627

Net cash used in operating activities	(6,512)	(3,503)	(2,204)

Cash flows from investing activities:
Dividends from (investment in) subsidiaries	1,324	(1,695)	(16,874)
Loan repayments (disbursements), net	13,353	(12,598)	4,075
Purchase of subordinated note	—	—	(2,500)
Sale of securities available for sale	1,445	116	—

Net cash provided by (used in) investing activities	16,122	(14,177)	(15,299)

Cash flows from financing activities:
Proceeds from stock issuance, net	371	1,884	5,001
Repurchase of common stock, net	(1,162)	(582)	(1,578)
Excess tax benefit on stock-based compensation	—	585	—
Proceeds from issuance of junior subordinated deferrable interest debentures	—	—	15,475

Net cash (used in) provided by financing activities	(791)	1,887	18,898

Net increase (decrease) in cash and cash equivalents	8,819	(15,793)	1,395
Cash and cash equivalents at beginning of year	2,127	17,920	16,525

Cash and cash equivalents at end of year	$10,946	$2,127	$17,920

(22) Recent Accounting Pronouncements

Pronouncements Adopted

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133 and SFAS No. 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the "amortization method" and the "fair value measurement method" for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In May 2007, the FASB issued FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. These interpretations are effective for fiscal years beginning after December 15, 2006. The adoption of these interpretations did not have a material impact on our financial condition, results of operations or liquidity.

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

        In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity's obligation to the employee in this regard and, thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. We adopted Issue No. 06-4 effective January 1, 2007 for BOLI. The adoption of this Issue resulted in the recording of a cumulative effect of accounting change as a reduction to retained earnings of $135,000.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which generally permits the measurement of selected eligible financial instruments, including investment securities, at fair value as of specified election dates and the reporting of unrealized gains or losses on those instruments in earnings at each subsequent reporting date. Generally, the fair value option may be applied on an instrument by instrument basis but, once applied, the election is irrevocable and is applied to the entire instrument. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007.

        We adopted SFAS No. 159 on January 1, 2007. The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change through retained earnings in the financial statements and is detailed as follows:

(dollars in thousands)	Balance Sheet January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet January 1, 2007 After Adoption of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038

Pretax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,412

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,244)

        Management believes the adoption was appropriate in order to more closely align the impact of interest rate movements within stockholders' equity. Prior to adoption, the securities were marked to market through the Company's stockholders' equity, with no offsetting impact of any borrowings or other interest-bearing liabilities, which may act as a natural interest rate risk hedge. By treating certain assets and liabilities with similar characteristics as fair value instruments, both positions will be subject to fair value adjustments through earnings and ultimately stockholders' equity. Management believes the adoption will minimize the volatility in reported stockholders' equity as the borrowing position will also be subject to fair value treatment.

        As a result of our early adoption of SFAS No. 159, we elected to transfer $42.569 million of securities previously held as available for sale to trading securities. These securities were selected based upon their yield (under 5%) and quality of available pricing data. The average life of the bonds selected was 5.22 years. In addition, we elected to record $60.000 million of our long-term borrowings at fair value. The borrowings selected were fixed rate (6.07%) with an average remaining life of 3.24 years and have a consistent and reliable pricing source. Retained earnings as of January 1, 2007 was reduced by $2.244 million, net of tax, as a result of the election. This is a permanent adjustment to retained earnings; however, there is no impact to total stockholders' equity from the securities classification because the market value adjustment of the available for sale securities was already recorded in accumulated other comprehensive loss. This one-time charge will not be recognized in current earnings based upon application of SFAS No. 159. In addition, a pre-tax loss of $702,000 was recognized in 2007 due to a net decrease in the fair value of these financial instruments since January 1, 2007.

        Interest income on trading securities and interest expense on long-term borrowings at fair value is accrued at the contractual rate based on the principal outstanding. Premiums and discounts related to trading securities are expensed at time of purchase. The interest from trading securities is included in the Statements of Operations in "Interest income from investments and other earning assets" and the interest on borrowings at fair value is included in the Statements of Operations in "Interest expense from long-term borrowings."

Pronouncements Issued But Not Yet Effective

        On November 5, 2007, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") 109, Written Loan Commitments Recorded at Fair Value Through Earnings. This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Management has evaluated the effects of the rule and does not anticipate a material impact on the our financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

  •
  Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

  •
  Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

  •
  Determines what information is to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination

        This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. There is no current impact on us. Any future impact will only be for acquisitions of other companies completed after this date and is not something that is measurable at this time.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), Business Combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management does not anticipate the adoption of this standard to have a material impact on the our financial statements.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

        Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods provided in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

Management's Report On Internal Control Over Financial Reporting

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

        Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007 is effective.

        Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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
Baltimore, Maryland

        We have audited First Mariner Bancorp and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of the Company and our report dated March 6, 2008 expressed an unqualified opinion.

/s/ Stegman & Company

Baltimore, Maryland
March 6, 2008

Changes In Internal Control Over Financial Reporting

        During the quarter ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Certain information relating to our directors and executive officers and our Section 16(a) beneficial ownership reporting compliance is incorporated by reference herein from our proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

        The information called for by Item 10 with respect to executive officers is set forth above in Part I, Item 4A under the caption "Executive Officers of the Registrant."

Code of Ethics

        We have a Code of Conduct and Ethics that applies to our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during "blackout period;" (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders policy.

ITEM 11    EXECUTIVE COMPENSATION

        Certain information relating to our directors' and executive officers' compensation and our Compensation Committee's report on executive compensation is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

        See information relating to our stock performance in Item 5—"Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this 10-K.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information required by this item is set forth in the following sections of our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

        For information regarding the Company's equity compensation plans, please refer to the table captioned "Equity Compensation Plan Information" in Item 5—"Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this 10-K.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Certain information relating to certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year. Information is also included in Note 7 to the Consolidated Financial Statements set forth herein in Item 8- "Financial Statements and Supplementary Data in Part II of this 10-K."

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding fees paid to our independent registered public accounting firm, Stegman & Company, is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 2, 2008, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1), (2) Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of
December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended
December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements for the years ended
December 31, 2007, 2006, and 2005
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

FIRST MARINER BANCORP
Date: March 14, 2008	By:	/s/ EDWIN F. HALE SR. Edwin F. Hale Sr. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 14th day of March, 2008.

/s/ EDWIN F. HALE SR. Edwin F. Hale Sr., Chief Executive Officer and Director	/s/ MARK A. KEIDEL Mark A. Keidel, Chief Financial Officer
/s/ JOSEPH A. CICERO Joseph A. Cicero, President and Director	/s/ GEORGE H. MANTAKOS George H. Mantakos, Executive Vice President and Director
/s/ BARRY B. BONDROFF Barry B. Bondroff, Director	/s/ JOHN MCDANIEL John McDaniel, Director
/s/ JOHN BROWN III John Brown III, Director	/s/ JOHN J. OLIVER John J. Oliver, Director
/s/ EDITH B. BROWN Edith B. Brown, Director	/s/ PATRICIA SCHMOKE Patricia Schmoke, Director
/s/ ROBERT CARET Robert Caret, Director	/s/ HECTOR TORRES Hector Torres, Director
/s/ HOWARD FRIEDMAN Howard Friedman, Director	/s/ MICHAEL R. WATSON Michael R. Watson, Director

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of First Mariner's Form 10-Q for the quarter ended September 30, 2002)
3.3	First Amendment to Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of First Mariner's Form 8-K filed on December 18, 2007)
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)
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
10.8	Lease Agreement dated June 18, 2002 between Hale Properties, LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.8 to First Mariner's Form 10-Q for the quarter ended June 30, 2002.)
10.9	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner's Definitive Proxy Statement filed on April 5, 2002)
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
10.18	Lease Agreement dated June 2, 2003 between Canton Crossing LLC and First Mariner Bank (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 30, 2003)
10.19	First Mariner Bancorp 2004 Long-Term Incentive Plan (incorporated by reference to Appendix B to First Mariner's Definitive Proxy Statement filed on April 1, 2004)
10.20	First Mariner Bancorp 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix C to First Mariner's Definitive Proxy Statement filed on April 1, 2004)
10.21
Purchase and Sale Agreement dated October 20, 2004 among First Mariner Bancorp, Canton Crossing LLC and Hale Canton, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on October 22, 2004)
10.22	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on January 31, 2005)
10.23	Form of Incentive Stock Option Award Agreement under the 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on January 31, 2005)
10.24	Lease Agreement dated May 12, 2005 between First Mariner Bancorp and Hale Properties, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 17, 2005.)
10.25
First Amendment to Lease Agreement dated November 15, 2005 between First Mariner Bancorp and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 15, 2005)
10.26	Description of Board Fees (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 1, 2005)
10.27	Description of 2006 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 1, 2006)
10.28	Lease Agreement dated January 8, 2007 between First Mariner Bank and Canton Crossing Tower, LLC, (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 14, 2007)
10.29	Description of 2007 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 14, 2007)

21.1	Subsidiaries of Registrant filed herewith
23.1	Consent of Stegman & Company filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.