Form 10-Q
period 2008-03-31
FIRST MARINER BANCORP
filed 2008-05-12
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of May 2, 2008 is 6,371,486 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$31,514	$39,089
Federal funds sold and interest-bearing deposits	81,665	52,232
Trading securities, at fair value	36,327	36,950
Securities available for sale, at fair value	43,587	44,998
Loans held for sale	97,278	80,920
Loans receivable	853,214	854,920
Allowance for loan losses	(13,808)	(12,789)
Loans, net	839,406	842,131
Real estate acquired through foreclosure	19,882	18,981
Restricted stock investments	5,941	5,983
Premises and equipment, net	51,269	52,215
Accrued interest receivable	7,184	7,181
Deferred income taxes	12,793	12,428
Bank-owned life insurance	35,302	34,931
Prepaid expenses and other assets	21,564	18,783

Total assets	$1,283,712	$1,246,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$138,476	$149,710
Interest-bearing	803,708	755,243
Total deposits	942,184	904,953
Short-term borrowings	36,871	37,509
Long-term borrowings, at fair value	64,567	63,123
Long-term borrowings	95,967	92,007
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	9,570	10,936
Total liabilities	1,222,883	1,182,252

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,371,486 and 6,351,611 shares issued and outstanding, respectively	319	318
Additional paid-in capital	56,569	56,458
Retained earnings	6,325	9,603
Accumulated other comprehensive loss	(2,384)	(1,809)
Total stockholders’ equity	60,829	64,570

Total liabilities and stockholders’ equity	$1,283,712	$1,246,822

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Interest income:
Loans	$20,001	$19,735
Investments and other earning assets	1,723	2,244
Total interest income	21,724	21,979
Interest expense:
Deposits	6,156	6,929
Short-term borrowings	203	315
Long-term borrowings	3,395	3,528
Total interest expense	9,754	10,772
Net interest income	11,970	11,207
Provision for loan losses	3,823	537
Net interest income after provision for loan losses	8,147	10,670
Noninterest income:
Gain on sale of mortgage loans	654	1,593
Other mortgage-banking revenue	977	730
ATM fees	777	716
Service fees on deposits	1,535	1,471
Trading loss on securities and long-term borrowings	(1,020)	(111)
Gain on sale of investment securities, net	—	887
Commissions on sales of nondeposit investment products	240	307
Income from bank-owned life insurance	371	335
Commissions on sales of other insurance products	620	587
Other	474	434
Total noninterest income	4,628	6,949
Noninterest expense:
Salaries and employee benefits	9,204	9,357
Occupancy	2,631	2,240
Furniture, fixtures, and equipment	983	863
Professional services	421	350
Advertising	430	511
Data processing	548	429
ATM servicing expenses	244	230
Write-downs and costs of real estate acquired through foreclosure	636	546
Secondary marketing valuation	180	33
Service and maintenance	673	744
Other	2,531	2,344
Total noninterest expense	18,481	17,647
Net loss before income taxes	(5,706)	(28)
Income tax benefit	(2,428)	(128)
Net (loss) income	$(3,278)	$100
Net (loss) income per common share:
Basic	$(0.52)	$0.02
Diluted	$(0.52)	$0.02

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,278)	$100
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation	6	16
Depreciation and amortization	1,374	1,206
Amortization of unearned loan fees and costs, net	(107)	(200)
Amortization of premiums and discounts on loans, net	(285)	(271)
Amortization of premiums and discounts on mortgage-backed securities, net	3	5
Loss on trading securities and borrowings	1,020	111
Gain on sale of securities available for sale	—	(887)
Gain on sale of mortgage loans	(654)	(1,593)
(Increase) decrease in accrued interest receivable	(3)	2,002
Provision for loan losses	3,823	537
Write-downs and losses on sale of real estate acquired through foreclosure	407	460
Secondary marketing valuation	180	33
Loss on disposal of premises and equipment	33	—
Increase in cash surrender value of bank-owned life insurance	(371)	(335)
Originations of mortgage loans held for sale	(373,729)	(211,112)
Proceeds from mortgage loans held for sale	360,721	248,802
Net decrease in accrued expenses and other liabilities	(1,549)	(2,280)
Net (increase) decrease in prepaids and other assets	(2,769)	2,054
Net cash (used in) provided by operating activities	(15,178)	38,648
Cash flows from investing activities:
Loan principal (disbursements) repayments, net	(8,036)	4,842
Purchases of premises and equipment	(461)	(2,980)
Redemptions of restricted stock investments	43	466
Maturities/calls/repayments of trading securities	1,047	—
Activity in securities available for sale:
Sales of securities available for sale	—	1,301
Maturities/calls/repayments of securities available for sale	459	51,665
Purchase of securities available for sale	—	(999)
Proceeds from sales of real estate acquired through foreclosure	3,325	977
Net cash (used in) provided by investing activities	(3,623)	55,272
Cash flows from financing activities:
Net increase (decrease) in deposits	37,231	(10,667)
Net increase in other borrowed funds	3,322	10,555
Proceeds from stock issuance	106	109
Repurchase of common stock, net of costs	—	(139)
Net cash provided by (used in) financing activities	40,659	(142)
Increase in cash and cash equivalents	21,858	93,778
Cash and cash equivalents at beginning of period	91,321	42,969
Cash and cash equivalents at end of period	$113,179	$136,747
Supplemental information:
Interest paid on deposits and borrowed funds	$9,343	$5,354
Income taxes paid	$—	$610
Real estate acquired in satisfaction of loans	$4,632	$4,988
Transfer of loans held for sale to loan portfolio	$2,697	$1,001

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three months

ended March 31, 2008 and 2007 is unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp (the “Company”) have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in our 2007 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “allowance”), the valuation allowance on repurchased loans, other than temporary impairment of investment securities, accounting for gain on sale of mortgage loans, fair value of real estate acquired through foreclosure, and deferred tax assets.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

NOTE 2 – COMPREHENSIVE (LOSS) INCOME

The following table shows the Company’s comprehensive (loss) income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Net (loss) income	$(3,278)	$100
Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $0 and $625, respectively	—	993
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(375) and $300, respectively)	(575)	477
Less: reclassification adjustment for gains (net of taxes of $0 and $343, respectively) included in net (loss) income	—	(544)
Total other comprehensive (loss) income	(575)	926
Total comprehensive (loss) income	$(3,853)	$1,026

NOTE 3 – PER SHARE DATA

Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted (loss) earnings per share is computed after adjusting the denominator of the basic (loss) earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three month period ended March 31, 2007, there were 310,638 shares which were antidilutive and excluded from the computation.  For the three month period ended March 31, 2008 all options were antidilutive due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended
	March 31,
(dollars in thousands, except for per share data)	2008	2007
Net (loss) income - basic and diluted	$(3,278)	$100
Weighted-average share outstanding - basic	6,351,831	6,420,811
Effect of dilutive securities - options and warrants	—	210,319
Adjusted weighted-average shares outstanding - dilutive	6,351,831	6,631,130
(Loss) earnings per share - basic	$(0.52)	$0.02
(Loss) earnings per share - diluted	$(0.52)	$0.02

NOTE 4 - STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. As of March 31, 2008, 808,827 of the outstanding options are fully vested, 35,000 of the outstanding options vest over a three year period, and 3,461 of the outstanding options vest over the next year.  All options expire ten years after the date of grant.  There have been no modifications to the existing plan.  We recognized stock compensation expense, net of taxes, of $6,000 and $16,000, for the three months ended March 31, 2008 and 2007 respectively.  We anticipate incurring an additional $105,000 in compensation expense, net of taxes, over the next two years related to the unvested options.

Information with respect to stock options is as follows for the three months ended March 31, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	813,788	$12.47
Granted	36,000	5.70
Exercised	—	—
Forfeited/Cancelled	(2,500)	16.58
Outstanding at end of period	847,288	$12.17	5.4	$93,816
Exercisable at end of period	808,827	$12.45	5.1	$83,316

The weighted average fair values of our option grants for the three months ended March 31, 2008 and 2007 were $2.27 and $6.35, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended March 31, 2008 and 2007:

	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	28.00%	14.18%
Risk-free interest rate	3.15%	4.58%
Expected lives	8 years	8 years

The total intrinsic value of options exercised and the related tax benefit during the three months ended March 31, 2008 and 2007 amounted to $0 and $5,685, respectively.  There was no related tax benefit during the three months ended March 31, 2008 or

2007.  Proceeds from exercises of stock options amounted to $0 and $11,065 respectively, for the three months ended March 31, 2008 and 2007.

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

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit, and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at March 31, 2008 whose contract amounts represent potential credit risk is as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Commitments to extend credit (includes unused lines of credit)	$214,126	$200,760
Standby letters of credit	4,693	4,973

We established a reserve for potential loan repurchases in the amount of $75,000 as of March 31, 2008, which was settled in April, 2008.

NOTE 6 – SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments—commercial and consumer banking, consumer finance, and mortgage-banking.  Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Consumer finance is conducted through Mariner Finance, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.  Mortgage-banking is conducted through First Mariner Mortgage and Next Generation Financial Services, divisions of the Bank, and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding our business segments:

For the three month period ended March 31, 2008:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$15,796	$4,766	$1,162	$21,724
Interest expense	7,705	910	1,139	9,754
Net interest income	8,091	3,856	23	11,970
Provision for loan losses	1,455	823	1,545	3,823
Net interest income (loss) after provision for loan losses	6,636	3,033	(1,522)	8,147
Noninterest income	2,428	828	1,372	4,628
Noninterest expense	11,751	3,326	3,404	18,481
Net intersegment income	31	—	(31)	—
Net (loss) income before income taxes	$(2,656)	$535	$(3,585)	$(5,706)
Total assets	$1,102,584	$83,850	$97,278	$1,283,712

For the three month period ended March 31, 2007:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$16,665	$3,930	$1,384	$21,979
Interest expense	8,879	962	931	10,772
Net interest income	7,786	2,968	453	11,207
Provision for loan losses	250	287	—	537
Net interest income after provision for loan losses	7,536	2,681	453	10,670
Noninterest income	4,110	729	2,110	6,949
Noninterest expense	12,390	2,628	2,629	17,647
Net intersegment income	21	—	(21)	—
Net (loss) income before income taxes	$(723)	$782	$(87)	$(28)
Total assets	$1,137,015	$67,535	$57,273	$1,261,823

NOTE 7 – FAIR VALUE

We group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1

Valuations for assets and liabilities traded in active exchange markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table shows details of the financial instruments as of March 31, 2008 for which we elected to apply the fair value option:

			Significant
	Carrying		Other		Total Changes
	Value	Quoted	Observable	Trading	In Fair Values
	(Fair	Prices	Inputs	Gains and	Included In
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Losses)	Period Earnings
Trading securities	$36,327	$36,327	$—	$424	$424
Securities available for sale	43,587	—	43,587	—	—
Long-term debt at fair value	64,567	—	64,567	(1,444)	(1,444)

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Alt A loans, including impaired	$31,209	$—	$—	$31,209
Commercial impaired loans	11,614	—	—	11,614
Real estate acquired through foreclosure	19,882	—	—	19,882

High Loan-To-Value Ratio/Low Documentation (“ALT A”) loans

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At March 31, 2008, we maintained $13.374 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors.  Such loans amounted to $17.736 million as of December 31, 2007. We did not repurchase any loans during the first three months of 2008.

In establishing the loan’s estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value.  While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, changes in the real estate market, or changes in market values of those loans which are liquidated.  Management updates these assumptions continually as greater experience becomes available.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  At March 31, 2008, we held $17.835 million in ALT A loans in our portfolio that were transferred from loans held for sale at fair value.  Such loans amounted to $15.793 million at December 31, 2007.  During the first three months of 2008, we transferred an additional $2.697 million of ALT A loans to our loan portfolio from loans held for sale.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”) “Accounting by Creditors for Impairment of a Loan.”  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value based on our loan review policy and procedures.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discount existing at origination or acquisition of the loan.

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans, including impaired Alt A loans of $6.587 million which are included in the total carrying value described in Alt A loans above, had a carrying amount of $18.201 million as of March 31, 2008 and $23.650 million as of December 31, 2007, with specific reserves of $831,000 as of March 31, 2008 and $2.544 million as of December 31, 2007.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period an obligation becomes uncollectible.  The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be occur in the future. During the first three months of 2008, the Company charged-off $2.379 million of impaired loans to the allowance for loan losses.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.   Estimated fair value is generally based upon independent appraisal of the collateral, discounted based on various economic factors consistent with our loan review policies.  We held real estate acquired through foreclosure of $19.882 million as of March 31, 2008 and $18.981 million as of December 31, 2007.  During the first three months of 2008, we added $4.097 million, net of reserves, to real estate acquired through foreclosure and took write-downs, included in noninterest expense, of $407,000.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncement Issued But Not Yet Effective

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement requires enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Management does not anticipate the adoption of this standard to have a material impact on our financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of

Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief, and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A of Part I in our Form 10-K for the year ended December 31, 2007 and Item 1a Part II of this Form 10-Q.  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events, or otherwise.

The Company

The Company is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).

The Bank, which is the largest operating subsidiary of the Company with assets exceeding $1.1 billion as of March 31, 2008, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.  The Bank also has one branch in Pennsylvania.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage has offices in Maryland, Delaware, Massachusetts, Connecticut, and North Carolina.

Next Generation Financial Services (“NGFS”), a division of the Bank, engages in the origination of reverse and conventional mortgages, providing these products directly through commission based loan officers throughout the United States.  NGFS originates reverse mortgages for sale to Fannie Mae and other private investors.  The Bank does not originate any reverse mortgages for its portfolio and currently sells all of its originations into the secondary market.  The Bank retains the servicing rights on reverse mortgages sold to Fannie Mae.  NGFS is one of the largest originators of reverse mortgages in the United States.

Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Delaware, Virginia, New Jersey, and Tennessee.  Mariner Finance had total assets of $83.9 million as of March 31, 2008.

FM Appraisals is a residential real estate appraisal preparation and management company that is headquartered in Baltimore City. FM Appraisals offers appraisal services for residential real estate lenders, including appraisal preparation, the compliance oversight of sub-contracted appraisers, appraisal ordering and administration, and appraisal review services. FM Appraisals provides these services to First Mariner Mortgage, NGFS, and Mariner Finance.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U. S. (“GAAP”) and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.  Below is a discussion of our critical accounting policies.

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

Securities available for sale

Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Deferred income taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

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

Loans repurchased are accounted for under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  Under the SOP, loans repurchased must be recorded at market value at the time of repurchase with any deficiency for recording the loan compared to proceeds paid charged to earnings.  Repurchased loans are carried on the balance sheet in the loan portfolio.  Any further change in the underlying risk profile or further impairment is recorded as a specific reserve in the allowance for loan losses through the provision for loan losses.

Repurchased loans which are foreclosed upon are transferred to Real Estate Acquired Through Foreclosure at the time of ratification of foreclosure and recorded at estimated fair value.  These assets remain in Real Estate Acquired Through Foreclosure until their disposition.  Any declines in value subsequent to foreclosure reduce the carrying amounts through a charge to noninterest expense.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.   Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things.  Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Write-downs at time of transfer are made through the allowance for loan losses.  Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Mortgage-Banking Update

As of March 31, 2008, we held in our loan portfolio $13.374 million in repurchased high loan-to-value ratio/low documentation (“ALT A”) loans and $17.835 million in ALT A loans transferred from our loans held for sale portfolio.  During the quarter, $1.450 million of ALT A loans were placed on nonaccrual, $4.632 million of previously classified nonaccrual loans were transferred to real estate acquired through foreclosure, and $2.083 million were sold to third parties out of real estate acquired through foreclosure.  We recognized $2.011 million in total charges related to ALT A loans, consisting of $636,000 for write-downs, expenses, and sales of real estate acquired through foreclosure, and $1.375 million in additional provisions (after charge-offs and recoveries) to the allowance for loan losses related to these loans.

We discontinued origination of ALT A loans during the first quarter of 2007 and closed our wholesale lending division in July of 2007.  The majority of our problem ALT A loans were originated through the wholesale division.

Financial Condition

The Company experienced significant balance sheet growth (+36.890 million) for the first time since the second quarter of 2006, ending the quarter with total assets of $1.284 billion at March 31, 2008, compared to $1.247 billion at December 31, 2007.  Earning assets increased $42.009 million or 3.9% to $1.118 billion at March 31, 2008 from $1.076 billion at December 31, 2007.  The growth in assets was due to increases in loans held for sale (+$16.358 million) and short-term investments (+$29.433 million), partially offset by decreases in cash and due from banks (-$7.575 million), securities, both trading and available for sale (-$2.034 million), and net loans outstanding (-$2.725 million).  We also experienced increases in deposits (+$37.231 million) and long-term borrowings (+$5.404 million), partially offset by decreases in short-term borrowings (-$638,000).  The increase in loans held for sale resulted from an increase in mortgage loan production during the first quarter of 2008 compared to 2007 and the increase in short-term investments occurred due to the increase in deposits and declines in other asset categories.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  As of March 31, 2008, we held $43.587 million in securities classified as available for sale (“AFS”) and $36.327 million in securities classified as trading.  As of December 31, 2007, we held $44.998 million in securities available for sale and $36.950 million in trading securities. Total securities declined $2.034 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other securities, and a decline in market values.  At March 31, 2008, our net unrealized loss on securities classified as available for sale totaled $3.934 million compared to a net unrealized loss of $2.997 million at December 31, 2007.  The decline in value resulted primarily from declines in the values of trust preferred securities.

Trust preferred securities, most of which are considered to be temporarily impaired, are issues of other banks and bank holding companies we currently hold in our portfolio.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past six months due to changes in the market which have limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, the majority of these issuers continue to possess more than acceptable credit risk in management’s opinion. Management closely monitors these securities for changes in credit risk and we have the ability to hold these securities to their maturity without any loss of principal or interest. Management does not consider the impairment of these securities to be other than temporary.

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from increases in interest rates or wider credit spreads compared to the time they were purchased. We have the ability to hold these securities to maturity, when we expect these securities will be repaid in full, and do not expect to realize losses on any of these holdings. As such, management does not consider the impairments to be other than temporary.

All trading securities are mortgage-backed securities.  The securities available for sale portfolio composition is as follows:

	March 31,		December 31,
	2008		2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Securities available for sale:
Mortgage-backed securities	$17,687	40.6%	$18,079	40.2%
Trust preferred securities	18,038	41.4%	19,034	42.3%
US Treasury securities	1,027	2.4%	1,017	2.3%
Obligations of state and municipal subdivisions	2,985	6.8%	2,975	6.6%
Corporate obligations	1,896	4.4%	1,915	4.2%
Equity securities	454	1.0%	478	1.1%
Foreign government bonds	1,500	3.4%	1,500	3.3%
Total securities available for sale	$43,587	100.0%	$44,998	100.0%

Loans

Total loans decreased $1.706 million during the first three months of 2008.  Higher balances occurred in our residential mortgage loan portfolio (+$6.711 million), consumer residential construction portfolio (+$6.519 million), and loans secured by second mortgages (+$5.560 million).  The growth in these loan types was more than offset by decreases in our commercial real estate portfolio (-$8.461 million), commercial construction portfolio (-$7.159 million), and our commercial portfolio (-$4.729 million).  Loan originations for all categories have been impacted by disruptions in the residential real estate markets, which have specifically curbed demand for construction and development lending products.  The total loan portfolio was comprised of the following:

	March 31,		December 31,
	2008		2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$91,684	10.7%	$84,973	9.9%
Commercial	271,641	31.8%	280,102	32.7%
Consumer residential construction	92,949	10.9%	86,430	10.1%
Commercial/residential construction	122,488	14.3%	129,647	15.2%
	578,762	67.7%	581,152	67.9%
Commercial	67,627	7.9%	72,356	8.4%
Loans secured by second mortgages on real estate	104,393	12.2%	98,833	11.6%
Consumer loans	100,952	11.8%	100,671	11.8%
Loans secured by deposits and other	2,767	0.4%	2,430	0.3%
Total loans	854,501	100.0%	855,442	100.0%
Unamortized loan discounts	(672)		(445)
Unearned loan fees, net	(615)		(77)
	$853,214		$854,920

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

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. As of March 31, 2008, management considered eight commercial construction loans, six residential construction loans, and four commercial mortgage loans to be impaired under this criteria, amounting to $11.614 million, all of which have been classified as nonaccrual.  The valuation allowance for these impaired loans was $491,000 as of March 31, 2008.

In general, we place impaired loans on nonaccrual status.  Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.  All payments made on nonaccrual loans are applied to the principal balance of the loan.

Consumer

Our consumer portfolio includes residential mortgage loans and other loans to individuals.  Consumer and residential mortgage loans, excluding repurchased and transferred ALT A loans, are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly.  Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios.  Certain loans in the consumer portfolio identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.  Consumer loans originated on the Bank that are greater than 120 days past due are generally charged off.  For consumer loans originated by Mariner Finance, all such loans greater than 90 days past due are considered nonaccrual and are generally charged off when they become 180 days past due.

ALT A Mortgages Repurchased

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At March 31, 2008, we maintained $13.374 million of loans repurchased in accordance with covenants in our sales agreements with investors.

In establishing the loan’s estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value.  While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, changes in the real estate market, or changes in market values of those loans which are liquidated.  Management updates these assumptions continually as greater experience becomes available.

We believe our exposure to and resolution of our repurchase obligations are substantially complete.  We did not repurchase any loans during the first three months of 2008.

The following table shows the total portfolio of repurchased loans and their status as of March 31, 2008:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$4,666	$92	$4,574	$129
Nonaccrual 2nd mortgages	127	45	82	82
Delinquent 1st mortgages (2)	1,026	—	1,026	65
Modifications (3)	7,988	524	7,464	408
Current loans	228	—	228	15
	$14,035	$661	$13,374	$699

(1)   Additional allocated reserves are included in the allowance for loan losses

(2)   Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications

(3)   Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

All ALT A loans which were 90 days delinquent as of March 31, 2008 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve.  All other ALT A loans were evaluated collectively for impairment and were assigned a six percent or greater general reserve, depending on loan type.

The nonaccrual and delinquent loans are currently in the process of collection and the resolution of many of these loans may be through foreclosure of the property.  The modifications in the table represent repurchased loans we have renegotiated at lower rates in order to improve the borrower’s ability to pay.

Transferred ALT A Loans

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

We maintain $14.348 million in first-lien mortgage loans and $3.487 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively, net of write-downs of $548,000 and $510,000, respectively.  These loans are ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.  Currently, $1.931 million of these loans are on nonaccrual, with specific reserves of $193,000.

At March 31, 2008, consumer impaired loans consisted of ALT A loans and amounted to $6.587 million, all of which were classified as nonaccrual.  At March 31, 2008, all of the consumer impaired loans were real estate collateral dependent.  The reserve for loan losses for impaired loans was $340,000 as of March 31, 2008.

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

Our total allowance at March 31, 2008 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Allowance for loan losses, beginning of year	$12,789	$12,399
Loans charged off:
Commercial	—	(67)
Commercial/residential construction	—	—
Commercial mortgages	—	(340)
Residential construction - consumer	(135)	—
Residential mortgages	(1,409)	—
Consumer (1)	(1,636)	(795)
Total loans charged off	(3,180)	(1,202)
Recoveries:
Commercial	13	—
Commercial/residential construction	—	—
Commercial mortgages	—	—
Residential construction - consumer	—	—
Residential mortgages	212	29
Consumer	151	123
Total recoveries	376	152
Net charge-offs	(2,804)	(1,050)
Provision for loan losses	3,823	537
Allowance for loan losses, end of period	$13,808	$11,886
Loans (net of premiums and discounts):
Period-end balance	$853,214	$857,051
Average balance during period	849,040	859,389
Allowance as a percentage of period-end loan balance	1.62%	1.39%
Percent of average loans:
Provision for loan losses (annualized)	1.81%	0.25%
Net charge-offs (annualized)	1.33%	0.50%

(1)   2008 includes $835,000 of  ALT A second mortgage loans originated by the Bank

The following table summarizes our allocation of allowance by loan type:

	March 31, 2008			December 31, 2007
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$606	4.4%	8.0%	$606	4.7%	8.5%
Commercial/residential construction	1,858	13.5%	14.3%	1,456	11.4%	15.1%
Commercial mortgages	2,283	16.5%	31.8%	2,316	18.1%	32.7%
Residential construction - consumer	844	6.1%	10.9%	719	5.6%	10.1%
Residential mortgages	1,285	9.3%	10.7%	1,542	12.1%	10.0%
Consumer	4,147	30.0%	24.3%	4,021	31.4%	23.6%
Unallocated	2,785	20.2%	—	2,129	16.7%	—
Total	$13,808	100.0%	100.0%	$12,789	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $13.808 million and $12.789 million as of March 31, 2008 and December 31, 2007, respectively.  The provision for loan losses recognized to maintain the allowance was $3.823 million for the three months ended March 31, 2008, as compared to $537,000 for the same period in 2007. The provision for loan losses increased primarily due to increases in our unallocated reserves related to the overall decline in economic and other factors general to our market area, as well as to replenish the allowance for increased charge-offs.  In addition, we experienced declines in values of real estate collateral related to our residential construction loan portfolio.  We recorded net charge-offs of $2.804 million during the first three months of 2008 compared to net charge-offs of $1.050 million for the same period in 2007, primarily due to increases in net charge-offs of ALT A first and second mortgages.  During the first three months of 2008, annualized net charge-offs as compared to average loans outstanding increased to 1.33%, as compared to 0.50% during the same period of 2007.  Total charge-offs for the Bank totaled $2.418 million, while Mariner Finance charge-offs were $762,000 for the three months ended March 31, 2008.  Management believes the allowance for loan losses is adequate as of March 31, 2008.

Nonperforming Assets

Nonperforming assets, expressed as a percentage of total assets, totaled 3.13% at March 31, 2008, 3.48% at December 31, 2007, and 1.73% at March 31, 2007.  The decrease and distribution of the balances compared to December 31, 2007 reflect the transfer of loans previously classified as nonaccrual to real estate acquired through foreclosure, and subsequently to sale of the property.  In addition, the March 31, 2008 balance reflects additional write-downs taken on properties as well as the addition to nonaccrual status of two commercial construction loans to the same borrower for $2.135 million.  The following tables show the distribution of nonperforming assets and loans greater than 90 days past due as of December 31:

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Nonaccruing loans:
Commercial	$—	$—	$891
Residential construction commercial	6,860	5,268	10,644
Commercial mortgages	1,754	3,926	327
Residential construction consumer	3,002	3,362	531
Alt A first and second mortgages	6,587	9,203	2,245
Other residential mortgages	339	823	204
Other consumer	1,810	1,807	1,009
	20,352	24,389	15,851
Real estate acquired through foreclosure:
Commercial	—	—	—
Residential construction commercial	3,378	3,601	100
Commercial mortgages	866	1,101	235
Residential construction consumer	2,743	2,299	633
Alt A first and second mortgages	12,895	11,980	4,725
Other residential mortgages	—	—	298
Other consumer	—	—	—
	19,882	18,981	5,991
Total nonperforming assets	$40,234	$43,370	$21,842

Loans past-due 90 days or more and accruing:
Commercial	$—	$92	$88
Residential construction commercial	4,632	—	3,883
Commercial mortgages	1,485	663	1,370
Residential construction consumer	159	219	174
Alt A first and second mortgages	6,907	1,825	12,963
Other residential mortgages	—	—	—
Other consumer	708	220	2
	$13,891	$3,019	$18,480

Deposits

Deposits totaled $942.184 million as of March 31, 2008, increasing $37.231 million or 4.1% over the December 31, 2007 balance of $904.953 million.  The increase in deposits was primarily due to increases in regular savings accounts and time deposits, partially offset by decreases in NOW, money market, and noninterest-bearing demand deposits.  During 2008, we accepted approximately $46.000 million in brokered time deposits to fund increased residential mortgage originations.  The mix of deposits has changed somewhat during 2008, with a higher percentage of interest-bearing nontransaction accounts and less noninterest-bearing demand and interest-bearing transaction accounts as of March 31, 2008 compared to December 31, 2007. The deposit breakdown is as follows:

	March 31, 2008		December 31, 2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$264,349	28.0%	$286,074	31.6%
Regular savings deposits	56,247	6.0%	51,917	5.8%
Time deposits	483,112	51.3%	417,252	46.1%
Total interest-bearing deposits	803,708	85.3%	755,243	83.5%
Noninterest-bearing demand deposits	138,476	14.7%	149,710	16.5%
Total deposits	$942,184	100.0%	$904,953	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of March 31, 2008, our core deposits were $417.497 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), a mortgage loan, and a line of credit to finance consumer receivables.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 13 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $160.534 million and $155.130 million at March 31, 2008 and December 31, 2007, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finances receivables, and a mortgage loan on our former headquarters building.  The amortized cost of FHLB advances totaled $85.000 million at March 31, 2008, unchanged from December 31, 2007; however, $60.000 million of the advances are now recorded at fair value ($64.567 million) in accordance with SFAS No. 159, making the total carrying amount of FHLB advances $89.567 million.  As of March 31, 2008 and December 31, 2007, the balance on the mortgage loan was $9.367 million and $9.407 million, respectively, and the balance on the consumer receivable line of credit was $61.600 million and $57.600 million, respectively.

Short-term borrowings consist of short-term promissory notes, which decreased from $37.509 million at December 31, 2007 to $36.871 million at March 31, 2008 due to $638,000 in pay-offs.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both March 31, 2008 and December 31, 2007.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $21.071 million of the outstanding  Trust Preferred Securities qualify as Tier I capital and the remaining $50.429 million of the Trust Preferred Securities qualify as Tier II capital at March 31, 2008.

Capital Resources

Stockholders’ equity decreased $3.741 million in the first three months of 2008 to $60.829 million from $64.570 million as of December 31, 2007.  Retained earnings declined by the net loss of $3.278 million for the first three months of 2008.

Common stock and additional paid-in-capital increased by $112,000 due to stock issued through the employee stock purchase plan ($106,000),and stock compensation awards ($6,000).  Accumulated other comprehensive loss declined by $575,000 due to the decline in estimated fair values of the securities portfolio.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2008	2007	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	6.8%	6.9%	4.0%
The Bank	7.1%	7.1%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	8.1%	8.2%	4.0%
The Bank	8.7%	8.6%	4.0%
Total capital to risk-weighted assets:
Consolidated	14.2%	14.2%	8.0%
The Bank	10.6%	10.4%	8.0%

Results of Operations

Net (Loss) Income

For the three months ended March 31, 2008, we realized a net loss of $3.278 million compared to net income of $100,000 for the three month period ended March 31, 2007.  Basic and diluted losses per share for the first three months of 2008 totaled $(0.52) compared to basic and diluted earnings of $0.02 per share for the same period of 2007. Earnings for the three months ended March 31, 2008 were impacted by a higher provision for loan losses and charges to noninterest expenses for write-downs of real estate acquired through foreclosure related to repurchased mortgages and other problem assets.

Our net income for the first three months of 2008 continued to be negatively impacted by weaknesses in the residential real estate markets which began in the later half of 2006 and have persisted throughout the first quarter of 2008.  During the first quarter of 2008, we recorded losses of $2.011 million related to resolutions of nonperforming ALT A mortgages.  This total reflects additional provisions after charge-offs and recoveries of $1.375 million for ALT A loans during the quarter and $636,000 for the sale and/or write-down of foreclosed properties.  Our results also reflect an increase in our allowance for credit losses during the quarter by $1.019 million to increase our reserves for residential construction and development loans as well as increases in our unallocated allowance to provide additional cushion given the persistence in the weakness of overall economic conditions and increasing delinquency rates.  Lastly, results were negatively impacted by the write-down of borrowings accounted for under fair value options that totaled $1.444 million in the first quarter of 2008.  The negative valuation resulted due to the decline in market rates for comparable borrowings.  The cumulative trading loss in the borrowings totaled $4.567 million as of March 31, 2008, and that loss will be fully recovered by the end of 2010 when the borrowings will reach their maturity and are repaid.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net (loss) income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the three months ended March 31, 2008 was (1.07)% compared to 0.03% for the corresponding period in 2007. Return on average equity, the product of net (loss) income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the three months ended March 31, 2008 was (19.74)% compared to 0.51% for the corresponding period in 2007.  All profitability indicators were significantly affected by the lower net income.

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

Net interest income for the first three months of 2008 totaled $11.970 million, an increase of $763,000 from $11.207 million for the three months ended March 31, 2007. The increase in net interest income during 2008 was primarily due to a decrease in the rates paid on interest-bearing liabilities from 4.41% for the three months ended March 31, 2007 to 3.82% for the three months ended March 31, 2008, while the volume of average earning assets decreased from $1.113 billion as of March 31, 2007 to $1.081 billion as of March 31, 2008.  The yield on average earning assets increased slightly from 7.92% for the three months ended March 31, 2007 to 7.99% for the three months ended March 31, 2008, despite a significant increase in nonaccrual assets.  The net interest margin increased to 4.36% for the three months ended March 31, 2008, as compared to 3.99% for the comparable period in 2007, reflecting an increased mix of higher yielding loans.

Interest income.  Total interest income decreased by $255,000 due to the decreased volume in average earning assets. Average loans outstanding decreased by $10.349 million, with decreases in all loan categories, except for residential mortgages and consumer loans, which increased primarily due to the repurchase of previously sold first- and second-lien ALT A mortgage loans during the last three quarters of 2007.  Average loans held for sale increased $8.923 million, primarily due to an increase in the origination of mortgage loans.  Average securities decreased by $50.044 million.  Yields on earning assets for the period increased to 7.99% from 7.92% driven by an increase in the yield on total loans from 8.56% to 8.81%.

Interest expense.  Interest expense decreased by $1.018 million to $9.754 million for the three months ended March 31, 2008, compared to $10.772 million for the same period in 2007.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 4.41% for the three months ended March 31, 2007 to 3.82% for the three months ended March 31, 2008, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.81% for the three months ended March 31, 2007 to 3.24% for the three months ended March 31, 2008 was driven primarily by decreases in the rates on money market accounts and the cost of borrowed funds.  Average interest-bearing deposits increased by $25.626 million primarily due to an increase in the volume of time deposits.  An increase in average borrowings of $12.245 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance to fund their consumer loan growth.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$65,194	$1,141	6.92%	$73,276	$1,235	6.74%
Comm/res construction	124,975	2,297	7.27%	138,626	2,612	7.54%
Commercial mortgages	275,525	5,389	7.74%	315,853	5,789	7.33%
Residential construction - consumer	90,371	1,719	7.65%	94,026	2,028	8.73%
Residential mortgages	88,651	1,411	6.36%	58,212	633	4.35%
Consumer	204,324	6,882	13.38%	179,396	6,054	13.54%
Total loans	849,040	18,839	8.81%	859,389	18,351	8.56%
Loans held for sale	82,453	1,162	5.64%	73,530	1,384	7.53%
Securities, trading and AFS	81,634	1,146	5.62%	131,678	1,647	5.00%
Interest-bearing deposits	61,490	489	3.18%	41,609	503	4.84%
Restricted stock investments, at cost	5,983	88	5.90%	6,550	94	5.76%

Total earning assets	1,080,600	21,724	7.99%	1,112,756	21,979	7.92%

Allowance for loan losses	(11,933)			(12,358)
Cash and other nonearning assets	167,516			148,688
Total assets	$1,236,183	21,724		$1,249,086	21,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$15,861	13	0.32%	$9,525	5	0.23%
Savings deposits	53,398	43	0.32%	59,135	45	0.31%
Money market deposits	254,887	1,231	1.94%	281,292	2,591	3.74%
Time deposits	439,219	4,869	4.46%	387,787	4,288	4.48%
Total interest-bearing deposits	763,365	6,156	3.24%	737,739	6,929	3.81%
Borrowings	264,146	3,598	5.48%	251,901	3,843	6.19%

Total interest-bearing liabilities	1,027,511	9,754	3.82%	989,640	10,772	4.41%

Noninterest-bearing demand deposits	138,116			169,908
Other noninterest-bearing liabilities	3,772			10,561
Stockholders’ equity	66,784			78,977
Total liabilities and stockholders’ equity	$1,236,183	9,754		$1,249,086	10,772

Net interest income/net interest spread		$11,970	4.17%		$11,207	3.51%
Net interest margin			4.36%			3.99%

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008			March 31, 2007
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$198	$(292)	$(94)	$109	$107	$216
Comm/res construction	(84)	(231)	(315)	(1,575)	1,740	165
Commercial mortgages	1,673	(2,073)	(400)	1,130	(1,514)	(384)
Residential construction - consumer	(235)	(74)	(309)	1,725	(1,945)	(220)
Residential mortgages	366	412	778	(616)	675	59
Consumer	(461)	1,289	828	181	792	973
Total loans	1,457	(969)	488	954	(145)	809
Loans held for sale	(1,056)	834	(222)	242	(344)	(102)
Securities, trading and AFS	1,104	(1,605)	(501)	2,293	(3,668)	(1,375)
Interest-bearing deposits	(809)	795	(14)	17	389	406
Restricted stock investments, at cost	13	(19)	(6)	72	(146)	(74)

Total interest income	709	(964)	(255)	3,578	(3,914)	(336)

Interest paid on:
Interest-bearing deposits:
NOW deposits	3	5	8	3	(4)	(1)
Savings deposits	9	(11)	(2)	10	(18)	(8)
Money market deposits	(1,138)	(222)	(1,360)	734	486	1,220
Time deposits	(141)	722	581	1,022	(351)	671
Total interest-bearing deposits	(1,267)	494	(773)	1,769	113	1,882
Borrowings	(1,238)	993	(245)	4,036	(5,219)	(1,183)

Total interest expense	(2,505)	1,487	(1,018)	5,805	(5,106)	699

Net interest income	$3,214	$(2,451)	$763	$(2,227)	$1,192	$(1,035)

Noninterest Income

Noninterest income for the three months ended March 31, 2008 was $4.628 million, a decrease of $2.321 million or 33.4% from the comparable period of 2007 primarily due to a decrease in total mortgage-banking revenue, including gains on sales of mortgage loans, lower securities gains, and the impact of a decline in value of liabilities recorded at fair value in accordance with SFAS No. 157.

Mortgage-banking revenue decreased from $2.323 million for the three months ended March 31, 2007 to $1.631 million for the three months ended March 31, 2008 due primarily to lower profit spreads on loans sold.  The volume of loans we have originated has shifted from wholesale originations to retail and reverse mortgage production.

During the first quarter of 2008, we experienced a decline in the fair value of certain long-term borrowings of $1.444 million.  These losses were partially offset by gains experienced on trading assets of $424,000, for a net trading loss of $1.020 million compared to a net trading loss of $111,000 for the same period in 2007.

We recognized $887,000 in gains on sales of securities during the three months ended March 31, 2007.  In 2008, we did not sell any securities.  Most other categories of noninterest income reflected modest increases when compared to the first quarter of 2007.

Noninterest expenses

For the three months ended March 31, 2008, noninterest expenses increased $834,000 or 4.7% to $18.481 million compared to $17.647 million for the same period of 2007.  Increased expenses for FDIC insurance ($159,000), occupancy ($391,000), secondary marketing valuations ($147,000), and furniture, fixtures, and equipment ($120,000) were the most significant factors in the increase in noninterest expenses.

Salary and employee benefits expenses decreased $153,000 due to decreased staffing levels and the closing of our wholesale lending division. Occupancy expenses increased $391,000 and furniture, fixtures, and equipment expenses increased

$120,000 for the three months ended March 31, 2008 due to the expansion of bank branch, retail mortgage, and consumer finance offices.  FDIC insurance premiums increased $159,000 due to an increase in our insurance rates since March 31, 2007.  Other expenses not detailed in the table below increased $282,000.

The following table shows the breakout of noninterest expense:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Salaries and employee benefits	$9,204	$9,357
Occupancy	2,631	2,240
Furniture, fixtures, and equipment	983	863
Secondary marketing valuation	180	33
Professional services	421	350
Advertising	430	511
Data processing	548	429
Service and maintenance	673	744
Office supplies	186	197
ATM servicing expenses	244	230
Printing	152	179
Corporate insurance	149	116
Write-downs and costs of real estate acquired through foreclosure	636	546
FDIC premiums	186	27
Consulting fees	154	194
Marketing/promotion	138	220
Postage	218	275
Overnight delivery/courier	189	226
Security	36	95
Dues and subscriptions	137	121
Loan expenses	186	176
Other	800	518
	$18,481	$17,647

Income Taxes

We recorded an income tax benefit of $2.428 million on a net loss before taxes of $5.706 million, resulting in an effective tax rate of (42.6)% for the three month period ended March 31, 2008 in comparison to an income tax benefit of $128,000 on a net loss before taxes of $28,000, resulting in an effective tax rate of (457.1)% for the three month period ended March 31, 2007. The increase in the tax benefit was primarily driven by the increase in pretax loss.  Also impacting the tax benefit was the increase in the state of Maryland income tax rates effective January 1, 2008 to 8.25% from 7.00%.

Liquidity

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, and the maintenance of short-term overnight investments, maturities and calls in our securities portfolio and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $214.126 million at March 31, 2008. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $53.172 million, or 24.8% of the total, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $50.612 million, or 23.6% of the total at March 31, 2008, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $1.058 million, or 0.5% of the total at March 31, 2008, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $31.113 million, or 14.6% of the total at March 31, 2008, are generally open ended. At March 31, 2008, available home equity lines totaled $78.171 million, or 36.5% of the total. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of March 31, 2008, we plan on expending approximately $3.900 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time.  Cash and cash equivalents totaled $113.179 million at March 31, 2008 compared to $91.321 million as of December 31, 2007.  Our loan to deposit ratio stood at 90.6% as of March 31, 2008 and 94.5% as of December 31, 2007.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of March 31, 2008, we maintained lines of credit totaling $321.054 million and funding capacity of $116.022 million based upon loans and securities available for pledging and available overnight deposits.

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation was not material for 2008 or 2007.

Off-Balance Sheet Arrangements

We enter into off-balance sheet arrangements in the normal course of business. These arrangements consist primarily of commitments to extend credit, lines of credit, and letters of credit. In addition, the Company has certain operating lease obligations.

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

See detailed information on credit commitments above under “Liquidity.”

Potential Loan Repurchases

We established a reserve for potential loan repurchases in the amount of $75,000 as of March 31, 2008, which was settled in April, 2008.

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

Information pertaining to the notional amounts of our derivative financial instruments follows as of March 31, 2008:

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value

Interest rate lock commitments	$48,538	$48,161

Open hedge positions:
Forward sales commitments on loan pipeline and funded loans	$143,146	$143,524

Changes in interest rates could materially affect the fair value of derivative loan commitments. In reality, one would not expect all other assumptions to remain constant. Changes in one factor may result in changes in another (for example, changes in interest rates could result in changes in the fallout factor), which might magnify or counteract the sensitivities. This is because the impact of an interest rate shift on the fallout ratio is non-symmetrical and non-linear.

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

As of March 31, 2008, we have a significant amount of loans that we repurchased from investors with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2008, we had a one year cumulative positive gap of approximately $51.049 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2008, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	0.15%	(0.47)%

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

We are party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both us and the borrower for specified periods of time. When the borrower locks an interest rate, we effectively extend a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but we must honor the interest rate for the specified time period. We are exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. We utilize a best efforts sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates.

Item 4  – Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 1a – Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2007.  The following discussion is an update to those risk factors contained in the Annual Report on Form 10-K.

Because the nature of the financial services business involves a high volume of transactions, the Company faces significant operational risks.

We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, and catastrophic failures resulting from terrorist acts or natural disasters, breaches of the internal control system, and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that results in a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Additionally, the financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  Operations in several of our markets could be disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to our banking and operation facilities.  Although we have not experienced such an occurrence to date, severe weather or natural disasters, acts of war or terrorism, or other adverse external events may occur in the future.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for open market or private purchases of stock over the next 4 months.  We did not repurchase any shares during the three months ended March 31, 2008.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held May 2, 2008, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2011 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against
Edwin F. Hale, Sr.	4,512,389	1,599,147
Barry B. Bondroff	5,296,782	814,754
Patricia Schmoke, MD	5,097,278	1,014,258
John Brown III	5,102,343	1,009,193
Anirban Basu	5,390,565	720,971

At the Company’s Annual Meeting of Stockholders held May 2, 2008, the following director was elected to serve a two-year term expiring upon the date of the Company’s 2010 Annual Meeting or until his respective successor is elected and qualified:

	Votes For	Votes Against
Gregory A. Devou	5,385,136	726,400

In addition to the election of six directors at the annual meeting, the terms of nine directors continued after the meeting.  The continuing directors were:  Joseph A. Cicero, Howard Friedman, John J. Oliver, Jr., John McDaniel, Robert Caret, Edith B. Brown, George H. Mantakos, Michael R. Watson, and Hector Torres.

Also, at the Company’s Annual Meeting of Stockholders held May 2, 2008, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
1,958,950	2,648,107	19,446	1,714,698

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

FIRST MARINER BANCORP

Date:	5/9/08	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	5/9/08	By:	/s/ Mark A. Keidel
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