Form 10-Q
period 2008-06-30
FIRST MARINER BANCORP
filed 2008-08-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The number of shares of common stock outstanding as of August 8, 2008 is 6,387,398 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$29,898	$39,089
Federal funds sold and interest-bearing deposits	51,421	52,232
Trading securities, at fair value	34,183	36,950
Securities available for sale, at fair value	46,123	44,998
Loans held for sale	62,453	80,920
Loans receivable	924,296	854,920
Allowance for loan losses	(14,543)	(12,789)
Loans, net	909,753	842,131
Real estate acquired through foreclosure	19,102	18,981
Restricted stock investments	5,941	5,983
Premises and equipment, net	50,765	52,215
Accrued interest receivable	6,971	7,181
Income taxes recoverable	8,419	4,433
Deferred income taxes	13,476	12,428
Bank-owned life insurance	35,677	34,931
Prepaid expenses and other assets ($877 and $0 at fair value, respectively)	14,442	14,350

Total assets	$1,288,624	$1,246,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$147,053	$149,710
Interest-bearing	802,045	755,243
Total deposits	949,098	904,953
Short-term borrowings	31,358	37,509
Long-term borrowings, at fair value	62,910	63,123
Long-term borrowings	101,429	92,007
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	10,639	10,936
Total liabilities	1,229,158	1,182,252

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,387,398 and 6,351,611 shares issued and outstanding, respectively	319	318
Additional paid-in capital	56,603	56,458
Retained earnings	5,856	9,603
Accumulated other comprehensive loss	(3,312)	(1,809)
Total stockholders’ equity	59,466	64,570

Total liabilities and stockholders’ equity	$1,288,624	$1,246,822

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Interest income:
Loans	$19,379	$19,901	$39,380	$39,636
Investments and other earning assets	1,646	2,490	3,369	4,734
Total interest income	21,025	22,391	42,749	44,370
Interest expense:
Deposits	6,018	6,980	12,174	13,909
Short-term borrowings	113	302	316	617
Long-term borrowings	2,983	3,651	6,378	7,179
Total interest expense	9,114	10,933	18,868	21,705
Net interest income	11,911	11,458	23,881	22,665
Provision for loan losses	2,504	2,515	6,327	3,053
Net interest income after provision for loan losses	9,407	8,943	17,554	19,612
Noninterest income:
Gain on sale of mortgage loans	1,110	457	1,764	2,050
Other mortgage-banking revenue	900	619	1,877	1,349
ATM fees	828	855	1,605	1,571
Service fees on deposits	1,600	1,642	3,135	3,113
Gain (loss) on financial instruments carried at fair value	1,020	47	—	(64)
Gain on sale of securities available for sale	—	—	—	887
Gain on sale of premises and equipment	589	—	589	—
Commissions on sales of nondeposit investment products	275	243	515	550
Income from bank-owned life insurance	375	365	746	700
Commissions on sales of other insurance products	840	746	1,460	1,333
Other	411	435	885	869
Total noninterest income	7,948	5,409	12,576	12,358
Noninterest expense:
Salaries and employee benefits	9,692	8,961	18,896	18,317
Occupancy	2,771	2,322	5,402	4,563
Furniture, fixtures and equipment	966	907	1,949	1,769
Professional services	498	449	919	799
Advertising	158	409	588	920
Data processing	515	485	1,063	914
ATM servicing expenses	268	279	512	508
Write-downs and costs of real estate acquired through foreclosure	1,062	837	1,698	923
Secondary marketing valuation	54	2,319	234	2,352
Service and maintenance	625	559	1,298	1,303
Other	2,777	2,951	5,308	5,756
Total noninterest expense	19,386	20,478	37,867	38,124
Net loss before income taxes	(2,031)	(6,126)	(7,737)	(6,154)
Income tax benefit	(1,562)	(2,262)	(3,990)	(2,390)
Net loss	$(469)	$(3,864)	$(3,747)	$(3,764)
Net loss per common share:
Basic	$(0.07)	$(0.60)	$(0.59)	$(0.59)
Diluted	$(0.07)	$(0.60)	$(0.59)	$(0.59)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,747)	$(3,764)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	18	29
Depreciation and amortization	2,759	2,503
Amortization of unearned loan fees and costs, net	(133)	(305)
Amortization of premiums and discounts on loans, net	(877)	(472)
Amortization of premiums and discounts on mortgage-backed securities, net	9	7
Loss on financial instruments carried at fair value	—	64
Gain on sale of securities available for sale	—	(887)
Gain on sale of mortgage loans	(1,764)	(2,050)
Decrease in accrued interest receivable	210	2,487
Provision for loan losses	6,327	3,053
Write-downs and losses on sale of real estate acquired through foreclosure	1,689	1,030
Secondary marketing valuation	234	2,352
Gain on sale of premises and equipment	(589)	—
Increase in cash surrender value of bank-owned life insurance	(746)	(700)
Originations of mortgage loans held for sale	(684,893)	(495,550)
Proceeds from mortgage loans held for sale	700,944	493,694
Net decrease in accrued expenses and other liabilities	(531)	(5,013)
Net (increase) decrease in prepaids and other assets	(5,026)	809
Net cash provided by (used in) operating activities	13,884	(2,713)
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(75,584)	52,222
Repurchase of loans previously sold	—	(29,851)
Purchases of premises and equipment	(2,065)	(6,047)
Proceeds from sale of premises and equipment	1,344	21
Redemptions of restricted stock investments	43	466
Maturities/calls/repayments of trading securities	2,555	2,050
Activity in securities available for sale:
Sales of securities available for sale	—	1,301
Maturities/calls/repayments of securities available for sale	4,930	54,656
Purchase of securities available for sale	(7,668)	(999)
Additional disbursements on real estate acquired through foreclosure	(32)	—
Proceeds from sales of real estate acquired through foreclosure	5,047	2,662
Net cash (used in) provided by investing activities	(71,430)	76,481
Cash flows from financing activities:
Net increase (decrease) in deposits	44,145	(20,792)
Net increase in other borrowed funds	3,271	15,102
Proceeds from stock issuance	195	207
Repurchase of common stock, net of costs	(67)	(140)
Net cash provided by (used in) financing activities	47,544	(5,623)
(Decrease) increase in cash and cash equivalents	(10,002)	68,145
Cash and cash equivalents at beginning of period	91,321	42,969
Cash and cash equivalents at end of period	$81,319	$111,114
Supplemental information:
Interest paid on deposits and borrowed funds	$18,616	$21,633
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$6,824	$16,640
Transfer of loans held for sale to loan portfolio	$4,179	$1,001

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and six months

ended June 30, 2008 and 2007 is unaudited)

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

The consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses (the “allowance”), the valuation allowance on repurchased loans, fair value of trading securities, other than temporary impairment of securities available for sale, fair value of real estate acquired through foreclosure, fair value of long-term borrowings carried at fair value, and deferred tax assets.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

Repurchased Loans

In certain instances, our loan sales agreements are subject to recourse provisions, which would require us to repurchase the assets under certain circumstances. In the case of loan sale agreements, these recourse provisions generally relate to a sold loan’s delinquency during a specified period of time subsequent to the sale (“early payment default”) or to an early payoff of the loan. We sell loans to many different investors, each with different early payment default and early payoff provisions in their agreements. Early payment default provisions range from none up to and including delinquency during the first 24 months from the origination of the loan. Early payoff provisions generally range from payoff in the first 30 days from the origination of the loan to payoff in the first six months from the origination of the loan. We measure this potential liability based upon past repurchase experience, by calculating past repurchases as a percent of volume and taking a reserve in that amount against future repurchases. We continually revise this calculation based upon experience up until the point that our potential liability for a recourse obligation on a loan has passed.

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at estimated fair value at the time of repurchase. Repurchased loans are valued at the time of repurchase at the individual loan level and not on a pool basis. The basis for the valuation is a collateral based approach. For each loan repurchased, management utilizes independent third party valuation models, including broker price opinions, to establish a collateral value. Management believes that the more current valuation model estimates would be more reliable than the original values received from appraisals performed at the time the loan is closed with the borrower, considering market deterioration. Where more than one valuation model is available, which has been true for the vast majority of the loans repurchased in the past, the estimates are averaged to determine collateral value for the property. If only one model for the valuation is available, that source is used to estimate value. In the rare case where there is no model available or the values have high disparities between the two, the original appraisal is used. This has been the case in a very small minority of repurchased loans. Ordering new full appraisals is deemed too costly and time prohibitive given the volume and speed of past repurchase requests.

Once the collateral value is established, management further reduces the expected cash flow by 3% to absorb estimated accrued and unpaid interest and 5% to absorb estimated selling and disposal costs. This discounted amount is considered to be the loans’ realizable value. The realizable value is compared to the loan amount and any shortfall is established with a charge to other operating expense.

We monitor repurchased loans for subsequent changes in cash flows expected to be collected and account for them in accordance with SOP 03-3. Any change after initial valuation of the expected cash flows is recorded through the allowance for loan losses. While we do not expect the market for these loans to improve in the near future, if the cash flows were to increase, we would look at the related yields and record accretion, where appropriate.

Contractual interest accruals on loans repurchased are generally permitted for a period of time if there is sufficient collateral (realizable value) to support the level of accrued interest. For the most part, there is sufficient realizable value to continue the accrual of interest for first lien repurchased mortgages at the time of repurchase, while interest accruals at the time of repurchase are generally discontinued for second lien loans repurchased. As of June 30, 2008, no repurchased second lien mortgage loans remained on accrual status. Management regularly monitors the performance of repurchased loans through its ongoing delinquency tracking methods and makes decisions relative to interest accruals in accordance to its methodologies established for portfolio loans. Where loans become severely delinquent (90 days past due) and collateral values are not sufficient, the accrual of interest is discontinued and any post acquisition accrued interest is reversed against previously recognized interest income. No accretion of any amounts recorded to write-down the loans at initial repurchase have been taken during 2007 or 2008 as a substantial amount of the repurchased loans have become severely delinquent and values continue to deteriorate throughout the period.

To date, we have not returned any repurchased loan to accrual status from non-accrual status. Given the severity of delinquency and reduced values associated with most of our non-accrual repurchased loans, we would foresee a very low probability for the return to accrual status of any repurchased loan. A return to accrual status would require a substantial improvement in expected cash flow and a history of regular payment. We see little likelihood of these events occurring in our nonaccrual repurchased loans at this time. Moreover, these improvements would need to be sufficient to eliminate any specific reserves established after the acquisition, before any accrual of interest or accretion of write-down would be recognized.

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

Derivatives and Hedging Activities

We account for derivates in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We designate a derivative as held for trading, an economic hedge not designated as a SFAS No. 133 hedge, or a qualifying SFAS 133 hedge when we enter into the derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include swaps and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price.

We designate at inception whether a derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. All of our derivatives are non-exchange traded contracts, and as such, their fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

For SFAS 133 hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We utilize derivatives to manage interest rate sensitivity in certain cases. These cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation. We use dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be and has been effective in offsetting changes in the fair value of the hedged item. We would discontinue hedge accounting if it were determined that a derivative is not expected to be or has ceased to be effective as a hedge.

We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects; such gains and losses are reclassified into the line item in the Consolidated Statement of Operations in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item that is used to record hedge effectiveness. We recognize any gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

NOTE 2 – COMPREHENSIVE (LOSS ) INCOME

The following table shows the Company’s comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Net loss	$(469)	$(3,864)	$(3,747)	$(3,764)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $0, $0, $0 and $625, respectively	—	—	—	993
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(959), $(92), $(1,333), and $208, respectively)	(1,472)	(147)	(2,047)	330
Unrealized holding gains on swaps arising during the period (net of tax expense of $354, $0, $354, and $0, respectively)	544	—	544	—
Less: reclassification adjustment for gains on securities (net of taxes of $0, $0, $0, and $343, respectively) included in net loss	—	—	—	(544)
Total other comprehensive (loss) income	(928)	(147)	(1,503)	779
Total comprehensive loss	$(1,397)	$(4,011)	$(5,250)	$(2,985)

NOTE 3 – PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method. For the three and six month periods ended June 30, 2008 and 2007, all options were antidilutive and excluded from the computations due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except for per share data)	2008	2007	2008	2007
Net loss - basic and diluted	$(469)	$(3,864)	$(3,747)	$(3,764)
Weighted-average share outstanding - basic	6,366,804	6,430,015	6,359,317	6,425,439
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	6,366,804	6,430,015	6,359,317	6,425,439
Loss per share - basic	$(0.07)	$(0.60)	$(0.59)	$(0.59)
Loss per share - diluted	$(0.07)	$(0.60)	$(0.59)	$(0.59)

NOTE 4 - STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. As of June 30, 2008, 824,169 of the outstanding options are fully vested, 32,000 of the outstanding options vest over a three year period, and 2,719 of the outstanding options vest over the next nine months. All options expire ten years after the date of grant. There have been no modifications to the existing plan. We recognized stock compensation expense of $12,000, $13,000, $18,000 and $29,000, for the three and six months ended June 30, 2008 and 2007 respectively. We anticipate incurring an additional $93,000 in compensation expense, net of taxes, over the next three years related to the unvested options.

Information with respect to stock options is as follows for the six months ended June 30, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	813,788	$12.47
Granted	49,600	5.28
Exercised	—	—
Forfeited/Cancelled	(4,500)	17.04
Outstanding at end of period	858,888	$12.03	5.0	$—
Exercisable at end of period	824,169	$12.27	4.8	$—

The weighted average fair values of our option grants for the six months ended June 30, 2008 and 2007 were $2.26 and $6.28, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended June 30, 2008 and 2007:

	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	28.00%	28.38%
Risk-free interest rate	3.77%	4.63%
Expected lives	8 years	8 years

The total intrinsic value of options exercised and the related tax benefit during the six months ended June 30, 2008 and 2007 amounted to $0, $11,320, $0, and $0, respectively, and proceeds from exercises of stock options amounted to $0 and $28,005 for the six months ended June 30, 2008 and 2007, respectively.

While our employee stock purchase plan provides for a 10% discount from market value at issuance, we do not recognize compensation expense on the discount because substantially all employees that meet limited employment qualifications may participate in the plan on an equitable basis; the plan incorporates no option features; the purchase price is based solely on the market price of the shares at the date of purchase; employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously paid and; the discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering.

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available lines of credit, and standby letters of credit. Our exposure to credit risk is represented by the contractual amounts of those financial instruments. We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. A summary of the financial instruments at June 30, 2008 whose contract amounts represent potential credit risk is as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Commitments to extend credit (includes unused lines of credit)	$209,953	$200,760
Standby letters of credit	4,097	4,973

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

The following table presents certain information regarding our business segments:

For the six month period ended June 30, 2008:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$30,580	$10,067	$2,102	$42,749
Interest expense	15,444	1,698	1,726	18,868
Net interest income	15,136	8,369	376	23,881
Provision for loan losses	2,036	1,827	2,464	6,327
Net interest income (loss) after provision for loan losses	13,100	6,542	(2,088)	17,554
Noninterest income	6,233	1,844	4,499	12,576
Noninterest expense	24,417	7,003	6,447	37,867
Net intersegment income	114	—	(114)	—
Net loss before income taxes	$(4,970)	$1,383	$(4,150)	$(7,737)
Total assets	$1,135,892	$90,279	$62,453	$1,288,624

For the six month period ended June 30, 2007:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking	Total
Interest income	$33,625	$7,892	$2,853	$44,370
Interest expense	17,910	1,945	1,850	21,705
Net interest income	15,715	5,947	1,003	22,665
(Reversal of) provision for loan losses	(2,141)	903	4,291	3,053
Net interest income (loss) after provision for loan losses	17,856	5,044	(3,288)	19,612
Noninterest income	7,924	1,561	2,873	12,358
Noninterest expense	24,512	5,177	8,435	38,124
Net intersegment income	83	—	(83)	—
Net income (loss) before income taxes	$1,351	$1,428	$(8,933)	$(6,154)
Total assets	$1,082,037	$72,872	$97,276	$1,252,185

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

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table shows details of the financial instruments as of June 30, 2008 for which we elected to apply the fair value option:

			Significant
	Carrying		Other		Total Changes
	Value	Quoted	Observable	Trading	In Fair Values
	(Fair	Prices	Inputs	Gains and	Included In
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Losses)	Period Earnings
Trading securities	$34,183	$34,183	$—	$(212)	$(212)
Securities available for sale	46,123	—	46,123	—	—
Long-term borrowings at fair value	62,910	—	62,910	212	212
Interest rate swaps	40,877	—	40,877	—	—

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Alt A and other consumer loans	$26,901	$—	$—	$26,901
Commercial impaired loans	19,403	—	—	19,403
Real estate acquired through foreclosure	19,102	—	—	19,102

High Loan-To-Value Ratio/Low Documentation (“ALT A”) loans

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase. At June 30, 2008, we maintained $10.946 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors. Such loans amounted to $17.736 million as of December 31, 2007. We did not repurchase any loans during the first six months of 2008.

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

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. At June 30, 2008, we held $15.955 million in consumer (primarily ALT A) loans in our portfolio that were transferred from loans held for sale at fair value. Such loans amounted to $15.793 million at December 31, 2007.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal or utilizing some other method of valuation for the collateral and applying a discount factor to the value based on our loan review policy and procedures.

If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discounts existing at origination or acquisition of the loan.

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans had a carrying amount of $46.304 million as of June 30, 2008 and $47.976 million as of December 31, 2007, with specific reserves of $2.743 million as of June 30, 2008 and $2.544 million as of December 31, 2007.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be occur in the future. During the first six months of 2008, the Company charged-off $3.086 million of impaired loans to the allowance for loan losses.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral, discounted based on various economic factors consistent with our loan review policies. We held real estate acquired through foreclosure of $19.102 million as of June 30, 2008 and $18.981 million as of December 31, 2007. During the first six months of 2008, we added $6.824 million, net of reserves, to real estate acquired through foreclosure and took write-downs, included in noninterest expense, of $1.689 million.

NOTE 8 – DERIVATIVES AND HEDGING

We maintain and account for hedging derivatives, in the form of interest rate swaps (“swaps”) and interest rate lock commitments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects. We recognize any gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statement of Operations.

Information pertaining to the carrying amounts of our derivative financial instruments follows as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swaps	$40,000	$40,877	$—	$—
Interest rate lock commitments	46,620	45,909	18,867	18,843
Forward sales commitments on loan pipeline and funded loans	100,878	101,588	89,256	89,280

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncement Issued But Not Yet Effective

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not anticipate the adoption of this standard to have a material impact on the disclosures to our financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995. Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief, and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company and its subsidiaries, and liquidity and capital levels. Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and government regulation. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see “Risk Factors” filed as Item 1A of Part I in our Form 10-K for the year ended December 31, 2007 and Item 1a in Part II of this Form 10-Q. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events, or otherwise.

The Company

The Company is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company’s business is conducted primarily through its wholly owned subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).

The Bank, which is the largest operating subsidiary of the Company with assets exceeding $1.168 billion as of June 30, 2008, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore. The Bank also has one branch in Pennsylvania. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Delaware, Virginia, New Jersey, and Tennessee. Mariner Finance had total assets of $90.279 million as of June 30, 2008.

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

Loans repurchased are accounted for under AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  Under the SOP, loans repurchased must be recorded at market value at the time of repurchase with any deficiency for recording the loan compared to proceeds paid charged to earnings.  Repurchased loans are carried on the balance sheet in the loan portfolio.  Any further change in the underlying risk profile or further impairment is recorded as a specific reserve in the allowance for loan losses through the provision for loan losses.

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

Mortgage-Banking Update

As of June 30, 2008, we held in our loan portfolio $10.946 million in repurchased ALT A loans and $15.955 million in loans transferred from our loans held for sale portfolio (primarily ALT A).  During the first six months of 2008, $2.778 million of ALT A loans were placed on nonaccrual, $6.824 million of previously classified nonaccrual loans were transferred to real estate acquired through foreclosure, and $4.590 million were sold to third parties out of real estate acquired through foreclosure.  We recognized $4.162 million in total charges related to ALT A loans during the first six months of 2008, consisting of $1.698 million for write-downs, expenses, and sales of real estate acquired through foreclosure, and $2.464 million in additional provisions (after charge-offs and recoveries) to the allowance for loan losses related to these loans.  During the first six months of 2007, we recognized $5.188 million in total charges related to ALT A loans, consisting of $923,000 for write-downs, expenses, and sales of real estate acquired through foreclosure, and $4.265 million in additional provisions (after charge-offs and recoveries) to the allowance for loan losses related to these loans.

We discontinued origination of ALT A loans during the first quarter of 2007 and closed our wholesale lending division in July of 2007.  The majority of our problem ALT A loans were originated through the wholesale division.

Financial Condition

The Company experienced balance sheet growth (+$41.802 million) for the second quarter in a row, ending the quarter with total assets of $1.289 billion at June 30, 2008, compared to $1.247 billion at December 31, 2007.  Earning assets increased $48.414 million or 4.5% to $1.124 billion at June 30, 2008 from $1.076 billion at December 31, 2007.  The growth in assets was due to increases in loans outstanding (+$69.376 million) and securities available for sale (+$1.125 million), partially offset by decreases in loans held for sale (-$18.467 million), cash and due from banks (-$9.191 million), and other earning assets (-$3.620 million).  We funded the growth in assets with increases in deposits (+$44.145 million) and long-term borrowings (+$9.209 million), partially offset by decreases in short-term borrowings (-$6.151 million).

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  As of June 30, 2008, we held $46.123 million in securities classified as available for sale (“AFS”) and $34.183 million in securities classified as trading.  As of December 31, 2007, we held $44.998 million in securities available for sale and $36.950 million in trading securities. Total securities declined $1.642 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other securities, and a decline in market values, partially offset by purchases of securities of $7.668 million during the first six months of 2008.  At June 30, 2008, our net unrealized loss on securities classified as available for sale totaled $6.421 million compared to a net unrealized loss of $2.997 million at December 31, 2007.  The decline in value resulted primarily from declines in the values of trust preferred securities, particularly our holdings of pooled trust preferred obligations, which have an amortized cost of $10.992 million and a related unrealized loss of $5.200 million as of June 30, 2008.

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

All trading securities are mortgage-backed securities.  The securities available for sale portfolio composition is as follows:

	June 30,		December 31,
	2008		2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Securities available for sale:
Mortgage-backed securities	$16,476	35.7%	$18,079	40.2%
Trust preferred securities	17,320	37.5%	19,034	42.3%
US Treasury securities	1,016	2.2%	1,017	2.3%
Obligations of state and municipal subdivisions	2,198	4.8%	2,975	6.6%
Corporate obligations	7,994	17.4%	1,915	4.2%
Equity securities	369	0.8%	478	1.1%
Foreign government bonds	750	1.6%	1,500	3.3%
Total securities available for sale	$46,123	100.0%	$44,998	100.0%

Loans

Total loans increased $69.376 million during the first six months of 2008.  Higher balances occurred in all loan categories, except for the commercial construction portfolio, which decreased $14.311 million since December 31, 2007.  Although we have been aggressive in our loan origination activity, as evidenced by the growth in our total loan portfolio, the poor market environment has impacted the demand for construction and development lending products.  The total loan portfolio was comprised of the following:

	June 30,		December 31,
	2008		2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$94,221	10.2%	$84,973	9.9%
Commercial	297,669	32.2%	280,102	32.7%
Consumer residential construction	96,597	10.4%	86,430	10.1%
Commercial construction	115,336	12.5%	129,647	15.2%
	603,823	65.3%	581,152	67.9%
Commercial	100,617	10.9%	72,356	8.4%
Loans secured by second mortgages on real estate	115,192	12.4%	98,833	11.6%
Consumer	102,661	11.1%	100,671	11.8%
Loans secured by deposits and other	3,010	0.3%	2,430	0.3%
Total loans	925,303	100.0%	855,442	100.0%
Unamortized loan discounts, net	(405)		(445)
Unearned loan fees, net	(602)		(77)
	$924,296		$854,920

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $68.230 million represents loans made to borrowers for the development of residential real estate.  This segment of the portfolio has exhibited greater weakness over the first six months of 2008 due to overall weakness in the residential housing sector.  The breakdown is as follows as of June 30, 2008:

		Number of
(dollars in thousands)	Balance	Loans
Raw residential land	$6,583	4
Residential subdivisions	25,905	22
Single residential lots	4,074	14
Single family construction	12,375	19
Townhome construction	2,860	10
Multi-family unit construction	16,433	12
	$68,230	81

As of June 30, 2008, $7.840 million (11%) of these loans are currently on nonaccrual.  The collateral for over 80% of these loans is located in Maryland, with the majority of the remainder of the loans secured by collateral in Delaware and the District of Columbia.  We have engaged an independent third party to review the rest of this portfolio to assist in the determination of exposure.

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

We provide for loan losses through the establishment of an allowance for loan losses (the “allowance”) by provisions charged against earnings. Our allowance represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance.  We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.  We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at June 30, 2008 and December 31, 2007 totaled $19.403 million and $14.447 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $760,000 at June 30, 2008 and $241,000 at December 31, 2007. The average recorded investment in commercial impaired loans was approximately $15.509 million and $14.309 million for the six months ended June 30, 2008 and June 30, 2007, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

The following table shows the breakout of commercial impaired loans:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$4,574	$2,268
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	14,829	12,179
	$19,403	$14,447

In general, we place commercial impaired loans on nonaccrual status.  Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.  All payments made on nonaccrual loans are applied to the principal balance of the loan.

Consumer

Our consumer portfolio includes residential mortgage loans and other loans to individuals.  Consumer and residential mortgage loans, excluding repurchased and transferred loans, are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly.  Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios.  Certain loans in the consumer portfolio identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk grading and accrual status, and to determine the need for a specific reserve.  Consumer loans originated on the Bank that are greater than 120 days past due are generally charged off.  For consumer loans originated by Mariner Finance, all such loans greater than 90 days past due are considered nonaccrual and are generally charged off when they become 180 days past due.

ALT A Mortgages Repurchased

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At June 30, 2008, we maintained $10.946 million of loans repurchased in accordance with covenants in our sales agreements with investors.

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

We believe our exposure to and resolution of our repurchase obligations are substantially complete.  We did not repurchase any loans during the first six months of 2008.

The following table shows the total portfolio of repurchased loans and their status:

As of June 30, 2008:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$4,691	$160	$4,531	$697
Nonaccrual 2nd mortgages	302	24	278	278
Delinquent 1st mortgages (2)	1,661	—	1,661	55
Modifications (3)	4,729	253	4,476	411
	$11,383	$437	$10,946	$1,441

As of December 31, 2007:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$8,317	$485	$7,832	$588
Nonaccrual 2nd mortgages	390	117	273	272
Delinquent 1st mortgages (2)	1,625	—	1,625	115
Modifications (3)	8,132	583	7,549	467
Current loans	457	—	457	32
	$18,921	$1,185	$17,736	$1,474

(1)   Additional allocated reserves are included in the allowance for loan losses

(2)   Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications

(3)   Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

All ALT A loans which were 90 days delinquent as of June 30, 2008 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve.  All other ALT A loans were evaluated collectively for impairment and were assigned a five percent or greater general reserve, depending on loan type.

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

We maintain $12.692 million in first-lien mortgage loans and $3.263 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively.  These loans, which consist primarily of ALT A loans, are originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.  Currently, $2.714 million of these loans are on nonaccrual, with specific reserves of $941,000.

Information on the activity in transferred loans and related accretable yield is as follows as of and for the six months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Beginning balance	$16,907	$43	$1,114	$—	$15,793	$43
Additional transfers	3,662	979	168	—	3,494	979
Loans moved to real estate acquired through foreclosure	(753)	(79)	(22)	—	(731)	(79)
Payments/Amortization	(2,869)	(236)	(268)	—	(2,601)	(236)
Ending balance	$16,947	$707	$992	$—	$15,955	$707

Consumer loans we consider impaired at June 30, 2008 and December 31, 2007 consisted primarily of ALT A loans and totaled $26.901 million and $33.529 million, respectively, with $7.523 million and $9.203 million classified as nonaccrual as of June 30, 2008 and December 31, 2007, respectively. The specific reserve for loan losses for consumer impaired loans was approximately $1.983 million at June 30, 2008 and $2.303 million at December 31, 2007.  The average recorded investment in consumer impaired loans was approximately $29.055 million and $20.294 million for the six months ended June 30, 2008 and 2007, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.  The following table shows the breakout of consumer impaired loans:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$22,539	$25,272
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	4,362	8,257
	$26,901	$33,529

We place consumer impaired loans on nonaccrual status as deemed necessary by relevant circumstances. Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The judgmental aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.

 Our total allowance at June 30, 2008 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Six Months Ended
	June 30.
(dollars in thousands)	2008	2007
Allowance for loan losses, beginning of year	$12,789	$12,399
Loans charged off:
Commercial	—	(67)
Commercial construction	—	—
Commercial mortgages	—	(340)
Consumer residential construction	(182)	—
Residential mortgages	(2,152)	(262)
Consumer (1)	(2,442)	(2,481)
Total loans charged off	(4,776)	(3,150)
Recoveries:
Commercial	13	—
Commercial construction	—	—
Commercial mortgages	3	—
Consumer residential construction	—	—
Residential mortgages	7	29
Consumer	180	219
Total recoveries	203	248
Net charge-offs	(4,573)	(2,902)
Provision for loan losses	6,327	3,053
Allowance for loan losses, end of period	$14,543	$12,550
Loans (net of premiums and discounts):
Period-end balance	$924,296	$826,325
Average balance during period	866,134	851,855
Allowance as a percentage of period-end loan balance	1.57%	1.52%
Percent of average loans:
Provision for loan losses (annualized)	1.47%	0.72%
Net charge-offs (annualized)	1.06%	0.69%

(1)          Includes $751,000 and $1.444 million of ALT A second mortgage loans originated by the Bank as of June 30, 2008 and June 30, 2007, respectively.

The following table summarizes our allocation of allowance by loan type:

	June 30, 2008			December 31, 2007
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$814	5.6%	10.9%	$606	4.7%	8.5%
Commercial construction	2,214	15.2%	12.5%	1,456	11.4%	15.1%
Commercial mortgages	2,592	17.8%	32.1%	2,316	18.1%	32.7%
Consumer residential construction	828	5.7%	10.5%	719	5.6%	10.1%
Residential mortgages	1,272	8.8%	10.2%	1,542	12.1%	10.0%
Consumer	4,567	31.4%	23.8%	4,021	31.4%	23.6%
Unallocated	2,256	15.5%	—	2,129	16.7%	—
Total	$14,543	100.0%	100.0%	$12,789	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $14.543 million and $12.789 million as of June 30, 2008 and December 31, 2007, respectively. The increase in the allowance reflects management’s ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), increases in the allowance for residential construction and development loans which received internal risk rating downgrades during the first six months of 2008 (general reserves), as well as increases to reflect negative market trends and other qualitative factors (unallocated reserves).

Specific and general reserves for the construction portfolios (commercial and consumer residential) increased $867,000 and reflect management’s increased estimate of required reserves for these portfolios. Increased levels of delinquency, lower collateral values, and a greater number of construction and development loans receiving internal risk rating downgrades resulted in the increased allowance levels for construction and development loans.

Specific and general reserves for consumer loans increased $546,000 due to greater delinquency and collateral value declines in both repurchased and transferred ALT A second mortgage loans.

The provision for loan losses recognized to maintain the allowance was $2.504 million and $6.327 million for the three and six months ended June 30, 2008, respectively, as compared to $2.515 million and $3.053 million for the same periods in 2007, respectively. Our unallocated portion of the allowance has also increased as general market, economic and other factors have significantly changed during 2008. We recorded net charge-offs of $4.573 million during the first six months of 2008 compared to net charge-offs of $2.902 million for the same period in 2007, primarily due to increases in net charge-offs of ALT A first and second mortgages. During the first six months of 2008, annualized net charge-offs as compared to average loans outstanding increased to 1.06%, as compared to 0.69% during the same period of 2007. Net charge-offs for the Bank totaled $3.122 million, while Mariner Finance charge-offs were $1.451 million for the six months ended June 30, 2008.

Our allowance as a percentage of outstanding loans has increased slightly from 1.52% as of December 31, 2007 to 1.57% as of June 30, 2008, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology. Management believes the allowance for loan losses is adequate as of June 30, 2008.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 3.78% at June 30, 2008, 3.48% at December 31, 2007, and 2.55% at June 30, 2007. The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
Nonaccruing loans:
Commercial	$882	$—	$—
Commercial construction	12,340	5,268	9,261
Commercial mortgages	3,228	3,926	3,873
Consumer residential construction	3,142	3,362	200
Alt A first and second mortgages	7,523	9,203	2,022
Other residential mortgages	336	823	196
Other consumer	2,158	1,807	1,038
	29,609	24,389	16,590
Real estate acquired through foreclosure:
Commercial	—	—	—
Commercial construction	3,668	3,601	1,040
Commercial mortgages	866	1,101	235
Consumer residential construction	3,160	2,299	2,337
Alt A first and second mortgages	9,908	11,980	10,854
Other residential mortgages	1,500	—	922
Other consumer	—	—	—
	19,102	18,981	15,388
Total nonperforming assets	$48,711	$43,370	$31,978

Loans past-due 90 days or more and accruing:
Commercial	$255	$92	$—
Commercial construction	2,128	—	948
Commercial mortgages	4,523	663	4,158
Consumer residential construction	910	219	—
Alt A first and second mortgages	5,616	1,825	10,296
Other residential mortgages	338	—	—
Other consumer	2,769	220	23
	$16,539	$3,019	$15,425

Nonaccrual loans increased $5.220 million in total. Construction and development loans (exclusively residential) increased $6.852 million, reflecting negative market conditions, including slowing sales of new construction and declines in sales values. These factors have contributed to a greater number of our borrowers in these categories becoming significantly delinquent in their payments. Offsetting this increase was a decline of $1.680 million of ALT A first- and second-lien mortgages classified as nonaccrual as of June 30, 2008. The decrease reflects a number of loans processing through foreclosure and being transferred to real estate acquired through foreclosure during the first six months of 2008.

Real estate acquired through foreclosure showed a modest increase of $121,000 compared to December 31, 2007. The largest category of foreclosed assets continues to be individual residential properties. These properties have a concentration (approximately 50%) in the northern Virginia region and are currently being carried at approximately 60% of their original appraised amount. Real estate acquired through foreclosure is carried at fair value and is not included as part of the allowance for loan loss totals.

Loans 90 days delinquent and accruing increased from $3.019 million at December 31, 2007 to $16.539 million as of June 30, 2008. Included in the increase are increases in delinquent ALT A loans of $3.791 million, reflecting slowing payment collection on previously transferred ALT A loans. Commercial mortgage loans 90 days delinquent and accruing grew by $3.860 million and totaled $4.523 million as of June 30, 2008. This total is made up of five loans, with two of the loans making up the majority at $1.788 million and $1.765 million, respectively. Construction and development loans increased to $2.819 million and consisted of seven loans, with the largest loan totaling $1.951 million. Consumer loans 90 days delinquent and accruing increased $2.549 million, which included a large first lien position home equity line of credit with a balance of $2.100 million.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $12.217 million as of June 30, 2008 and $10.474 million as of December 31, 2007. We initially measure impairment of troubled debt restructures on a loan-by-loan basis. All of our troubled debt restructures as of June 30, 2008 and December 31, 2007 were collateral dependant and, therefore, any impairment was determined using the fair value of the collateral. During the first six months of 2008, we did not charge any impairment losses on troubled debt restructures through the allowance for loan losses.

Deposits

Deposits totaled $949.098 million as of June 30, 2008, increasing $44.145 million or 4.9% over the December 31, 2007 balance of $904.953 million. The increase in deposits was primarily due to increases in regular savings accounts and time deposits, partially offset by decreases in NOW, money market, and noninterest-bearing demand deposits. During 2008, we placed approximately $62.000 million in brokered time deposits to fund increased residential mortgage originations and bolster our overall liquidity position. The mix of deposits has changed somewhat during 2008, with a higher percentage of interest-bearing nontransaction accounts and less noninterest-bearing demand and interest-bearing transaction accounts as of June 30, 2008 compared to December 31, 2007. Additionally, we have experienced a decline in money market accounts and an increase in time deposits as customer preference has shifted to higher yielding certificates of deposit. The deposit breakdown is as follows:

	June 30, 2008		December 31, 2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$226,614	23.9%	$286,074	31.6%
Regular savings deposits	58,727	6.2%	51,917	5.8%
Time deposits	516,704	54.4%	417,252	46.1%
Total interest-bearing deposits	802,045	84.5%	755,243	83.5%
Noninterest-bearing demand deposits	147,053	15.5%	149,710	16.5%
Total deposits	$949,098	100.0%	$904,953	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. As of June 30, 2008, our core deposits were $418.760 million. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, a warehouse line of credit, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), a mortgage loan, and a line of credit to finance consumer receivables. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. We maintain a $40.000 million mortgage warehouse line of credit to assist in the funding of our mortgage-banking business that was secured by the pledging of loans from the Company’s loans held for sale portfolio. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 13 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $164.339 million and $155.130 million at June 30, 2008 and December 31, 2007, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finance receivables, and a mortgage loan on our former headquarters building. The amortized cost of FHLB advances totaled $85.000 million at June 30, 2008, unchanged from December 31, 2007; however, $60.000 million of the advances are recorded at fair value ($62.910 million) in accordance with SFAS No. 159, making the total carrying amount of FHLB advances $87.910 million. As of June 30, 2008 and December 31, 2007, the balance on the mortgage loan was $9.329 million and $9.407 million, respectively, and the balance on the consumer receivable line of credit was $67.100 million and $57.600 million, respectively.

Short-term borrowings consist of short-term promissory notes and a warehouse line of credit to fund our mortgage-banking operations. These borrowings decreased from $37.509 million at December 31, 2007 to $31.358 million at June 30, 2008.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both June 30, 2008 and December 31, 2007.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under these guidelines, $20.926 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $50.574 million of the Trust Preferred Securities qualify as Tier II capital at June 30, 2008.

Capital Resources

Stockholders’ equity decreased $5.104 million in the first six months of 2008 to $59.466 million from $64.570 million as of December 31, 2007.  Retained earnings declined by the net loss of $3.747 million for the first six months of 2008.

Common stock and additional paid-in-capital increased by $146,000 due to stock issued through the employee stock purchase plan ($195,000), and stock compensation awards ($18,000), partially offset by repurchases of common stock ($67,000).  Accumulated other comprehensive loss declined by $1.503 million due to the decline in estimated fair value of the available for sale securities portfolio, primarily trust preferred securities, partially offset by an increase in the fair value of our interest rate swap.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the

Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2008	2007	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	6.6%	6.9%	4.0%
The Bank	7.3%	7.1%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	7.6%	8.2%	4.0%
The Bank	8.6%	8.6%	4.0%
Total capital to risk-weighted assets:
Consolidated	13.5%	14.2%	8.0%
The Bank	10.5%	10.4%	8.0%

Results of Operations

Net Loss

Six Months Ended June 30, 2008:

For the six months ended June 30, 2008, we realized a net loss of $3.747 million compared to a net loss of $3.764 million for the six month period ended June 30, 2007.  Basic and diluted losses per share for the first six months of both 2008 and 2007 were $(0.59).  Earnings for the six months ended June 30, 2008 continued to be impacted by the significant deterioration of the national and local residential real estate markets, which is resulting in higher levels of loan loss provisions and high operating expenses associated with the disposition of foreclosed assets.

During the first six months of 2008, we recorded a provision for loan losses of $6.327 million compared to $3.053 million for the first six months of 2007.  The increase of $3.274 million reflects needed increases in the allowance for loan losses relating to weaknesses in the residential construction and development loan portfolio and to maintain reserve levels and replenish charge-offs of ALT A mortgage loans.  The increase in the provision for loan losses was offset by higher net interest and fee related income and the recognition of state tax credits earned.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the six months ended June 30, 2008 was (0.60)% compared to (0.61)% for the corresponding period in 2007. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the six months ended June 30, 2008 was (11.58)% compared to (9.98)% for the corresponding period in 2007.  All profitability indicators were significantly affected by our net losses.

Three Months Ended June 30, 2008:

For the three months ended June 30, 2008, net losses totaled $469,000 compared to net losses of $3.864 million for the three month period ended June 30, 2007.  Basic and diluted losses per share for the three months ended June 30, 2008 totaled $(0.07) compared to basic and diluted losses of ($0.60) per share for the three months ended June 30, 2007.  Earnings for the three months ended June 30, 2008 reflected lower charges to noninterest expenses for valuation allowances related to repurchased mortgages ($2.265 million), the gains on the sales of our former Towson and Ocean City branches, and a $585,000 state tax credit.  Our return on average assets (annualized) for the three months ended June 30, 2008 was (0.15)% compared to (1.23)% for the corresponding period in 2007 and our return on average equity (annualized) for the three months ended June 30, 2008 was (2.97)% compared to (20.66)% for the corresponding period in 2007.

Net Interest Income

Six Months Ended June 30, 2008:

Net interest income, the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities, is the most significant component of our earnings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government, and the monetary policies of the Federal Reserve Board, are also determining factors.

Net interest income for the first six months of 2008 totaled $23.881 million, an increase of $1.216 million from $22.665 million for the six months ended June 30, 2007. The increase in net interest income during 2008 was primarily due to a decrease in the rates paid on interest-bearing liabilities from 4.40% for the six months ended June 30, 2007 to 3.62% for the six months ended June 30, 2008, partially offset by an increase in the volume of interest-bearing liabilities and a decrease in the yield on average earning assets.  The impact of these items increased the net interest margin to 4.27% from 4.02% on a relatively comparable volume of earning assets.

Interest income.  Total interest income decreased by $1.621 million for the six months ended June 30, 2008 due primarily to the decreased yield on average earning assets. Yields on earning assets for the period decreased to 7.72% from 7.94%, while average earning assets declined $14.522 million.  We experienced decreased yields on most major earning asset categories, especially interest-bearing deposits, primarily a result of the lower interest rate environment in 2008.  Additionally, our interest income was negatively affected by increased interest reversals on and levels of nonaccrual loans.  The yield on loans decreased from 8.61% for the six months ended June 30, 2007 to 8.55% for the same period in 2008.  The yield on interest-bearing deposits decreased from 5.10% for the six months ended June 30, 2007 to 2.51% for the six months ended June 30, 2008.  The drop in the interest-bearing deposit yield was primarily due to a significant drop in the Federal Funds rate over the past twelve months.

 Average loans outstanding increased by $14.279 million primarily in residential mortgages and consumer loans due to the repurchase of previously sold first- and second-lien ALT A mortgage loans during the last three quarters of 2007.  Average loans held for sale decreased $6.241 million, primarily due to faster execution of loans sales to investors in 2008.  Average securities decreased by $31.360 million, due primarily to normal principal repayments on mortgage-backed securities.

Interest expense.  Interest expense decreased by $2.837 million to $18.868 million for the six months ended June 30, 2008, compared to $21.705 million for the same period in 2007.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 4.40% for the six months ended June 30, 2007 to 3.62% for the six months ended June 30, 2008, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.80% in 2007 to 3.12% in 2008 was driven primarily by decreases in the rates on money market accounts and certificates of deposit.  Average interest-bearing deposits increased by $46.974 million primarily due to an increase in the volume of time deposits, mostly brokered deposits that we placed during 2008.  An increase in average borrowings of $8.647 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance to fund its consumer loan growth and the establishment of a new warehouse line of credit to fund our mortgage-banking business.  We experienced a decrease in the costs of borrowed funds from 6.15% for the six months ended June 30, 2007 to 5.09% for the same period in 2007 due to the decline in variable-rate trust preferred security costs.

Three Months Ended June 30, 2008

Net interest income for the second quarter of 2008 totaled $11.911 million, an increase of $453,000 from $11.458 million for the comparable period of 2007. The increase in net interest income during 2008 was primarily due to a decrease in the rates paid on interest-bearing liabilities from 4.39% for the three months ended June 30, 2007 to 3.42% for the three months ended June 30, 2008, partially offset by an increase in the volume of interest-bearing liabilities and a decrease in the yield on average earning assets.  The net interest margin increased to 4.19% for the three months ended June 30, 2008 as compared to 4.04% for the comparable period in 2007, reflecting these factors.   Average interest-bearing liabilities increased from $997.778 million as of June 30, 2007 to $1.071 billion as of June 30, 2008.  The yield on average earning assets decreased from 7.97% for the three months ended June 30, 2007 to 7.46% for the three months ended June 30, 2008 due to the decreased rate environment in 2008.

Interest income.  Total interest income decreased by $1.366 million for the three months ended June 30, 2008 due primarily to the decreased yield on average earning assets. Yields on earning assets for the periods decreased to 7.46% from 7.97%.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2008 and higher levels of nonaccrual loans.   The yield on loans decreased from 8.66% for the three months ended June 30, 2007 to 8.29% for the same period in 2008 and the yield on loans held for sale decreased from 6.66% for the three months ended June 30, 2007 to 5.63% for the three months ended June 30, 2008.

Interest expense.  Interest expense decreased by $1.819 million to $9.114 million for the three months ended June 30, 2008, compared to $10.933 million for the same period in 2007.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 4.39% for the three months ended June 30, 2007 to 3.42% for the three months ended June 30, 2008, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.79% in 2007 to 3.00% in 2008 was driven primarily by decreases in the rates on money market accounts and time deposits.  Average interest-bearing deposits increased by $68.328 million primarily due to an increase in the volume of brokered time deposits.  The costs of borrowed funds decreased from 6.11% for the second quarter of 2007 to 4.70% for the second quarter of 2008 due to the decline in market rates related to our variable-rate borrowings.  An increase in average borrowings of $5.090 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance and the new warehouse line of credit.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$75,800	$2,390	6.24%	$74,644	$2,906	7.74%
Commercial construction	120,544	4,073	6.68%	138,939	5,333	7.63%
Commercial mortgages	280,296	10,741	7.58%	302,022	11,045	7.27%
Consumer residential construction	91,763	3,316	7.27%	92,952	3,958	8.57%
Residential mortgages	88,593	2,649	5.98%	60,710	1,373	4.52%
Consumer	209,138	14,109	13.40%	182,588	12,169	13.31%
Total loans	866,134	37,278	8.55%	851,855	36,784	8.61%
Loans held for sale	74,637	2,102	5.63%	80,878	2,852	7.06%
Investment securities, trading and AFS	81,198	2,293	5.65%	112,558	2,941	5.23%
Interest-bearing deposits	72,217	904	2.51%	63,114	1,609	5.10%
Restricted stock investments, at cost	5,962	172	5.78%	6,265	184	5.86%

Total earning assets	1,100,148	42,749	7.72%	1,114,670	44,370	7.94%

Allowance for loan losses	(12,687)			(12,091)
Cash and other nonearning assets	167,980			150,225
Total assets	$1,255,441	42,749		$1,252,804	44,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$16,343	38	0.46%	$9,988	11	0.23%
Savings deposits	55,545	90	0.32%	59,650	92	0.31%
Money market deposits	238,041	1,935	1.63%	290,908	5,398	3.74%
Time deposits	475,013	10,111	4.28%	377,422	8,408	4.49%
Total interest-bearing deposits	784,942	12,174	3.12%	737,968	13,909	3.80%
Borrowings	264,412	6,694	5.09%	255,765	7,796	6.15%

Total interest-bearing liabilities	1,049,354	18,868	3.62%	993,733	21,705	4.40%

Noninterest-bearing demand deposits	138,349			171,717
Other noninterest-bearing liabilities	2,650			11,262
Stockholders’ equity	65,088			76,092
Total liabilities and stockholders’ equity	$1,255,441	18,868		$1,252,804	21,705

Net interest income/net interest spread		$23,881	4.10%		$22,665	3.54%
Net interest margin			4.27%			4.02%

(1)  Nonaccrual loans are included in average loans.

(2)  There are no tax equivalency adjustments

	For the Three Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$86,406	$1,249	5.72%	$75,998	$1,670	8.69%
Commercial construction	116,112	1,776	6.05%	139,247	2,721	7.73%
Commercial mortgages	285,067	5,352	7.43%	288,342	5,256	7.21%
Consumer residential construction	93,155	1,597	6.90%	91,889	1,930	8.42%
Residential mortgages	88,536	1,239	5.60%	63,180	740	4.68%
Consumer	213,952	7,225	13.41%	185,756	6,117	13.09%
Total loans	883,228	18,438	8.29%	844,412	18,434	8.66%
Loans held for sale	66,821	941	5.63%	88,144	1,467	6.66%
Investment securities, trading and AFS	80,762	1,147	5.68%	93,648	1,297	5.53%
Interest-bearing deposits	82,945	415	2.00%	84,383	1,104	5.24%
Restricted stock investments, at cost	5,941	84	5.66%	5,983	89	5.92%

Total earning assets	1,119,697	21,025	7.46%	1,116,570	22,391	7.97%

Allowance for loan losses	(13,441)			(11,803)
Cash and other nonearning assets	168,441			151,738
Total assets	$1,274,697	21,025		$1,256,505	22,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$16,826	25	0.60%	$10,446	6	0.23%
Savings deposits	57,692	47	0.33%	60,158	47	0.31%
Money market deposits	221,194	703	1.28%	300,417	2,806	3.75%
Time deposits	510,807	5,243	4.13%	367,170	4,121	4.50%
Total interest-bearing deposits	806,519	6,018	3.00%	738,191	6,980	3.79%
Borrowings	264,677	3,096	4.70%	259,587	3,953	6.11%

Total interest-bearing liabilities	1,071,196	9,114	3.42%	997,778	10,933	4.39%

Noninterest-bearing demand deposits	138,583			173,506
Other noninterest-bearing liabilities	1,527			10,215
Stockholders’ equity	63,391			75,006
Total liabilities and stockholders’ equity	$1,274,697	9,114		$1,256,505	10,933

Net interest income/net interest spread		$11,911	4.04%		$11,458	3.58%
Net interest margin			4.19%			4.04%

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

	For the Six Months Ended			For the Three Months Ended
	June 30, 2008			June 30, 2008
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$(644)	$128	$(516)	$(1,592)	$1,171	$(421)
Commercial construction	(610)	(650)	(1,260)	(535)	(410)	(945)
Commercial mortgages	1,061	(1,365)	(304)	412	(316)	96
Consumer residential construction	(592)	(50)	(642)	(508)	175	(333)
Residential mortgages	527	749	1,276	163	336	499
Consumer	84	1,856	1,940	155	953	1,108
Total loans	(174)	668	494	(1,905)	1,909	4
Loans held for sale	(542)	(208)	(750)	(205)	(321)	(526)
Securities, trading and AFS	588	(1,236)	(648)	210	(360)	(150)
Interest-bearing deposits	(1,273)	568	(705)	(670)	(19)	(689)
Restricted stock investments, at cost	(3)	(9)	(12)	(4)	(1)	(5)

Total interest income	(1,404)	(217)	(1,621)	(2,574)	1,208	(1,366)

Interest paid on:
Interest-bearing deposits:
NOW deposits	17	10	27	14	5	19
Savings deposits	10	(12)	(2)	9	(9)	—
Money market deposits	(2,618)	(845)	(3,463)	(1,502)	(601)	(2,103)
Time deposits	(888)	2,591	1,703	(2,055)	3,177	1,122
Total interest-bearing deposits	(3,479)	1,744	(1,735)	(3,534)	2,572	(962)
Borrowings	(1,811)	709	(1,102)	(1,363)	506	(857)

Total interest expense	(5,290)	2,453	(2,837)	(4,897)	3,078	(1,819)

Net interest income	$3,886	$(2,670)	$1,216	$2,323	$(1,870)	$453

Noninterest Income

Six Months Ended June 30, 2008:

Noninterest income for the six months ended June 30, 2008 was $12.576 million, a slight increase of $218,000 or 1.8% from the comparable period of 2007 primarily due to the realization of gains on the sales of our former Towson and Ocean City retail banking branches and to slight increases in most of our revenue categories.  Noninterest income for the six months ended June 30, 2007 reflects gains from the sale of securities of $887,000.  We did not sell any securities in 2008.

Mortgage-banking revenue increased from $3.399 million for the six months ended June 30, 2007 to $3.641 million for the six months ended June 30, 2008 due primarily to a larger volume of originations of loans.  The volume of loans we have originated has shifted from wholesale originations to retail and reverse mortgage production.

Three Months Ended June 30, 2008:

Noninterest income for the quarter ended June 30, 2008 was $7.948 million, an increase of $2.539 million or 46.9% from the comparable period of 2007 primarily due to an increase in total mortgage-banking revenue, including gains on sales of mortgage loans, the gains on the sales of former branches, and the impact of a recovery of value for liabilities recorded at fair value in accordance with SFAS No. 159.

Mortgage-banking revenue increased from $1.076 million for the three months ended June 30, 2007 to $2.010 million for the three months ended June 30, 2008 due primarily to a larger volume of originations of loans as well as higher margins on loans sold.

During the three months ended June 30, 2008, we experienced a recovery of value of certain long-term borrowings of $1.656 million.  The change in value was due to increases in market rates relative to the current rates on the borrowings.  These gains were partially offset by losses experienced on trading assets of $636,000, for a net trading gain of $1.020 million compared to a net trading gain of $47,000 for the same period in 2007.

Noninterest expenses

Six Months Ended June 30, 2008:

For the six months ended June 30, 2008, noninterest expenses decreased $257,000 or 0.7% to $37.867 million compared to $38.124 million for the same period of 2007, primarily due to decreased expenses for secondary marketing valuations.

Secondary marketing valuation expense decreased $2.118 million for the six months ended June 30, 2008, and write-downs and costs of real estate acquired through foreclosure increased $775,000, as nonperforming ALT A loans moved through the foreclosure process.  The net decrease in these line items combined is reflective of the decrease in our total ALT A loan exposure and the shift in cost to resolving the assets from setting up initial repurchase valuations.  We believe we have substantially reached the end of our exposure to repurchasing ALT A loans and our remaining losses will depend to a large degree on future residential real estate values.

Salary and employee benefits expenses increased $579,000 due to increased staffing levels related to branch expansion of consumer finance operations. Occupancy expenses and furniture, fixtures, and equipment expenses also increased by $839,000 and $180,000, respectively, for the six months ended June 30, 2008 due to the consumer finance operations expansion and increases in lease rates.  FDIC insurance premiums increased $318,000 due to an increase in our insurance rates since June 30, 2007.  Advertising expenses decreased $332,000 and other expenses not detailed in the table below decreased $411,000, reflecting cost cutting measures undertaken during the period.

Three Months Ended June 30, 2008:

For the three months ended June 30, 2008, noninterest expenses decreased $1.092 million or 5.3% to $19.386 million compared to $20.478 million for the same period of 2007, primarily due to decreased expenses for secondary marketing valuations.

Secondary marketing valuation expense decreased $2.265 million for the three months ended June 30, 2008, and write-downs and costs of real estate acquired through foreclosure increased $225,000, as nonperforming ALT A loans moved through the foreclosure process.  The net decrease in these line items combined is reflective of the decrease in our total ALT A loan exposure.

Salary and employee benefits expenses increased $731,000 due to increased staffing levels related to branch expansion of consumer finance operations. Occupancy expenses increased $449,000 also due to the consumer finance operations expansion and increases in lease rates.  FDIC insurance premiums increased $159,000 due to an increase in our insurance rates since June 30, 2007.  Advertising and other expenses not detailed in the table below decreased $251,000 and $235,000, respectively, reflecting our cost cutting measures in 2008.

During the quarter, we identified additional new opportunities for increased efficiency to reduce operating costs. We will be closing additional poorly-performing branch locations before the end of 2008.  We will be re-aligning our staffing with our new direction, which will be accomplished through staff reductions and attrition.  We expect the impact of these decisions to be meaningful and positively impact our results for the fourth quarter of 2008, and more significantly in 2009.

The following table shows the breakout of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Salaries and employee benefits	$9,692	$8,961	$18,896	$18,317
Occupancy	2,771	2,322	5,402	4,563
Furniture, fixtures, and equipment	966	907	1,949	1,769
Secondary marketing valuation	54	2,319	234	2,352
Professional services	498	449	919	799
Advertising	158	409	588	920
Data processing	515	485	1,063	914
Service and maintenance	625	559	1,298	1,303
Office supplies	193	200	379	397
ATM servicing expenses	268	279	512	508
Printing	164	123	316	303
Corporate insurance	164	125	313	241
Write-downs and costs of real estate acquired through foreclosure	1,062	837	1,698	923
FDIC premiums	186	27	372	54
Consulting fees	164	176	318	370
Marketing/promotion	149	228	287	448
Postage	250	226	468	502
Overnight delivery/courier	198	209	387	436
Security	34	60	70	154
Dues and subscriptions	112	141	248	262
Loan expenses	220	258	406	434
Other	943	1,178	1,744	2,155
	$19,386	$20,478	$37,867	$38,124

Income Taxes

We recorded an income tax benefit of $3.990 million on a net loss before taxes of $7.737 million, resulting in an effective tax rate of (51.6)% for the six month period ended June 30, 2008 in comparison to an income tax benefit of $2.390 million on a net loss before taxes of $6.154 million, resulting in an effective tax rate of (38.8)% for the six month period ended June 30, 2007.  The increase in the tax benefit was driven by the increase in pretax loss, as well as the recording of $585,000 in state tax credits during 2008.  The tax credits reflect ones earned and awarded in 2003 through the One Maryland tax credit program.  Also impacting the tax benefit was the increase in the state of Maryland income tax rates effective January 1, 2008 to 8.25% from 7.00%.

We recorded an income tax benefit of $1.562 million on a net loss before taxes of $2.031 million, resulting in an effective tax rate of (76.9)% for the three month period ended June 30, 2008 in comparison to an income tax benefit of $2.262 million on a net loss before taxes of $6.126 million, resulting in an effective tax rate of (36.9)% for the three month period ended June 30, 2007. The increase in the tax benefit was driven primarily by the $585,000 state tax credit recorded in 2008.  The increase in the state of Maryland income tax rates also impacted the effective tax rate in 2008.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $209.953 million at June 30, 2008. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $54.605 million, or 26.0% of the total, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $49.274 million, or 23.4% of the total at June 30, 2008, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $14.884 million, or 7.1% of the total at June 30, 2008, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $15.267 million, or 7.3% of the total at June 30, 2008, are generally open ended. At June 30, 2008, available home equity lines totaled $75.923 million, or 36.2% of the total. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of June 30, 2008, we plan on expending approximately $2.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $81.319 million at June 30, 2008 compared to $91.321 million as of December 31, 2007.  Our loan to deposit ratio stood at 97.4% as of June 30, 2008 and 94.5% as of December 31, 2007.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of June 30, 2008, we maintained lines of credit totaling $331.296 million and funding capacity of $82.420 million based upon loans and securities available for pledging and available overnight deposits.

Inflation

Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation on our operations was not material for 2008 or 2007.

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

Potential Loan Repurchases

We are not aware of any repurchase obligations pending as of June 30, 2008.

Derivatives

We maintain and account for hedging derivatives, in the form of swaps and interest rate lock commitments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects.  We recognize any gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statement of Operations.

Mariner Finance has entered into swap contracts to hedge the economic impact of its consumer finance receivables line of credit. The swap is intended to decrease the volatility of the variable nature of the interest rate associated with the line of credit and ultimately decrease interest sensitivity.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swaps	$40,000	$40,877	$—	$—
Interest rate lock commitments	46,620	45,909	18,867	18,843
Forward sales commitments on loan pipeline and funded loans	100,878	101,588	89,256	89,280

Changes in interest rates could materially affect the fair value of the swaps, the interest rate lock commitments, or the forward sales commitments. In the case of the loan related derivatives, fair value is also impacted by the probability that the rate lock commitment will close (“fallout factor”). In addition, changes in interest rates could result in changes in the fallout factor, which might magnify or counteract the sensitivities. This is because the impact of an interest rate shift on the fallout ratio is non-symmetrical and non-linear.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Results of operations for financial institutions, including us, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government.  Our loan portfolio is concentrated primarily in central Maryland and portions of Maryland’s eastern shore and is, therefore, subject to risks associated with these local economies.

As of June 30, 2008, we have a significant amount of loans that we either repurchased from investors or transferred from our held for sale portfolio with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2008, we had a one year cumulative positive gap of approximately $34.063 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2008, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(0.16)%	0.98%

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

We operate under regulatory agreements with the Federal Reserve Bank of Richmond, the FDIC, and the Maryland Banking Commissioner

We have entered into agreements with the Federal Reserve Bank of Richmond, the FDIC, and the Maryland Banking Commissioner.  The material terms of the agreements require us to:  (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses; (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain our “well capitalized” status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

These agreements will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these agreements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
	Total		Total Number	Number of
	Number	Average	of Shares	Shares Yet
	of Shares	Price Paid	Purchased as	to Purchase
	Purchased	Per Share	Part of Plan	Under Plan
April 2008	—	$—	282,925	17,075
May 2008	—	—	282,925	17,075
June 2008	17,000	3.96	299,925	75

(1)   On July 18, 2006, the Company announced that its Board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provides for open market or private purchases of stock over the next month.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

Subsequent Event – In August 2008, the Bank entered into regulatory agreements with the FDIC and the Maryland Banking Commissioner, the material terms of which are discussed in Item 1a.

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

FIRST MARINER BANCORP

Date:	8/14/08	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	8/14/08	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith