Form 10-Q
period 2008-09-30
FIRST MARINER BANCORP
filed 2008-11-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of November 7, 2008 is 6,452,775 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$25,241	$39,089
Federal funds sold and interest-bearing deposits	50,310	52,232
Trading securities, at fair value	12,194	36,950
Securities available for sale, at fair value	48,701	44,998
Loans held for sale	58,785	80,920
Loans receivable	939,592	854,920
Allowance for loan losses	(15,195)	(12,789)
Loans, net	924,397	842,131
Real estate acquired through foreclosure	16,466	18,981
Restricted stock investments	7,516	5,983
Premises and equipment, net	50,822	52,215
Accrued interest receivable	6,783	7,181
Income taxes recoverable	6,692	4,433
Deferred income taxes	14,278	12,428
Bank-owned life insurance	36,062	34,931
Prepaid expenses and other assets ($573 and $0 at fair value, respectively)	18,089	14,350

Total assets	$1,276,336	$1,246,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$119,088	$149,710
Interest-bearing	790,676	755,243
Total deposits	909,764	904,953
Short-term borrowings	59,422	37,509
Long-term borrowings, at fair value	62,700	63,123
Long-term borrowings	102,640	92,007
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities	11,255	10,936
Total liabilities	1,219,505	1,182,252

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,452,775 and 6,351,611 shares issued and outstanding, respectively	323	318
Additional paid-in capital	56,731	56,458
Retained earnings	3,575	9,603
Accumulated other comprehensive loss	(3,798)	(1,809)
Total stockholders’ equity	56,831	64,570

Total liabilities and stockholders’ equity	$1,276,336	$1,246,822

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Interest income:
Loans	$19,361	$19,805	$58,741	$59,441
Investments and other earning assets	1,590	2,271	4,959	7,005
Total interest income	20,951	22,076	63,700	66,446
Interest expense:
Deposits	6,038	6,999	18,213	20,908
Short-term borrowings	187	416	503	1,033
Long-term borrowings	3,028	3,782	9,405	10,961
Total interest expense	9,253	11,197	28,121	32,902
Net interest income	11,698	10,879	35,579	33,544
Provision for loan losses	3,098	2,411	9,425	5,464
Net interest income after provision for loan losses	8,600	8,468	26,154	28,080
Noninterest income:
Gain on sale of mortgage loans	1,922	1,429	3,686	3,479
Other mortgage-banking revenue	613	661	2,490	2,010
ATM fees	804	813	2,409	2,384
Service fees on deposits	1,651	1,625	4,785	4,738
Loss on financial instruments carried at fair value	(74)	(427)	(74)	(491)
(Loss) gain on sale of securities (includes $1.024 million in other-than-temporary impairment charges in 2008)	(745)	56	(745)	943
Gain (loss) on sale of premises and equipment	312	(45)	901	(45)
Commissions on sales of nondeposit investment products	181	293	696	843
Income from bank-owned life insurance	385	365	1,131	1,065
Commissions on sales of other insurance products	769	674	2,229	2,007
Other	266	365	1,151	1,234
Total noninterest income	6,084	5,809	18,659	18,167
Noninterest expense:
Salaries and employee benefits	9,473	8,935	28,369	27,252
Occupancy	2,851	2,745	8,253	7,308
Furniture, fixtures, and equipment	950	914	2,899	2,683
Professional services	263	379	1,182	1,178
Advertising	135	95	722	1,015
Data processing	538	505	1,601	1,419
ATM servicing expenses	258	254	770	762
Write-downs and costs of real estate acquired through foreclosure	1,032	2,039	2,730	2,962
Secondary marketing valuation	28	1,169	262	3,521
Service and maintenance	642	509	1,940	1,812
Other	3,013	2,468	8,320	8,224
Total noninterest expense	19,183	20,012	57,048	58,136
Net loss before income taxes	(4,499)	(5,735)	(12,235)	(11,889)
Income tax benefit	(2,218)	(2,154)	(6,207)	(4,544)
Net loss	$(2,281)	$(3,581)	$(6,028)	$(7,345)
Net loss per common share:
Basic	$(0.36)	$(0.56)	$(0.95)	$(1.14)
Diluted	$(0.36)	$(0.56)	$(0.95)	$(1.14)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,028)	$(7,345)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	60	34
Depreciation and amortization	4,161	3,859
Amortization of unearned loan fees and costs, net	(82)	(355)
Amortization of premiums and discounts on loans, net	(1,233)	(710)
Amortization of premiums and discounts on mortgage-backed securities, net	10	9
Loss on financial instruments carried at fair value	74	491
Loss (gain) on sale of securities (includes $1.024 million in other-than-temporary impairment charges in 2008)	745	(943)
Gain on sale of mortgage loans	(3,686)	(3,479)
Decrease in accrued interest receivable	398	3,274
Provision for loan losses	9,425	5,464
Write-downs and losses on sale of real estate acquired through foreclosure	2,370	2,344
Secondary marketing valuation	262	3,521
(Gain) loss on sale of premises and equipment	(901)	45
Increase in cash surrender value of bank-owned life insurance	(1,131)	(1,065)
Originations of mortgage loans held for sale	(917,974)	(721,934)
Proceeds from mortgage loans held for sale	939,503	751,114
Net increase (decrease) in accrued expenses and other liabilities	56	(6,450)
Net increase in prepaids and other assets	(7,123)	(3,566)
Net cash provided by operating activities	18,906	24,308
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(94,813)	32,668
Repurchase of loans previously sold	—	(33,211)
Purchases of premises and equipment	(3,225)	(7,480)
Proceeds from sale of premises and equipment	1,357	27
(Purchases) redemptions of restricted stock investments	(1,533)	466
Sales of trading securities	21,038	—
Maturities/calls/repayments of trading securities	3,221	3,256
Activity in securities available for sale:
Sales of securities available for sale	2,884	1,445
Maturities/calls/repayments of securities available for sale	6,351	58,027
Purchase of securities available for sale	(16,405)	(999)
Additional disbursements on real estate acquired through foreclosure	(32)	—
Proceeds from sales of real estate acquired through foreclosure	8,906	3,814
Net cash (used in) provided by investing activities	(72,251)	58,013
Cash flows from financing activities:
Net increase (decrease) in deposits	4,811	(22,674)
Net increase in other borrowed funds	32,546	14,708
Proceeds from stock issuance	285	296
Repurchase of common stock, net of costs	(67)	(1,163)
Net cash provided by (used in) financing activities	37,575	(8,833)
(Decrease) increase in cash and cash equivalents	(15,770)	73,488
Cash and cash equivalents at beginning of period	91,321	42,969
Cash and cash equivalents at end of period	$75,551	$116,457
Supplemental information:
Interest paid on deposits and borrowed funds	$27,853	$32,489
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$8,729	$23,122
Transfer of loans held for sale to loan portfolio	$3,579	$13,279

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and nine months

ended September 30, 2008 and 2007 is unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007.  When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that will be achieved for the entire year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (the “allowance”), the valuation allowance on repurchased loans, fair value of trading securities, other-than-temporary impairment of securities available for sale, fair value of real estate acquired through foreclosure, fair value of long-term borrowings carried at fair value, and deferred tax assets.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

Repurchased Loans

In certain instances, our loan sales agreements are subject to recourse provisions, which require us to repurchase the assets under certain circumstances. In the case of loan sale agreements, these recourse provisions generally relate to a sold loan’s delinquency during a specified period of time subsequent to the sale (“early payment default”) or to an early payoff of the loan.  We sell loans to many different investors, each with different early payment default and early payoff provisions in their agreements.  Early payment default provisions can cover a period as long as the first six months from the origination of the loan.  Early payoff provisions generally range from payoff in the first 30 days from the origination of the loan to payoff in the first nine months from the origination of the loan.  We measure this potential liability based upon past repurchase experience, by calculating past repurchases as a percent of volume and taking a reserve in that amount against future repurchases.  We continually revise this calculation based upon experience up until the point that our potential liability for a recourse obligation on a loan has passed.

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at estimated fair value at the time of repurchase.  Repurchased loans are valued at the time of repurchase at the individual loan level and not on a pool basis.  The basis for the valuation is a collateral based approach.  For each loan repurchased, management utilizes independent third party valuation models, including broker price opinions, to establish a collateral value.  Management believes that the more current valuation model estimates would be more reliable than the original values received from appraisals performed at the time the loan is closed with the borrower, considering market deterioration. Where more than one valuation model is available, which has been true for the vast majority of the loans repurchased, the estimates are averaged to determine collateral value for the property. If only one model for the valuation is available, that source is used to estimate value.  In the rare case where there is no model available or the values have high disparities between the two, the original appraisal is used.  This has been the case in a very small minority of repurchased loans. Ordering new full appraisals is deemed too costly and time prohibitive given the volume and timing of past repurchase requests.

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

We monitor repurchased loans for subsequent changes in cash flows expected to be collected and account for them in accordance with SOP 03-3.  Any change after initial valuation of the expected cash flows is recorded through the allowance for loan losses.  While we do not expect the market for these loans to improve in the near future, if the cash flows were to increase, we would analyze the related yields and record accretion, where appropriate.

Contractual interest accruals on loans repurchased are generally permitted for a period of time if there is sufficient collateral (realizable value) to support the level of accrued interest.  For the most part, there is sufficient realizable value to continue the accrual of interest for first lien repurchased mortgages at the time of repurchase, while interest accruals at the time of repurchase are generally discontinued for repurchased second lien mortgage loans. As of September 30, 2008, no repurchased second lien mortgage loans remained on accrual status. Management regularly monitors the performance of repurchased loans through its ongoing delinquency tracking methods and makes decisions relative to interest accruals in accordance to its methodologies established for portfolio loans. Where loans become severely delinquent (90 days past due) and collateral values are not sufficient, the accrual of interest is discontinued and any post acquisition accrued interest is reversed against previously recognized interest income. No accretion of any amounts recorded to write-down the loans at initial repurchase have been taken during 2007 or 2008 as a substantial amount of the repurchased loans have become severely delinquent and values continue to deteriorate throughout the period.

To date, we have not returned any repurchased loan to accrual status from nonaccrual status.  Given the severity of delinquency and reduced values associated with most of our nonaccrual repurchased loans, we foresee a very low probability for the return to accrual status of any repurchased loan that has been placed on nonaccrual.  A return to accrual status would require a substantial improvement in expected cash flow and a history of regular payment.  We see little likelihood of these events occurring in our nonaccrual repurchased loans at this time.  Moreover, these improvements would need to be sufficient to eliminate any specific reserves established after the acquisition, before any accrual of interest or accretion of write-down would be recognized.

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

Derivatives and Hedging Activities

We account for derivates in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  We designate a derivative as held for trading, an economic hedge not designated as a SFAS 133 hedge, or a qualifying SFAS 133 hedge when we enter into the derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include swaps and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price.

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

NOTE 2 – COMPREHENSIVE LOSS

The following table shows the Company’s comprehensive loss for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Net loss	$(2,281)	$(3,581)	$(6,028)	$(7,345)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $0, $0, $0 and $625, respectively	—	—	—	993
Unrealized holding losses on securities arising during the period (net of tax benefit of $482, $335, $1,815, and $127, respectively)	(740)	(532)	(2,787)	(202)
Unrealized holding (losses) gains on swaps arising during the period (net of tax (benefit) expense of $(128), $0, $226, and $0, respectively)	(197)	—	347	—
Less: reclassification adjustment for (losses) gains on securities (net of tax (benefit) expense of $(294), $22, $(294), and $364, respectively) included in net loss	(451)	35	(451)	579
Total other comprehensive loss	(486)	(567)	(1,989)	212
Total comprehensive loss	$(2,767)	$(4,148)	$(8,017)	$(7,133)

NOTE 3 – PER SHARE DATA

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three- and nine-month periods ended September 30, 2008 and 2007, all options were antidilutive and excluded from the computations due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except for per share data)	2008	2007	2008	2007
Net loss - basic and diluted	$(2,281)	$(3,581)	$(6,028)	$(7,345)
Weighted-average share outstanding - basic	6,388,109	6,398,165	6,368,985	6,416,247
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	6,388,109	6,398,165	6,368,985	6,416,247
Loss per share - basic	$(0.36)	$(0.56)	$(0.95)	$(1.14)
Loss per share - diluted	$(0.36)	$(0.56)	$(0.95)	$(1.14)

NOTE 4 - STOCK BASED COMPENSATION

We have stock option award arrangements, which provide for the granting of options to acquire common stock to our directors and key employees. Option prices are equal to or greater than the estimated fair market value of the common stock at the date of the grant. As of September 30, 2008, 833,910 of the outstanding options were fully vested, 29,000 of the outstanding options vest over the next three years and 1,978 of the outstanding options vest over the next year.  All options expire ten years after the date of grant.  There have been no modifications to the existing plan.   We recognized stock compensation expense of $42,000, $5,000, $60,000, and $34,000, for the three and nine months ended September 30, 2008 and 2007 respectively.  We anticipate incurring an additional $82,000 in compensation expense over the next three years related to the unvested options.

Information with respect to stock options is as follows for the nine months ended September 30, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of period	813,788	$12.47
Granted	55,600	5.32
Exercised	—	—
Forfeited/Cancelled	(4,500)	17.13
Outstanding at end of period	864,888	$11.98	4.8	$—
Exercisable at end of period	833,910	$12.20	4.6	$—

The weighted average fair values of our option grants for the nine months ended September 30, 2008 and 2007 were $2.28 and $6.28, respectively, on the dates of grant. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2008 and 2007:

	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	28.00%	28.30%
Risk-free interest rate	3.76%	4.63%
Expected lives	8 years	8 years

The total intrinsic value of options exercised and the related tax benefit during the nine months ended September 30, 2008 and 2007 amounted to $0, $11,000, $0, and $0, respectively, and proceeds from exercises of stock options amounted to $0 and $28,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

NOTE 5 – COMMITMENTS AND CONTINGENT LIABILITIES

We are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available lines of credit, and standby letters of credit.  Our exposure to credit risk is represented by the contractual amounts of those financial instruments.  We apply the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  A summary of the financial instruments at September 30, 2008 whose contract amounts represent potential credit risk is as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Commitments to extend credit (includes unused lines of credit)	$210,077	$200,760
Standby letters of credit	4,379	4,973

NOTE 6 – SEGMENT INFORMATION

We are in the business of providing financial services, and we operate in three business segments–commercial and consumer banking, consumer finance, and mortgage-banking.  Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Consumer finance is conducted through Mariner Finance, and involves originating small direct consumer loans and the purchase of retail installment sales contracts.  Mortgage-banking is conducted through First Mariner Mortgage and Next Generation Financial Services, divisions of the Bank, and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding our business segments:

For the nine month period ended September 30, 2008:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking (1)	Total
Interest income	$45,499	$15,358	$2,843	$63,700
Interest expense	23,576	2,498	2,047	28,121
Net interest income	21,923	12,860	796	35,579
Provision for loan losses	3,351	2,725	3,349	9,425
Net interest income (loss) after provision for loan losses	18,572	10,135	(2,553)	26,154
Noninterest income	10,282	2,747	5,630	18,659
Noninterest expense	36,163	10,673	10,212	57,048
Net intersegment income	1,001	—	(1,001)	—
Net (loss) income before income taxes	$(6,308)	$2,209	$(8,136)	$(12,235)
Total assets	$1,124,427	$93,124	$58,785	$1,276,336

(1)  Includes $6.600 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related to ALT A loans, the origination of which was discontinued in 2007.

For the nine month period ended September 30, 2007:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking (1)	Total
Interest income	$50,054	$12,064	$4,328	$66,446
Interest expense	27,106	3,020	2,776	32,902
Net interest income	22,948	9,044	1,552	33,544
Provision for loan losses	183	1,414	3,867	5,464
Net interest income (loss) after provision for loan losses	22,765	7,630	(2,315)	28,080
Noninterest income	11,093	2,369	4,705	18,167
Noninterest expense	35,105	7,922	15,109	58,136
Net intersegment income	53	—	(53)	—
Net (loss) income before income taxes	$(1,194)	$2,077	$(12,772)	$(11,889)
Total assets	$1,114,471	$76,640	$54,395	$1,245,506

(1)  Includes $11.026 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related to ALT A loans, the origination of which was discontinued in 2007.

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

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of September 30, 2008:

			Significant
	Carrying		Other	Significant		Total Changes
	Value	Quoted	Observable	Unobservable	Trading	In Fair Values
	(Fair	Prices	Inputs	Inputs	Gains and	Included In
(dollars in thousands)	Value)	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Trading securities	$12,194	$—	$12,194	$—	$(497)	$(497)
Securities available for sale	48,701	—	43,058	5,643	—	(1,024	)(1)
Long-term borrowings at fair value	62,700	—	62,700	—	423	423
Interest rate swaps	40,573	—	40,573	—	—	—

(1) Represents other-than-temporary-impairment charge taken on Level 2 securities

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2008, $5.643 million ($10.938 million amortized cost) of our securities available for sale (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The ongoing market environment has become increasingly inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		(1)	Remaining				(3)
		Percent	Par	Current Rating/Outlook (2)			Auction	(4)
(dollars in thousands)	Class	Subordinate	Value	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	9.33%	$1,000	Baa1/Neg	BBB+/Neg	07/23/2035	MAR 2015	3ML + 1.5%
Alesco Preferred Funding XI	C-1	6.46%	4,938	Baa1/Neg	A-/Neg	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding III	B	9.90%	2,500	Baa2/Neg	BBB+/Neg	08/01/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	10.51%	2,500	A2/Neg	A-/Neg	05/01/2033	N/A	3ML + 1.8%

(1)	Indicates the estimated percentage of issued securities within the structure that are subordinate in payment of principal and interest to the notes owed by the bank
(2)	Ratings as of September 30, 2008
(3)

Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the Collateral Debt Securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful the Collateral Manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(4)

3/6ML - 3 or 6 Month LIBOR. LIBOR (London Interbank Offered Rate) - daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows:

	Key Model Assumptions Used In Pricing
		Risk Free	Liquidity/Risk	Discount
	Libor	Rate (1)	Premium (2)	Rate (3)	Maturity
ALESCO Preferred Funding VII	3.25%	4.00%	27.00%	31.00%	06/23/2015
Alesco Preferred Funding XI	3.25%	4.00%	17.00%	21.00%	06/23/2016
MM Community Funding III	3.25%	4.00%	5.00%	9.00%	08/01/2031
MM Community Funding IX	3.25%	4.00%	6.00%	10.00%	05/01/2033

(1)

Indicates the interest rate that it is assumed can be obtained by investing in financial instruments with no default risk, a rate that is typically associated with an investment in U.S. Treasury obligations of comparable maturity

(2)

The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities, combined with a deal specific credit risk premium

(3)

The discount rate is the sum of the risk free rate and the liquidity/risk premium. It represents the rate used to discount the series of cash flow payments (principal and interest) expected to be received over the life of the issue

	Model
	Result	Fair
(dollars in thousands)	(FV/$100)	Value
ALESCO Preferred Funding VII	$27.00	$270
Alesco Preferred Funding XI	43.00	2,123
MM Community Funding III	75.00	1,875
MM Community Funding IX	55.00	1,375
		$5,643

                The following table shows the sensitivity of the fair value of the Level 3 securities to changes in the model assumptions:

	Estimated % Price			Estimated % Price
	Change Due To			Change Due To
	3 Month LIBOR Rate (1)			Risk Free Interest Rate (1)
	(1.00)%	Base	1.00%	(1.00)%	Base	1.00%
ALESCO Preferred Funding VII	(10.0)%	3.25%	10.0%	4.0%	4.00%	(4.0)%
Alesco Preferred Funding XI	(5.0)%	3.25%	5.0%	5.0%	4.00%	(5.0)%
MM Community Funding III	(13.0)%	3.25%	13.0%	11.0%	4.00%	(10.0)%
MM Community Funding IX	(16.0)%	3.25%	16.0%	11.0%	4.00%	(10.0)%

	Estimated % Price
	Change Due To
	Liquidity/Risk Premium Rate (1)
	(10.00)%	Base	10.00%
ALESCO Preferred Funding VII	58.0%	27.00%	(33.0)%
Alesco Preferred Funding XI	73.0%	17.00%	(37.0)%
MM Community Funding III	83.0%	5.00%	(55.0)%
MM Community Funding IX	114.6%	6.00%	(54.0)%

(1)

The indicated pricing under each simulation assumes that all of the other key assumptions in the model are held constant. Percentage changes in price are approximations and should be relied upon for investment purposes.

                The table below presents a reconciliation of securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008:

	Nine Months	Three Months
	Ended	Ended
(dollars in thousands)	September 30,	September 30,
Balance at beginning of period	$—	$—
Transfers into Level 3	5,835	5,835
Total realized and unrealized losses included in other comprehensive income	(192)	(192)
Balance at end of period	$5,643	$5,643

During the third quarter of 2008, we transferred the four securities discussed above to Level 3, primarily due to the lack of market activity for these securities.  That lack of market activity made pricing more difficult as there were no true observable inputs to determine pricing.

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Alt A loans	$25,801	$—	$—	$25,801
Other impaired loans	28,408	—	—	28,408
Real estate acquired through foreclosure	16,466	—	—	16,466

High Loan-To-Value Ratio/Low Documentation (“ALT A”) loans

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At September 30, 2008, we maintained $9.999 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors.  Such loans amounted to $17.736 million as of December 31, 2007.  We did not repurchase any loans during the first nine months of 2008.

In establishing the loan’s estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value.  While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, changes in the real estate market, or changes in market values of those loans which are liquidated.  We consider these collateral values to be estimated using Level 3 inputs.  Management updates the assumptions utilized in determining fair value continually as greater experience becomes available.

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  At September 30, 2008, we held $15.802 million in ALT A loans in our portfolio that were transferred from loans held for sale at fair value.  Such loans amounted to $15.793 million at December 31, 2007.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.  In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 3 inputs.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans had a carrying amount of $54.209 million as of September 30, 2008 and $47.976 million as of December 31, 2007, with specific reserves of $2.985 million as of September 30, 2008 and $2.544 million as of December 31, 2007.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period an obligation becomes uncollectible.  The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be occur in the future. During the first nine months of 2008, the Company charged-off $4.500 million of impaired loans to the allowance for loan losses.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.   Estimated fair value is generally based upon independent appraisal of the collateral, listing prices supported by broker recommendation, or discounted based on various economic factors consistent with our loan review policies.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $16.466 million as of September 30, 2008 and $18.981 million as of December 31, 2007.  During the first nine months of 2008, we added $8.729 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs, included in noninterest expense, of $2.370 million.

NOTE 8 – DERIVATIVES AND HEDGING

We maintain and account for hedging derivatives, in the form of interest rate swaps (“swaps”) and interest rate lock commitments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  We recognize gains and losses on swap contracts in the Consolidated Statements of Financial Condition in accumulated other comprehensive income, net of tax effects.  We recognize any gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

Information pertaining to the carrying amounts of our derivative financial instruments follows as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swaps	$40,000	$40,573	$—	$—
Interest rate lock commitments	57,913	57,292	18,867	18,843
Forward sales commitments on loan pipeline and funded loans	112,964	113,585	89,256	89,280

During the third quarter of 2008, we modified interest rate swaps with a notional amount of $20.000 million that were scheduled to mature during fiscal year 2011.  As a result of the modification, we received cash proceeds and recorded a deferred gain of $143,000.  The gain will be amortized to interest expense on borrowings over the remaining life of the borrowings that were originally hedged by the modified interest rate swap agreements.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  We applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, although it did not have a material impact on our financial condition, results of operations, or liquidity.

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

The Bank, which is the largest operating subsidiary of the Company with assets exceeding $1.276 billion as of September 30, 2008, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer  lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.  The Bank also has one branch in Pennsylvania.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, non-deposit investment products, and internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage has offices in Maryland and Massachusetts.

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

Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Delaware, Virginia, New Jersey, and Tennessee.  Mariner Finance had total assets of $93.124 million as of September 30, 2008.

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

Recent Events and Developments

The following is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in Item 1 Business of our 2007 Form 10-K.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to the EESA, the U.S. Department of Treasury (“U.S. Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA also included a provision to increase the amount of deposits insured by FDIC to $250,000.

On October 14, 2008, the U.S Treasury announced the Troubled Asset Relief Program Capital Purchase Program (“TARP”).  This program would make $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury under the following general terms:

•	the preferred stock issued to the U.S. Treasury (“Treasury Preferred Stock”) would pay 5% dividends for the first five years, and then 9% dividends thereafter;
•

in connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution’s common stock equivalent in value to 15% of the Treasury Preferred Stock;

•	the Treasury Preferred Stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;
•

the consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the Treasury Preferred Stock has been redeemed or transferred to third parties; and

•

participating companies must adopt the U.S Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – (“TLGP”) that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.

Management’s evaluation of these programs and their potential impact on our future financial condition and results of operations remains ongoing.

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

Securities available for sale

Securities available for sale are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Loan Repurchases

Our sales agreements with investors who buy our loans generally contain covenants which may require us to repurchase loans under certain provisions, including early delinquencies, or return premiums paid by those investors should the loan be paid off early.  These covenants are usual and customary within the mortgage-banking industry.  We maintain a reserve (included in other liabilities) for potential losses relating to these sales covenants.

Loans repurchased are accounted for under AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  Under the SOP, loans repurchased must be recorded at fair value at the time of repurchase with any deficiency for recording the loan compared to proceeds paid charged to earnings.  Repurchased loans are carried on the balance sheet in the loan portfolio.

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

Mortgage-Banking Update

As of September 30, 2008, we held in our loan portfolio $9.999 million in repurchased ALT A loans and $15.802 million in ALT A loans transferred from our loans held for sale portfolio.  During the first nine months of 2008, $3.644 million of ALT A loans were placed on nonaccrual, $6.755 million of previously classified nonaccrual loans were transferred to real estate acquired through foreclosure, and $7.049 million were sold to third parties out of real estate acquired through foreclosure.  We recognized $6.123 million in total charges related to ALT A loans during the first nine months of 2008, consisting of $2.512 million for write-downs, expenses, and sales of real estate acquired through foreclosure, $262,000 in write-downs of ALT A loans, and $3.349 million in additional provisions (after charge-offs and recoveries) to the allowance for loan losses related to these loans.  During the first nine months of 2007, we recognized $10.724 million in total charges related to ALT A loans, consisting of $2.962 million for write-downs, expenses, and sales of real estate acquired through foreclosure, $3.521 million in initial write-downs of ALT A loans, and $4.241 million in additional provisions (after charge-offs and recoveries) to the allowance for loan losses related to these loans.

We discontinued origination of ALT A loans during the first quarter of 2007 and closed our wholesale lending division in July of 2007.  The majority of our problem ALT A loans were originated through the wholesale division.

Financial Condition

The Company experienced balance sheet growth during 2008 (+$29.514 million), ending the quarter with total assets of $1.276 billion at September 30, 2008, compared to $1.247 billion at December 31, 2007.  Earning assets increased $41.095 million or 3.8% to $1.117 billion at September 30, 2008 from $1.076 billion at December 31, 2007.  The growth in assets was primarily due to an increase in loans outstanding (+$84.672 million).  We funded the growth in loans primarily with increases in short- and long-term borrowings (+$21.913 million and +$10.210, respectively), as well as sales of securities totaling $23.922 million.  We also experienced a slight increase in deposits (+$4.811 million) from December 31, 2007 to September 30, 2008.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  As of September 30, 2008, we held $48.701 million in securities classified as available for sale (“AFS”) and $12.194 million in securities classified as trading.  As of December 31, 2007, we held $44.998 million in securities available for sale and $36.950 million in trading securities. Total securities declined $21.053 million due to sales of securities of $23.922, normal principal payments on mortgage-backed securities, scheduled maturities of other securities, and a decline in market values, partially offset by purchases of securities of $16.405 million during the first nine months of 2008.  In addition, we recorded $1.024 million in other-than-temporary-impairment (“OTTI”) charges during 2008.  At September 30, 2008, our net unrealized loss on securities classified as available for sale totaled $8.424 million compared to a net unrealized loss of $2.997 million at December 31, 2007.  The decline in value resulted primarily from declines in the values of trust preferred securities, which have an amortized cost of $25.030 million and a related unrealized loss of $7.497 million as of September 30, 2008.

All trading securities are mortgage-backed securities.  The securities available for sale portfolio composition is as follows:

	September 30,		December 31,
	2008		2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Securities available for sale:
Mortgage-backed securities	$22,558	46.3%	$18,079	40.2%
Trust preferred securities	17,533	36.0%	19,034	42.3%
US Treasury securities	1,013	2.1%	1,017	2.3%
Obligations of state and municipal subdivisions	—	—	2,975	6.6%
Corporate obligations	6,540	13.5%	1,915	4.2%
Equity securities	307	0.6%	478	1.1%
Foreign government bonds	750	1.5%	1,500	3.3%
Total securities available for sale	$48,701	100.0%	$44,998	100.0%

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries, have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each security in our available for sale portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.

Trust preferred securities are issues of other banks and bank holding companies we currently hold in our portfolio.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, they continue to possess more than acceptable credit risk in management’s opinion. We monitor the actual default rates and interest deferrals for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  We recorded an OTTI charge of $1.024 million during the nine months ended September 30, 2008.  We determined that the remaining trust preferred securities were temporarily impaired as of September 30, 2008.

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from increases in interest rates or wider credit spreads compared to the time they were purchased.  We have the ability to hold these securities to maturity and we expect these securities will be repaid in full, with no losses realized. As such, management does not consider the impairments to be other-than-temporary.

Loans

Total loans increased $84.672 million during the first nine months of 2008.  Higher balances occurred in all loan categories, except for the commercial construction portfolio, which decreased $16.641 million since December 31, 2007.  We have been active in our loan origination efforts, as evidenced by the growth in our total loan portfolio; however, the poor market environment has negatively impacted the demand for construction and development lending products.  The total loan portfolio was comprised of the following:

	September 30,		December 31,
	2008		2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
Loans secured by first mortgages on real estate:
Residential	$119,638	12.7%	$84,973	9.9%
Commercial	311,987	33.2%	280,102	32.7%
Consumer residential construction	88,769	9.4%	86,430	10.1%
Commercial construction	113,006	12.0%	129,647	15.2%
	633,400	67.3%	581,152	67.9%
Commercial	74,503	7.9%	72,356	8.4%
Loans secured by second mortgages on real estate	125,626	13.4%	98,833	11.6%
Consumer	104,611	11.1%	100,671	11.8%
Loans secured by deposits and other	3,129	0.3%	2,430	0.3%
Total loans	941,269	100.0%	855,442	100.0%
Unamortized loan discounts, net	(414)		(445)
Unearned loan fees, net	(1,263)		(77)
	$939,592		$854,920

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the $113.006 million total included above, $64.898 million represents loans made to borrowers for the development of residential real estate.  This segment of the portfolio has exhibited greater weakness over the first nine months of 2008 due to overall weakness in the residential housing sector.  As of September 30, 2008, $12.045 million (18.6%) of these loans were on nonaccrual. The breakdown is as follows as of September 30, 2008:

		Number of
(dollars in thousands)	Balance	Loans
Raw residential land	$6,582	4
Residential subdivisions	27,611	23
Single residential lots	5,263	14
Single family construction	10,866	22
Townhome construction	1,885	9
Multi-family unit construction	12,691	9
	$64,898	81

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at September 30, 2008 and December 31, 2007 totaled $28.408 million and $14.447 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $1.135 million at September 30, 2008 and $241,000 at December 31, 2007. The average recorded investment in commercial impaired loans was approximately $19.808 million and $14.233 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

The following table shows the breakout of commercial impaired loans:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$7,129	$2,268
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114 (1)	21,279	12,179
	$28,408	$14,447

(1)  No allowance for loan losses was required under SFAS 114 as the fair value of the collateral exceeded carrying value for each of these loans

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

ALT A Mortgages Repurchased

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At September 30, 2008, we maintained $9.999 million of loans repurchased in accordance with covenants in our sales agreements with investors.

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

We believe our exposure to and resolution of our repurchase obligations are substantially complete.  We did not repurchase any loans during the first nine months of 2008.

The following table shows the total portfolio of repurchased loans and their status:

As of September 30, 2008:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$4,761	$169	$4,592	$500
Nonaccrual 2nd mortgages	302	24	278	278
Delinquent 1st mortgages (2)	1,090	—	1,090	51
Modifications (3)	4,215	176	4,039	218
	$10,368	$369	$9,999	$1,047

As of December 31, 2007:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$8,317	$485	$7,832	$588
Nonaccrual 2nd mortgages	390	117	273	272
Delinquent 1st mortgages (2)	1,625	—	1,625	115
Modifications (3)	8,132	583	7,549	467
Current loans	457	—	457	32
	$18,921	$1,185	$17,736	$1,474

(1)	Additional allocated reserves are included in the allowance for loan losses
(2)	Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications
(3)	Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

All ALT A loans which were 90 days delinquent as of September 30, 2008 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve.  All other ALT A loans were evaluated collectively for impairment and were assigned a five percent or greater general reserve, depending on loan type.

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

We maintain $12.824 million in first-lien mortgage loans and $2.978 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively.  These loans are ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.  As of September 30, 2008, $1.626 million of these loans are on nonaccrual, with specific reserves of $803,000.

Information on the activity in transferred loans and related accretable yield is as follows as of and for the nine months ended September 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Beginning balance	$16,907	$43	$1,114	$—	$15,793	$43
Additional transfers	3,776	14,252	197	973	3,579	13,279
Loans moved to real estate acquired through foreclosure	(1,635)	(79)	(57)	—	(1,578)	(79)
Charge-offs	(1,094)	(127)	—	—	(1,094)	(127)
Payments/amortization	(1,254)	(123)	(356)	—	(898)	(123)
Ending balance	$16,700	$13,966	$898	$973	$15,802	$12,993

Consumer loans we consider impaired at September 30, 2008 and December 31, 2007 consisted of ALT A loans and totaled $25.801 million and $33.529 million, respectively, with $6.496 million and $9.203 million classified as nonaccrual as of September 30, 2008 and December 31, 2007, respectively. The specific reserve for loan losses for consumer impaired loans was approximately $1.850 million at September 30, 2008 and $2.303 million at December 31, 2007.  The average recorded investment in consumer impaired loans was approximately $27.970 million and $23.927 million for the nine months ended September 30, 2008 and 2007, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

The following table shows the breakout of consumer impaired loans:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$9,134	$8,257
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114 (1)	16,667	25,272
	$25,801	$33,529

(1)     No allowance for loan losses was required under SFAS 114 as the fair value of the collateral exceeded carrying value for each of these loans

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

Management believes that our total allowance at September 30, 2008 is sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Nine Months Ended
	September 30.
(dollars in thousands)	2008	2007
Allowance for loan losses, beginning of year	$12,789	$12,399
Loans charged off:
Commercial	—	(67)
Commercial construction	—	(1,319)
Commercial mortgages	(250)	(495)
Consumer residential construction	(182)	—
Residential mortgages	(3,044)	(585)
Consumer (1)	(3,845)	(3,870)
Total loans charged off	(7,321)	(6,336)
Recoveries:
Commercial	13	—
Commercial construction	—	—
Commercial mortgages	3	—
Consumer residential construction	—	—
Residential mortgages	8	29
Consumer	278	350
Total recoveries	302	379
Net charge-offs	(7,019)	(5,957)
Provision for loan losses	9,425	5,464
Allowance for loan losses, end of period	$15,195	$11,906
Loans (net of premiums and discounts):
Period-end balance	$939,592	$853,263
Average balance during period	886,399	846,216
Allowance as a percentage of period-end loan balance	1.62%	1.40%
Percent of average loans:
Provision for loan losses (annualized)	1.42%	0.86%
Net charge-offs (annualized)	1.06%	0.94%

(1)	Includes $1.023 million and $2.317 million of ALT A second mortgage loans originated by the Bank for the nine months ended September 30, 2008 and September 30, 2007, respectively

The following table summarizes our allocation of allowance by loan type:

	September 30, 2008			December 31, 2007
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$632	4.2%	8.0%	$606	4.7%	8.5%
Commercial construction	2,507	16.5%	12.0%	1,456	11.4%	15.1%
Commercial mortgages	2,833	18.6%	33.1%	2,316	18.1%	32.7%
Consumer residential construction	640	4.2%	9.5%	719	5.6%	10.1%
Residential mortgages	1,430	9.5%	12.7%	1,542	12.1%	10.0%
Consumer	4,685	30.8%	24.7%	4,021	31.4%	23.6%
Unallocated	2,468	16.2%	—	2,129	16.7%	—
Total	$15,195	100.0%	100.0%	$12,789	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $15.195 million and $12.789 million as of September 30, 2008 and December 31, 2007, respectively.  The increase in the allowance reflects management’s ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), increases in the allowance for residential construction and development loans which received internal risk rating downgrades during the first nine months of 2008 (general reserves), as well as increases to reflect negative market trends and other qualitative factors

(unallocated reserves).  The allowance for loan losses may not move in direct proportion to changes in our overall trends in delinquent, nonperforming, or impaired loans.  The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

Specific and general reserves for the construction portfolios (commercial and consumer residential) increased $972,000 and reflect management’s increased estimate of required reserves for these portfolios.  Increased levels of delinquency, lower collateral values, and a greater number of construction and development loans receiving internal risk rating downgrades resulted in the increased allowance levels for construction and development loans.

Specific and general reserves for consumer loans increased $664,000 due to greater delinquency and collateral value declines in both repurchased and transferred ALT A second mortgage loans and increased reserves related to the increased volume of consumer finance loans.

The provision for loan losses recognized to maintain the allowance was $3.098 million and $9.425 million for the three and nine months ended September 30, 2008, respectively, as compared to $2.411 million and $5.464 million for the same periods in 2007, respectively. Our unallocated portion of the allowance has also increased as general market, economic and other factors have deteriorated during 2008.  We recorded net charge-offs of $7.019 million during the first nine months of 2008 compared to net charge-offs of $5.957 million for the same period in 2007, primarily due to increases in net charge-offs of ALT A first mortgages.  During the first nine months of 2008, annualized net charge-offs as compared to average loans outstanding increased to 1.06%, as compared to 0.94% during the same period of 2007.  Net charge-offs for the Bank totaled $4.832 million, while Mariner Finance charge-offs were $2.187 million for the nine months ended September 30, 2008.

Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2007 to 1.62% as of September 30, 2008, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology.  Management believes the allowance for loan losses is adequate as of September 30, 2008.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 4.36% at September 30, 2008, 3.48% at December 31, 2007, and 2.93% at September 30, 2007.  The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Nonaccruing loans:
Commercial	$857	$—	$—
Commercial construction	16,544	5,268	5,158
Commercial mortgages	2,504	3,926	2,815
Consumer residential construction	8,614	3,362	1,655
Alt A first and second mortgages	6,496	9,203	5,811
Other residential mortgages	1,119	823	191
Other consumer	3,102	1,807	1,399
	39,236	24,389	17,029
Real estate acquired through foreclosure:
Commercial	—	—	—
Commercial construction	3,220	3,601	3,387
Commercial mortgages	866	1,101	1,465
Consumer residential construction	2,582	2,299	1,953
Alt A first and second mortgages	9,798	11,980	12,599
Other residential mortgages	—	—	—
Other consumer	—	—	—
	16,466	18,981	19,404
Total nonperforming assets	$55,702	$43,370	$36,433

Loans past-due 90 days or more and accruing:
Commercial	$733	$92	$499
Commercial construction	940	—	2,248
Commercial mortgages	1,766	663	745
Consumer residential construction	910	219	—
Alt A first and second mortgages	3,394	1,825	4,185
Other residential mortgages	977	—	—
Other consumer	2,923	220	115
	$11,643	$3,019	$7,792

Nonaccrual loans increased $14.847 million in total from December 31, 2007 to September 30, 2008.  Construction and development loans increased $16.528 million, reflecting negative market conditions, including slowing sales of new construction and declines in sales values.  These factors have contributed to a greater number of our borrowers in these categories becoming significantly delinquent in their payments.  Partially offsetting this increase was a decline of $2.707 million of ALT A first- and second-lien mortgages classified as nonaccrual as of September 30, 2008.  The decrease reflects a number of loans processing through foreclosure and being transferred to real estate acquired through foreclosure during the first nine months of 2008.

Nonaccrual commercial construction and consumer residential construction loans increased $16.528 million from December 31, 2007 to September 30, 2008.  The increase consisted of the addition eight commercial construction and ten consumer construction loans in the amount of $20.182 million.  The allowance for impaired commercial loans increased from $241,000 at December 31, 2007 to $1.135 million as of September 30, 2008, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount the loan.  Not all of the loans placed on nonaccrual since December 31, 2007 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan.

Real estate acquired through foreclosure decreased $2.515 million when compared to December 31, 2007.  The largest category of foreclosed assets continues to be individual residential properties.  These properties have a concentration (approximately 50%) in the northern Virginia region and are currently being carried at approximately 60% of their original appraised amount.  Real estate acquired through foreclosure is carried at estimated fair value and is not included as part of the allowance for loan loss totals.

Loans 90 days delinquent and accruing increased from $3.019 million at December 31, 2007 to $11.643 million as of September 30, 2008.  Included in the increase are increases in delinquent ALT A loans of $1.569 million, reflecting slowing payment collection on previously transferred ALT A loans.  Commercial mortgage loans 90 days delinquent and accruing grew by $1.103 million and totaled $1.766 million as of September 30, 2008.  This total is made up of four loans, with the largest balance amounting to $705,000.  Construction and development loans increased to $1.850 million and consisted of four loans, with the largest loan totaling $763,000.  Consumer loans 90 days delinquent and accruing increased $2.703 million, which included a large first lien position home equity line of credit with a balance of $2.100 million.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $11.840 million as of September 30, 2008 and $10.474 million as of December 31, 2007.  We initially measure impairment of troubled debt restructures on a loan-by-loan basis.  All of our troubled debt restructures as of September 30, 2008 and December 31, 2007 were collateral dependant and, therefore, any impairment was determined using the fair value of the collateral.

Deposits

Deposits totaled $909.764 million as of September 30, 2008, increasing $4.811 million or 0.5% over the December 31, 2007 balance of $904.953 million.  The increase in deposits was primarily due to increases in regular savings accounts and time deposits, partially offset by decreases in NOW, money market, and noninterest-bearing demand deposits.  During 2008, we received approximately $101.762 million in brokered time deposits to fund increased loan originations and bolster our overall liquidity position.  The mix of deposits has changed somewhat during 2008, with a higher percentage of interest-bearing nontransaction accounts and less noninterest-bearing demand and interest-bearing transaction accounts as of September 30, 2008 when compared to December 31, 2007.  Additionally, we have experienced a decline in money market accounts and an increase in time deposits as customer preference has shifted to higher yielding certificates of deposit.  The deposit breakdown is as follows:

	September 30, 2008		December 31, 2007
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$188,184	20.7%	$286,074	31.6%
Regular savings deposits	52,634	5.8%	51,917	5.8%
Time deposits	549,858	60.4%	417,252	46.1%
Total interest-bearing deposits	790,676	86.9%	755,243	83.5%
Noninterest-bearing demand deposits	119,088	13.1%	149,710	16.5%
Total deposits	$909,764	100.0%	$904,953	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of September 30, 2008, our core deposits were $419.066 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

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

Long-term borrowings, which totaled $165.340 million and $155.130 million at September 30, 2008 and December 31, 2007, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finance receivables, and a mortgage loan on our former headquarters building.  The amortized cost of long-term FHLB advances totaled $85.000 million at September 30, 2008 and December 31, 2007; however, $60.000 million of the advances are recorded at fair value ($62.700 million) in accordance with SFAS No. 159, making the total carrying amount of long-term FHLB advances $87.700 million as of September 30, 2008.  As of September 30, 2008 and December 31, 2007, the balance on the mortgage loan was $9.290 million and $9.407 million, respectively, and the balance on the consumer receivable line of credit was $68.350 million and $57.600 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings increased from $37.509 million at December 31, 2007 to $59.422 million at September 30, 2008.

As an ongoing part of our funding and capital planning, we issue trust preferred securities from statutory trusts (“Trust Preferred Securities”), which are wholly owned by First Mariner Bancorp. The proceeds from the sales of Trust Preferred Securities ($71.500 million), combined with our equity investment in these trusts ($2.224 million), are exchanged for subordinated deferrable interest debentures. We currently maintain seven of these trusts with aggregated debentures of $73.724 million as of both September 30, 2008 and December 31, 2007.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

The junior subordinated deferrable interest debentures are the sole assets of the trusts. First Mariner Bancorp has fully and unconditionally guaranteed all of the obligations of the trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under these guidelines, $20.210 million of the outstanding Trust Preferred Securities qualify as Tier I capital and the remaining $51.290 million of the Trust Preferred Securities qualify as Tier II capital at September 30, 2008.

Capital Resources

Stockholders’ equity decreased $7.739 million in the first nine months of 2008 to $56.831 million from $64.570 million as of December 31, 2007.  Retained earnings declined by the net loss of $6.028 million for the first nine months of 2008.

Common stock and additional paid-in-capital increased by $278,000 due to stock issued through the employee stock purchase plan ($285,000), and stock compensation awards ($60,000), partially offset by repurchases of common stock ($67,000).  Accumulated other comprehensive loss increased by $1.989 million due to the decline in estimated fair value of the available for sale securities portfolio, primarily trust preferred securities, partially offset by an increase in the fair value of our interest rate swap and the OTTI charge recognized in income.

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

The Company and the Bank have exceeded their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank exceeds its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2008	2007	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	6.3%	6.9%	4.0%
The Bank	7.5%	7.1%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	7.4%	8.2%	4.0%
The Bank	8.9%	8.6%	4.0%
Total capital to risk-weighted assets:
Consolidated	13.3%	14.2%	8.0%
The Bank	10.8%	10.4%	8.0%

Results of Operations

Net Loss

Nine Months Ended September 30, 2008:

For the nine months ended September 30, 2008, we realized a net loss of $6.028 million compared to a net loss of $7.345 million for the nine month period ended September 30, 2007.  Basic and diluted losses per share for the first nine months of 2008 and 2007 totaled $(0.95) and $(1.14), respectively.  Earnings for the nine months ended September 30, 2008 continued to be impacted by the significant deterioration of the national and local residential real estate markets, which is resulting in higher levels of loan loss provisions.  However, as we are at the end of our exposure on ALT A loans, we experienced lower operating expenses associated with valuation and disposition of ALT A loans.  The increase in our provision for loan losses was partially offset by increased net interest and fee related income and gains on the sales of our former Towson and Ocean City branches.  We also recognized a $1.024 million OTTI charge on one investment security.

Return on average assets and return on average equity are key measures of a bank’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the nine months ended September 30, 2008 was (0.64)% compared to (0.79)% for the corresponding period in 2007. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the nine months ended September 30, 2008 was (12.66)% compared to (13.16)% for the corresponding period in 2007.  All profitability indicators were significantly affected by our net losses.

Three Months Ended September 30, 2008:

For the three months ended September 30, 2008, net losses totaled $2.281 million compared to net losses of $3.581 million for the three month period ended September 30, 2007.  Basic and diluted losses per share for the three months ended September 30, 2008 totaled $(0.36) compared to basic and diluted losses of ($0.56) per share for the three months ended September 30, 2007.  Earnings for the three months ended September 30, 2008 reflected higher net interest income, lower charges to noninterest expenses for valuation allowances related to repurchased mortgages, and a gain on the sale of our former Ocean City branch, partially offset by the third quarter OTTI charge and an increased provision for loan losses.  Our return on average assets (annualized) for the three months ended September 30, 2008 was (0.71)% compared to (1.15)% for the corresponding period in 2007 and our return on average equity (annualized) for the three months ended September 30, 2008 was (14.95)% compared to (19.78)% for the corresponding period in 2007.

Net Interest Income

Nine Months Ended September 30, 2008:

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

Net interest income for the first nine months of 2008 totaled $35.579 million, an increase of $2.035 million over $33.544 million for the nine months ended September 30, 2007. The increase in net interest income during 2008 was primarily due to a decrease in the rates paid on interest-bearing liabilities from 4.43% for the nine months ended September 30, 2007 to 3.54% for the nine months ended September 30, 2008, partially offset by an increase in the volume of interest-bearing liabilities and a decrease in the yield on average earning assets.  The impact of these items increased the net interest margin to 4.20% from 3.99%.

Interest income.  Total interest income decreased by $2.746 million for the nine months ended September 30, 2008 due primarily to the decreased yield on average earning assets. Yields on earning assets for the period decreased to 7.59% from 7.97%, while average earning assets increased $3.922 million.  We experienced decreased yields on most major earning asset categories, especially interest-bearing deposits, primarily a result of the lower interest rate environment in 2008.  Additionally, our interest income was negatively affected by increased interest reversals on and increased levels of nonaccrual loans.  The yield on loans decreased from 8.62% for the nine months ended September 30, 2007 to 8.32% for the same period in 2008.  The yield on interest-bearing deposits decreased from 5.12% for the nine months ended September 30, 2007 to 2.30% for the nine months ended September 30, 2008.

Average loans outstanding increased by $40.183 million primarily in residential mortgages and consumer loans partially due a repurchase of previously sold first- and second-lien ALT A mortgage loans during 2007.  Average loans held for sale decreased

$17.478 million, primarily due to faster execution of loans sales to investors in 2008.  Average securities decreased by $23.468 million, due primarily to normal principal repayments on mortgage-backed securities and $23.922 million in sales of securities, partially offset by purchases of securities of $16.405 million.

Interest expense.  Interest expense decreased by $4.781 million to $28.121 million for the nine months ended September 30, 2008, compared to $32.902 million for the same period in 2007.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 4.43% for the nine months ended September 30, 2007 to 3.54% for the nine months ended September 30, 2008, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.81% in 2007 to 3.07% in 2008 was driven primarily by decreases in the rates on money market accounts and certificates of deposit.  Average interest-bearing deposits increased by $58.834 million primarily due to an increase in the volume of time deposits, mostly brokered deposits placed during 2008.  An increase in average borrowings of $8.620 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance to fund its consumer loan growth and increases in our short-term FHLB advances.  We experienced a decrease in the costs of borrowed funds from 6.17% for the nine months ended September 30, 2007 to 4.93% for the same period in 2008 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

Three Months Ended September 30, 2008

Net interest income for the third quarter of 2008 totaled $11.698 million, an increase of $819,000 from $10.879 million for the comparable period of 2007. The increase in net interest income during 2008 was primarily due to a decrease in the rates paid on interest-bearing liabilities from 4.47% for the three months ended September 30, 2007 to 3.39% for the three months ended September 30, 2008 and an increase in the volume of interest-bearing assets, partially offset by an increase in the volume of interest-bearing liabilities and a decrease in the yield on average earning assets.  The net interest margin increased to 4.07% for the three months ended September 30, 2008 as compared to 3.93% for the comparable period in 2007, reflecting these factors.   Average interest-bearing liabilities increased from $994,082 million as of September 30, 2007 to $1.085 billion as of September 30, 2008 and average interest-earning assets increased from $1.085 billion as of September 30, 2007 to $1.125 billion as of September 30, 2008.  The yield on average earning assets decreased from 8.02% for the three months ended September 30, 2007 to 7.34% for the three months ended September 30, 2008 due to the decreased rate environment in 2008 and higher levels of nonaccrual loans.

Interest income.  Total interest income decreased by $1.125 million for the three months ended September 30, 2008 due primarily to the decreased yield on average earning assets. Yields on earning assets for the periods decreased to 7.34% from 8.02%.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2008 and higher levels of nonaccrual loans.   The yield on loans decreased from 8.63% for the three months ended September 30, 2007 to 7.90% for the same period in 2008 and the yield on loans held for sale decreased from 6.75% for the three months ended September 30, 2007 to 6.21% for the three months ended September 30, 2008.

Interest expense.  Interest expense decreased by $1.944 million to $9.253 million for the three months ended September 30, 2008, compared to $11.197 million for the same period in 2007.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 4.47% for the three months ended September 30, 2007 to 3.39% for the three months ended September 30, 2008, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.82% in 2007 to 2.97% in 2008 was driven primarily by decreases in the rates on money market accounts and time deposits.  Average interest-bearing deposits increased by $82.251 million primarily due to an increase in the volume of brokered time deposits.  The costs of borrowed funds decreased from 6.22% for the third quarter of 2007 to 4.63% for the third quarter of 2008 due to the decline in market rates related to our variable-rate borrowings and lower short-term borrowing costs.  An increase in average borrowings of $8.609 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance and additional short-term FHLB advances.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$75,424	$3,417	5.95%	$73,299	$4,262	7.67%
Commercial construction	118,514	5,655	6.27%	136,527	8,057	7.78%
Commercial mortgages	292,569	16,619	7.46%	295,827	16,309	7.27%
Consumer residential construction	91,423	4,573	6.68%	92,604	5,848	8.44%
Residential mortgages	93,479	4,214	6.01%	63,336	2,051	4.32%
Consumer	214,990	21,420	13.15%	184,623	18,586	13.34%
Total loans	886,399	55,898	8.32%	846,216	55,113	8.62%
Loans held for sale	65,576	2,843	5.78%	83,054	4,328	6.95%
Securities, trading and AFS	80,756	3,539	5.84%	104,224	4,242	5.43%
Interest-bearing deposits	69,559	1,201	2.30%	64,865	2,490	5.12%
Restricted stock investments, at cost	6,161	219	4.75%	6,170	273	5.90%

Total earning assets	1,108,451	63,700	7.59%	1,104,529	66,446	7.97%

Allowance for loan losses	(13,297)			(12,104)
Cash and other nonearning assets	167,450			153,884
Total assets	$1,262,604	63,700		$1,246,309	66,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$15,450	61	0.53%	$9,779	16	0.22%
Savings deposits	55,742	136	0.33%	58,329	136	0.31%
Money market deposits	222,195	2,554	1.54%	291,106	8,089	3.72%
Time deposits	499,553	15,462	4.13%	374,892	12,667	4.52%
Total interest-bearing deposits	792,940	18,213	3.07%	734,106	20,908	3.81%
Borrowings	268,364	9,908	4.93%	259,744	11,994	6.17%

Total interest-bearing liabilities	1,061,304	28,121	3.54%	993,850	32,902	4.43%

Noninterest-bearing demand deposits	135,653			167,858
Other noninterest-bearing liabilities	2,028			9,957
Stockholders’ equity	63,619			74,644
Total liabilities and stockholders’ equity	$1,262,604	28,121		$1,246,309	32,902

Net interest income/net interest spread		$35,579	4.05%		$33,544	3.54%
Net interest margin			4.20%			3.99%

(1)   Nonaccrual loans are included in average loans.

(2)   There are no tax equivalency adjustments

	For the Three Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$74,681	$1,027	5.38%	$70,653	$1,357	7.51%
Commercial construction	114,498	1,582	5.40%	131,782	2,725	8.09%
Commercial mortgages	316,848	5,879	7.26%	283,638	5,264	7.26%
Consumer residential construction	90,749	1,257	5.52%	91,919	1,890	8.16%
Residential mortgages	103,148	1,564	6.07%	66,623	678	4.07%
Consumer	226,566	7,312	12.69%	190,507	6,417	13.26%
Total loans	926,490	18,621	7.90%	835,122	18,331	8.63%
Loans held for sale	47,649	740	6.21%	87,336	1,474	6.75%
Securities, trading and AFS	79,882	1,246	6.24%	87,828	1,302	5.92%
Interest-bearing deposits	64,302	297	1.85%	68,310	880	5.15%
Restricted stock investments, at cost	6,555	47	2.88%	5,983	89	5.98%

Total earning assets	1,124,878	20,951	7.34%	1,084,579	22,076	8.02%

Allowance for loan losses	(14,492)			(12,129)
Cash and other nonearning assets	166,392			161,082
Total assets	$1,276,778	20,951		$1,233,532	22,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$13,683	24	0.69%	$9,368	5	0.20%
Savings deposits	56,130	46	0.33%	55,731	44	0.31%
Money market deposits	190,849	619	1.29%	291,496	2,692	3.66%
Time deposits	548,098	5,349	3.88%	369,914	4,258	4.57%
Total interest-bearing deposits	808,760	6,038	2.97%	726,509	6,999	3.82%
Borrowings	276,182	3,215	4.63%	267,573	4,198	6.22%

Total interest-bearing liabilities	1,084,942	9,253	3.39%	994,082	11,197	4.47%

Noninterest-bearing demand deposits	130,321			160,267
Other noninterest-bearing liabilities	808			7,374
Stockholders’ equity	60,707			71,809
Total liabilities and stockholders’ equity	$1,276,778	9,253		$1,233,532	11,197

Net interest income/net interest spread		$11,698	3.95%		$10,879	3.55%
Net interest margin			4.07%			3.93%

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

	For the Nine Months Ended			For the Three Months Ended
	September 30, 2008			September 30, 2008
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$(1,037)	$192	$(845)	$(778)	$448	$(330)
Commercial construction	(1,430)	(972)	(2,402)	(819)	(324)	(1,143)
Commercial mortgages	554	(244)	310	—	615	615
Consumer residential construction	(1,201)	(74)	(1,275)	(609)	(24)	(633)
Residential mortgages	976	1,187	2,163	418	468	886
Consumer	(425)	3,259	2,834	(1,596)	2,491	895
Total loans	(2,563)	3,348	785	(3,384)	3,674	290
Loans held for sale	(660)	(825)	(1,485)	(109)	(625)	(734)
Securities, trading and AFS	466	(1,169)	(703)	329	(385)	(56)
Interest-bearing deposits	(1,564)	275	(1,289)	(534)	(49)	(583)
Restricted stock investments, at cost	(54)	—	(54)	(93)	51	(42)

Total interest income	(4,375)	1,629	(2,746)	(3,791)	2,666	(1,125)

Interest paid on:
Interest-bearing deposits:
NOW deposits	32	13	45	16	3	19
Savings deposits	9	(9)	—	2	—	2
Money market deposits	(3,945)	(1,590)	(5,535)	(1,352)	(721)	(2,073)
Time deposits	(1,730)	4,525	2,795	(3,616)	4,707	1,091
Total interest-bearing deposits	(5,634)	2,939	(2,695)	(4,950)	3,989	(961)
Borrowings	(2,703)	617	(2,086)	(1,824)	841	(983)

Total interest expense	(8,337)	3,556	(4,781)	(6,774)	4,830	(1,944)

Net interest income	$3,962	$(1,927)	$2,035	$2,983	$(2,164)	$819

Noninterest Income

Nine Months Ended September 30, 2008:

Noninterest income for the nine months ended September 30, 2008 was $18.659 million, a slight increase of $492,000 or 2.7% from the comparable period of 2007 primarily due to the realization of net gains on the sales of premises and equipment (including sales of our former Towson and Ocean City retail banking branches) of $901,000 and to slight increases in most of our revenue categories.  Noninterest income for the nine months ended September 30, 2008 reflects net losses from the sale of securities of $745,000, which includes OTTI charges of $1.024 million.  During 2007, we realized gains on the sales of investments of $943,000.

Mortgage-banking revenue increased from $5.489 million for the nine months ended September 30, 2007 to $6.176 million for the nine months ended September 30, 2008 due primarily to a larger volume of originations of loans.  The volume of loans we have originated has shifted from wholesale originations to retail and reverse mortgage production.

During the nine months ended September 30, 2008, we experienced a recovery of value of certain long-term borrowings of $423,000.  These gains were partially offset by losses experienced on trading assets of $497,000, for a net trading loss of $74,000 compared to a net trading loss of $491,000 for the same period in 2007.

Three Months Ended September 30, 2008:

Noninterest income for the quarter ended September 30, 2008 was $6.084 million, an increase of $275,000 or 4.7% from the comparable period of 2007 primarily due to an increase in total mortgage-banking revenue, including gains on sales of mortgage loans, the gain on the sale of our Ocean City branch, and the impact of a recovery of value for liabilities recorded at fair value in accordance with SFAS No. 159.  Noninterest income for the three months ended September 30, 2008 reflects net losses from the sale of securities of $745,000, which includes OTTI charges of $1.024 million.  During 2007, we realized gains on the sales of investments of $56,000.

Mortgage-banking revenue increased from $2.090 million for the three months ended September 30, 2007 to $2.535 million for the three months ended September 30, 2008 due primarily to a larger volume of originations of loans as well as higher margins on loans sold.

During the three months ended September 30, 2008, we experienced a recovery of value of certain long-term borrowings of $210,000.  These gains were partially offset by losses experienced on trading assets of $284,000, for a net trading loss of $74,000 compared to a net trading loss of $427,000 for the same period in 2007.

During the third quarter of 2008, we sold our Ocean City, Maryland branch for a gain of approximately $350,000.

Noninterest expenses

Nine Months Ended September 30, 2008:

For the nine months ended September 30, 2008, noninterest expenses decreased $1.088 million, or 1.9%, to $57.048 million compared to $58.136 million for the same period of 2007, primarily due to decreased expenses for secondary marketing valuations and costs related to real estate acquired through foreclosure.

Secondary marketing valuation expense decreased $3.259 million for the nine months ended September 30, 2008, and write-downs and costs of real estate acquired through foreclosure decreased $232,000, as nonperforming ALT A loans moved through the foreclosure process and out of the Bank through the sales process.  The net decrease in these line items combined is reflective of the decrease in our total ALT A loan exposure.  We believe we have substantially reached the end of our exposure to repurchasing ALT A loans and our remaining losses will depend to a large degree on future residential real estate values.

 Salary and employee benefits expenses increased $1.117 million due to increased staffing levels related to branch expansion of consumer finance operations. Occupancy expenses and furniture, fixtures, and equipment expenses also increased by $945,000 and $216,000, respectively, for the nine months ended September 30, 2008 due to the consumer finance operations expansion and increases in lease rates.  FDIC insurance premiums increased $468,000 due to an increase in our insurance rates since September 30, 2007.

Three Months Ended September 30, 2008:

For the three months ended September 30, 2008, noninterest expenses decreased $829,000 or 4.1% to $19.183 million compared to $20.012 million for the same period of 2007, primarily due to decreased expenses for secondary marketing valuations and costs related to real estate acquired through foreclosure.

Secondary marketing valuation expense decreased $1.141 million for the three months ended September 30, 2008, and write-downs and costs of real estate acquired through foreclosure decreased $1.007 million, as nonperforming ALT A loans moved through the foreclosure and sales processes.  The net decrease in these line items combined is reflective of the decrease in our total ALT A loan exposure.

Salary and employee benefits expenses increased $538,000 due to increased staffing levels related to branch expansion of consumer finance operations.  FDIC insurance premiums increased $150,000 due to an increase in our insurance rates since September 30, 2007.  Other expenses not detailed in the table below increased $182,000.

During 2008, we identified additional new opportunities for increased efficiency to reduce operating costs. We will be closing one additional branch location in the fourth quarter of 2008.  We have closed or sold four locations since September 2007.  We have re-aligned our staffing with our new direction, with staff reductions initiated during the second and third quarters of 2008.  We expect the impact of these decisions to be meaningful and positively impact our results for the fourth quarter of 2008, and more significantly in 2009.

The following table shows the breakout of noninterest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Salaries and employee benefits	$9,473	$8,935	$28,369	$27,252
Occupancy	2,851	2,745	8,253	7,308
Furniture, fixtures, and equipment	950	914	2,899	2,683
Secondary marketing valuation	28	1,169	262	3,521
Professional services	263	379	1,182	1,178
Advertising	135	95	722	1,015
Data processing	538	505	1,601	1,419
Service and maintenance	642	509	1,940	1,812
Office supplies	179	166	558	563
ATM servicing expenses	258	254	770	762
Printing	158	127	475	430
Corporate insurance	222	155	535	396
Write-downs and costs of real estate acquired through foreclosure	1,032	2,039	2,730	2,962
FDIC premiums	191	41	563	95
Consulting fees	205	187	522	557
Marketing/promotion	132	159	419	607
Postage	226	185	694	687
Overnight delivery/courier	193	193	580	629
Security	30	42	101	196
Dues and subscriptions	121	131	369	393
Loan expenses	257	165	663	599
Other	1,099	917	2,841	3,072
	$19,183	$20,012	$57,048	$58,136

Income Taxes

We recorded an income tax benefit of $6.207 million on a net loss before taxes of $12.235 million, resulting in an effective tax rate of (50.7)%, for the nine month period ended September 30, 2008 in comparison to an income tax benefit of $4.544 million on a net loss before taxes of $11.889 million, resulting in an effective tax rate of (38.2)%, for the nine month period ended September 30, 2007.  The increase in the tax benefit was driven by the increase in pretax loss, higher statutory tax rates, an increased level of tax-exempt income, as well as the recording of $585,000 in state tax credits during 2008.  The tax credits reflect ones earned and awarded in 2003 through the One Maryland tax credit program.  Also impacting the tax benefit was the increase in the state of Maryland income tax rates effective January 1, 2008 to 8.25% from 7.00%.

We recorded an income tax benefit of $2.218 million on a net loss before taxes of $4.499 million, resulting in an effective tax rate of (49.3)%, for the three month period ended September 30, 2008 in comparison to an income tax benefit of $2.154 million on a net loss before taxes of $5.735 million, resulting in an effective tax rate of (37.6)%, for the three month period ended September 30, 2007. The increase in the tax benefit was driven primarily by the increase in the state of Maryland income tax rates.

At September 30, 2008, we have $19.368 million in operating loss carryforwards, representing a deferred income tax asset of $1.054 million. Management expects to fully realize the benefits of these tax loss carryforwards before their expiration beginning in 2019.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $210.077 million at September 30, 2008. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $55.554 million, or 26.4% of the total, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $50.103 million, or 23.9% of the total at September 30, 2008, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $13.343 million, or 6.4% of the total at September 30, 2008, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $14.769 million, or 7.0% of the total at September 30, 2008, are generally open ended. At September 30, 2008, available home equity lines totaled $76.308 million, or 36.3% of the total. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of September 30, 2008, we plan on expending approximately $1.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $75.551 million at September 30, 2008 compared to $91.321 million as of December 31, 2007.  Our loan to deposit ratio stood at 103.3% as of September 30, 2008 and 94.5% as of December 31, 2007.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of September 30, 2008, we maintained lines of credit totaling $326.850 million and funding capacity of $116.314 million based upon loans and securities available for pledging and available overnight deposits.

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

Potential Loan Repurchases

We are not aware of any repurchase obligations pending as of September 30, 2008.

Derivatives

We maintain and account for hedging derivatives, in the form of swaps and interest rate lock commitments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  We recognize gains and losses on swap contracts in the Consolidated Statements of Financial Condition in accumulated other comprehensive income, net of tax effects.  We recognize any gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swaps	$40,000	$40,573	$—	$—
Interest rate lock commitments	57,913	57,292	18,867	18,843
Forward sales commitments on loan pipeline and funded loans	112,964	113,585	89,256	89,280

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

As of September 30, 2008, we have a significant amount of loans that we either repurchased from investors or transferred from our held for sale portfolio with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2008, we had a one-year cumulative positive gap of approximately $13.506 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2008, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(0.77)%	1.71%

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

We operate under regulatory agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner

We have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner.  The material terms of these agreements require us to:  (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses; (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain our “well capitalized” status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

These agreements will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these agreements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2006, the Company announced that its board of Directors approved an extension to its share repurchase program, originally approved on July 20, 2004, of up to 300,000 shares (approximately 5%) of our outstanding common stock, which provided for open market or private purchases of stock through July, 2008.  During the three months ended September 30, 2008, we did not repurchase any shares under this program.

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

FIRST MARINER BANCORP

Date:	11/14/08	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/14/08	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith