Form 10-K
period 2008-12-31
FIRST MARINER BANCORP
filed 2009-03-31
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $15.437 million.

         The number of shares of common stock outstanding as of March 20, 2009 is 6,452,631 shares.

         Documents incorporated by reference:

         Proxy Statement—Part III.

FIRST MARINER BANCORP

Annual Report on Form 10-K
December 31, 2008

        This Annual Report of First Mariner Bancorp on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements". Statements that are not historical in nature, including the words "anticipate", "estimate", "should", "expect", "believe", "intend", and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company and its subsidiaries operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company's business or operations. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report. Except as required by applicable laws, we do not intend to publish updates or revisions of forward-looking statements we make to reflect new information, future events or otherwise.

        Except as expressly provided otherwise, the terms "First Mariner" and "Company" as used in this report refer to First Mariner Bancorp and the terms "we", "us" and "our" refer collectively to First Mariner Bancorp and its consolidated subsidiaries.

PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp is a bank holding company whose business is conducted primarily through its wholly owned operating subsidiaries: First Mariner Bank (the "Bank"); Mariner Finance, LLC ("Mariner Finance"); and FM Appraisals, LLC ("FM Appraisals"). First Mariner was formed in 1995 and has total assets in excess of $1.307 billion as of December 31, 2008. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600.

        We maintain the following Internet sites: www.1stmarinerbank.com; www.1stmarinerbancorp.com; www.1stmarinermortgage.com; www.vamortgage.com; and www.marinerfinance.com. Information on these websites is not part of, and is not incorporated herein by reference to, this annual report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to these reports are available, free of charge, in the investor relations section of our Internet site at www.1stmarinerbancorp.com as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission (the "SEC").

        The Bank is our largest operating subsidiary with assets exceeding $1.192 billion as of December 31, 2008. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland, as well as portions of Maryland's eastern shore. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgage loans and associated products to customers and selling most of those mortgage loans into the secondary market. First Mariner Mortgage currently operates offices in Maryland, Delaware, Massachusetts, and North Carolina. First Mariner Mortgage originated $1.149 billion in loans in 2008.

        Next Generation Financial Services ("NGFS"), a division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States. NGFS originates reverse mortgage loans for sale and currently sells all of its volume to Fannie Mae. The Bank does not originate any reverse mortgage loans for its portfolio, but it does retain the servicing rights on reverse mortgage loans sold to Fannie Mae. NGFS is one of the largest originators of reverse mortgage loans in the United States.

        Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, purchasing installment loan sales contracts from local merchants and retail dealers of consumer goods, lending to individuals via direct mail solicitations, and making a relatively low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Virginia, New Jersey, Tennessee, Pennsylvania, and Delaware. Mariner Finance had total assets of $103.946 million as of December 31, 2008. A substantial majority of those assets are comprised of loans to customers in Maryland and Delaware.

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

        We do not conduct any foreign operations.

        We operate in three business segments—commercial and consumer banking; consumer finance; and mortgage-banking. Financial information related to our operations in these segments for each of the two years ended December 31, 2008 is provided in Note 19 to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Our Business Strategy

        We are currently focused on growing assets and earnings by capitalizing on our broad network of Bank branches, mortgage offices, consumer finance offices, and ATMs.

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

Financial Services We Provide

        Commercial Banking.    Our commercial loan unit focuses on loan originations from small and mid-sized businesses (generally up to $20.0 million in annual sales) and such loans are usually accompanied by significant related deposits. Our commercial loan products include commercial mortgage loans for the purchase or refinance of commercial properties; residential and commercial real estate construction and development loans; working capital loans and lines of credit; demand, term, and time loans; and equipment, inventory, and accounts receivable financing. We also offer an array of cash management services and deposit products to our commercial customers. Computerized on-line banking and remote deposit are currently available to our commercial customers.

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

        Community Reinvestment Act.    We have a strong commitment to our responsibilities under the federal Community Reinvestment Act ("CRA") and actively search for opportunities to meet the development needs of all members of the communities we serve, including persons of low to moderate income in a manner consistent with safe and sound banking practices. We currently fulfill this commitment by participating in loan programs sponsored or guaranteed by the FHA, the VA, the federally funded American Dream Downpayment Initiative, the Maryland Mortgage Program (CDA), the Federal Home Loan Bank of Atlanta Closing Cost Assistance Program, the Section 8 to Home-Ownership Program, and the Settlement Expense Loan Program.

        Consumer Finance.    We offer a wide variety of consumer finance products through Mariner Finance, which is focused on building market share by offering competitive products and services, delivered by experienced personnel who provide responsive service. Loan sizes are generally smaller on average than those originated by the Bank (approximately $2,800). Mariner Finance currently serves approximately 33,000 customers in Maryland, Delaware, Virginia, New Jersey, Pennsylvania, and Tennessee.

Our Lending Activities

        Loan Portfolio Composition.    At December 31, 2008, our loan portfolio totaled $978.696 million, representing approximately 74.9% of our total assets of $1.307 billion. The majority of our lending activity is in the Mid-Atlantic region and our loans are generally secured by residential and commercial real estate. At December 31, 2008 over 79% of our total loans were secured by real estate.

        Real Estate Development and Construction Loans.    The Bank provides interim real estate acquisition development, and construction loans to builders, developers, and persons who will ultimately occupy their single-family dwellings. These loans are made within the Federal regulatory guidelines for maximum loan to value ratios. Generally, residential construction loans are made for up to 80% of the appraised value of the property. Residential construction loans are made for over 80% of the appraised value of the property with additional credit enhancements, such as additional collateral and/or private mortgage insurance. Commercial real estate construction loans are generally made for 80% or less of the appraised value of the property. Development loans, made to improve raw land into lots on which structures may be built, are generally made for 75% or less of the appraised value of the property. The Bank's real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements. The Bank's real estate development and construction loans are typical debt obligations of the borrowers and do not provide for our participation in residual profits or losses of the projects or involve equity positions through partnerships, joint ventures, or other similar structures.

        Loans to individuals for the construction of their primary residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower's present home), and commonly have maturities of nine to 12 months.

        Loans to residential builders for the construction of residential homes require binding sales contracts on the property and pre-qualification of the prospective buyers for permanent mortgage financing. Development loans are made only to developers with a proven track record. Generally, these loans are extended only when the borrower provides evidence that the lots under development will be sold to builders satisfactory to us.

        The Bank secures development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates, and pre-construction sale information.

        Residential Real Estate Mortgage Loans.    The Bank originates adjustable- and fixed-rate residential mortgage loans, including reverse mortgages. These mortgage loans are generally originated under terms, conditions, and documentation acceptable to the secondary mortgage market. With the current exception of reverse mortgages, the Bank will place some of these loans into our portfolio, although the vast majority are ultimately sold to investors.

        Commercial Real Estate Mortgage Loans.    The Bank originates mortgage loans secured by commercial real estate. These loans are primarily secured by office buildings, retail buildings, warehouses, and general-purpose business space. Although terms may vary, these commercial mortgage loans generally have maturities of 10 years or less. It is our general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

        Commercial Loans.    The Bank originates a variety of loans for business purposes. Less than one percent of all our commercial loans are unsecured. The Bank makes loans to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment, or other assets. The financial condition and cash flow of our commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements, and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures our loan. It is our general policy to obtain personal guarantees from the principals of our commercial loan borrowers.

        Consumer Loans.    The Bank and Mariner Finance offer a variety of consumer loans. Consumer loans originated by the Bank are typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 70% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 15 years. The interest rates on our closed-end home equity loans are generally fixed, while interest rates on our home equity lines of credit are variable. Consumer finance products offered through Mariner Finance include loans for the purchase of consumer goods, direct cash lending, loans for seasonal purposes, home improvement loans, first mortgage loans, closed-end second mortgages, and loans originated though direct mail solicitation. Loans made by Mariner Finance are generally for terms less than five years, carry a fixed rate of interest, and are generally secured by consumer goods, including automobiles. Mariner Finance also originates a limited number of closed-end home equity loans.

        See Item 7 of Part II of this report for more detailed information concerning our loan portfolio, the individual portfolio types, and their effect on 2008 operations.

Our Credit Administration Process

        Our lending activities are subject to written policies approved by the Bank's Board of Directors to ensure proper management of credit risk. We make loans that are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. We conduct regular portfolio reviews to identify potential under-performing credits, estimate loss exposure, geographic and industry concentrations, and to ascertain compliance with our policies. For significant problem loans, we review and evaluate the financial strengths of our borrower and the guarantor, the related collateral, and the effects of economic conditions.

        Commercial and mortgage loan officers have no individual lending authority. The loan committee of the Bank's Board of Directors is authorized to approve loans up to the Bank's legal lending limit, which approximates $13.6 million as of December 31, 2008. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, and do have loans to a limited number of customers in excess of that amount.

        We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we, and our borrowers, are affected by the economic conditions prevailing in our market area. Approximately 84% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers; an additional 16% consisted of loans to customers in the surrounding states and the District of Columbia; and less than 1% consisted of loans to customers in other states in the country. Approximately 81% of our commercial loan portfolio (commercial, commercial real estate, and commercial construction) consisted of loans to Maryland customers with an additional 13% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 6% of our portfolio.

        Mariner Finance's lending activities are subject to written policies approved by our Board of Directors. These loans are subject to a well-defined credit process that includes a credit evaluation of the borrower and the adequacy of available collateral. Mariner Finance's loan policy provides various levels of individual lending authority. Mariner Finance purchases installment sales contracts from dealers applying the same criteria. Dealers are subject to pre-approval due diligence and must have a proven track record with management. The majority of Mariner Finance's loans are to customers in Maryland (67.8%) and Delaware (14.3%), with an increasing volume in our newer markets of Virginia, New Jersey, Pennsylvania, and Tennessee.

Market

        We consider our core market area to be the communities within the Baltimore/Washington corridor, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Harford, and Howard, as well as the eastern shore of Maryland. Lending activities are broader and include areas outside of our core market area such as other Maryland counties, the District of Columbia and certain markets in contiguous states, as well as certain regional and national markets.

Our Competition

        Banking and consumer finance.    We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, mortgage companies, finance companies, Internet-based financial companies, and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving financial entities in our market area have occurred in recent years, requiring us to compete with banks and finance companies with greater resources. Additionally, certain financial institutions have received various amounts of government financial assistance in recent months, in accordance with legislation passed in late 2008, giving those institutions greater resources with which to compete in our market. See "Supervision and Regulation" later in this section for further information on the recent government legislation.

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

        To compete with other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet our customers' needs. In those instances where we are unable to accommodate a customer's needs, we will arrange for those services to be provided by other financial institutions with which we have a relationship.

        Current banking laws facilitate interstate branching and merger activity among banks. This may result in an even greater degree of competition in the banking industry and we may be brought into competition with institutions with which we do not currently compete. As a result, intense competition in our market area may be expected to continue for the foreseeable future.

        Mortgage-banking.    Our mortgage-banking division also operates in an extremely competitive environment. In addition to competing with mortgage-banking divisions of other financial institutions, we compete with mortgage-banking firms that are not under the same level of regulation as we are. Without similar regulatory constraints, these lesser regulated firms can be more responsive to customers. Additionally, competition in the mortgage-banking industry comes from the continuing evolution of the secondary mortgage market, the proliferation of mortgage products, increasing interest rate volatility, compounded by homeowners' increasing tendency to refinance their mortgages as the refinance process becomes more efficient and cost effective. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.

        To compete effectively in this environment, we maintain a very high level of operational, technological, and managerial expertise, consistently offer a wide selection of mortgage loans through all marketing channels on a regional scale, provide high-quality service, and price our mortgage loans at competitive rates.

        See Item 7 of Part II of this report and Note 19 to the Consolidated Financial Statements, included in Item 8 of Part II of this report, for more detailed information concerning our mortgage-banking operations and its effect on our consolidated financial position and consolidated operations.

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

        Federal Bank Holding Company Regulation and Structure.    First Mariner is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and, as such, it is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve" or "FRB"). First Mariner is required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as the Federal Reserve may require. The Federal Reserve may conduct examinations of First Mariner and its subsidiaries.

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

        The Bank is subject to certain quantitative and qualitative restrictions on extensions of credit to First Mariner and its subsidiaries, investments in First Mariner's securities, and the use of First Mariner's securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs including funds for the payment of dividends, interest, and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, a bank may not generally require a customer to obtain other services from itself or its affiliates, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for financial holding companies and their non-banking subsidiaries. Such rules were retained for bank holding companies and banks.

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

        We have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner. The material terms of these agreements require us to: (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans, and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses ("the allowance"); (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain "well capitalized" status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

        These agreements will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these agreements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

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

        Federal and State Bank Regulation.    The Bank is a Maryland chartered trust company, with all the powers of a commercial bank regulated and examined by the Maryland Commissioner and the FDIC.

The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation, or written agreement with the FDIC. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees, and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees, and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

        On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the "TLGP") to decrease the cost of bank funding and, hopefully, normalize lending. This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009. The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009. The second component provides full coverage for noninterest-bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50 percent or less, regardless of account balance, until December 31, 2009. We elected to participate in both programs and expect FDIC premiums to increase in 2009 as a result. We are required to receive regulatory approval prior to issuance of any unsecured debt under the program.

        Financial Services Modernization.    Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act ("GLBA") revises the federal Bank Holding Company Act of 1956 and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance, and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." The GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. The GLBA also permits certain qualified national banks to form "financial subsidiaries," which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential activities of subsidiaries of state banks, subject to applicable state law. The GLBA may increase the competition we encounter. First Mariner made an election to become a financial holding company in 2002, but withdrew that election in October 2007.

        Deposit Insurance.    The deposits of the Bank are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund (the "DIF"), which is administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The DIF was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation states that the limit will return to $100,000 after December 31, 2009. The coverage for retirement accounts did not change and remains at $250,000. The Bank paid a total of $887,000 in FDIC premiums during 2008. Further information about deposit insurance premiums is provided in Item 7 of Part II of this report under the heading "Recent Developments".

        Limits on Dividends and Other Payments.    First Mariner's ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. See "Federal Deposit Insurance Corporation Improvement Act of 1991" below. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner that, among other things, require us to obtain the prior approval of our regulators before paying a dividend or otherwise making a distribution on our stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

        A banking organization's risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (limited to one-third of other Tier 1 components), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions and limitations. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities (above amounts not qualifying as Tier 1 capital), qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies, subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to quarterly average assets, referred to as the leverage capital ratio, of at least 4%. First Mariner and the Bank maintained capital ratios that exceeded these minimum standards. See Item 7 of Part II of this report for more detailed information concerning capital adequacy.

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

        Federal Securities Laws.    The shares of First Mariner common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and listed on the NASDAQ Global Select Market. First Mariner is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

Economic Monetary Policies and Economic Controls

        We are affected by monetary policies of regulatory agencies, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are: engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, changing reserve requirements against bank deposits, prohibiting the payment of interest on demand deposits, and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on our earnings cannot be predicted. However, our earnings will be impacted by movement in interest rates, as discussed in Item 7A of Part II of this report.

ITEM 1A    RISK FACTORS

        The following factors may impact our business, financial condition, and results of operations and should be considered carefully in evaluating an investment in the Company.

We have had Losses and Low Earnings in Recent Periods

        We incurred a net loss of $15.088 million for the year ended December 31, 2008, and a net loss of $10.063 million for the year ended December 31, 2007. Our management believes that our current business plan will be successful and believes we will be able to limit our losses; however, our business plan is subject to current market conditions and its successful implementation is uncertain. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to curtail our losses now or in the future. If we incur significant operating losses, our stock price may decline, perhaps significantly.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, the Company Faces Significant Operational Risks

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

A Significant Amount of our Business is Concentrated in Real Estate Lending, and Most of this Lending Involves Maryland Real Estate

        Approximately 18% of our loan portfolio is comprised of commercial and consumer real estate development and construction loans, which are secured by the real estate being developed in each case. In addition to the risk that the market values of the real estate securing these loans may deteriorate, these loans are also subject to the development risks that the projects will not be completed in a timely manner, or according to original specifications. Real estate development and construction projects that are not completed in a timely manner, or according to original specifications, are generally less marketable than projects that are fully developed. The loans underlying such projects may be subject to greater losses in the event that the real estate collateral becomes the source of repayment.

        In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. At December 31, 2008, approximately 79% of the Bank's loans have real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We Have a High Percentage of Commercial, Commercial Real Estate, and Real Estate Acquisition and Development Loans in Relation to our Total Loans and Total Assets

        Our loan portfolio contains a high percentage of commercial, commercial real estate, and real estate acquisition and development loans in relation to our total loans and total assets. These types of loans typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result, and has resulted, in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on financial results.

        Current regulatory guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2008, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Mortgage-Banking Activities Generate a Significant Portion of our Noninterest Income

        A significant portion of our business involves making residential mortgage loans through our mortgage division, which accounted for approximately 47% and 30% of our noninterest income for the years ended December 31, 2008 and 2007, respectively. Real estate loan origination activity, including refinancings, is generally greater during periods of low or declining interest rates and favorable economic conditions, which had been favorably affected by relatively lower market interest rates during the past three years. However, we did experience a deterioration in market conditions during 2007 and 2008 and continued adverse changes in market conditions could have an adverse impact on our earnings through lower origination volumes.

We Face Interest Rate Risk on our Loans Held for Sale Portfolio

        We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We have managed this interest rate risk through hedging strategies. We hedge a portion of our mortgage loan pipeline and warehouse utilizing forward sales of mortgage-backed securities for loans to be sold under mandatory delivery contracts. We expect that these derivative financial instruments (forward sales of mortgage-backed securities) will experience changes in fair value opposite to the change in fair value of the derivative loan commitments and our warehouse. However, the process of selling loans and use of forward sales of mortgage-backed securities to hedge interest rate risk associated with customer interest rate lock commitments involves greater risk than selling loans on an individual basis through best efforts forward delivery commitments. Hedging interest rate risk requires management to estimate the expected "fallout" (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management's estimates for customer fallout or market changes making the forward sale of mortgage-backed securities non-effective may result in higher volatility in our profits from selling mortgage loans originated for sale. We engage an experienced third party to assist us in managing our activities in hedging and marketing sales strategy.

We Face Credit Risk Related to our Residential Mortgage Production Activities

        We face credit risk related to our residential mortgage production activities. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to us, including the risk that an investor will fail to honor its obligation under mandatory delivery contracts. We manage mortgage credit risk principally by selling substantially all of the mortgage loans that we produce, limiting credit recourse to the Bank in those transactions, and by retaining high credit quality mortgages in our loan portfolio. We also limit our risk of loss on mortgage loan sales by establishing limits on activity to any one investor and by entering into contractual relationships with only those financial institutions that are approved by our Secondary Marketing Committee. The period of time between closing on a loan commitment with the borrower and funding by the investor ranges from between 15 and 90 days.

We Face Risk Related to Covenants in our Loan Sales Agreements with Investors

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

        There may be certain loans in our portfolio that were originated for sale, but for various reasons, are unable to be sold. These loans are transferred to our loan portfolio at fair market value. Any deterioration in value of the loan during the period held in the portfolio is charged to the allowance.

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

        As of December 31, 2008, the allowance for loan losses was $16.777 million, which represented 1.71% of outstanding loans, net of unearned income. At such date, we had nonaccruing loans totaling $38.763 million. Management actively administers its nonaccruing loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to nonperforming or performing loans. Material additions to the allowance for loan losses would result in a decrease in net income and capital, and could have and have had a material adverse effect on us.

The Market Value of Our Securities May Decline

        As of December 31, 2008, we had classified 76% of our securities as available for sale pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in stockholders' equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as trading in accordance with SFAS No. 115 and are stated at fair value with changes in value reflected in income.

        There can be no assurance that future market performance of our securities portfolio will enable us to realize income from sales of securities. Stockholders' equity will continue to reflect the unrealized gains and losses (net of tax) of these securities. There can be no assurance that the market value of our securities portfolio will not decline, causing a corresponding decline in stockholders' equity.

        The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Accordingly, we maintain investments in stock issued by the FHLB of Atlanta. In recent months, the banking industry has become concerned about the financial strength of the banks in the FHLB system, and some FHLB banks have stopped paying dividends on and redeeming FHLB stock. On January 30, 2009, the FHLB of Atlanta announced that it was deferring the declaration of a dividend on its stock for the quarter ended December 31, 2008 until it completes its year-end analysis of other-than-temporary impairment ("OTTI") which is critical to its net income determination. The FHLB of Atlanta stated that it anticipates a decision regarding the dividend to be made in March 2009. Accordingly, there can be no guaranty that the FHLB of Atlanta will declare future dividends. Moreover, accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of an FHLB's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB, and accordingly, on the members of the FHLB and its liquidity and funding position. After evaluating all of these considerations, we believe the par value of our FHLB stock will be recovered, but future evaluations of the above mentioned factors could result in the Bank recognizing an impairment charge.

        Management believes that several factors will affect the market values of our securities portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

Our Regulatory Expenses will Likely Increase Due to the Enactment of the Emergency Economic Stabilization Act and Related Government Programs

        Among other things, the EESA included a provision to increase the amount of deposits insured by FDIC to $250,000. The TLGP provides, until December 31, 2009, unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts and certain IOLTAs and NOW accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies issued between October 14, 2008 and June 30, 2009. All eligible institutions will be covered under the TLGP for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt. We elected to participate in both portions of the TLGP, so we expect to incur additional regulatory fees associated with our participation.

Customer Concern about Deposit Insurance May Cause a Decrease in Deposits Held at the Bank

        With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Our Funding Sources May Prove Insufficient to Replace Deposits and Support our Future Growth

        We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

We Currently Hold a Significant Amount of Bank Owned Life Insurance

        We currently hold a significant amount of Bank Owned Life Insurance ("BOLI") on key employees and executives that have cash surrender values of $36.436 million as of December 31, 2008. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee, or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

We Currently Have a Significant Amount of Deferred Tax Assets

        We currently have a significant amount of deferred tax assets ($26.057 million) as of December 31, 2008. The analysis of the realization of deferred tax assets requires making various forecasts and assumptions, including future flows of taxable income. Actual results may differ from forecasts and assumptions, which could cause a write down of our deferred tax assets and have a negative impact on our financial condition and results of operations.

Economic Conditions and Monetary Policy will Impact our Earnings and Financial Condition

        Our operating results will depend to a great extent upon the rate differentials between the yields earned on our loans, securities and other earning assets and the rates paid on our deposits and other interest-bearing liabilities. These rate differentials are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, in particular the Federal Reserve Board. The makeup of our loan and deposit portfolios, in particular, determines our sensitivity to these factors. At December 31, 2008, we had a one year cumulative interest sensitivity gap of $(59.830) million. See Item 7A of Part II of this report.

        Like other depository institutions, the Bank is affected by the monetary policies implemented by the Federal Reserve Board and other federal entities. A primary instrument of monetary policy employed by the Federal Reserve Board is the restriction or expansion of the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may at times result in significant fluctuations in interest rates, which could have adverse effects on our operations. In particular, our ability to make loans, attract deposits and realize gains on the sale of residential mortgage loans, as well as public demand for loans, could be adversely affected. See Item 1 of Part I of this report under the caption—"Business—Economic Monetary Policies and Economic Controls".

        The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Continued economic adversity could impair our loan customers' financial positions and operating results and affect their ability to repay loans, which could, in turn, harm our operating results. Additionally, the capital market deterioration could adversely affect our own securities portfolio and our operating results. Continued adversity in the capital markets could impact our ability to raise capital and reduce our volume of new investments.

First Mariner's Ability to Pay Cash Dividends is Limited

        Holders of shares of First Mariner common stock are entitled to dividends if declared by First Mariner's Board of directors out of funds legally available for that purpose. In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and First Mariner's financial condition, as well as that of the Bank and Mariner Finance.

        Although the Board of Directors has declared cash dividends in the past, it has discontinued such payments to conserve cash and capital resources, and does not intend to declare cash dividends until current earnings are sufficient to generate adequate internal capital to support growth. Our current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized." For a Maryland commercial bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings.

        First Mariner's ability to pay dividends is further subject to its ability to make payments of interest under junior subordinated debentures due through 2035 held by our statutory trusts Mariner Capital Trust II, III, IV, V, VI, VII, and VIII (collectively, "the Trusts"). These payments are necessary to fund the distributions that the Trusts each must pay to holders of its trust preferred securities (collectively, the "Mariner Trust Preferred Securities"). The terms of debentures permit First Mariner to defer interest payments for up to 20 quarterly periods. Such a deferral is not an event of default, but the interest continues to accrue and First Mariner is prohibited from paying any dividends on its common stock for so long as interest is deferred. First Mariner is also prohibited from paying any dividends on its common stock if it is in default under the debentures. On December 22, 2008, First Mariner announced its election to defer interest payments on the debentures relating to the Trust Preferred Securities beginning with the January 7, 2009 payment. This deferment does not constitute an event of default on the securities; however, the cumulative interest on these securities must be paid prior to the declaration of any stock dividends.

        Finally, First Mariner and the Bank have entered into regulatory agreements with our regulators which, among other things, require us to seek prior regulatory approval before the Bank pays dividends to First Mariner and/or before First Mariner pays dividends on its common stock.

Our Management Controls a Significant Percentage of First Mariner's Common Stock

        At December 31, 2008, our directors and executive officers beneficially owned approximately 2,010,787 shares of First Mariner common stock (amount includes shares that could be acquired pursuant to immediately exercisable stock options), or 28% of our outstanding shares of common stock plus exercisable options. Edwin F. Hale, Sr., who is our Chairman, Chief Executive Officer, and largest stockholder, beneficially owns 1,457,316 shares of common stock (with options), or 20% of our outstanding shares of common stock plus exercisable options as of December 31, 2008. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

First Mariner's Common Stock is Not Heavily Traded

        The average daily trading volume of shares of First Mariner common stock on The NASDAQ Global Select Market for the previous three months was approximately 17,000 shares. Thus, First Mariner common stock is not heavily traded and can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of First Mariner common stock. We cannot predict the extent to which an active public market for the common stock will develop or be sustained. In recent years and months, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, First Mariner stockholders may not be able to trade large blocks of shares at the volumes, prices, or times that they desire.

First Mariner Common Stock is Not Insured

        Investments in the shares of First Mariner common stock are not deposits and are not insured against loss by the government.

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

        Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company". GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. First Mariner Bancorp operated as a financial holding company since 2002, but recently withdrew that election. The termination of this financial holding company status may increase the competition we face in our market areas from bank holding companies that are also or may in the future become financial holding companies and from other entities that engage, or in the future may engage, in activities in which bank holding companies that are not also financial holding companies may not engage.

        Finally, our continued growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing, and technical personnel. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

The FDIC Will Likely Require the Bank to Pay Restitution and a Penalty During 2009 and to Implement and Enhance Certain Controls

        The FDIC is currently investigating whether the Bank engaged in discriminatory lending practices in 2005, 2006 and/or 2007 and in deceptive lending practices in 2006 and 2007. We anticipate that the FDIC will require the Bank to pay restitution to certain borrowers and pay a civil money penalty. In addition, we anticipate that the FDIC will require the Bank to implement and enhance certain policies and procedures related to the Bank's lending practices and hire an independent consultant to assist with these matters, which will increase our compliance costs and other expenses. We expect that these requirements will be finalized during 2009, but no assurance can be given as to when this matter will be resolved.

Our Lending Activities Subject us to the Risk of Environmental Liabilities

        A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

Our Articles of Incorporation and Bylaws and Maryland Law May Discourage a Corporate Takeover

        Our Amended and Restated Articles of Incorporation ("Articles") and Amended and Restated Bylaws ("Bylaws") contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of our Board of Directors into three classes; directors of each class serve for staggered three year periods. The Articles also provide for supermajority voting provisions for the approval of certain business combinations.

        Maryland law also contains anti-takeover provisions that apply to First Mariner. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any "business combination" (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any "interested shareholder" for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of "control shares", which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights.

        Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by First Mariner's Board of Directors, but pursuant to which stockholders might receive a substantial premium for their shares over then-current market prices. As a result, stockholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of our Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. Further, such provisions could potentially adversely affect the market price of First Mariner's common stock.

We Operate under Regulatory Agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner

        We have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner. The material terms of these agreements require us to: (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans, and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses; (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain "well capitalized" status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

        These agreements will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these agreements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

We may be Adversely Affected by Other Recent Legislation

        As discussed above, the GLBA repealed restrictions on banks affiliating with securities firms and it also permitted bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. First Mariner is not currently a financial holding company. This law may increase the competition we face from larger banks and other companies, including bank holding companies that have elected to become financial holding companies. It is not possible to predict the full effect that this law will have on us.

        The Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform an annual assessment of their internal controls over financial reporting and to report on whether the system is effective as of the end of the company's fiscal year. Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to stockholder value by affecting the market value of First Mariner common stock.

        The Patriot Act requires certain financial institutions, such as the Bank, to maintain and prepare additional records and reports that are designed to assist the government's efforts to combat terrorism. This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

        We lease our executive offices located at 1501 South Clinton Street, Baltimore, Maryland. This location also houses a headquarters satellite branch office. We occupy approximately 84,000 square feet at this location, which is adjacent to our former headquarters building.

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

Canton/Headquarters(1)
3301 Boston Street
Baltimore, MD 21224

Canton Tower(2)(4)
1501 South Clinton Street
Baltimore, MD 21224

Carroll Island(2)
176 Carroll Island Road
Baltimore, MD 21220

Cockeysville(3)
9840 York Road
Cockeysville, MD 21030

Columbia(2)
8835 Centre Park Drive, Suite 100
Columbia, MD 21045

Downtown Baltimore(2)
300 N. Charles Street
Balitmore, MD 21201

Dundalk(2)
7860 Wise Avenue
Baltimore, MD 21222

Easton(1)
8662 Alicia Drive
Easton, MD 21601

Ellicott City(3)
10065 Baltimore National Pike
Ellicott City, MD 21042

Glen Burnie(3)
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

Westminster(1)
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
(2)
Company leases branch
(3)
Company owns branch, but leases related land
(4)
Office is a satellite branch

        For more information on our lease commitments and costs see Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this report.

        We operate mortgage offices at the following locations:

Maryland:

Annapolis(2)
2661 Riva Road
Annapolis, MD 21401

Canton/Headquarters(1)
3301 Boston Street
Baltimore, MD 21224

Cambridge(2)
108 Dorchester Avenue
Cambridge, MD 21613

Eldersburg(2)
10065 Baltimore National Pike
Ellicott City, MD 21042

Ellicott City(3)
10065 Baltimore National Pike
Ellicott City, MD 21042

Rockville(2)
15722 Crabbs Branch Way
Rockville, MD 20855

Severna Park(2)
838 Ritchie Highway
Severna Park, MD 21146

Waldorf(2)
3200 Crain Hwy, Units 102 & 103
Waldorf, MD 20603

White Marsh(1)
10101 Philadelphia Road
White Marsh, MD 21237

North Carolina:

VA Mortgage(2)
203 Wolf Creek Professional Center
Havelock, NC 28532

Delaware:

Bethany Beach(2)
35550 Marketplace Unit 3
Bethany Beach, DE 19930

Seaford(2)
604 North Porter Street
Seaford, DE 19973

Massachusetts:

Andover(2)
206 Andover Street
Andover, MA 01810

Metro Boston(2)
160 Gould Street, Ste 102
Needham, MA 02494

(1)
Company owns office
(2)
Company leases office
(3)
Company owns office, but leases related land

        We operate consumer finance offices at the following locations which are leased by Mariner Finance:

Maryland:

Bel Air
225 Briarhill Place, Suite I-1
Bel Air, MD 21015

Bowie
3440 Crain Highway
Bowie, Md 20716

Canton/Headquarters/Central Approval
3301 Boston Street
Baltimore, MD 21224

Cumberland
1050 West Industrial Blvd.,
Unit 7
Cumberland, MD 21502

Dundalk
1770 Merritt Boulevard
Baltimore, MD 21222

Easton
8223-17 Elliott Road
Easton, MD 21601

Essex
511A Eastern Boulevard
Essex, MD 21221

Frederick
454 Prospect Boulevard
Frederick, MD 21702

Germantown
19705 North Frederick Road
Suite A1-B
Germantown, MD 20876

Glen Burnie
7400 Ritchie Highway, Suite E
Glen Burnie, Md 21061

Hagerstown
1423 Dual Highway
Hagerstown, MD 21740

Laurel
3421 Fort Meade Road
Laurel, MD 20707

North East
113 North East Plaza
North East, MD 21901

Overlea
7682 Belair Road
Baltimore, MD 21236

Randallstown
3537 Brenbrook Drive
Randallstown, MD 21133

Salisbury
319 B Civic Avenue
Salisbury, MD 21804

Waldorf
2084 Crain Highway
Waldorf, MD 20610

Westminster
625-I Baltimore Boulevard
Westminster, MD 21157

Woodlawn
6666 Security Blvd., Suite 16
Baltimore, MD 21207

Delaware:

Bear
1831 Pulaski Highway
Bear, DE 19701

Dover
222 South Dupont Hwy,
Suite 101
Dover, DE 19901

Milford
975A Dupont Boulevard
Milford, DE 19963

Seaford
1026 West Stein Highway
Seaford, DE 19973

New Jersey:

Hamilton
2465 South Broad Street
Unit F-6
Hamilton, NJ 08610

Turnersville
5851 Ft. 42 Plaza 42 Suite 16
Turnersville, NJ 08012

Vineland
3650 East Landis Avenue
Vineland, NJ 08361

Virginia:

Chester
12654 Jefferson Davis Highway
Chester, VA 23831

Mechanicsville
7445 Lee Davis Road, Suite 106
Mechanicsville, VA 23111

Winchester
2213 Papermill Road
Winchester, VA 22601

Woodbridge
1979 Daniel Stuart Square
Woodbridge, VA 22191

Tennessee:

Cookeville
921 South Willow Avenue Ste E
Cookeville, TN 38501

Lawrenceburg
221 East Gaines Street
Lawrenceburg, TN 38464

Madison
2121 Gallatin Pike North
Madison, TN 37115

Mt. Juliet
14821 Lebanon Road
Old Hickory, TN 37138

Murfreesboro
2805 Old Fort Parkway Suite K
Murfreesboro, TN 37128

Nashville
4907 Nolensville Road
Nashville, TN 37211

Smyrna
639 President Place
Smyrna, TN 37167

Pennsylvania:

Harrisburg
3872 Union Deposit Road
Harrisburg, PA 17109

Wyomissing
840 N. Park Road
Wyomissing, PA 19610

York
2528 Eastern Boulevard
York PA 17402

        The Bank's branches range in total size from 2,000 to 4,000 square feet; mortgage offices generally range in size from 1,200 to 2,000 square feet; and Mariner Finance's offices range in size from 800 to 1,600 square feet. We believe that all of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

ITEM 3    LEGAL PROCEEDINGS

        The FDIC is investigating the Bank to determine whether the Bank overcharged certain borrowers in 2005, 2006, and 2007 in violation of the federal Equal Credit Opportunity Act and the federal Fair Housing Act and whether its marketing and disclosure materials used in 2006 and 2007 with respect to certain loans were misleading in violation of federal trade practices laws. In connection with this investigation, we anticipate that the FDIC will require the Bank to pay restitution to impacted borrowers and pay a civil money penalty. We have set aside $1.040 million for restitution and the penalty, although no assurance can be given that this amount will ultimately prove to be the final amount we are required to pay. We expect that this matter will be finalized during 2009.

        We are party to other legal actions that are routine and incidental to our business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

        First Mariner's common stock trades on The NASDAQ Global Select Market under the symbol "FMAR." Currently, there are approximately 2,900 holders of First Mariner common stock. The table below sets forth for the periods indicated the low and high market prices of the common stock as reported on The NASDAQ Global Select Market. On March 20, 2009, the closing sales price of First Mariner common stock was $0.78 per share.

	Low	High
2008 Quarter ended:
Fourth quarter	$0.50	$2.50
Third quarter	0.22	3.95
Second quarter	3.11	5.99
First quarter	5.06	8.05
2007 Quarter ended:
Fourth quarter	$4.89	$10.40
Third quarter	7.95	13.05
Second quarter	12.00	15.20
First quarter	15.00	18.61

        First Mariner did not pay a cash dividend in 2008 or 2007. For a discussion of the limitations on First Mariner's ability to pay dividends, see Item 1 of Part I of this report under the heading "Supervision and Regulation" and Item 1A of Part I of this report under the heading "First Mariner's Ability to Pay Cash Dividends is Limited".

Equity Compensation Plan Information

        The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	850,919	$12.09	—
Equity compensation plans not approved by security holders	—	—	—

Total	850,919	$12.09	—

Issuer Purchases of Equity Securities

        None.

Performance Graph

        The following graph compares the performance of the Company's Common Stock, with the performance of a broad market index and a nationally-recognized industry standard assuming in each case both an initial $100 investment on December 31, 2003 and reinvestment of dividends as of the end of the Company's last five fiscal years. The Company has selected the Nasdaq Market Index as the relevant broad market index because prices for the Company's Common Stock are quoted on Nasdaq National Market. Additionally, the Company has selected the Nasdaq Bank Index as the relevant industry standard because such index consists of financial institutions which the Company believes generally possess assets, liabilities, and operations more similar to the Company than other publicly-available indices. However, given the short history of the Company's operations and its rapid growth, the Company believes no truly appropriate comparative index exists.

	Period Ending
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
First Mariner Bancorp	$100	$94.41	$94.09	$99.73	$30.48	$3.87
NASDAQ Bank Index	100	110.99	106.18	117.87	91.85	69.88
NASDAQ Market Index	100	108.59	110.08	120.56	132.39	78.72

ITEM 6    SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net interest income	$46,046	$44,680	$49,266	$47,723	$42,441
Provision for loan losses	14,783	8,915	2,315	3,287	2,243
Noninterest income	21,004	24,100	23,767	23,015	19,190
Noninterest expense	79,867	78,238	69,159	56,340	50,926
Income tax (benefit) expense	(12,512)	(8,310)	(365)	3,289	2,361
Net (loss) income	(15,088)	(10,063)	1,924	7,822	6,101
Consolidated Statement of Financial Condition Data:
Total assets	$1,307,497	$1,246,822	$1,263,290	$1,362,478	$1,250,531
Loans receivable, net	961,919	842,131	854,060	839,843	736,566
Deposits	950,233	904,953	924,938	876,010	825,417
Long-term borrowings	177,868	155,130	132,557	131,000	134,369
Junior subordinated deferrable interest debentures	73,724	73,724	73,724	73,724	58,249
Stockholders' equity	46,015	64,570	78,629	72,375	64,314
Per Share Data:
Number of shares of common stock outstanding at year end	6,452,631	6,351,611	6,427,725	6,262,442	5,826,011
Net (loss) income per common share:
Basic	$(2.36)	$(1.57)	$0.30	$1.28	$1.06
Diluted	(2.36)	(1.57)	0.29	1.20	0.96
Cash dividends declared	—	—	—	—	—
Performance and Capital Ratios:
Return on average assets	(1.19)%	(0.81)%	0.14%	0.59%	0.54%
Return on average equity	(24.37)%	(13.83)%	2.53%	11.44%	10.11%
Net interest margin	4.11%	4.07%	3.96%	3.88%	4.06%
Average equity to average assets	4.86%	5.85%	5.59%	5.13%	5.36%
Year-end Tier 1 leverage ratio	4%	7%	8%	7%	7%
Tier 1 capital to risk-weighted assets	5%	8%	10%	10%	9%
Total capital to risk-weighted assets	10%	14%	16%	15%	14%
Asset Quality Ratios:
Nonperforming assets to total assets	4.42%	3.48%	0.52%	0.29%	0.38%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.71%	1.50%	1.43%	1.38%	1.28%
Nonperforming assets and 90 day past-due loans	24.88%	27.57%	36.61%	244.14%	150.84%
Net charge-offs to average total loans, net of unearned income	1.22%	1.01%	0.19%	0.14%	0.21%

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        The Company is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. The Company's business is conducted primarily through its wholly owned subsidiaries: First Mariner Bank; Mariner Finance, LLC; and FM Appraisals, LLC. The Company had over 1,100 employees (approximately 975 full-time equivalent employees) as of December 31, 2008.

        The Bank, which is the largest operating subsidiary of the Company with assets exceeding $1.192 billion as of December 31, 2008, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland's eastern shore. The Bank also has one branch in Pennsylvania. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the FDIC.

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage has offices in Maryland, Delaware, Massachusetts, and North Carolina.

        NGFS, a division of the Bank, engages in the origination of reverse and conventional mortgages, providing these products directly through commission based loan officers throughout the United States. NGFS originates reverse mortgages for sale to Fannie Mae and other private investors. The Bank does not originate any reverse mortgages for its portfolio and currently sells all of its reverse mortgage originations into the secondary market. The Bank retains the servicing rights on reverse mortgages sold to Fannie Mae. NGFS is one of the largest originators of reverse mortgages in the United States.

        Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Delaware, Virginia, New Jersey, Pennsylvania, and Tennessee. Mariner Finance had total assets of $103.946 million as of December 31, 2008.

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

Recent Developments

        The FDIC is investigating the Bank to determine whether the Bank overcharged certain borrowers in 2005, 2006, and 2007 in violation of the federal Equal Opportunity Act and the federal Fair Housing Act and whether its marketing and disclosure materials used in 2006 and 2007 with respect to certain loans were misleading in violation of federal trade practices laws. In connection with this investigation, we anticipate that the FDIC will require the Bank to pay restitution to impacted borrowers and pay a civil money penalty. We have set aside $1.040 million for restitution and the penalty although no assurance can be given that this amount will ultimately prove to be the final amount we are required to pay. We expect this matter will be finalized during 2009. Further information is provided in Item 1A of Part I of this report under the heading "The FDIC Will Likely Require the Bank to Pay Restitution and a Penalty During 2009 and to Implement and Enhance Certain Controls" and in Item 3 of Part I of this report.

        On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment of 20 basis points on all insured depository institutions in order to restore the DIF to an acceptable level. The assessment, which would be payable on September 30, 2009, would be in addition to a planned increase in premiums and a change in the way regular premiums are assessed which the FDIC also approved on February 27, 2009. In addition, the proposed rule provides that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that that the FDIC believes would adversely affect public confidence or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment of up to 10 basis points may be imposed on all insured depository institutions. If this rule is adopted as proposed, it will significantly increase the Bank's FDIC premiums in 2009.

        Pursuant to EESA, which was signed into law on October 3, 2008, the U.S. Department of Treasury ("U.S. Treasury") has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S Treasury announced the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). The CPP made an initial amount of $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by EESA in the form of preferred stock investments by the U.S. Treasury. On January 15, 2009, an additional $350 billion of funds were released to the Treasury for availability to financial institutions under the CPP. The terms of the CPP differ depending on whether the participating institution is publicly-traded. For institutions like First Mariner that are publicly-traded, the general terms of the CPP are as follows:

  •
  the participating institution will issue preferred stock to the U.S. Treasury ("Treasury Preferred Stock") that pays a quarterly cumulative preferred dividend of 5% per annum on the liquidation amount of the stock for the first five years, and then 9% per annum thereafter;

  •
  the U.S. Treasury will receive a warrant entitling it to buy shares of the participating institution's common stock equivalent in value to 15% of the Treasury Preferred Stock;

  •
  the Treasury Preferred Stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;

  •
  the consent of the U.S. Treasury is required to increase cash dividends on common stock or any stock repurchases, with limited exceptions, during the first three years, unless the Treasury Preferred Stock has been redeemed or transferred to third parties; and

  •
  participating institutions must adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP.

        On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the "Recovery Act") into law. Among other things, the Recovery Act imposes additional executive compensation restrictions on institutions that participate in the CPP for so long as any TARP assistance remains outstanding. Among these restrictions is a prohibition against making most severance payments to "senior executive officers", which term includes the principal executive officer, the principal accounting officer, and, generally, the three next most highly compensated executive officers of the institution, and to the next five most highly compensated employees. The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to the institution's five most highly compensated employees.

        Although First Mariner has applied with the U.S. Treasury to participate in the CPP, it has not yet done so. If First Mariner does participate, certain of our executive officers and employees would be subject to the foregoing compensation restrictions and First Mariner would be obligated to make quarterly dividend payments on its outstanding Treasury Preferred Securities. The terms of the Treasury Preferred Stock provide that the holders thereof are entitled to elect two directors to an institution's board of directors if it fails to make six quarterly dividend payments on the Treasury Preferred Stock. As noted elsewhere in this report, First Mariner elected in December 2008 to defer payments of interest under its junior subordinated debentures issued to the Trusts. The terms of the debentures prohibit First Mariner from paying dividends on any equity securities, which would include the Treasury Preferred Stock. Accordingly, if First Mariner participates in the CPP, it might choose, assuming its regulators consented, to resume interest payments under its debentures.

        As discussed above, the FDIC recently announced the TLGP that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions were covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt. We have elected to participate in the TLGP, and we anticipate that our regulatory costs will increase as a result.

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

Securities available for sale

        Securities available for sale are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term "other-than-temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

        The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, we also consider the issuer's financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer's financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer's ability to service debt, and any change in agencies' ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

        Loans repurchased are accounted for under American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Under the SOP, loans repurchased must be recorded at market value at the time of repurchase with any deficiency for recording the loan compared to proceeds paid charged to earnings. Repurchased loans are carried on the balance sheet in the loan portfolio. Any further change in the underlying risk profile or further impairment is recorded as a specific reserve in the allowance for loan losses through the provision for loan losses.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion compares our financial condition at December 31, 2008 to the financial condition at December 31, 2007 and results of operations for the years ended December 31, 2008, 2007, and 2006. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included elsewhere in this report.

Performance Overview

        We recorded a net loss of $15.088 million for 2008 compared to net loss of $10.063 million for 2007, with diluted losses per share totaling $(2.36) for 2008 compared to diluted losses per share of $(1.57) in 2007. The decrease in net income and earnings per share was a result of decreased gross revenue (net interest income and noninterest income) of $1.730 million or 2.5%, increased noninterest expenses of $1.629 million or 2.1%, and an increased provision for loan losses of $5.868 million or 65.8%. We recorded an income tax benefit of $12.512 million in 2008 compared to $8.310 million in 2007.

        Our results for 2008 were significantly impacted by persistent negative trends in the residential real estate markets, which began in the latter portion of 2006 and worsened considerably in 2007 and 2008. During 2008, we continued to address issues with previously repurchased and transferred high loan-to-value ratio/low documentation ("ALT A") loans and experienced increased negative trends in residential construction and development loans. The ALT A loans were primarily originated in 2005 and 2006 through our wholesale division and were repurchased due to delinquent payments by the borrower within the first 90 days of the loans term. During the first half of 2007, the Company repurchased the majority of the anticipated buybacks and progressed through the collection process. As declines in real estate values have continued, the Company provided for additional reserves throughout 2007 and 2008 for the anticipated loss exposure. Our results for 2008 and 2007 included $10.957 and $15.601 million, respectively, in pretax losses relating to its exposure to ALT A residential loans originated by its wholesale division. These charges included $5.802 million and $4.477 million in 2008 and 2007, respectively, for the write-down of foreclosed assets awaiting sales or assets sold at a loss, $3.934 million in 2007 for initial write-downs on loans placed into the Company's loan portfolio during the year, and $5.155 million and $7.190 million in 2008 and 2007, respectively, in additional provisions to the allowance for loan losses related to these loans. In addition to these losses, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status, the cost of carrying foreclosed properties, and higher legal and collection expenses relating to these loans.

        As of December 31, 2008, the Company had a total $9.079 million in real estate acquired through foreclosure that were originated as ALT A loans awaiting sale, with the vast majority being single family residential properties located in Northern Virginia. Additionally, we have $6.772 million of ALT A nonperforming loans in our loan portfolio with specific reserves totaling $1.444 million.

        Management discontinued its offering of ALT A loans through its wholesale lending division at the end of 2006, and believes its exposure to and resolution of its repurchase provisions for these products is substantially complete. Originations of loans through our retail delivery channel performed well and we experienced minimal repurchase and credit losses from retail originated loans. The Company closed its wholesale lending operation entirely in July of 2007. There were no loan repurchases during 2008 for early payment default.

        Our largest category of revenue, net interest income, increased $1.366 million or 3.1% due to higher levels of average earning assets, coupled with lower rates paid on interest-bearing liabilities. Noninterest income decreased $3.096 million or 12.8% due primarily to OTTI charges recorded on certain investment securities, partially offset by gains on retail banking branch sales (two branches) and increases in mortgage-banking revenue.

        Our increase in total expenses resulted primarily due to increased expenses for salaries, occupancy, and expenses related to real estate acquired through foreclosure. The increase of $5.868 million in the provision for loan losses reflects needed increases in the allowance for loan losses relating to weaknesses in the residential construction and development loan portfolio and to maintain reserve levels and replenish charge-offs of ALT A mortgage and residential construction and development loans. The provision for loan losses recorded resulted in an increase in the allowance for loan losses to 1.71% of total loans as of December 31, 2008 from 1.50% as of December 31, 2007. We recorded an income tax benefit of $12.512 million in 2008 compared to $8.310 million in 2007 due to the significant pretax loss and the recording of $585,000 in state tax credits during 2008.

        The return on average assets was (1.19)% for 2008 compared to (0.81)% for 2007. The return on average equity for 2008 was (24.37)% compared to (13.83)% for 2007. Average equity to average assets was 4.86% for 2008 compared to 5.85% for 2007. The decrease in both the return on average assets and the return on average equity was the result of the higher net loss in 2008.

        Our total assets increased by $60.675 million or 4.9% during 2008, reflecting strong loan origination volume. Earning assets increased $68.488 million or 6.4% from $1.076 billion in 2007 to $1.144 billion in 2008. Deposits increased by $45.280 million to $950.233 million at December 31, 2008 from $904.953 million at December 31, 2007. Stockholders' equity decreased $18.555 million or 28.7%, reflecting the 2008 loss, a decrease in other comprehensive income due to the decrease in the market value of securities classified as available for sale and interest rate swaps, and shares repurchased under our stock repurchase plan. These items were offset somewhat by shares sold and issued upon the exercise of options and in connection with our employee stock purchase plan.

        As a result of weakened residential real estate conditions, our asset quality deteriorated substantially due to weakened markets for residential real estate, which impacted all of our asset quality measures. We increased our allowance for loan losses to $16.777 million, which totaled 29.1% of nonperforming assets as of December 31, 2008, compared to 29.5% as of December 31, 2007, as our level of nonperforming assets to total assets increased to 4.42% at December 31, 2008 from 3.48% at December 31, 2007. Our level of loans 90 days delinquent and still accruing interest increased to $9.679 million from $3.019 million in 2007. Our ratio of net chargeoffs to average total loans was 1.22% in 2008 compared to 1.01% in 2007.

        Capital adequacy levels (as defined by banking regulation) declined from the level of "well-capitalized" at December 31, 2007 to "adequately-capitalized" at December 31, 2008. The ratios as of December 31, 2008 for our capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets were 4.3%, 5.0%, and 9.9%, respectively, compared to 6.9%, 8.2%, and 14.2%, respectively, at December 31, 2007. Our regulatory capital levels decreased due to the decline in stockholders' equity and disallowance of a portion of our deferred tax assets for regulatory capital ratios. The Bank's similar capital ratios as of December 31, 2008 were 6.0%, 7.0%, and 9.0%, respectively, which also exceeded levels for "adequately-capitalized." As a result of falling below "well-capitalized" levels, the Bank may not place brokered certificates of deposits without the granting of a waiver from its regulators.

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

        Net interest income for 2008 increased by $1.366 million to $46.046 million compared to $44.680 million for 2007, primarily due to higher levels of earning assets, decreased rates on interest-bearing liabilities, and an increase in the net interest margin. The yield on average earning assets decreased from 8.06% for 2007 to 7.50% for 2008 and the rates on average interest-bearing liabilities decreased from 4.39% for 2007 to 3.53% for 2008. Rates on both earning assets and interest-bearing liabilities decreased due to decreased market interest rates. Rates on average earning assets were also negatively impacted by higher levels of nonperforming assets during 2008 compared to 2007. Average earning assets increased from the 2007 level of $1.099 billion to $1.120 billion for 2008, while average interest-bearing liabilities increased from the 2007 level of $998.941 million to $1.077 billion for 2008.

        The net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, levels of nonperforming assets, and our distribution and pricing of deposits and borrowings. Our net interest margin (net interest income divided by average earning assets) increased to 4.11% for 2008, as compared to 4.07% for the comparable period in 2007, as the rates of interest-bearing sources of funds decreased more than the increases in average earning assets.

Interest income

        Total interest income decreased by $4.472 million mostly due to the decreased yield on average earning assets. Yields on earning assets for the period decreased to 7.50% from 8.06% due to the depressed rate environment in 2008. The yield on total loans decreased from 8.75% to 8.23% due to the decrease in market rates and a higher level of nonperforming assets. The yield on interest-bearing deposits decreased from 4.97% for 2007 to 1.79% for 2008. The drop in the interest-bearing deposit yield was primarily due to a significant drop in the Federal Funds and other market rates over the past twelve months.

        Average loans outstanding increased by $58.482 million, with increases in commercial loans and lines of credit (+$3.559 million), commercial mortgages (+$6.251 million), residential mortgages (+$36.051 million), and consumer loans (+$33.244 million), partially offset by decreases in consumer residential construction loans (-$3.641 million) and commercial construction loans (-$16.982 million). The decrease in both commercial and consumer residential construction loans is due primarily to the deterioration of the real estate market, which has led to the reduction of new construction. In addition, we had several large construction loans that converted to permanent residential mortgage loans during the year. The increases in commercial loans and lines of credit and in commercial mortgages are due to a continued focus on commercial lending. The increase in residential mortgage loans is due primarily to increased portfolio lending and the conversion of previous construction loans to permanent residential mortgage financing. Consumer loans increased due to increases in both Bank and Mariner Finance consumer lending. Average loans held for sale decreased $17.655 million, primarily due to faster execution of loans sales to investors in 2008. Average securities decreased by $23.620 million, due primarily to normal principal repayments on mortgage-backed securities and $24.891 million in sales of securities, partially offset by purchases of securities of $16.405 million.

Interest expense

        Interest expense decreased by $5.838 million, due to a decrease in the average rate paid on interest-bearing liabilities, from 4.39% for 2007 to 3.53% for 2008, which was partially offset by a higher level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 3.76% in 2007 to 3.06% in 2008 was driven primarily by decreases in the rates on money market accounts and certificates of deposit. Average interest-bearing deposits increased by $65.083 million primarily due to an increase in the volume of time deposits, mostly brokered deposits that we placed during 2008. An increase in average borrowings of $13.321 million was due primarily to increased borrowings on Mariner Finance's consumer finance line of credit to fund its consumer loan growth and additional short-term FHLB borrowings by the Bank. We experienced a decrease in the costs of borrowed funds from 6.17% for 2007 to 4.90% for 2008 due to the decline in variable-rate trust preferred security costs and lower short-term borrowing rates.

        The table below sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2008, 2007, and 2006.

Comparative Average Balances Yields and Rates

	2008			2007			2006
(dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Loans (2):
Commercial loans and lines of credit	$75,790	$4,511	5.95%	$72,231	$5,546	7.68%	$70,238	$4,803	6.84%
Commercial construction	117,539	7,320	6.23%	134,521	10,632	7.90%	123,188	10,968	8.90%
Commercial mortgages	298,863	22,110	7.40%	292,612	21,662	7.40%	335,584	24,557	7.32%
Consumer residential construction	87,831	5,497	6.26%	91,472	7,565	8.27%	113,053	8,977	7.94%
Residential mortgages	103,978	6,165	5.93%	67,927	3,238	4.77%	46,308	2,733	5.90%
Consumer	221,631	28,967	13.07%	188,387	25,441	13.50%	166,836	22,239	13.33%

Total loans	905,632	74,570	8.23%	847,150	74,084	8.75%	855,207	74,277	8.69%
Loans held for sale	59,925	3,447	5.75%	77,580	5,285	6.81%	101,841	7,877	7.73%
Investment securities, trading and available for sale	75,501	4,486	5.94%	99,121	5,372	5.42%	262,968	12,365	4.70%
Interest-bearing deposits	72,701	1,303	1.79%	68,694	3,411	4.97%	10,970	529	4.82%
Restricted stock investments, at cost	6,424	237	3.69%	6,123	363	5.93%	12,317	700	5.68%

Total earning assets	1,120,183	84,043	7.50%	1,098,668	88,515	8.06%	1,243,303	95,748	7.70%
Allowance for loan losses	(13,906)			(12,025)			(12,000)
Cash and other nonearning assets	166,880			157,440			129,867

Total assets	$1,273,157	84,043		$1,244,083	88,515		$1,361,170	95,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
NOW deposits	$13,249	77	0.58%	$9,858	21	0.21%	$10,945	24	0.22%
Savings deposits	54,918	180	0.33%	56,935	178	0.31%	67,164	205	0.31%
Money market deposits	210,003	3,085	1.47%	287,837	10,127	3.52%	241,039	7,855	3.26%
Time deposits	525,700	21,242	4.04%	384,157	17,446	4.54%	388,192	15,836	4.08%

Total interest-bearing deposits	803,870	24,584	3.06%	738,787	27,772	3.76%	707,340	23,920	3.38%
Borrowings	273,475	13,413	4.90%	260,154	16,063	6.17%	389,533	22,562	5.79%

Total interest-bearing liabilities	1,077,345	37,997	3.53%	998,941	43,835	4.39%	1,096,873	46,482	4.24%
Noninterest-bearing demand deposits	131,242			163,011			179,210
Other noninterest-bearing liabilities	2,654			9,359			9,008
Stockholders' equity	61,916			72,772			76,079

Total liabilities and stockholders' equity	$1,273,157	37,997		$1,244,083	43,835		$1,361,170	46,482

Net interest income/net interest spread		$46,046	3.97%		$44,680	3.67%		$49,266	3.46%

Net interest margin (3)			4.11%			4.07%			3.96%

(1)
There are no tax equivalency adjustments

(2)
The average balances of nonaccrual loans for the years ended December 31, 2008, 2007, and 2006, which are included in the average loan balances for these years, were $30.111 million, $18.465 million, and $3.817 million, respectively.

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

Rate/Volume Analysis (1)

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to Variance In			Change Due to Variance In
(dollars in thousands)	Rates	Volume	Total	Rates	Volume	Total
INTEREST INCOME
Loans:
Commercial loans and lines of credit	$(1,297)	$262	$(1,035)	$603	$140	$743
Commercial construction	(2,076)	(1,236)	(3,312)	(1,292)	956	(336)
Commercial mortgages	(15)	463	448	276	(3,171)	(2,895)
Consumer residential construction	(1,777)	(291)	(2,068)	360	(1,772)	(1,412)
Residential mortgages	921	2,006	2,927	(597)	1,102	505
Consumer	(841)	4,367	3,526	296	2,906	3,202

Total loans	(5,085)	5,571	486	(354)	161	(193)
Loans held for sale	(746)	(1,092)	(1,838)	(862)	(1,730)	(2,592)
Investment securities, trading and available for sale	482	(1,368)	(886)	1,660	(8,653)	(6,993)
Interest-bearing deposits	(2,296)	188	(2,108)	16	2,866	2,882
Restricted stock investments, at cost	(143)	17	(126)	29	(366)	(337)

Total interest income	(7,788)	3,316	(4,472)	489	(7,722)	(7,233)

INTEREST EXPENSE
Interest-bearing deposits:
NOW deposits	47	9	56	(1)	(2)	(3)
Savings deposits	8	(6)	2	2	(29)	(27)
Money market deposits	(4,809)	(2,233)	(7,042)	659	1,613	2,272
Time deposits	(2,087)	5,883	3,796	1,776	(166)	1,610

Total interest-bearing deposits	(6,841)	3,653	(3,188)	2,436	1,416	3,852
Borrowings	(3,465)	815	(2,650)	1,413	(7,912)	(6,499)

Total interest expense	(10,306)	4,468	(5,838)	3,849	(6,496)	(2,647)

Net interest income	$2,518	$(1,152)	$1,366	$(3,360)	$(1,226)	$(4,586)

(1)
Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income

        We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products ("brokerage fees"), commissions we earn on sales of insurance products, and income from BOLI. Our noninterest income for the year ended December 31, 2008 totaled $21.004 million, as compared to $24.100 million for the year ended December 31, 2007, a decrease of $3.096 million or 12.8%, due primarily to OTTI charges recorded on certain investment securities, partially offset by an increase in total mortgage-

banking revenue, including gains on sales of mortgage loans, the gains on the sales of former branches, and an increase in insurance sales commissions.

        Mortgage-banking revenue increased from $7.146 million for 2007 to $9.910 million for 2008 due to a larger volume of originations of loans, higher margins on loans sold, as well as increased values derived from rate lock commitments on loans in the mortgage loan pipeline. The volume of loans sold increased from $965.865 million in 2007 to $1.149 billion in 2008. The volume of loans we have originated has shifted from wholesale originations to retail and reverse mortgage production.

        Deposit service charges declined to $6.346 million in 2008 from $6.482 million for 2007 due to lower overdraft income and to a decline in the number of accounts in general. Insurance sales commissions increased $409,000 due to increased insurance product sales from Mariner Finance. We recognized an $814,000 net trading loss during 2008, compared to a net trading loss of $702,000 for the same period in 2007, mainly due to declines in value of borrowings accounted for at fair value ($950,000). These losses were partially offset by improved market values of trading assets of $136,000. Brokerage fees decreased $233,000 during 2008, as we realized lower mutual fund and annuity sales.

        We recognized $229,000 in gains on sales of securities in 2008, compared to $943,000 during 2007. During 2008, we also recognized $5.605 million in OTTI charges on three of our securities available for sale. See "Securities" discussion later in this section for more information on these other-than-temporary impairment charges and the related securities.

        We recognized $819,000 in net gains on the sales of our former Towson and Ocean City retail banking branches during 2008. These branches were sold as part of our ongoing practice of reviewing branch and market performance. Our other noninterest income not detailed in the table below decreased $323,000 or 19.0%, mainly the result of lower official check revenue.

        The following table shows the detail of our noninterest income:

	Years ended December 31,
(dollars in thousands)	2008	2007	2006
Origination fees and gain on sale of mortgage loans	$6,730	$4,430	$7,614
Other mortgage-banking revenue	3,180	2,716	2,892
ATM fees	3,188	3,219	3,161
Service fees on deposits	6,346	6,482	6,887
Loss on financial instruments carried at fair value	(814)	(702)	—
Gain (loss) on sales of securities, net	229	943	(3,037)
Other-than-temporary impairment charges on securities available for sale	(5,605)	—	—
Gain on sale of branches	819	—	—
Commissions on sales of nondeposit investment products	816	1,049	638
Income from bank-owned life insurance	1,505	1,439	1,117
Commissions on sales of other insurance products	3,231	2,822	2,671
Other	1,379	1,702	1,824

	$21,004	$24,100	$23,767

Noninterest Expense

        Our noninterest expenses increased $1.629 million or 2.1% to $79.867 million for 2008 compared to $78.238 million for the same period of 2007 primarily due to increased salaries and benefits, occupancy, and expenses for real estate acquired through foreclosure. Expenses for the Bank, including mortgage operations, declined $2.087 million, while Mariner Finance's expenses increased $3.716 million.

        Secondary marketing valuation expense decreased $3.579 million for 2008, and write-downs and costs of real estate acquired through foreclosure increased $1.325 million, as nonperforming ALT A loans moved through the foreclosure process. The net decrease in these line items combined is reflective of the decrease in our total ALT A loan exposure and the shift in cost to resolving the assets from setting up initial repurchase valuations. We believe we have substantially reached the end of our exposure to repurchasing ALT A loans and our remaining losses will depend to a large degree on future residential real estate values.

        Our salary and employee benefits expenses increased $1.014 million, or 2.8%, due to increased staffing levels related to branch expansion of consumer finance operations. Occupancy expenses and furniture, fixtures, and equipment expenses also increased by $1.296 million and $274,000, respectively, for the year ended December 31, 2008 due to the consumer finance operations expansion and increases in lease rates at Bank facilities.

        We recorded $1.040 million for a potential FDIC penalty related to prior lending practices. See additional information on provided in Item 1A of Part I of this report under the heading "The Bank May be Subject to a Regulatory Penalty Because of Past Lending Practices" and Item 3 of Part I of this report.

        Professional fees increased $353,000 as a result of increased legal fees associated with foreclosures and regulatory compliance legal costs. FDIC insurance premiums increased $282,000 from $605,000 in 2007 to $887,000 in 2008 due to an increase in our insurance rates during 2008.

        The following table shows the detail of our noninterest expense:

	Years ended December 31,
(dollars in thousands)	2008	2007	2006
Salaries and employee benefits	$37,274	$36,260	$34,990
Net occupancy	11,144	9,848	8,012
Furniture, fixtures, and equipment	3,876	3,602	3,162
Professional services	1,905	1,552	958
Advertising	921	1,219	1,341
Data processing	2,149	1,941	1,811
Service and maintenance	2,696	2,436	2,202
Office supplies	779	728	747
ATM expenses	1,014	1,030	962
Printing	673	573	602
Corporate insurance	722	560	517
Write-downs, losses, and costs of real estate acquired through foreclosure	5,802	4,477	224
FDIC premiums	887	605	109
Consulting fees	766	789	850
Marketing/promotion	628	821	1,059
Postage	932	949	906
Overnight delivery/courier	763	804	908
Security	195	258	233
Dues and subscriptions	493	522	562
Loan collection expenses	912	894	701
Secondary marketing valuation	355	3,934	4,450
Regulatory compliance settlement	1,040	—	—
Loan origination expense	541	1,084	450
Director fees	289	254	224
Employee education and training	243	228	350
Automobile expense	306	252	256
Travel and entertainment	505	552	710
Other	2,057	2,066	1,863

	$79,867	$78,238	$69,159

Income Tax Expense

        We recorded an income tax benefit of $12.512 million on a net loss before taxes of $27.600 million, resulting in an effective tax rate of (45.3)% for 2008 in comparison to an income tax benefit of $8.310 million on a net loss before taxes of $18.373 million, resulting in an effective tax rate of (45.2)% for 2007. The increase in the tax benefit was driven by the increase in pretax loss, as well as the recording of $585,000 in state tax credits during 2008. The tax credits reflect ones earned and awarded in 2003 through the One Maryland Economic Development ("One Maryland") tax credit program.

        The Bank has earned significant state tax incentives through its participation in the One Maryland and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will largely be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. During 2008, we utilized $585,000 in credit related to this incentive program as a portion of the credits earned are funded regardless of taxable income levels. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

        At December 31, 2008, we had approximately $39.000 million in state operating loss carryforwards, representing a deferred income tax asset of $2.073 million, and approximately $17.000 million in federal operating loss carryforwards, representing a deferred income tax asset of $5.951 million. Management has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2008.

Financial Condition

        At December 31, 2008, our total assets were $1.307 billion as compared to $1.247 billion at December 31, 2007, an increase of 4.8%. Earning assets increased $68.488 million or 6.4% to $1.144 billion at December 31, 2008 from $1.076 billion at December 31, 2007. The growth in assets was due primarily to an increase in loans outstanding (+$123.776 million), partially offset by decreases in loans held for sale (-$20.717 million), cash and due from banks (-$18.044 million), trading and available-for-sale securities (-$29.716 million), and other earning assets (-$4.855 million). We funded the growth in assets with increases in deposits (+$45.280 million) and short- and long-term borrowings (+$27.407 million).

        We continued to develop our bank branching and mortgage loan office network, expand our commercial and retail business development efforts, expand Mariner Finance, and successfully develop and market our deposit and loan products.

Securities

        Our investment portfolio at December 31, 2008 is comprised of marketable securities, with over 52% guaranteed by the U.S. government or U.S. government agencies. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed investments. At December 31, 2008, the average duration of our investment portfolio was 4.98 years, longer than the average duration of 4.49 years at December 31, 2007, primarily due to the increase in the projected lives of mortgage-backed securities and a higher mix of long-term trust preferred securities.

        We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with corporate investments and diversify the risk in the corporate portfolio. As of December 31, 2008, we held $12.566 million in securities classified as trading and $39.666 million in securities classified as available for sale ("AFS"). As of December 31, 2007, we held $36.950 million in securities classified as trading and $44.998 million in securities classified as AFS.

        Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each security in our available for sale portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.

Trading Securities

        As of January 1, 2007, we transferred $42.569 million of our investment securities from the available for sale portfolio to a trading portfolio. Since the end of 2007, these securities have increased in value and we recognized $136,000 in trading gains during 2008. During 2008, we sold $21.038 million in securities from the trading account. The entire trading security portfolio consists of mortgage-backed securities as of December 31, 2008 and 2007.

        The estimated fair values and weighted average yields of trading debt securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(dollars in thousands)	Estimated Fair Value	Weighted- Average Yield
Mortgage-backed securities—
Due five to ten years	$10,588	4.15%
Due after ten years	1,978	4.29%

	$12,566	4.17%

        Mortgage-backed securities are assigned to maturity categories based on their final maturity.

Securities Available for Sale

        Securities AFS declined $5.332 million due to normal principal payments on mortgage-backed securities, scheduled maturities of other securities, $3.853 million in securities sales, and a decline in market values, partially offset by purchases of securities of $16.405 million during 2008. In addition, we recorded $5.605 million in OTTI charges during 2008, $1.024 million of which was related to one of our corporate bonds, with the remaining related to two pooled trust preferred obligations. At December 31, 2008, our net unrealized loss on securities classified as available for sale totaled $8.191 million compared to a net unrealized loss of $2.997 million at December 31, 2007. The decline in value resulted primarily from declines in the values of trust preferred securities, particularly our holdings of two pooled trust preferred obligations that are considered temporarily impaired, which have an amortized cost of $5.042 million and a related unrealized loss of $3.892 million as of December 31, 2008.

        Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries, have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.

        The trust preferred securities we hold in our securities portfolio were issued by other banks and bank holding companies. Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, they continue to possess acceptable credit risk in management's opinion. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. We recorded an OTTI charge of $4.581 million during the year ended December 31, 2008 on trust preferred securities.

        All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased. We have the ability to hold these securities to maturity and we expect these securities will be repaid in full, with no losses realized. As such, management does not consider the impairments to be other-than-temporary.

        Our total investments in trust preferred securities, corporate obligations, and common equity securities totaled $15.665 million as of December 31, 2008 compared to $21.427 million as of December 31, 2007.

        Our securities available for sale portfolio composition is as follows as of December 31:

(dollars in thousands)	2008	2007	2006	2005	2004
Mortgage-backed securities	$22,248	$18,079	$62,281	$161,112	$200,708
Trust preferred securities	12,866	19,034	33,028	34,087	31,507
U.S. government agency notes	—	—	39,894	68,271	78,949
U.S. Treasury securities	1,003	1,017	998	986	1,000
Obligations of state and municipal subdivisions	—	2,975	2,965	2,969	2,973
Corporate obligations	2,548	1,915	1,988	1,777	—
Equity securities	251	478	1,395	1,310	1,531
Foreign government bonds	750	1,500	1,750	1,481	1,400
Other investment securities	—	—	2,991	4,946	4,897

	$39,666	$44,998	$147,290	$276,939	$322,965

        The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Equity securities are excluded as they have no state maturity.

		Unrealized
	Amortized Cost			Estimated Fair Value	Weighted- Average Yield
(dollars in thousands)		Gains	Losses
Mortgage-backed securities:
Due within one year	$27	$—	$—	$27	5.50%
Due one to five years	—	—	—	—	—
Due five to ten years	300	13	—	313	6.00%
Due after ten years	22,096	596	784	21,908	5.75%
Trust preferred securities:
Due after ten years	20,460	—	7,594	12,866	7.23%
U.S. Treasury securities:
Due within one year	1,000	3	—	1,003	4.88%
Corporate obligations:
Due one to five years	2,675	—	127	2,548	3.91%
Foreign government bonds:
Due within one year	400	—	—	400	4.65%
Due one to five years	350	—	—	350	4.05%

	$47,308	$612	$8,505	$39,415

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

        The following table sets forth the composition of our loan portfolio as of December 31:

(dollars in thousands)	2008	2007	2006	2005	2004
Commercial loans and lines of credit	$91,111	$72,590	$79,016	$67,759	$60,496
Commercial construction	109,484	129,272	137,155	112,383	63,847
Commercial mortgages	319,143	279,578	317,848	349,430	315,676
Consumer residential construction	69,589	86,621	98,066	126,708	135,841
Residential mortgages	138,323	84,892	56,221	40,817	41,589
Consumer	251,046	201,967	178,153	154,489	128,697

Total loans	$978,696	$854,920	$866,459	$851,586	$746,146

        Total loans increased $123.776 million during 2008. We experienced higher balances in commercial loans and lines of credit (+$18.521 million), commercial mortgage loans (+$39.565 million), residential mortgage loans (+$53.431 million), and consumer loans (+$49.079 million). Both commercial and consumer residential construction balances decreased (-$19.788 million and -$17.032 million, respectively). Although we have been aggressive in our loan origination activity, as evidenced by the growth in our total loan portfolio, the poor market environment has impacted the demand for construction and development lending products.

        Approximately 41.3% of our loans have adjustable rates as of December 31, 2008 compared to approximately 48.0% at December 31, 2007, including adjustable rate first mortgage loans indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall, the interest we earn would decline, thus impacting our interest income. See our discussion in "Interest Rate Sensitivity" later in this section for more information on interest rate fluctuations.

        The following table sets forth the maturity distribution for our loan portfolio at December 31, 2008. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
(dollars in thousands)	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Commercial loans and lines of credit	$41,943	$27,568	$17,520	$1,699	$1,926	$455	$91,111
Commercial construction	12,204	59,188	23,678	10,088	1,943	2,383	109,484
Commercial mortgages	83,146	20,507	132,414	48,302	4,193	30,581	319,143
Consumer residential construction	64,863	—	4,365	—	361	—	69,589
Residential mortgages	7,660	1,538	2,553	7,925	17,841	100,806	138,323
Consumer	53,265	12,685	67,415	49,218	36,724	31,739	251,046

Total loans	$263,081	$121,486	$247,945	$117,232	$62,988	$165,964	$978,696

Commercial Construction Portfolio

        Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the total included above, $62.056 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness during 2008 due to overall weakness in the residential housing sector. As of December 31, 2008, $12.139 million (20%) of these loans are on nonaccrual.

        The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of December 31, 2008:

(dollars in thousands)	Balance	Number of Loans
Raw residential land	$6,630	4
Residential subdivisions	23,407	21
Single residential lots	4,338	12
Single family construction	12,547	25
Townhome construction	2,817	8
Multi-family unit construction	12,317	8

	$62,056	78

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

        We provide for loan losses through the establishment of an allowance for loan losses by provisions charged against earnings. Our allowance represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

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

        The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function. Our methodology employs management's judgment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. We also evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

        A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a minimal period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a minimal period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at December 31, 2008 and December 31, 2007 totaled $26.695 million and $14.447 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $1.264 million at December 31, 2008 and $241,000 at December 31, 2007. The average recorded investment in commercial impaired loans was approximately $21.530 million and $14.287 million for the years ended December 31, 2008 and December 31, 2007, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

        The following table shows the breakout of commercial impaired loans at December 31:

(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$8,155	$2,268
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	18,540	12,179

	$26,695	$14,447

        In general, we place commercial impaired loans on nonaccrual status. Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. All payments made on nonaccrual loans are applied to the principal balance of the loan.

Consumer

        Our consumer portfolio includes residential mortgage loans and other loans to individuals. Consumer and residential mortgage loans, excluding repurchased and transferred ALT A loans, are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios. Certain loans in the consumer portfolio identified as having the potential for further deterioration are analyzed individually to confirm the appropriate risk rating and accrual status, and to determine the need for a specific reserve. Consumer loans originated by the Bank that are greater than 120 days past due are generally charged off. For consumer loans originated by Mariner Finance, all such loans greater than 90 days past due are considered nonaccrual and are generally charged off when they become 180 days past due.

        Consumer loans we consider impaired at December 31, 2008 and December 31, 2007 consisted of ALT A loans and totaled $20.945 million and $33.529 million, respectively, with $6.772 million and $9.203 million classified as nonaccrual as of December 31, 2008 and December 31, 2007, respectively. The specific reserve for loan losses for consumer impaired loans was approximately $1.444 million at December 31, 2008 and $2.303 million at December 31, 2007. The average recorded investment in consumer impaired loans was approximately $26.214 million and $26.071 million for the years ended December 31, 2008 and 2007, respectively.

        The following table shows the breakout of consumer impaired loans at December 31:

(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$7,410	$10,654
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	13,535	22,875

	$20,945	$33,529

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

        Additional information about our nonaccrual loans, including interest income that we would have received had these loans been performing according to their contractual terms, is found in Note 4 to our consolidated financial statements included in Item 8 of Part II of this report.

Repurchased Mortgage Loans

        In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase. At December 31, 2008, we maintained $6.335 million of loans repurchased in accordance with covenants in our sales agreements with investors.

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

        We believe our exposure to and resolution of our repurchase obligations are substantially complete. We did not repurchase any loans due to early payment default during 2008.

        The following table shows the total portfolio of repurchased loans and their status:

As of December 31, 2008:

(dollars in thousands)	Principal Balance at Repurchase	Initial Write-Down	Carrying Value	Additional Allocated Reserves (1)
Nonaccrual 1st mortgages	$2,974	$8	$2,966	$335
Nonaccrual 2nd mortgages	73	24	49	49
Delinquent 1st mortgages (2)	325	—	325	—
Modifications (3)	3,163	168	2,995	205

	$6,535	$200	$6,335	$589

As of December 31, 2007:

(dollars in thousands)	Principal Balance at Repurchase	Initial Write-Down	Carrying Value	Additional Allocated Reserves (1)
Nonaccrual 1st mortgages	$8,317	$485	$7,832	$588
Nonaccrual 2nd mortgages	390	117	273	272
Delinquent 1st mortgages (2)	1,625	—	1,625	115
Modifications (3)	8,132	583	7,549	467
Current loans	457	—	457	32

	$18,921	$1,185	$17,736	$1,474

(1)
Additional allocated reserves are included in the allowance for loan losses

(2)
Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications

(3)
Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

        All ALT A loans which were 90 days delinquent as of December 31, 2008 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve. All other ALT A loans were evaluated collectively for impairment.

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

        We maintain $11.799 million in first-lien mortgage loans and $2.811 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively. These loans are primarily ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid. All of the loans transferred were current with respect to principal and interest payments at the time of transfer. Currently, $3.757 million of these loans are on nonaccrual. Specific reserves for all transferred loans amounted to $855,000.

        Information on the activity in transferred loans and related accretable yield is as follows for the years ended December 31:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Beginning balance	$16,907	$43	$1,114	$—	$15,793	$43
Additional transfers	1,655	17,860	197	1,175	1,458	16,685
Loans moved to real estate acquired through foreclosure	(1,338)	(79)	(47)	—	(1,291)	(79)
Charge-offs	(1,314)	(794)	(8)	—	(1,306)	(794)
Payments/amortization	(469)	(123)	(425)	(61)	(44)	(62)

Ending balance	$15,441	$16,907	$831	$1,114	$14,610	$15,793

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

        Our total allowance at December 31, 2008 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

        The following table summarizes the activities in our allowance for loan losses for the years ended December 31:

(dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses, beginning of year	$12,789	$12,399	$11,743	$9,580	$8,692

Loans charged off:
Commercial loans and lines of credit	—	(67)	—	(15)	—
Commercial construction	(401)	(1,481)	—	—	(4)
Commercial mortgages	(630)	(495)	—	—	—
Consumer residential construction	(331)	—	(186)	—	(251)
Residential mortgages	(4,658)	(1,038)	(99)	—	—
Consumer (1)	(5,446)	(5,908)	(1,740)	(1,492)	(1,318)

Total loans charged off	(11,466)	(8,989)	(2,025)	(1,507)	(1,573)

Recoveries:
Commercial loans and lines of credit	13	—	—	—	—
Commercial construction	—	—	—	—	—
Commercial mortgages	3	—	—	—	—
Consumer residential construction	—	—	22	89	11
Residential mortgages	9	43	—	—	—
Consumer	367	421	344	294	207

Total recoveries	392	464	366	383	218

Net charge-offs	(11,074)	(8,525)	(1,659)	(1,124)	(1,355)

Allowance for acquired loans (2)	279	—	—	—	—
Provision for loan losses	14,783	8,915	2,315	3,287	2,243

Allowance for loan losses, end of period	$16,777	$12,789	$12,399	$11,743	$9,580

Loans (net of premiums and discounts):
Period-end balance	$978,696	$854,920	$866,459	$851,586	$746,146
Average balance during period	905,632	847,150	855,207	804,719	652,506
Allowance as a percentage of period-end loan balance	1.71%	1.50%	1.43%	1.38%	1.28%
Percent of average loans:
Provision for loan losses	1.63%	1.05%	0.27%	0.41%	0.34%
Net charge-offs	1.22%	1.01%	0.19%	0.14%	0.21%

(1)
Includes $1.506 million and $3.545 million of ALT A second mortgage loans for 2008 and 2007, respectively.

(2)
Allowance acquired in a transaction with Loans, USA

        The following table summarizes our allocation of allowance by loan type as of December 31:

	2008			2007			2006
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial loans and lines of credit	$824	4.9%	9.3%	$606	4.7%	8.5%	$926	7.5%	9.1%
Commercial construction	2,702	16.1%	11.2%	1,456	11.4%	15.1%	2,749	22.2%	15.8%
Commercial mortgages	2,985	17.8%	32.6%	2,316	18.1%	32.7%	3,073	24.8%	36.7%
Consumer residential construction	583	3.5%	7.1%	719	5.6%	10.1%	1,068	8.6%	11.3%
Residential mortgages	1,576	9.4%	14.1%	1,542	12.1%	10.0%	28	0.2%	6.5%
Consumer	4,683	27.9%	25.7%	4,021	31.4%	23.6%	2,928	23.6%	20.6%
Unallocated	3,424	20.4%	—	2,129	16.7%	—	1,627	13.1%	—

Total	$16,777	100.0%	100.0%	$12,789	100.0%	100.0%	$12,399	100.0%	100.0%

	2005			2004
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial loans and lines of credit	$1,302	11.1%	8.0%	$1,819	19.0%	8.1%
Commercial construction	1,031	8.8%	13.2%	508	5.3%	8.6%
Commercial mortgages	2,908	24.8%	41.0%	2,804	29.3%	42.3%
Consumer residential construction	1,461	12.4%	14.9%	1,523	15.9%	18.2%
Residential mortgages	18	0.1%	4.8%	20	0.2%	5.6%
Consumer	2,242	19.1%	18.1%	1,653	17.2%	17.2%
Unallocated	2,781	23.7%	—	1,253	13.1%	—

Total	$11,743	100.0%	100.0%	$9,580	100.0%	100.0%

        Based upon management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $16.777 million and $12.789 million as of December 31, 2008 and December 31, 2007, respectively. The increase in the allowance reflects management's ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), increases in the allowance for residential construction and development loans (included in commercial construction in the above table) which received internal risk rating downgrades during 2008 (general reserves), as well as increases to reflect negative market trends and other qualitative factors (unallocated reserves). The allowance for loan losses may not move in direct proportion to changes in our overall trends in delinquent, nonperforming, or impaired loans. The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

        Specific and general reserves for the construction portfolios (commercial and consumer residential) and commercial mortgage loan portfolio increased $1.110 million and $669,000, respectively, and reflect management's increased estimate of required reserves for these portfolios. Increased levels of delinquency, lower collateral values, and a greater number of construction and development and commercial mortgage loans receiving internal risk rating downgrades resulted in the increased allowance levels for these loan portfolios.

        Specific and general reserves for consumer loans increased $662,000 due to greater delinquency and collateral value declines in both repurchased and transferred ALT A second mortgage loans and increased reserves related to the increased volume of consumer finance loans. Our unallocated portion of the allowance has also increased as general market, economic, and other factors have significantly changed during 2008.

        The provision for loan losses recognized to maintain the allowance was $14.783 million for 2008 as compared to $8.915 million for 2007. We recorded net charge-offs of $11.074 million during 2008 compared to net charge-offs of $8.525 million in 2007, primarily due to increases in net charge-offs of ALT A first and second mortgages. Additionally, charge offs in 2008 included $630,000 in commercial mortgages and $732,000 in consumer and commercial construction loans. During 2008, net charge-offs as compared to average loans outstanding increased to 1.22%, as compared to 1.01% during 2007. Net charge-offs for the Bank totaled $7.974 million, while Mariner Finance net charge-offs were $3.100 million during 2008.

        On December 31, 2008, Mariner Finance acquired substantially all of the assets of Loans USA, Incorporated and its subsidiary, Loans USA Consumer Discount Company of PA, Inc. As a part of that transaction, Mariner Finance acquired a $279,000 allowance for loan losses related to the acquired loan portfolio.

        Our allowance as a percentage of outstanding loans has increased from 1.50% as of December 31, 2007 to 1.71% as of December 31, 2008, reflecting the changes in our loss estimates and the increases resulting from the application of our loss estimate methodology. Management believes the allowance for loan losses is adequate as of December 31, 2008.

Nonperforming Assets

        Nonperforming assets, expressed as a percentage of total assets, totaled 4.42% at December 31, 2008 and 3.48% at December 31, 2007. The following tables show the distribution of nonperforming assets and loans greater than 90 days past due as of December 31:

(dollars in thousands)	2008	2007	2006	2005	2004
Nonaccruing loans:
Commercial loans and lines of credit	$603	$—	$1,158	$1,015	$—
Commercial construction	14,544	5,268	—	—	—
Commercial mortgages	4,134	3,926	575	687	3,476
Consumer residential construction	8,222	3,362	539	393	433
Alt A first and second mortgages	6,772	9,203	613	—	—
Other residential mortgages	1,343	823	257	45	—
Other consumer	3,145	1,807	1,016	879	719

	38,763	24,389	4,158	3,019	4,628

Real estate acquired through foreclosure:
Commercial loans and lines of credit	—	—	—	—	——
Commercial construction	4,909	3,601	—	—	——
Commercial mortgages	2,080	1,101	—	866	——
Consumer residential construction	2,826	2,299	349	65	65
Alt A first and second mortgages	9,079	11,980	527	—	—
Other residential mortgages	—	—	1,564	—	—
Other consumer	100	—	—	—	—

	18,994	18,981	2,440	931	65

Total nonperforming assets	$57,757	$43,370	$6,598	$3,950	$4,693

Loans past-due 90 days or more and accruing:
Commercial loans and lines of credit	$—	$92	$—	$—	$600
Commercial construction	210	—	14,339	—	—
Commercial mortgages	1,634	663	1,939	—	—
Consumer residential construction	1,587	219	1,044	531	981
Alt A first and second mortgages	1,519	1,825	9,842	—	—
Other residential mortgages	1,739	—	—	328	43
Other consumer	2,990	220	110	1	34

	$9,679	$3,019	$27,274	$860	$1,658

        Nonaccrual loans increased $14.374 million in total. Nonaccrual construction and development loans (exclusively residential) increased $14.136 million, reflecting negative market conditions, including slowing sales of new construction and declines in sales values. These factors have contributed to a greater number of our borrowers in these categories becoming significantly delinquent in their payments. Partially offsetting this increase was a decline of $2.431 million of ALT A first- and second-lien mortgages classified as nonaccrual as of December 31, 2008. The decrease reflects a number of loans processing through foreclosure and being transferred to real estate acquired through foreclosure during 2008.

        Nonaccrual commercial construction and consumer residential construction loans increased $14.136 million from December 31, 2007 to December 31, 2008. The increase consisted of the addition of eight commercial construction loans in the amount of $13.189 million and seven consumer construction loans in the amount of $6.024 million, partially offset by write-downs and pay-downs of certain loans of approximately $2.000 million and transfers to real estate acquired through foreclosure of approximately $3.000 million. The allowance for impaired commercial loans increased from $241,000 at December 31, 2007 to $1.264 million as of December 31, 2008, which represented the fair value deficiencies for those loans for which the net fair value of the collateral was estimated at less than our carrying amount of the loan. Not all of the loans placed on nonaccrual since December 31, 2007 required impairment reserves, as some of the loans' collateral had estimated fair values greater than the carrying amount of the loan.

        Real estate acquired through foreclosure remained relatively constant at $18.994 million as of December 31, 2008 compared to $18.981 million as of December 31, 2007. The largest category of foreclosed assets continues to be individual residential properties. These properties have a concentration (approximately 50%) in the northern Virginia region and are currently being carried at approximately 60% of their original appraised amount. Real estate acquired through foreclosure is carried at fair value and is not included as part of the allowance for loan loss totals.

        Loans 90 days delinquent and accruing increased from $3.019 million at December 31, 2007 to $9.679 million as of December 31, 2008, primarily due to increases in delinquent commercial mortgage, commercial and consumer construction, and consumer loans. Commercial mortgage loans 90 days delinquent and accruing grew by $971,000 and totaled $1.634 million as of December 31, 2008. This total is made up of four loans, with the largest loan totaling $920,000. Construction and development loans increased to $1.797 million and consisted of four loans, with the largest loan totaling $788,000. Consumer loans 90 days delinquent and accruing increased $2.770 million, and included a large first lien position home equity line of credit with a balance of $2.100 million. We expect to collect all amounts due on these loans, including interest.

Troubled Debt Restructures ("TDRs")

        Troubled debt restructures, which are loans that have been restructured due to the borrower's inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $9.074 million for 2008 and $10.474 million for 2007. We initially measure impairment of TDRs on a loan-by-loan basis. All of our TDRs as of December 31, 2008 and December 31, 2007 were collateral dependent and, therefore, any impairment was determined using the fair value of the collateral.

Potential Problem Loans

        Potential problem loans consist of loans that are currently performing in accordance with contractual terms; however, management has designated these assets as potential problem loans due to concerns about the ability of the obligor to continue to comply with repayment terms that may result from the obligor's potential operating or financial difficulties. At the end of 2008, loans of this type that are not included in the above table of nonperforming and past-due loans amounted to approximately $74.158 million, compared to $32.710 million at the end of 2007. Potential problem commercial loans, including loans secured by real estate, increased $41.939 million, while consumer residential construction potential problem loans decreased by $491,000. Ninety-one of the loans (93% of total potential problem loans) are commercial relationships that are well secured by commercial real estate and other business assets that are considered sufficient to collect all amounts due in the event of deterioration in the customer's financial condition. The remaining 24 loans (7% of total potential problem loans) are consumer residential construction loans that are well secured by property with residential real estate as the highest and best use and have an appraised value in excess of the carrying value of the loan. The average relationship was $901,000 and the largest relationship was $8.035 million. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be reclassified as nonperforming or impaired loans in the future.

Deposits

        We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking, savings, money market, and certificates of deposit and are obtained primarily from communities we serve.

        Deposits totaled $950.233 million as of December 31, 2008, increasing $45.280 million or 5.0% over the December 31, 2007 balance of $904.953 million. The increase in deposits was primarily due to an increase in time deposits, partially offset by decreases in all other deposit categories. During 2008, we held approximately $125.000 million in brokered time deposits, which we used to fund increased residential mortgage originations and bolster our overall liquidity position. The mix of deposits has changed somewhat during 2008, with a higher percentage of interest-bearing nontransaction accounts and less noninterest-bearing demand and interest-bearing transaction accounts as of December 31, 2008 compared to December 31, 2007. Additionally, we have experienced a decline in money market accounts and an increase in time deposits as customer preference has shifted to higher yielding certificates of deposit. The following table details the average amount and the average rate paid for each category of deposits as of December 31:

	2008		2007		2006
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$13,249	0.58%	$9,858	0.21%	$10,945	0.22%
Money market accounts	210,003	1.47%	287,837	3.52%	241,039	3.26%
Savings accounts	54,918	0.33%	56,935	0.31%	67,164	0.31%
Certificates of deposit	525,700	4.04%	384,157	4.54%	388,192	4.08%

Total interest-bearing deposits	803,870	3.06%	738,787	3.76%	707,340	3.38%
Noninterest-bearing demand deposits	131,242		163,011		179,210

Total deposits	$935,112	2.63%	$901,798	3.08%	$886,550	2.70%

        The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

(dollars in thousands)	2008	2007
Maturing in:
3 months or less	$27,740	$13,870
Over 3 months through 6 months	35,029	70,361
Over 6 months through 12 months	63,940	23,118
Over 12 months	62,181	49,319

	$188,890	$156,668

        Core deposits represent deposits which we believe will not be affected by changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. At December 31, 2008, our core deposits were $422.191 million. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

        Our borrowings consist of short-term promissory notes issued to certain qualified investors, a warehouse line of credit (closed in 2007), short-term and long-term advances from the FHLB, a mortgage loan, and a line of credit to finance consumer receivables. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

        Long-term borrowings, which totaled $177.868 million and $155.130 million at December 31, 2008 and December 31, 2007, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finance receivables, and a mortgage loan on our former headquarters building. The amortized cost of long-term FHLB advances totaled $85.000 million as of December 31, 2008 and 2007; however, $60.000 million of the advances are recorded at fair value ($64.073 million) in accordance with SFAS No. 159, making the total carrying amount of FHLB advances $89.073 million. As of December 31, 2008 and December 31, 2007, the balance on the mortgage loan was $9.249 million and $9.407 million, respectively, and the balance on the consumer finance line of credit was $79.546 million and $57.600 million, respectively.

        Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings increased from $37.509 million at December 31, 2007 to $43.128 million at December 31, 2008, due to additional FHLB borrowings, partially offset by a decline in short-term promissory notes.

        See Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this report for further details about our borrowings and additional borrowing capacity.

        In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through the Trusts, which are wholly owned by First Mariner. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner's equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner. The debentures are the sole assets of the Trusts. Aggregate debentures as of December 31, 2008 and December 31, 2007 were $73.724 million.

        The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption. The subordinated debentures are redeemable prior to maturity at First Mariner's option on or after its optional redemption dates. On December 22, 2008, First Mariner announced that it was electing to suspend interest payments on the debentures, beginning with the January 7, 2009 payment. This deferment is permitted under the terms of the debentures and does not constitute an event of default. The debentures continue to accrue interest, which will have to be fully repaid prior to the expiration of the deferral period. The total deferral period may not exceed 20 consecutive quarters.

        First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

Capital Resources

        Stockholders' equity decreased $18.555 million in 2008 to $46.015 million at December 31, 2008 from $64.570 million at December 31, 2007. Retained (deficit) earnings declined by the net loss of $15.088 million for 2008.

        Common stock and additional paid-in-capital increased by $288,000 due to stock issued through the employee stock purchase plan ($283,000) and stock compensation awards ($72,000), partially offset by repurchases of common stock ($67,000). Accumulated other comprehensive loss increased by $3.755 million due to the decline in estimated fair value of the available for sale securities portfolio, primarily trust preferred securities and a decrease in the fair value of our interest rate swap, partially offset by the OTTI charge recognized in income.

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

        To date, we have provided for our capital requirements mainly through the funds we received from stock offerings and issuances of trust preferred securities. In the future, we may consider raising capital from time to time through an offering of common stock or other securities. As reflected in the table below, both the Company and the Bank have exceeded their capital adequacy requirements as of December 31, 2008 and 2007. As of December 31, 2007, the Bank was "well capitalized" under the regulatory framework for prompt corrective action. During 2008, the realized net loss reduced capital to the point that as of December 31, 2008, the Bank was considered "adequately capitalized." We continually monitor our capital adequacy ratios to ensure that we exceed regulatory capital requirements.

        As of December 31, 2008, First Mariner had a total of $71.500 million in outstanding Trust Preferred Securities, of which amount, $17.193 million was eligible for and included in Tier 1 capital and $41.350 million of the remaining Trust Preferred Securities was included in Tier II capital. The total amount of our Trust Preferred Securities allowable as part of capital was limited to $58.543 million as of December 31, 2008.

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

        Our capital position is presented in the following table:

	December 31,			Minimum Requirements for Capital Adequacy Purposes
					To be Well Capitalized Under Prompt Corrective Action Provision
	2008	2007	2006
Regulatory capital ratios:
Leverage:
Consolidated	4.3%	6.9%	7.8%	4.0%	5.0%
Bank	6.0%	7.1%	7.3%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Consolidated	5.0%	8.2%	10.0%	4.0%	6.0%
Bank	7.0%	8.6%	9.6%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	9.9%	14.2%	15.6%	8.0%	10.0%
Bank	9.0%	10.4%	11.7%	8.0%	10.0%

        We have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner. The material terms of these agreements require us to: (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses; (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain our "well capitalized" status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

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

        The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively "commitments"), which totaled $334.540 million at December 31, 2008. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $62.389 million, or 18.6% of the total at December 31, 2008, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $166.894 million, or 49.9% of the total at December 31, 2008, generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.583 million, or 4.7%, of the total at December 31, 2008, generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $14.430 million, or 4.3% of the total at December 31, 2008, are generally open ended. At December 31, 2008, available home equity lines totaled $75.244 million, or 22.5% of the total. Home equity credit lines generally extend for a period of 15 years, before being converted to an amortizing loan.

        Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of December 31, 2008, we plan on expending approximately $600,000 in the next 12 months on our premises and equipment.

        Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

        The Bank's principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest-bearing deposits), available for sale and trading securities, loans held for sale, deposit accounts, brokered deposits, and borrowings. The levels of such sources are dependent on the Bank's operating, financing, and investing activities at any given time. We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $67.339 million at December 31, 2008, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as either available for sale or trading, is highly marketable, and available to meet our liquidity needs. Loans held for sale, which totaled $60.203 million at December 31, 2008, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first mortgages and sold into the secondary market. Our loan to deposit ratio stood at 103.0% as of December 31, 2008 and 94.5% at December 31, 2007.

        We also have the ability to utilize established credit as an additional source of liquidity. To use the vast majority of our credit lines, we must pledge certain loans and/or investment securities before advances can be obtained. As of December 31, 2008, we maintained lines of credit totaling $336.729 million, with funding capacity of $119.045 million based upon loans and investments eligible and available for pledging.

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

        Our interest rate sensitivity position as of December 31, 2008 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayments assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2008, our cumulative interest sensitive liabilities exceeded our cumulative interest sensitive assets within a one year period by $59.830 million or 4.6% of total assets, compared to interest sensitive assets exceeding interest sensitive liabilities by $104.458 million or 8.4% as of December 31, 2007. The change in our interest rate sensitivity gap occurred primarily due to additional short-term borrowings and shorter-term certificates of deposit during 2008.

(dollars in thousands)	180 days or less	181 days– one year	One–five years	> 5 years or non- sensitive	Total
Interest-earning assets:
Interest-bearing deposits	$46,294	$—	$—	$—	$46,294
Investment securities	25,398	4,989	12,710	9,135	52,232
Restricted stock investments	7,066	—	—	—	7,066
Loans held for sale	60,203	—	—	—	60,203
Loans	433,831	110,279	371,593	62,993	978,696

Total interest-earning assets	$572,792	$115,268	$384,303	$72,128	$1,144,491

Interest-bearing liabilities:
Savings accounts	$4,507	$4,059	$32,688	$10,296	$51,550
NOW accounts	731	731	5,890	2,724	10,076
Money market accounts	130,441	2,518	20,279	9,376	162,614
Certificates of deposit	234,934	199,330	176,589	389	611,242
Borrowings and junior subordinated debentures	170,639	—	110,759	13,322	294,720

Total interest-bearing liabilities	$541,252	$206,638	$346,205	$36,107	$1,130,202

Interest rate sensitive gap position:
Period	$31,540	$(91,370)	$38,098	$36,021
% of assets	2.41%	(6.99)%	2.91%	2.76%
Cumulative	$31,540	$(59,830)	$(21,732)	$14,289
% of assets	2.41%	(4.58)%	(1.67)%	1.09%
Cumulative risk sensitive assets to risk sensitive liabilities	105.83%	92.00%	98.01%	101.26%

        While we monitor interest rate sensitivity reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2008, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(1.84)%	(1.22)%

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

        We are party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both us and the borrower for specified periods of time. When the borrower locks an interest rate, we effectively extend a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but we must honor the interest rate for the specified time period. We are exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. We utilize forward sales commitments to economically hedge the changes in fair value of the loan due to changes in market interest rates.

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

        Outstanding loan commitments, unused lines of credit, and letters of credit were as follows at December 31, 2008:

(dollars in thousands)
Commitments to extend credit	$229,283
Unused lines of credit	105,257
Letters of credit	4,151

$338,691

Potential Loan Repurchases

        We are not aware of any repurchase obligations pending as of December 31, 2008.

Contractual Obligations

        First Mariner has certain obligations to make future payments under contract. At December 31, 2008, the aggregate contractual obligations and commitments are:

	Payments Due by Period
(dollars in thousands)	Total	Less than one year	Over 1–3 years	Over 3–5 years	After 5 years
Certificates of deposit	$611,242	$406,520	$162,955	$41,767	$—
Borrowings and junior subordinated debentures	294,720	43,128	143,619	—	107,973
Annual rental commitments under noncancelable leases	31,566	5,481	8,546	6,431	11,108

	$937,528	$455,129	$315,120	$48,198	$119,081

Derivatives

        We maintain and account for hedging derivatives, in the form of swaps, interest rate lock commitments, and forward sales commitments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects. We recognize any gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statement of Operations.

        Mariner Finance has entered into swap contracts to hedge the economic impact of its consumer finance receivables line of credit. The swap is intended to decrease the volatility of the variable nature of the interest rate associated with the line of credit and ultimately decrease interest sensitivity.

        The Bank, through First Mariner Mortgage, enters into interest rate lock commitments, under which we originate residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these rate lock commitments, we protect the

Company from changes in interest rates through the use of forward sales commitments, primarily in bulk ("mandatory delivery").

        Under mandatory delivery commitments, we are exposed to price risk from the time a rate lock commitment is made to a mortgage applicant until the time the mortgage loan is sold. To manage this risk we use forward sales of agency mortgage-backed securities. Additionally, under mandatory delivery commitments, we remain exposed to basis risk in that the changes in value of our hedges may not equal or completely offset the changes in value of the rate commitments being hedged. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We also mitigate counterparty risk by entering into mandatory delivery commitments with proven counterparties and forward sales of mortgage-backed securities with pre-approved financial intermediaries.

        The market value of rate lock commitments is not readily ascertainable with precision because rate lock commitments are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close.

        Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2008		2007
(dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swaps	$60,000	$61,199	$—	$—
Interest rate lock commitments	166,894	169,957	18,867	18,843
Forward contracts to sell mortgage-backed securities	100,000	98,496	—	—

        Changes in interest rates could materially affect the fair value of the swaps, the interest rate lock commitments, or the forward sales commitments. In the case of the loan related derivatives, fair value is also impacted by the probability that the rate lock commitment will close ("fallout factor"). In addition, changes in interest rates could result in changes in the fallout factor, which might magnify or counteract the sensitivities. This is because the impact of an interest rate shift on the fallout ratio is non-symmetrical and non-linear.

Impact of Inflation and Changing Prices

        Inflation may be expected to have an impact on our operating costs and thus on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly.

        Our consolidated financial statements and notes thereto included in Item 8 of Part II of this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. We believe that the impact of inflation was not material for 2008 or 2007.

Recent Accounting Pronouncements

        See Note 23 to our Consolidated Financial Statements included in Item 8 of Part II of this report for discussion of recent accounting pronouncements.

Financial Review 2007/2006

Cumulative Effect of Accounting Change

        We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, effective January 1, 2007. The effect of adopting this statement on existing eligible items at the time of adoption is recorded as a cumulative effect of accounting change in the financial statements through retained earnings and is detailed as follows:

(dollars in thousands)	Balance Sheet January 1, 2007 Prior to Adoption	Net Loss Upon Adoption	Balance Sheet January 1, 2007 After Adoption of Fair Value Option
Investment trading securities	$42,569	$(1,618)	$40,951
Long-term debt	60,000	(2,038)	62,038

Pretax cumulative effect of adoption of the fair value option		(3,656)
Increase in deferred tax assets		1,348

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(2,308)

        We also adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2007 for our BOLI. The cumulative effect of the accounting change recorded as a reduction to retained earnings was $135,000, which recognized the cumulative liability for payments owed to employees from the Company upon their death.

Results Review

        For the year ended December 31, 2007, we recorded a net loss of $10.063 million or $(1.57) per diluted share, a decrease of 623.0% from net income of $1.924 million or $0.29 per diluted share in 2006. Our gross revenue (net interest income and noninterest income) decreased $4.253 million and our noninterest expenses, the provision for credit losses, and income taxes increased by $7.734 million.

        Our net interest income for 2007 decreased $4.586 million or 9.3% from 2006, primarily due to lower levels of earning assets and higher levels of nonperforming assets, which more than offset an increase in the net interest margin. The yield on average earning assets increased from 7.70% for 2006 to 8.06% for 2007 and the rates on average interest-bearing liabilities increased from 4.24% for 2006 to 4.39% for 2007. Rates on both earning assets and interest-bearing liabilities increased due to increased market interest rates. Although market interest rates declined over the last half of 2007, they were still higher on average than for the same time in 2006. Earning asset rate increases were also favorably impacted by a higher mix of higher yielding consumer loans as a percentage of earning assets. Average earning assets decreased from the 2006 level of $1.243 billion to $1.099 billion for 2007, while average interest-bearing liabilities decreased from the 2006 level of $1.097 billion to $998.941 million for 2007. Our net interest margin increased 11 basis points to 4.07% in 2007 compared to 3.96% in 2006.

        Our provision for loan losses increased to $8.915 million in 2007 from $2.315 million in 2006. Our allowance for loan losses at December 31, 2007 represented 1.50% of loans outstanding, an increase from December 31, 2006 of 1.43% of loans outstanding. We recognized net chargeoffs of $8.525 million in 2007 compared to $1.659 million in 2006.

        Our total noninterest income increased 1.4% to $24.100 million, which included a net gain on sales of securities of $943,000 in 2007 compared to a net loss on sales of securities of $3.037 million in 2006. Excluding gains and losses on sales of securities, our noninterest income decreased $3.647 million or

13.6%. The decrease was mostly due to a decrease in our revenue from mortgage-banking activities due to lower loan sales volumes, reversals of gains recognized on previously sold mortgage loans which had to be repurchased, and lower profit spreads on loans sold.

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

        The United States has entered into an economic downturn. The economic downturn generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the customers to which we have made, or will make, loans may also be susceptible to the economic downturn, which may affect the ability of our customers to repay loans, thereby, increasing the level of our nonperforming assets. The economic downturn may also decrease the value of collateral securing some of our loans, as well as the value of our securities investments, which could affect our operations and financial results, as well as decrease our ability to borrow under our credit facilities or raise equity capital. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facilities on reasonable terms, if at all. We do not know when market conditions will stabilize, if adverse conditions will intensify, or the full extent to which the disruptions will affect us. Also, it is possible that continued instability of the financial markets could have other, unforeseen material effects on our business.

        As of December 31, 2008, we have a significant amount of loans that we either repurchased from investors or transferred from our held for sale portfolio with collateral located in Northern Virginia, where the housing market has declined dramatically. See our discussion of repurchased loans in Item 7 of Part II of this report under the heading "Credit Risk Management."

        We also face market risk related to interest rates that arises from our lending, investing, and deposit taking activities. Our profitability is largely dependent on the Bank's net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. For a discussion of this interest rate risk, see Item 7 of Part II of this report under the heading "Interest Rate Sensitivity".

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/S/ STEGMAN & COMPANY

Baltimore, Maryland
March 25, 2009

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2008	December 31, 2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$21,045	$39,089
Federal funds sold and interest-bearing deposits	46,294	52,232
Trading securities, at fair value	12,566	36,950
Securities available for sale, at fair value	39,666	44,998
Loans held for sale	60,203	80,920
Loans receivable	978,696	854,920
Allowance for loan losses	(16,777)	(12,789)

Loans, net	961,919	842,131
Real estate acquired through foreclosure	18,994	18,981
Restricted stock investments	7,066	5,983
Premises and equipment, net	49,964	52,215
Accrued interest receivable	6,335	7,181
Income tax recoverable	1,812	4,433
Deferred income taxes	26,057	12,428
Bank-owned life insurance	36,436	34,931
Prepaid expenses and other assets	19,140	14,350

Total assets	$1,307,497	$1,246,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$114,751	$149,710
Interest-bearing	835,482	755,243

Total deposits	950,233	904,953
Short-term borrowings	43,128	37,509
Long-term borrowings, at fair value	64,073	63,123
Long-term borrowings	113,795	92,007
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities ($1,199 and $0 at fair value, respectively)	16,529	10,936

Total liabilities	1,261,482	1,182,252

Stockholders' equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,452,631 and 6,351,611 shares issued and outstanding, respectively	323	318
Additional paid-in capital	56,741	56,458
Retained (deficit) earnings	(5,485)	9,603
Accumulated other comprehensive loss	(5,564)	(1,809)

Total stockholders' equity	46,015	64,570

Total liabilities and stockholders' equity	$1,307,497	$1,246,822

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share data)
Interest income:
Loans	$78,017	$79,369	$82,154
Securities and other earning assets	6,026	9,146	13,594

Total interest income	84,043	88,515	95,748

Interest expense:
Deposits	24,584	27,772	23,920
Short-term borrowings	766	1,316	9,299
Long-term borrowings	12,647	14,747	13,263

Total interest expense	37,997	43,835	46,482

Net interest income	46,046	44,680	49,266
Provision for loan losses	14,783	8,915	2,315

Net interest income after provision for loan losses	31,263	35,765	46,951

Noninterest income:
Origination fees and gain on sale of mortgage loans	6,730	4,430	7,614
Other mortgage-banking revenue	3,180	2,716	2,892
ATM fees	3,188	3,219	3,161
Service fees on deposits	6,346	6,482	6,887
Loss on financial instruments carried at fair value	(814)	(702)	—
Gain (loss) on sales of securities, net	229	943	(3,037)
Other-than-temporary impairment charges on securities available for sale	(5,605)	—	—
Gain on sale of branches	819	—	—
Commissions on sales of nondeposit investment products	816	1,049	638
Income from bank-owned life insurance	1,505	1,439	1,117
Commissions on sales of other insurance products	3,231	2,822	2,671
Other	1,379	1,702	1,824

Total noninterest income	21,004	24,100	23,767

Noninterest expenses:
Salaries and employee benefits	37,274	36,260	34,990
Occupancy, net	11,144	9,848	8,012
Furniture, fixtures, and equipment	3,876	3,602	3,162
Professional services	1,905	1,552	958
Advertising	921	1,219	1,341
Data processing	2,149	1,941	1,811
ATM expenses	1,014	1,030	962
Write-downs, losses, and costs of real estate acquired through foreclosure	5,802	4,477	224
Service and maintenance	2,696	2,436	2,202
Secondary marketing valuation	355	3,934	4,450
Other	12,731	11,939	11,047

Total noninterest expenses	79,867	78,238	69,159

Net (loss) income before income taxes	(27,600)	(18,373)	1,559
Income tax benefit	(12,512)	(8,310)	(365)

Net (loss) income	$(15,088)	$(10,063)	$1,924

Net (loss) income per common share—Basic	$(2.36)	$(1.57)	$0.30

Net (loss) income per common share—Diluted	$(2.36)	$(1.57)	$0.29

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2008, 2007, and 2006
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(dollars in thousands, except number of shares)
Balance at January 1, 2006	6,262,442	$313	$55,193	$20,185	$(3,316)	$72,375
Net income	—	—	—	1,924	—	1,924
Common stock issued, net of costs	196,183	9	1,875	—	—	1,884
Common stock repurchased, net of costs	(30,900)	(1)	(581)	—	—	(582)
Stock-based compensation expense	—	—	51	—	—	51
Tax effect of stock options	—	—	585	—	—	585
Other comprehensive income	—	—	—	—	2,392	2,392

Balance at December 31, 2006	6,427,725	321	57,123	22,109	(924)	78,629
Cumulative effect of accounting changes	—	—	—	(2,443)	993	(1,450)
Net loss	—	—	—	(10,063)	—	(10,063)
Common stock issued, net of costs	43,486	2	369	—	—	371
Common stock repurchased, net of costs	(119,600)	(5)	(1,157)	—	—	(1,162)
Stock-based compensation expense	—	—	123	—	—	123
Other comprehensive loss	—	—	—	—	(1,878)	(1,878)

Balance at December 31, 2007	6,351,611	318	56,458	9,603	(1,809)	64,570
Net loss	—	—	—	(15,088)	—	(15,088)
Common stock issued, net of costs	118,020	6	277	—	—	283
Common stock repurchased, net of costs	(17,000)	(1)	(66)	—	—	(67)
Stock-based compensation expense	—	—	72	—	—	72
Other comprehensive loss	—	—	—	—	(3,755)	(3,755)

Balance at December 31, 2008	6,452,631	$323	$56,741	$(5,485)	$(5,564)	$46,015

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(15,088)	$(10,063)	$1,924
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation	72	114	51
Excess tax benefit on stock-based compensation	—	—	(585)
Depreciation and amortization	5,561	5,240	4,744
Amortization of unearned loan fees and costs, net	60	(597)	(1,022)
Amortization of premiums and discounts on loans, net	(1,639)	(997)	(690)
Amortization of premiums and discounts on mortgage-backed securities, net	11	10	218
Loss on financial instruments carried at fair value	814	702	—
Origination fees and gain on sale of mortgage loans	(6,730)	(4,430)	(7,614)
(Gain) loss on sale of securities	(229)	(943)	3,037
Other-than-temporary impairment charges on securities available for sale	5,605	—	—
Gain on real estate acquired through foreclosure	—	—	(14)
(Gain) loss on disposal of premises and equipment	(819)	70	—
Write-downs and losses on real estate acquired through foreclosure	5,162	3,720	197
Repurchase of mortgage loans	(120)	(30,797)	(13,458)
Secondary marketing valuation	355	3,934	4,450
Decrease (increase) in accrued interest receivable	846	3,398	(2,542)
Provision for loan losses	14,783	8,915	2,315
Increase in cash surrender value of bank-owned life insurance	(1,505)	(1,439)	(1,117)
Originations of mortgage loans held for sale	(1,149,319)	(965,865)	(1,191,676)
Proceeds from mortgage loans held for sale	1,175,307	953,355	1,197,271
Deferred income taxes	(10,989)	(3,578)	(2,372)
Net increase (decrease) in accrued expenses and other liabilities	5,238	(5,683)	(1,884)
Net increase in prepaids and other assets	(1,161)	(3,344)	(4,014)

Net cash provided by (used in) operating activities	26,215	(48,278)	(12,781)

Cash flows from investing activities:
Principal loan (disbursements), net of repayments	(146,431)	41,387	(4,035)
Purchases of premises and equipment	(3,858)	(8,463)	(13,444)
Proceeds from disposals of premises and equipment	1,367	—	40
(Purchases) sales of restricted stock investments, net	(1,083)	466	7,198
Activity in securities available for sale:
Sales	3,853	1,445	97,387
Maturities/calls/repayments	5,097	58,768	39,190
Purchases	(16,405)	(999)	(6,284)
Sales of trading securities	21,038	—	—
Maturities/calls/repayments of trading securities	3,481	4,577	—
Additional disbursements on real estate acquired through foreclosure	(32)	—	—
Proceeds from sales of real estate acquired through foreclosure	9,873	4,150	981
Purchase of bank-owned life insurance	—	—	(5,000)

Net cash (used in) provided by investing activities	(123,100)	101,331	116,033

Cash flows from financing activities:
Net increase (decrease) in deposits	45,280	(19,985)	48,929
Net increase (decrease) in other borrowed funds	27,407	16,075	(156,934)
Excess tax benefit on stock-based compensation	—	—	585
Proceeds from stock issuance, net of costs	283	371	1,884
Repurchase of common stock, net of costs	(67)	(1,162)	(582)

Net cash provided by (used in) financing activities	72,903	(4,701)	(106,118)

Net (decrease) increase in cash and cash equivalents	(23,982)	48,352	(2,866)
Cash and cash equivalents at beginning of period	91,321	42,969	45,835

Cash and cash equivalents at end of period	$67,339	$91,321	$42,969

Supplemental information:
Interest paid on deposits and borrowed funds	$37,071	$43,700	$46,038
Income taxes paid	—	—	2,925
Real estate acquired through foreclosure	15,016	24,410	2,673
Transfer of loans held for sale to loan portfolio	1,458	16,685	—

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007, and 2006

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

        Our consolidated financial statements include the accounts of First Mariner and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2008.

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the "allowance"), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale, and deferred taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

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

  Securities

        We designate securities into one of three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income. Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, and designated $42.569 million in securities as trading securities which were previously designated as available for sale. In accordance with SFAS No. 159, we recorded a cumulative effect of accounting change reduction to retained earnings related to the securities in the amount of $993,000 (net of deferred tax impact) as of January 1, 2007.

        Securities available for sale are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term "other-than-temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

        The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, we also consider the issuer's financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry-and issuer-specific factors), the issuer's financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer's ability to service debt, and any change in agencies' ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

        We identify impaired loans and measure impairment (i) at the present value of expected cash flows discounted at the loan's effective interest rate, (ii) at the observable market price, or (iii) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we recognize an impairment loss through a valuation allowance and corresponding charge to provision for loan losses. We do not apply these provisions to larger groups of smaller-balance homogeneous loans such as consumer installment and residential first and second mortgage loans. We evaluate these loans collectively for impairment, except for 90 days past due high loan-to-value ratio/low documentation ("ALT A") loans, to which we apply SFAS No. 114.

        We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past-due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value ratio, and where collection and repayment efforts are progressing.

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

  Repurchased Loans

        In certain instances, our loan sales agreements are subject to recourse provisions, which would require us to repurchase the assets, or otherwise indemnify the purchaser, under certain circumstances. In the case of loan sale agreements, these recourse provisions generally relate to a sold loan's delinquency during a specified period of time subsequent to the sale ("early payment default") or to an early payoff of the loan. We sell loans to many different investors, each with different early payment default and early payoff provisions in their agreements. Early payment default provisions can cover a period as long as the first six months from the origination of the loan. Early payoff provisions generally range from payoff in the first 30 days from the origination of the loan to payoff in the first nine months from the origination of the loan. We measure this potential liability based upon past repurchase experience, by calculating past repurchases by loan type as a percent of volume and taking a reserve in that amount against future repurchases. We continually revise this calculation based upon experience up until the point that our potential liability for a recourse obligation on a loan has passed.

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

        Once the collateral value is established, management further reduces the expected cash flow by 3% to absorb estimated accrued and unpaid interest and 5% to absorb estimated selling and disposal costs. This discounted amount is considered to be the loans' realizable value. The realizable value is compared to the loan amount and any shortfall is established with a charge to other operating expense.

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

        Contractual interest accruals on loans repurchased are generally permitted for a period of time if there is sufficient collateral (realizable value) to support the level of accrued interest. For the most part, there is sufficient realizable value to continue the accrual of interest for first lien repurchased mortgages at the time of repurchase, while interest accruals at the time of repurchase are generally discontinued for second lien loans repurchased. As of December 31, 2008, no repurchased second lien mortgage loans remained on accrual status. Management regularly monitors the performance of repurchased loans through its ongoing delinquency tracking methods and makes decisions relative to interest accruals in accordance to its methodologies established for portfolio loans. Where loans become severely delinquent (90 days past due) and collateral values are not sufficient, the accrual of interest is discontinued and any post acquisition accrued interest is reversed against previously recognized interest income. No accretion of any amounts recorded to write-down the loans at initial repurchase have been taken during 2007 or 2008 as a substantial amount of the repurchased loans have become severely delinquent and values continued to deteriorate throughout the period.

        To date, we have not returned any unmodified repurchased loan to accrual status from nonaccrual status. Given the severity of delinquency and reduced values associated with most of our nonaccrual repurchased loans, we would foresee a very low probability for the return to accrual status of any unmodified repurchased loan. A return to accrual status would require a substantial improvement in expected cash flow and a history of regular payment. We see little likelihood of these events occurring in our nonaccrual repurchased loans at this time. Moreover, these improvements would need to be sufficient to eliminate any specific reserves established after the acquisition, before any accrual of interest or accretion of write-down would be recognized.

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

  Allowance for Loan Losses

        Our allowance for loan losses represents an estimated amount that, in management's judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance, and the unallocated allowance.

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

        The Bank maintains an investment in capital stock of several bankers banks. Because no ready market exists for these stocks and they have no quoted market values, the Bank's investment in these stocks is carried at cost.

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

  Bank Owned Life Insurance ("BOLI")

        Bank owned life insurance is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiaries are named beneficiaries. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income. We adopted Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2007 for BOLI. The adoption of this Issue resulted in the recording of a cumulative effect of accounting change as a reduction to retained earnings of $135,000.

  Borrowings

        In conjunction with our adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, as of January 1, 2007, we began recording certain of our long-term borrowings at fair value, with corresponding changes in fair values recorded in income. On January 1, 2007, we recorded a cumulative effect of accounting change reduction to retained earnings in the amount of $1.315 million (net of deferred tax impact) related to $60.000 million in borrowings that we began recording at fair value.

  Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive income consists of net earnings and unrealized gains and losses on securities available for sale and interest rate swaps and is presented in Note 20. Accumulated other comprehensive income is displayed as a separate component of stockholders' equity.

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

        We recognize interest and penalties related to income tax matters in income tax (benefit) expense.

  Net (Loss) Income Per Share

        Our basic (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted (loss) income per share is computed after adjusting the denominator of the basic (loss) income per share computation for the effect of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed under the "treasury stock" method, and are provided in Note 16.

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

        Amortization of MSRs is recorded based on the cash flows as estimated by future net servicing income, including the write-off of MSRs associated with loans that are paid in full. The projected future cash flows are calculated and updated monthly by applying market-based assumptions. Impairment for MSRs is determined based on the fair value of the rights, stratified by predominate risk characteristics. Any impairments would be recognized through a valuation allowance with a corresponding charge recorded in income.

  Advertising

        We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $921,000, $1.219 million, and $1.341 million for the years ended December 31, 2008, 2007, and 2006, respectively.

  Derivatives and Hedging Activities

        We account for derivates in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We designate a derivative as held for trading, an economic hedge not designated as a SFAS 133 hedge, or a qualifying SFAS 133 hedge when we enter into the derivative contract. The designation may change based upon management's reassessment or changing circumstances. Derivatives utilized by the Company include swaps, interest rate lock commitments, and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Interest rate lock commitments occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price.

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

        For SFAS 133 hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We utilize derivatives to manage interest rate sensitivity in certain cases. These cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation. We use dollar offset or regression analysis at the hedge's inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be, and has been, effective in offsetting changes in the fair value of the hedged item. We would discontinue hedge accounting if it were determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

        We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects; such gains and losses are reclassified into the line item in the Consolidated Statement of Operations in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item that is used to record hedge effectiveness. We recognize any gains and losses on interest rate lock commitments or forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.

  Legal Accrual

        The FDIC is investigating the Bank to determine whether the Bank overcharged certain borrowers in 2005, 2006, and 2007 in violation of the federal Equal Credit Opportunity Act and the federal Fair Housing Act and whether its marketing and disclosure materials used in 2006 and 2007 with respect to certain loans were misleading in violation of federal trade practices laws. In connection with this investigation, we anticipate that the FDIC will require the Bank to pay restitution to impacted borrowers and pay a civil money penalty. We have set aside $1.040 million for restitution and the penalty, although no assurance can be given that this amount will ultimately prove to be the final amount we are required to pay. We expect that this matter will be finalized during 2009.

(2) Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve System ("FRB") to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2008 and 2007, the required reserve balance was $1.000 million. The Bank has also pledged $6.000 million and $3.092 million in cash against the long-term FHLB borrowings and for exposure on debit card transactions, respectively, as of December 31, 2008.

(3) Securities

        The composition of our securities portfolio is as follows at December 31:

	2008
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage-backed securities	$22,423	$609	$784	$22,248
Trust preferred securities	20,460	—	7,594	12,866
Equity securities	549	—	298	251
U.S. Treasury securities	1,000	3	—	1,003
Corporate obligations	2,675	—	127	2,548
Foreign government bonds	750	—	—	750

	$47,857	$612	$8,803	39,666

Trading:
Mortgage-backed securities				12,566

				$52,232

	2007
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage-backed securities	$18,184	$250	$355	$18,079
Trust preferred securities	21,872	2	2,840	19,034
Equity securities	549	—	71	478
U.S. Treasury securities	999	18	—	1,017
Obligations of state and municipal subdivisions	2,934	41	—	2,975
Corporate obligations	1,957	—	42	1,915
Foreign government bonds	1,500	—	—	1,500

	$47,995	$311	$3,308	44,998

Trading:
Mortgage-backed securities				36,950

				$81,948

        Contractual maturities of debt securities at December 31, 2008 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$1,400	$1,403
Due after one year through five years	3,025	2,898
Due after ten years	20,460	12,866
Mortgage-backed securities	22,423	22,248

	$47,308	39,415

Trading:
Mortgage-backed securities		12,566

		$51,981

        The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at December 31, 2008:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$4,253	$711	$3,281	$73	$7,534	$784
Trust preferred securities	5,539	1,125	7,327	6,469	12,866	7,594
Corporate obligations	2,548	127	—	—	2,548	127
Equity securities	—	—	251	298	251	298

	$12,340	$1,963	$10,859	$6,840	$23,199	$8,803

        For securities available for sale, gross unrealized losses totaled $8.803 million as of December 31, 2008 and equaled 37.9% of the fair value of securities with unrealized losses as of this date. A total of 26 securities were in an unrealized loss position as of December 31, 2008, with the largest single unrealized loss in any one security totaling $2.017 million. Ten securities were in an unrealized loss position for twelve months or more. We recorded other-than-temporary-impairment ("OTTI") charges of $5.605 million during 2008.

        The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, they continue to possess acceptable credit risk in management's opinion. We recorded OTTI charges of $4.581 million on positions in pooled trust preferred collateralized debt obligations during 2008. We determined that the remaining trust preferred securities were temporarily impaired as of December 31, 2008.

        All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased. The duration and severity of the declines in value have also been considered. We have the ability to hold these securities to maturity, or, for equity securities, for the foreseeable future, and we expect these securities will be repaid in full, with no losses realized. As such, management does not consider the impairments to be other-than-temporary.

        During 2008, 2007, and 2006, we recognized gross losses on the sale of securities of $50,000, $0, and $3.063 million, respectively. During 2008, 2007, and 2006, we recognized gross gains on sale of securities of $279,000, $943,000, and $26,000, respectively.

        At December 31, 2008, we held securities with an aggregate carrying value (fair value) of $28.083 million that we have pledged as collateral for certain borrowings and customer deposits.

(4) Loans Receivable and Allowance for Loan Losses

        Approximately 86% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. For loans with real estate collateral, we generally do not lend more than 90% of the appraised value of a property and require private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for construction, commercial, and multi-family residential loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

        We generally consider our residential lending to involve less risk than other forms of lending, although our payment experience on these loans is dependent, to some extent, on economic and market conditions in our primary lending area. However, in 2008 and 2007, loss levels on residential real estate loans were significantly higher than on other loan types due to the significant declines in residential real estate values and higher defaults experienced in this portfolio. Commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

        Loans receivable are summarized as follows at December 31:

(dollars in thousands)	2008	2007
Loans secured by first mortgages on real estate:
Residential	$138,551	$84,973
Commercial	319,591	280,102
Consumer residential construction	69,496	86,430
Commercial construction	109,773	129,647

	637,411	581,152
Commercial	90,896	72,356
Loans secured by second mortgages on real estate	135,873	98,833
Consumer	112,941	100,671
Loans secured by deposits and other	3,526	2,430

Total loans	980,647	855,442
Unamortized loan discounts, net	(386)	(445)
Unearned loan fees, net	(1,565)	(77)

	$978,696	$854,920

        Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $378,000 and $458,000 as of December 31, 2008 and 2007, respectively. Included in net unearned loan fees and costs in the above table is unearned income on installment loans of $2.674 million and $1.114 million as of December 31, 2008 and 2007, respectively.

        In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

        Information on the activity in transferred loans and related accretable yield is as follows for the years ended December 31:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2008	2007	2008	2007	2008	2007
Beginning balance	$16,907	$43	$1,114	$—	$15,793	$43
Additional transfers	1,655	17,860	197	1,175	1,458	16,685
Loans moved to real estate acquired through foreclosure	(1,338)	(79)	(47)	—	(1,291)	(79)
Charge-offs	(1,314)	(794)	(8)	—	(1,306)	(794)
Payments/amortization	(469)	(123)	(425)	(61)	(44)	(62)

Ending balance	$15,441	$16,907	$831	$1,114	$14,610	$15,793

        The following table provides information concerning nonperforming assets and past-due loans at December 31:

(dollars in thousands)	2008	2007
Nonaccruing loans	$38,763	$24,389
Real estate acquired through foreclosure	18,994	18,981

Total nonperforming assets	$57,757	$43,370

Loans past-due 90 days or more and accruing	$9,679	$3,019

        The interest income which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $4.737 million, $2.778 million, and $388,000 in 2008, 2007, and 2006, respectively. The actual interest income recorded on these loans in 2008, 2007, and 2006 was approximately $1.264 million, $731,000, and $159,000, respectively.

        Commercial loans we consider impaired at December 31, 2008 and 2007 totaled $26.695 million and $14.447 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $1.264 million at December 31, 2008 and $241,000 at December 31, 2007. The average recorded investment in commercial impaired loans was approximately $21.530 million, $14.287 million, and $1.412 million for the years ended December 31, 2008, 2007, and 2006, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

        The following table shows the breakout of commercial impaired loans at December 31:

(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$8,155	$2,268
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	18,540	12,179

	$26,695	$14,447

        Consumer loans we consider impaired at December 31, 2008 and 2007 totaled $20.945 million and $33.529 million, respectively. The reserve for loan losses for consumer impaired loans was approximately $1.444 million at December 31, 2008 and $2.303 million at December 31, 2007. The average recorded investment in consumer impaired loans was approximately $26.214 million, $26.071 million, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively, and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

        The following table shows the breakout of consumer impaired loans at December 31:

(dollars in thousands)	2008	2007
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$7,410	$10,654
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	13,535	22,875

	$20,945	$33,529

        Troubled debt restructures ("TDRs"), which are loans that have been restructured due to the borrower's inability to maintain a current status on the loan, for 2008 that are not included in the nonaccrual balance above amounted to approximately $9.074 million for 2008 and $10.474 million for 2007. Our troubled debt restructures are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves. For collateral dependent loans, we utilize the fair value of the collateral in determining impairment. For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment. We initially measure impairment of TDRs on a loan-by-loan basis. All of our TDRs as of December 31, 2008 and December 31, 2007 were collateral dependent and, therefore, any impairment was determined using the fair value of the collateral. The interest income which would have been recorded on TDRs if those loans had been handled in accordance with their contractual terms was approximately $916,000 in 2008 and $588,000 in

2007 and the actual interest income recorded on these loans in 2008 and 2007 was $496,000 and $186,000, respectively.

        Changes in the allowance for losses on loans are summarized as follows for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$12,789	$12,399	$11,743
Provision for loan losses	14,783	8,915	2,315
Charge-offs	(11,466)	(8,989)	(2,025)
Recoveries	392	464	366
Allowance for acquired loans	279	—	—

Balance at end of year	$16,777	$12,789	$12,399

        At December 31, 2008, we have pledged loans with a carrying value of $263.995 million as collateral for FHLB advances and the consumer finance line of credit.

(5) Mortgage Servicing Rights

        We retain servicing on certain loans we sell into the secondary market. At December 31, 2008, 2007, and 2006 our servicing portfolio totaled $173.643 million, $110.397 million, and $1.436 million, respectively. Of the amounts serviced as of December 31, 2008, $172.532 million relates to servicing of reverse mortgage loans sold to Fannie Mae. Servicing loans for others generally consists of collecting mortgage payments (or disbursing payments in the case of reverse mortgages), disbursing payments to investors, and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. MSRs arise from contractual agreements between the Bank and investors in mortgage loans. Under these agreements, we perform loan servicing functions in exchange for fees and other remuneration. We recognized $374,000, $553,000, and $0 in contractual mortgage servicing income in 2008, 2007, and 2006, respectively.

        A summary of the key economic assumptions used to measure total MSRs as of December 31, 2008 and 2007 and the sensitivity of the fair values to adverse changes in those assumptions follows (dollars in thousands):

	2008	2007
Fair value of MSRs	$1,081	$670
Weighted-average life (in years) (1)	4.9	5.5
Discount rate	6.75%	8.25%
Option-adjusted spread ("OAS")	2.75%	2.75%
Sensitivity Analysis
Discount Rate Assumption (Change in OAS):
Decrease in fair value from 100bp adverse change	$32	$20
Decrease in fair value from 200bp adverse change	62	40
Decrease in fair value from 300bp adverse change	90	58
Prepayment Speed Assumption (Assumed Age Borrower Vacates Property)
Decrease in fair value from 5-year adverse change	$228	$130
Decrease in fair value from 10-year adverse change	503	309
Decrease in fair value from 15-year adverse change	768	474

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

        We did not have any servicing rights or related amortization for the year ended December 31, 2006. The following is the activity of MSRs for the years ended December 31, 2008 and 2007:

(dollars in thousands)	2008	2007
Balance at beginning of year	$670	$—
Originated MSRs	519	732
Amortization	(97)	(55)
Net change in fair value due to pay-offs	(11)	(7)

Balance at end of year	$1,081	$670

        No valuation allowances were required at December 31, 2008 or 2007 for MSRs. The value of originated MSRs are included in our statements of operations under the caption "origination fees and gain on sale of mortgage loans." Servicing income, net of amortization and changes in fair value, are included in the caption entitled "other mortgage-banking revenue."

(6) Credit Commitments

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2008 and 2007, we had commitments to originate first mortgage loans on real estate of approximately $166.894 million and $24.444 million, respectively, most of which were committed for sale in the secondary market.

        At December 31, 2008 and 2007, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $75.244 million and $79.660 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction, commercial, and consumer commitments aggregating approximately $92.402 million and $96.656 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity, and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

        Substantially all outstanding commitments at December 31, 2008 and 2007 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of nonperformance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

        Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2008 and 2007, letters of credit totaled $4.151 million and $4.973 million, respectively.

(7) Derivatives and Hedging

        We maintain and account for hedging derivatives, in the form of interest rate swaps ("swaps"), interest rate lock commitments, and forward sales commitments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize any gains and losses on interest rate lock commitments or forward sales commitments through mortgage-banking revenue in the Consolidated Statement of Operations. We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects.

        During 2008, we modified interest rate swaps with a notional amount of $20.000 million that were scheduled to mature during fiscal year 2011. As a result of the modification, we received cash proceeds and recorded a deferred gain of $143,000. In accordance with SFAS No. 133, the gain will be amortized to interest expense on borrowings over the remaining life of the borrowings that were originally hedged by the modified interest rate swap agreements.

        See Note 18 for carrying value and fair value information on our derivatives and hedges.

(8) Related Party Transactions

        During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. During the years ended December 31, 2008, 2007, and 2006, transactions in related party loans were as follows:

(dollars in thousands)	2008	2007	2006
Beginning balance	$25	$23	$1,628
Additions	2,324	8	23
Repayments	(4)	(6)	(957)
Change in officers/directors	366	—	(671)

	$2,711	$25	$23

        Unused loan commitments to directors and policy making officers totaled $1.592 million as of December 31, 2008 and $594,000 as of December 31, 2007. Letters of credit included in the unused loan commitments above and in the totals in Note 6 above issued on behalf of directors and policy making officers totaled $400,000 for December 31, 2007. There were no such comparable letters of credit as of December 31, 2008.

        We currently lease 84,000 square feet of a building owned by Edwin F. Hale, Sr., CEO of the Company, for our executive offices and various operational departments. We paid $2.654 million, $2.364 million, and $1.091 million in rent on this location in 2008, 2007, and 2006, respectively.

        We leased from Hale Properties, LLC, a company owned by Mr. Hale, 34,500 square feet of general office space at 1516 Baylis Street, Baltimore, Maryland, which housed a significant portion of the Company's servicing and operations units. We vacated this space before the end of 2006, moving our operational divisions into the new executive office tower on South Clinton Street and into our old executive office building on Boston Street. We paid $209,000 in rent expense on this location in 2006.

        We also leased 18,400 square feet of storage space and disaster recovery facilities at two other locations owned by Mr. Hale. In 2008, 2007, and 2006, we paid $24,000, $75,000, and $86,000, respectively, in rent for these facilities. During 2008, Mr. Hale sold the storage facility to an unaffiliated third party.

        The Bank sponsors the activities of the Baltimore Blast, a professional soccer team owned by Mr. Hale. The Bank paid approximately $176,000 in 2008, $175,000 in 2007, and $176,000 in 2006 for a sponsorship package which includes printed material and Bank banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights. In addition to the Bank sponsorship, Mariner Finance paid approximately $20,000 in each of 2008, 2007, and 2006 in sponsorship of Baltimore Blast activities.

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

(9) Premises and Equipment

        We own property and equipment as follows at December 31:

(dollars in thousands)	2008	2007
Land	$10,554	$10,982
Buildings and improvements	27,965	26,927
Leasehold improvements	10,346	9,986
Furniture, fixtures, automobiles, and equipment	28,007	26,753

Total, at cost	76,872	74,648
Less: accumulated depreciation and amortization	(26,908)	(22,433)

Total premises and equipment	$49,964	$52,215

        Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 was $5.561 million, $5.240 million, and $4.744 million, respectively.

        We lease various branch and general office facilities to conduct our operations. The leases have remaining terms which range from a period of less than 1 year to 28 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

        The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $6.082 million, $5.424 million, and $3.666 million for 2008, 2007, and 2006, respectively.

        Our minimum lease payments due for each of the next five years are as follows (1):

(dollars in thousands)
2009	$5,481
2010	4,676
2011	3,870
2012	3,429
2013	3,002
Thereafter	11,108

$31,566

    (1)
    Includes an estimated 3% annual increase cap (based on the change in the consumer price index) on our headquarters lease

(10) Deposits

        Deposits are summarized as follows at December 31:

	2008		2007
(dollars in thousands)	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate
Noncertificate:
Savings	$51,550	0.33%	$51,917	0.31%
Interest-bearing demand	10,076	0.58%	22,095	0.21%
Money market accounts	162,614	1.47%	263,979	3.52%
Noninterest-bearing demand	114,751		149,710

Total noncertificate deposits	338,991		487,701

Certificates of deposit:
Original maturities:
Under 12 months	103,124	4.01%	49,999	4.85%
12 to 60 months	452,669	4.07%	322,298	4.51%
IRA and KEOGH	55,449	3.80%	44,955	4.59%

Total certificates of deposit	611,242		417,252

Total deposits	$950,233		$904,953

        Time deposits mature as follows:

	2008		2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Within 6 months	$200,367	32.78%	$162,025	38.83%
Over 6 months - 12 months	206,153	33.73%	136,747	32.77%
Over 12 months - 24 months	123,622	20.23%	58,520	14.03%
Over 24 months - 36 months	39,333	6.43%	49,777	11.93%
Over 36 months - 48 months	9,297	1.52%	4,380	1.05%
Over 48 months	32,470	5.31%	5,803	1.39%

	$611,242	100.00%	$417,252	100.00%

        The Bank offers certain certificate products that provide customers a "one-time" withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2008, certificates that permitted early withdrawal totaled $42.899 million.

        Certificates of deposit of $100,000 or more totaled $188.890 million and $156.668 million at December 31, 2008 and 2007, respectively.

(11) Borrowings

        Our borrowings consist of short-term and long-term advances from the FHLB, short-term promissory notes, a mortgage warehouse line of credit (closed in 2007), a mortgage loan, and a line of credit to finance consumer receivables.

        The FHLB advances are available under a specific collateral pledge and security agreement, which currently allows us to borrow up to 20% of the Bank's total assets and requires that we maintain collateral for all of our borrowings equal to 100% of advances. We may pledge as collateral specific first- and second-mortgage loans or commercial mortgages up to 10% of the Bank's total assets. For advances exceeding 10% of the Bank's total assets, additional collateral must be in the form of cash and/or securities. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily.

        We maintained a $75.000 million mortgage warehouse line of credit to assist in the funding of our mortgage-banking business that was secured by the pledging of loans from the Company's loans held for sale portfolio. The line of credit was closed in 2007.

        The line of credit for finance consumer receivables represents borrowings by Mariner Finance and is a line of credit maintained with a commercial bank which permits Mariner Finance to borrow up to $85.000 million at a variable rate of interest. The line of credit is secured by eligible receivables of Mariner Finance and is also guaranteed by First Mariner Bancorp. Other covenants relating to the line of credit require Mariner Finance to maintain predetermined levels of operating performance, credit quality, and equity levels, as well as other usual and customary requirements.

        The mortgage loan on our former headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $18.735 million as of December 31, 2008.

        Certain information regarding our borrowings and repurchase agreements are as follows as of December 31:

(dollars in thousands)	2008	2007	2006
Amount outstanding at year-end:
FHLB short-term advances	$25,000	$—	$—
FRB short-term borrowings	—	—	—
Short-term promissory notes	18,128	37,509	40,298
Mortgage warehouse line of credit	—	—	586
Consumer finance line of credit	79,546	57,600	38,000
FHLB long-term advances	89,073	88,123	85,000
Mortgage loan	9,249	9,407	9,557
Weighted-average interest rate at year-end:
FHLB short-term advances	2.49%	—	—
FRB short-term borrowings	—	—	—
Short-term promissory notes	0.84%	3.11%	3.50%
Mortgage warehouse line of credit	—	—	6.07%
Consumer finance line of credit	3.78%	6.65%	8.41%
FHLB long-term advances	4.75%	5.68%	5.68%
Mortgage loan	5.58%	5.58%	5.58%
Maximum outstanding at any month-end:
FHLB short-term advances	$35,000	$—	$173,500
FRB short-term borrowings	—	—	—
Short-term promissory notes	38,129	58,704	40,860
Mortgage warehouse line of credit	—	16,878	45,602
Consumer finance line of credit	79,546	57,600	38,000
FHLB long-term advances	89,567	88,123	85,000
Mortgage loan	9,395	9,546	9,689
Average outstanding:
FHLB short-term advances	$10,137	$696	$131,099
FRB short-term borrowings	—	—	75
Short-term promissory notes	26,184	39,614	30,814
Mortgage warehouse line of credit	—	1,184	25,693
Consumer finance line of credit	65,380	48,947	33,505
FHLB long-term advances	88,695	86,513	85,000
Mortgage loan	9,355	9,476	9,623
Weighted-average interest rate during the year:
FHLB short-term advances	2.95%	5.58%	5.29%
FRB short-term borrowings	—	—	6.00%
Short-term promissory notes	1.78%	3.00%	2.35%
Mortgage warehouse line of credit	—	7.34%	6.36%
Consumer finance line of credit	4.75%	7.54%	7.78%
FHLB long-term advances	4.91%	5.67%	5.56%
Mortgage loan	5.66%	5.66%	5.66%

        The principal maturities of long-term borrowings are as follows as of December 31, 2008:

(dollars in thousands)
2009	$—
2010	64,073
2011	79,546
2012	—
2013	—
After 2013	34,249

$177,868

        The maturities listed in the above table for 2010 are callable immediately at the option of the issuer, while $25.000 million maturing after 2013 is callable beginning in 2010.

        We have pledged securities with a carrying value (fair value) of $28.083 million, loans with a carrying value of $263.995 million, and cash of $6.000 million as collateral for short-term promissory notes, FHLB advances, and the consumer finance line of credit.

(12) Junior Subordinated Deferrable Interest Debentures

        The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2008 (dollars in thousands):

Trust	Subordinated Debt Issued to Trust	Security Title	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity
MCT II	$10,310	Floating rate Trust Preferred Securities	$10,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	5-year Fixed Trust Preferred Securities (1)	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	12,380	Floating rate Trust Preferred Securities	12,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	Floating rate Trust Preferred Securities	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	Floating rate Trust Preferred Securities	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	Floating rate Trust Preferred Securities	5,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	10,310	5-year Fixed Trust Preferred Securities	10,000	December 28, 2005	December 30, 2010	December 30, 2035

	$73,724		$71,500

(1)
Reset to floating rate in July, 2008

        First Mariner issued junior subordinated deferrable interest debentures to seven statutory trust subsidiaries, Mariner Capital Trust ("MCT") II, MCT III, MCT IV, MCT V, MCT VI, MCT VII, and MCT VIII (collectively, the "Trusts"). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with the provisions of FIN 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The terms payment and redemption of the debentures and related Trust Preferred Securities are substantially identical.

        The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The junior subordinated deferrable interest debentures are redeemable prior to maturity at our option on or after their optional redemption dates.

        The Floating Rate Trust Preferred Securities issued by MCT II accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 335 basis points. The Trust Preferred Securities issued by MCT III accrue interest at a variable rate of interest equal to 3-month LIBOR rate plus 325 basis points. The Floating Rate Trust Preferred Securities issued by MCT IV accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 305 basis points. The Floating Rate Trust Preferred Securities issued by MCT V accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 310 basis points. The Floating Rate Trust Preferred Securities issued by MCT VI accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 205 basis points. The Floating Rate Trust Preferred Securities issued by MCT VII accrue interest at a variable rate of interest equal to the 3-month LIBOR rate plus 195 basis points. The Trust Preferred Securities issued by MCT VIII accrue interest at an initial fixed rate of interest of 6.26%, then reset on December 30, 2010 to the 3-month LIBOR rate plus 150 basis points.

        The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $4.640 million in 2008, $5.501 million in 2007, and $5.384 million in 2006. On December 22, 2008, we announced that we were electing to defer interest payments on the debentures, beginning with the January 7, 2009 payment. This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period. The total deferral period may not exceed 20 consecutive quarters.

        The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $17.193 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $41.350 million of the remaining Trust Preferred Securities qualify as Tier II capital at December 31, 2008. The total amount of our Trust Preferred Securities allowable as part of capital was limited to $58.543 million as of December 31, 2008.

(13) Employee Benefit Plans

  (a)
  Profit Sharing Plan

        We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). We made matching contributions to the plan which totaled $639,000, $583,000, and $530,000 in 2008, 2007, and 2006, respectively. As of December 31, 2008, we discontinued the company-match contributions.

  (b)
  Stock Options

        We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant. As of December 31, 2008, options to purchase 823,683 shares of common stock were fully vested, options to purchase 26,000 shares of common stock vest over a three-year period, and options to purchase 1,236 shares of common stock vest over the next year. All options expire 10 years after the date of grant. There have been no modifications to the existing plan.

        We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the "Plan") in accordance with SFAS No. 123R, Share-Based Payment (Revised 2004). The plan permits the granting of share options and shares to our directors and key employees. We recognized stock based compensation cost of $72,000, $114,000, and $51,000 for the years ended December 31, 2008,

2007, and 2006, respectively. We expect to incur $70,000 in additional stock based compensation expense related to the unvested portion of options over the next three years.

        Information with respect to stock options is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008		Weighted- Average Remaining Contractual Term (in years)		2007		Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	813,788	$12.47			793,022	$12.84
Granted	55,600	5.32			42,950	7.85
Exercised	—	—			(2,650)	10.88
Forfeited/cancelled	(18,469)	8.27			(19,534)	17.38

Oustanding at end of year	850,919	12.09	4.5	$—	813,788	12.47	5.4	$28

Exercisable at end of year	823,683	12.29	4.3	$—	809,832	12.47	5.4	$28

	2006		Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	981,934	$12.16
Granted	9,600	18.62
Exercised	(188,279)	9.45
Forfeited/cancelled	(10,233)	15.54

Oustanding at end of year	793,022	12.84	6.2	$4,532

Exercisable at end of year	793,022	12.84	6.2	$4,532

        The weighted average fair values of our option grants for the years ended December 31, 2008, 2007, and 2006 were $2.28, $3.57, and $5.71, respectively, on the dates of grants. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007	2006
Dividend yield	—	—	—
Expected volatility	28.00%	28.08%	15.61%
Risk-free interest rate	3.76%	4.20%	5.12%
Expected lives	8 years	9.5 years	8 years

        There were no options exercised during 2008. The total intrinsic value of options exercised and the related tax benefit amounted to $11,300 and $0, respectively, during the year ended December 31, 2007 and $1.810 million and $585,000, respectively, during the year ended December 31, 2006. Proceeds from exercises of stock options amounted to $29,000 and $1.779 million for the years ended December 31, 2007 and 2006, respectively.

        Options outstanding are summarized as follows at December 31, 2008:

Exercise Price	Options Outstanding (shares)	Weighted Average Remaining Contractual Life (in years)	Options Exercisable (shares)
$ 4.00	1,200	2.0	1,200
4.15	13,600	9.3	13,600
5.41	17,531	9.0	17,531
5.50	93,500	2.1	93,500
5.63	40,750	1.2	40,750
5.70	42,000	9.2	16,000
6.25	3,000	1.4	3,000
6.45	400	2.5	400
7.10	3,500	2.3	3,500
7.40	250	2.7	250
8.69	10,000	0.9	10,000
9.16	850	3.0	850
9.86	1,350	3.8	1,350
10.45	118,000	3.0	118,000
10.50	3,000	0.5	3,000
10.70	650	3.2	650
11.68	167,000	4.0	167,000
11.75	11,500	0.1	11,500
11.95	700	4.1	700
12.03	3,500	3.3	3,500
12.10	6,000	3.3	6,000
13.00	700	4.3	700
13.33	8,900	8.3	7,664
13.52	4,000	4.3	4,000
16.67	5,900	6.3	5,900
16.70	1,800	6.8	1,800
16.95	2,400	4.8	2,400
17.45	39,388	7.0	39,388
17.77	199,950	6.1	199,950
18.20	6,150	5.3	6,150
18.38	33,000	5.0	33,000
18.94	2,450	7.9	2,450
19.30	8,000	7.3	8,000

	850,919		823,683

  (c)
  Stock Purchase

        We offer an employee stock purchase plan whereby our employees can purchase First Mariner common stock through payroll deductions. While our employee stock purchase plan provides for up to a 10% discount from market value at issuance, we do not recognize compensation expense on the discount as: substantially all employees that meet limited employment qualifications may participate in the plan on an equitable basis; the plan incorporates no option features, the purchase price is based solely on the market price of the shares at the date of purchase, and employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously paid and; the discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering. This plan was suspended effective October 1, 2008.

(14) Income Taxes

        Our income tax benefit consists of the following for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Current	$(23,501)	$(11,888)	$(2,737)
Deferred	10,989	3,578	2,372

Income tax benefit	$(12,512)	$(8,310)	$(365)

        The income tax benefit is reconciled to the amount computed by applying the federal corporate tax rate of 35% in 2008 and 34% in 2007 and 2006 to (loss) income before taxes as follows for the years ended December 31:

	2008		2007		2006
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory federal rate	$(9,660)	(35.0)%	$(6,247)	(34.0)%	$530	34.0%
State income taxes, net of federal income tax benefit	(1,559)	(5.7)%	(919)	(5.0)%	—	—
Change in valuation allowance	—	—	—	—	(321)	(20.6)%
Investment income	(29)	(0.1)%	(37)	(0.2)%	(46)	(3.0)%
Bank-owned life insurance	(527)	(1.9)%	(489)	(2.7)%	(380)	(24.4)%
Insurance income	(5)	—	(55)	(0.3)%	(34)	(2.2)%
Federal and state income tax credits	(753)	(2.7)%	(168)	(0.9)%	(168)	(10.8)%
Other	21	0.1%	(395)	(2.1)%	54	3.6%

	$(12,512)	(45.3)%	$(8,310)	(45.2)%	$(365)	(23.4)%

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

(dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for losses on loans	$6,771	$5,045
Amortization of intangible assets	93	103
Valuation allowance and secondary marketing reserve	3,235	4,089
State net operating loss carryforward	2,073	1,054
Federal net operating loss carryforward	5,951	—
Other-than-temporary impairment	2,262	—
Nonaccrual interest	1,295	554
Tax credit carryforward	193	—

Total deferred tax assets	21,873	10,845

Deferred tax liabilities:
Depreciation	736	899
Other	345	143

Total deferred tax liabilities	1,081	1,042

Net deferred tax asset attributable to operations	20,792	9,803
Unrealized loss on interest rate swap charged
to other comprehensive income	484	—
Unrealized loss on investments charged
to other comprehensive income	4,781	2,625

Net deferred tax assets	$26,057	$12,428

        We have net operating loss carryforwards for state and federal income tax purposes of approximately $39.000 million and $17.000 million, respectively, that are available to offset future taxable income. Management expects to fully realize the benefits of these tax loss carryforwards before their expiration.

        The Bank has earned significant state tax incentives through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. The tax incentives total $5.5 million based upon a confirmation received from the Maryland Department of Business and Economic Development. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. During 2008, we utilized $585,000 in credit related to this incentive program. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. The total amount of tax credits not utilized as of December 31, 2008 is approximately $3.515 million.

        The Bank has invested in a partnership that owns and manages seven affordable housing projects in the Mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003, and recognized $168,000 in tax credits in both 2007 and 2006. As a result of tax losses incurred in 2008, credits of $168,000 were not realized and were carried forward. Total credits utilized to date through December 31, 2008 amounted to $754,000.

(15) Other Expenses

        The following summarizes our other noninterest expenses for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Office supplies	$779	$728	$747
Printing	673	573	602
Corporate insurance	722	560	517
FDIC premiums	887	605	109
Consulting fees	766	789	850
Marketing/promotion	628	821	1,059
Postage	932	949	906
Overnight delivery/courier	763	804	908
Security	195	258	233
Dues and subscriptions	493	522	562
Loan collection expenses	912	894	701
Regulatory compliance settlement	1,040	—	—
Loan origination expense	541	1,084	450
Director fees	289	254	224
Employee education and training	243	228	350
Automobile expense	306	252	256
Travel and entertainment	505	552	710
Other	2,057	2,066	1,863

	$12,731	$11,939	$11,047

(16) Dividends and Earnings Per Share

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

        First Mariner's current ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered "under-capitalized" or if the payment of the dividend would make the institution "under-capitalized". For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. Cash dividends may not be paid in excess of 90% of net earnings.

        On December 22, 2008, First Mariner announced its election to defer interest payments under its outstanding junior subordinated deferrable interest debentures related to the Trust Preferred Securities. This deferred interest will have to be fully repaid before First Mariner can pay any cash dividends to stockholders. Additionally, First Mariner and the Bank have entered into agreements with their regulators which require, among other things, prior consultation with those regulators before dividends are paid. See Note 17.

        Information relating to the calculations of our (loss) earnings per common share is summarized as follows for the years ended December 31:

(dollars in thousands, except for per share data)	2008	2007	2006
Net (loss) income—basic and diluted	$(15,088)	$(10,063)	$1,924

Weighted-average shares outstanding—basic	6,390,046	6,396,142	6,318,205
Dilutive securities—options and warrants	—	—	323,520

Adjusted weighted-average shares outstanding—dilutive	6,390,046	6,396,142	6,641,725

(Loss) earnings per share—basic	$(2.36)	$(1.57)	$0.30

(Loss) earnings per share—diluted	$(2.36)	$(1.57)	$0.29

        For the years ended December 31, 2008 and 2007, all options were antidilutive due to our realized net loss. For the year ended December 31, 2006, 8,600 options to purchase shares of common stock were antidilutive and excluded from the above computation.

(17) Regulatory Matters

        Various regulatory capital requirements administered by the federal banking agencies apply to First Mariner and the Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2007, the Bank was "well capitalized" under the regulatory framework for prompt corrective action. During 2008, the realized net loss reduced capital to the point that as of December 31, 2008, the Bank was considered "adequately capitalized."

        Our regulatory capital amounts and ratios as of December 31, 2008 and 2007, were as follows:

					To be Well Capitalized Under Prompt Corrective Action Provision
			Minimum Requirements for Capital Adequacy Purposes
	Actual Amount
(dollars in thousands)		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$110,650	9.9%	$89,212	8.0%	111,515	10.0%
Bank	90,367	9.0%	80,322	8.0%	100,403	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	55,325	5.0%	44,606	4.0%	66,909	6.0%
Bank	70,693	7.0%	40,161	4.0%	60,242	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	55,325	4.3%	51,122	4.0%	63,903	5.0%
Bank	70,693	6.0%	47,052	4.0%	58,815	5.0%
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$147,212	14.2%	$82,924	8.0%	103,655	10.0%
Bank	96,638	10.4%	74,076	8.0%	92,595	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	84,879	8.2%	41,462	4.0%	62,193	6.0%
Bank	79,510	8.6%	37,038	4.0%	55,557	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	84,879	6.9%	49,330	4.0%	61,663	5.0%
Bank	79,510	7.1%	45,117	4.0%	56,397	5.0%

        The FDIC, through the Deposit Insurance Fund ("DIF"), insures deposits of accountholders up to $250,000. The Bank pays an annual premium to provide for this insurance. On October 3, 2008, as a part of the Emergency Economic Stabilization Act of 2008, this maximum was raised from $100,000 to $250,000 through December 31, 2009. Unless extended, the maximum will revert back to the $100,000 amount at December 31, 2009.

        The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

        We have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner. The material terms of these agreements require us to: (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans, and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses; (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain "well capitalized" status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

        These agreements will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these agreements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

(18) Fair Value of Financial Instruments

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

        The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of December 31, 2008:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes In Fair Values Included In Period Earnings
Trading securities	$12,566	$—	$12,566	$—	$136	$136
Securities available for sale	39,666	—	37,159	2,507	—	(5,605	)(1)
Long-term borrowings at fair value	64,073	—	64,073	—	(950)	(950)
Interest rate swaps	61,199	—	61,199	—	—	—
Mortgage servicing rights	1,081	—	—	1,081	—	(11)
Interest rate lock commitments	169,957	—	169,957	—	—	3,063
Forward contracts to sell mortgage-backed securities	98,496	—	98,496	—	—	(1,504)

(1)
Represents other-than-temporary-impairment charges taken on certain Level 2 and Level 3 securities

  Securities (trading and available for sale)

        The fair value of trading securities is based on bid quotations received from securities dealers or modeling utilizing estimated cash flows, depending on the circumstances of the individual security. The fair value of securities available for sale is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

        Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2008, $2.507 million ($10.938 million par value) of our securities available for sale (four securities) were classified as Level 3, all of which are pooled trust preferred securities. The ongoing market environment has become increasingly inactive for these security types and made fair value pricing more subjective. The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

        The following table details the four Level 3 securities:

				Current Rating/ Outlook (2)
		(1) Percent Subordinate	Remaining Par Value				(3) Auction Call Date	(4) Index
(dollars in thousands)	Class			Moody's	Fitch	Maturity
ALESCO Preferred Funding VII	C-1	9.33%	$1,000	Baa1/Neg	BBB+/Neg	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	6.46%	4,938	Baa1/Neg	A-/Neg	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding III	B	9.90%	2,500	Ba3	BBB+/Neg	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	10.51%	2,500	B3	A-/Neg	5/1/2033	N/A	3ML + 1.8%

(1)
Indicates the estimated percentage of issued securities within the structure that are subordinate in payment of principal and interest to the notes owed by the bank

(2)
Ratings as of December 31, 2008

(3)
Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the Collateral Debt Securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the Collateral Manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(4)
3/6ML—3 or 6 Month LIBOR. LIBOR (London Interbank Offered Rate)—daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market

        Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows:

	Key Model Assumptions Used In Pricing
	Libor	Risk Free Rate (1)	Liquidity/Risk Premium (2)	Discount Rate (3)	Maturity (4)
ALESCO Preferred Funding VII	3.25%	3.00%	25.00%	28.00%	3/23/2015
ALESCO Preferred Funding XI	3.25%	3.00%	35.00%	38.00%	6/23/2016
MM Community Funding III	3.25%	3.00%	21.00%	24.00%	8/1/2031
MM Community Funding IX	3.25%	3.00%	21.00%	24.00%	5/1/2033

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

(4)
Maturity is call date, where appropriate

(dollars in thousands)	Model Result	Fair Value
ALESCO Preferred Funding VII	$0.32	$320
ALESCO Preferred Funding XI	0.21	1,037
MM Community Funding III	0.25	625
MM Community Funding IX	0.21	525

		$2,507

        The following table shows the sensitivity of the fair value of the Level 3 securities to changes in the model assumptions:

	Estimated % Price Change Due To 3 Month LIBOR Rate (1)			Estimated % Price Change Due To Risk Free Interest Rate (1)
	(1.00)%	Base	1.00%	(1.00)%	Base	1.00%
ALESCO Preferred Funding VII	(8.80)%	3.25%	8.80%	4.50%	3.00%	(4.20)%
ALESCO Preferred Funding XI	(6.90)%	3.25%	6.90%	3.70%	3.00%	(3.50)%
MM Community Funding III	(15.40)%	3.25%	15.40%	5.00%	3.00%	(4.60)%
MM Community Funding IX	(19.50)%	3.25%	19.50%	4.80%	3.00%	(4.30)%

	Estimated % Price Change Due To Liquidity/Risk Premium Rate (1)
	(10.00)%	Base	10.00%
ALESCO Preferred Funding VII	59.00%	25.00%	(33.40)%
ALESCO Preferred Funding XI	49.40%	35.00%	(27.90)%
MM Community Funding III	84.80%	21.00%	(32.70)%
MM Community Funding IX	82.40%	21.00%	(31.20)%

(1)
The indicated pricing under each simulation assumes that all of the other key assumptions in the model are held constant. Percentage changes in price are approximations and should not be relied upon for investment purposes.

        At the end of the third quarter of 2008, we transferred the four securities discussed above to Level 3, primarily due to the lack of market activity for these securities. That lack of market activity made pricing more difficult as there were no true observable inputs to determine pricing.

        As of December 31, 2008, MSRs were classified as Level 3. We calculate the fair value of MSRs by using a present value of future cash flows model. Note 5 details our model assumptions and sensitivity analysis for MSRs.

        The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008:

(dollars in thousands)	Securities	MSRs
Balance at beginning of year	$—	$670
Additions to and transfers into Level 3	10,980	519
MSR amortization	—	(97)
Total realized losses included in other comprehensive income	(4,581)	(11)
Total unrealized losses included in other comprehensive income	(3,892)	—

Balance at end year	$2,507	$1,081

  Servicing Rights

        Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management's best estimate of remaining loan lives and discounted at the original discount rate.

  Derivative Loan Commitments

        Commitments to Originate Loans.    We engage an experienced third party to estimate the fair market value of our interest rate lock commitments ("IRLC"). IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

        Forward Sales of Mortgage-Backed Securities Contracts.    Fair value of these commitments is determined based upon the quoted market values of the securities.

        We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of December 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Alt A loans	$20,945	$—	$—	$20,945
Other impaired loans	26,695	—	—	26,695
Real estate acquired through foreclosure	18,994	—	—	18,994

  ALT A loans

        In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase. At December 31, 2008, we maintained $6.335 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors. Such loans amounted to $17.736 million as of December 31, 2007. We did not repurchase any loans due to early payment default during 2008.

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

        In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. At December 31, 2008, we held $14.610 million in primarily ALT A loans in our portfolio that were transferred from loans held for sale at fair value. Such loans amounted to $15.793 million at December 31, 2007.

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

        If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan's effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discounts existing at origination or acquisition of the loan.

        Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans (including ALT As) had a carrying amount of $47.640 million as of December 31, 2008 and $47.976 million as of December 31, 2007, with specific reserves of $2.708 million as of December 31, 2008 and $2.544 million as of December 31, 2007.

        When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be occur in the future. During 2008, the Company charged-off $7.525 million of impaired loans to the allowance for loan losses.

  Real Estate Acquired Through Foreclosure

        We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral, listing prices supported by broker recommendation, or discounted based on various economic factors consistent with our loan review policies. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $18.994 million as of December 31, 2008 and $18.981 million as of December 31, 2007. During 2008, we added $15.016 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs, included in noninterest expense, of $4.400 million.

        The carrying value and estimated fair value of financial instruments as of December 31, 2008 and 2007 are summarized in the following table in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Certain financial instruments disclosed previously in this footnote are excluded from this table.

	2008		2007
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$67,339	$67,339	$91,321	$91,321
Loans held for sale	60,203	60,203	80,920	80,920
Loans receivable	978,696	986,467	854,920	862,168
Restricted stock investments	7,066	7,066	5,983	5,983
Liabilities:
Deposits	950,233	964,077	904,953	906,719
Long- and short-term borrowings	156,923	168,873	129,516	132,499
Junior subordinated deferrable interest debentures	73,724	67,291	73,724	68,016

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

        The fair value for nonperforming loans was determined utilizing SFAS No. 114.

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

  Long- and Short-Term Borrowings and Junior Subordinated Deferrable Interest Debentures

        Long- and short-term borrowings and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2008.

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

(19) Segment Information

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

        The following table presents certain information regarding our business segments:

For the year ended December 31, 2008

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$59,609	$20,987	$3,447	$84,043
Interest expense	32,442	3,381	2,174	37,997

Net interest income	27,167	17,606	1,273	46,046
Provision for loan losses	5,701	3,927	5,155	14,783

Net interest income (loss) after provision for loan losses	21,466	13,679	(3,882)	31,263
Noninterest income	7,977	3,959	9,068	21,004
Noninterest expense	49,386	14,797	15,684	79,867
Net intersegment income	1,437	—	(1,437)	—

Net (loss) income before income taxes	$(18,506)	$2,841	$(11,935)	$(27,600)

Total assets	$1,143,348	$103,946	$60,203	$1,307,497

For the year ended December 31, 2007

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$66,656	$16,574	$5,285	$88,515
Interest expense	35,236	4,089	4,510	43,835

Net interest income	31,420	12,485	775	44,680
(Reversal of) provision for loan losses	(367)	2,215	7,067	8,915

Net interest income (loss) after provision for loan losses	31,787	10,270	(6,292)	35,765
Noninterest income	14,383	3,482	6,235	24,100
Noninterest expense	48,208	11,081	18,949	78,238
Net intersegment income	79	—	(79)	—

Net (loss) income before income taxes	$(1,959)	$2,671	$(19,085)	$(18,373)

Total assets	$1,085,590	$80,312	$80,920	$1,246,822

For the year ended December 31, 2006

(dollars in thousands)	Commercial and Consumer Banking	Consumer Finance	Mortgage- Banking	Total
Interest income	$73,808	$14,063	$7,877	$95,748
Interest expense	37,852	3,299	5,331	46,482

Net interest income	35,956	10,764	2,546	49,266
Provision for loan losses	150	2,165	—	2,315

Net interest income after provision for loan losses	35,806	8,599	2,546	46,951
Noninterest income	10,876	3,121	9,770	23,767
Noninterest expense	43,612	9,345	16,202	69,159
Net intersegment income	42	—	(42)	—

Net income (loss) before income taxes	$3,112	$2,375	$(3,928)	$1,559

Total assets	$1,103,008	$65,911	$94,371	$1,263,290

(20) Comprehensive Income

        Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains or losses on available-for-sale securities and interest rate swaps that will be accumulated with net income in determining comprehensive income.

        Components of our comprehensive loss are as follows for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Net (loss) income	$(15,088)	$(10,063)	$1,924

Other comprehensive income items:
Cumulative effect of accounting change for certain investments, net of tax expense of $0, $625, and $0, respectively	—	993	—
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(4,227), $(817), and $332, respectively)	(6,246)	(1,299)	528
Unrealized holding losses on swaps arising during the period (net of tax benefit of $484, $0, and $0, respectively)	(715)	—	—
Reclassification adjustment for losses (gains) (net of tax (benefit) expense of $(2,170), $364, and $(1,173), respectively) included in net (loss) income	3,206	(579)	1,864

Total other comprehensive (loss) income	(3,755)	(885)	2,392

Total comprehensive (loss) income	$(18,843)	$(10,948)	$4,316

(21) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$20,343	$20,951	$21,025	$21,724
Interest expense	9,876	9,253	9,114	9,754

Net interest income	10,467	11,698	11,911	11,970
Provision for loan losses	5,358	3,098	2,504	3,823
Other operating income	6,975	6,829	7,948	4,628
(Loss) gain on sale of securities, net	(50)	279	—	—
Other-than-temporary impairment charges	(4,581)	(1,024)	—	—
Operating expenses	22,817	19,183	19,386	18,481

Loss before taxes	(15,364)	(4,499)	(2,031)	(5,706)
Income tax benefit	(6,304)	(2,218)	(1,562)	(2,428)

Net loss	$(9,060)	$(2,281)	$(469)	$(3,278)

Net loss per common share (basic)	$(1.41)	$(0.36)	$(0.07)	$(0.52)

Net loss per common share (diluted)	$(1.41)	$(0.36)	$(0.07)	$(0.52)

Market prices: high	$2.50	$3.95	$5.99	$8.05
low	0.50	0.22	3.11	5.06

	2007
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$22,069	$22,076	$22,391	$21,979
Interest expense	10,933	11,197	10,933	10,772

Net interest income	11,136	10,879	11,458	11,207
Provision for loan losses	3,452	2,411	2,515	537
Other operating income	5,933	5,753	5,409	6,062
Gain on sale of securities	—	56	—	887
Operating expenses	20,101	20,012	20,478	17,647

Loss before taxes	(6,484)	(5,735)	(6,126)	(28)
Income tax benefit	(3,766)	(2,154)	(2,262)	(128)

Net (loss) income	$(2,718)	$(3,581)	$(3,864)	$100

Net (loss) income per common share (basic)	$(0.43)	$(0.56)	$(0.60)	$0.02

Net (loss) income per common share (diluted)	$(0.43)	$(0.56)	$(0.60)	$0.02

Market prices: high	$10.40	$13.05	$15.20	$18.61
low	4.89	7.95	12.00	15.00

(22) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,
(dollars in thousands)	2008	2007
Assets:
Cash and interest-bearing deposits	$5,252	$10,946
Subordinated notes	7,500	7,500
Loans receivable	4,000	6,501
Securities available for sale	251	478
Investment in subsidiaries	98,354	108,849
Company-owned life insurance	3,029	2,900
Other assets	2,799	3,205

Total assets	$121,185	$140,379

Liabilities and stockholders' equity:
Other liabilities	$1,446	$2,085
Junior subordinated deferrable interest debentures	73,724	73,724
Stockholders' equity	46,015	64,570

Total liabilities and stockholders' equity	$121,185	$140,379

Statements of Operations

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Income:
Interest on investments and interest-bearing deposits	$164	$365	$261
Interest on subordinated note	541	508	493
Interest on loans	323	863	1,205
Gain on sale of securities	—	943	26
Other income	1,009	1,030	883

Total income	2,037	3,709	2,868

Expenses:
Interest expense	4,640	5,501	5,384
Professional expenses	354	325	297
Other expenses	404	370	366

Total expenses	5,398	6,196	6,047

Loss before income tax benefit	(3,361)	(2,487)	(3,179)
Income tax (benefit) expense	(227)	63	(412)

Loss before equity in undistributed net loss of subsidiaries	(3,134)	(2,550)	(2,767)
Equity in undistributed net (loss) income of subsidiaries	(11,954)	(7,513)	4,691

Net (loss) income	$(15,088)	$(10,063)	$1,924

Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Loss before undistributed net income of subsidiaries	$(3,134)	$(2,550)	$(2,767)
Gain on sale of securities	—	(943)	(26)
Decrease (increase) in other assets	1,492	(3,665)	(352)
Income from company-owned life insurance	(130)	(122)	(100)
Excess tax benefit on stock-based compensation	—	—	(585)
(Decrease) increase in other liabilities	(639)	768	327

Net cash used in operating activities	(2,411)	(6,512)	(3,503)

Cash flows from investing activities:
(Investment in) dividends from subsidiaries	(6,000)	1,324	(1,695)
Loan repayments (disbursements), net	2,501	13,353	(12,598)
Sale of securities available for sale	—	1,445	116

Net cash (used in) provided by investing activities	(3,499)	16,122	(14,177)

Cash flows from financing activities:
Proceeds from stock issuance, net	283	371	1,884
Repurchase of common stock, net	(67)	(1,162)	(582)
Excess tax benefit on stock-based compensation	—	—	585

Net cash provided by (used in) financing activities	216	(791)	1,887

Net (decrease) increase in cash and cash equivalents	(5,694)	8,819	(15,793)
Cash and cash equivalents at beginning of year	10,946	2,127	17,920

Cash and cash equivalents at end of year	$5,252	$10,946	$2,127

(23) Recent Accounting Pronouncements

Pronouncements Adopted

        On October 10, 2008, the FASB issued Staff Position ("FSP") No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values at December 31, 2008.

        On December 11, 2008, the FASB issued FSP No. 140-4 and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, to require public entities to provide additional disclosures about transfers of financial assets. FSP 140-4 and FIN46(R)-8 are effective for the first reporting period ending after December 15, 2008. We adopted the guidance for our disclosures for the year ended December 31, 2008.

Pronouncements Issued But Not Yet Effective

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity's financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not anticipate the adoption of this standard to have a material impact on the disclosures to our financial statements.

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

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

        During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company's internal control over financial reporting as of December 31, 2008. Management's report on the Company's internal control over financial reporting is set forth in the page that follows.

Management's Report On Internal Control Over Financial Reporting

        Management of First Mariner Bancorp (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under management's supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only this management's report.

        Management of the Company has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

        The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

/s/ EDWIN F. HALE, SR. Edwin F. Hale, Sr. Chief Executive Officer	/s/ MARK A. KEIDEL Mark A. Keidel Chief Financial Officer

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

        All other information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 11    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" contained in Item 5 of Part II of this report.

        All other information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006
(a)(3) and (b)	Exhibits Required to be filed by Item 601 of Regulation S-K.
The exhibits that are filed or furnished with this report are listed in the Exhibit Index following the Signatures, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP
Date: March 31, 2009	By:	/s/ EDWIN F. HALE SR. Edwin F. Hale Sr. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 31st day of March, 2009.

/s/ EDWIN F. HALE SR. Edwin F. Hale Sr., Chief Executive Officer and Director	/s/ MARK A. KEIDEL Mark A. Keidel, Chief Financial Officer
/s/ JOSEPH A. CICERO Joseph A. Cicero, President and Director	/s/ GEORGE H. MANTAKOS George H. Mantakos, Executive Vice President and Director
/s/ ANIRBAN BASU Anirban Basu, Director	/s/ JOHN MCDANIEL John McDaniel, Director
/s/ BARRY B. BONDROFF Barry B. Bondroff, Director	/s/ JOHN J. OLIVER John J. Oliver, Director
/s/ JOHN BROWN III John Brown III, Director	/s/ PATRICIA SCHMOKE Patricia Schmoke, Director
/s/ EDITH B. BROWN Edith B. Brown, Director	/s/ HECTOR TORRES Hector Torres, Director
/s/ ROBERT CARET Robert Caret, Director	/s/ MICHAEL R. WATSON Michael R. Watson, Director
/s/ GREGORY ALLEN DEVOU Gregory Allen Devou, Director

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
3.2	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of First Mariner's Form 10-Q for the quarter ended September 30, 2002)
3.3	First Amendment to Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 of First Mariner's Form 8-K filed on December 18, 2007)
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	Lease Agreement dated March 1, 1996 between First Mariner Bank and Mars Super Markets, Inc. (Incorporated by reference to Exhibit 10.3 of the 1996 Registration Statement)
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
10.26	Description of Board Fees (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2008)
10.27	Description of 2006 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 1, 2006)
10.28	Lease Agreement dated January 8, 2007 between First Mariner Bank and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 14, 2007)
10.29	Description of 2007 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 14, 2007)

10.30	Description of 2008 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 28, 2008)
10.31	Lease Agreement dated January 17, 2008 between Next Generation Financial Services and Canton Crossing Tower, LLC (Filed herewith)
21.1	Subsidiaries of Registrant (Filed herewith)
23.1	Consent of Stegman & Company (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)