Form 10-Q
period 2009-03-31
FIRST MARINER BANCORP
filed 2009-05-15
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The number of shares of common stock outstanding as of May 8, 2009 is 6,452,631 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$100,905	$21,045
Federal funds sold and interest-bearing deposits	7,068	46,294
Trading securities, at fair value	12,378	12,566
Securities available for sale, at fair value	40,272	39,666
Loans held for sale	85,298	60,203
Loans receivable	980,470	978,696
Allowance for loan losses	(15,515)	(16,777)
Loans, net	964,955	961,919
Real estate acquired through foreclosure	22,403	18,994
Restricted stock investments	7,619	7,066
Premises and equipment, net	48,750	49,964
Accrued interest receivable	6,400	6,335
Income taxes recoverable	4,304	1,812
Deferred income taxes	24,554	26,057
Bank-owned life insurance	35,252	36,436
Prepaid expenses and other assets	19,533	19,140

Total assets	$1,379,691	$1,307,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$120,847	$114,751
Interest-bearing	900,960	835,482
Total deposits	1,021,807	950,233
Short-term borrowings	50,009	43,128
Long-term borrowings, at fair value	63,496	64,073
Long-term borrowings	111,502	113,795
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities ($1,374 and $1,199 at fair value, respectively)	15,232	16,529
Total liabilities	1,335,770	1,261,482

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,452,631shares issued and outstanding at both March 31, 2009 and December 31, 2008	323	323
Additional paid-in capital	56,753	56,741
Retained deficit	(7,438)	(5,485)
Accumulated other comprehensive loss	(5,717)	(5,564)
Total stockholders’ equity	43,921	46,015

Total liabilities and stockholders’ equity	$1,379,691	$1,307,497

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Interest income:
Loans	$19,639	$20,001
Investments and other earning assets	800	1,723
Total interest income	20,439	21,724
Interest expense:
Deposits	6,418	6,156
Short-term borrowings	209	203
Long-term borrowings	2,734	3,395
Total interest expense	9,361	9,754
Net interest income	11,078	11,970
Provision for loan losses	4,396	3,823
Net interest income after provision for loan losses	6,682	8,147
Noninterest income:
Total other-than-temporary impairment charges	(2,058)	—
Less: Portion included in other comprehensive income (pre-tax)	342	—
Net other-than-temporary impairment charges on securities available for sale	(1,716)	—
Origination fees and gain on sale of mortgage loans	3,614	654
Other mortgage-banking revenue	1,296	977
ATM fees	714	777
Service fees on deposits	1,332	1,535
Gain (loss) on financial instruments carried at fair value	768	(1,020)
Loss on sale of premises and equipment	—	(33)
Commissions on sales of nondeposit investment products	136	240
Income from bank-owned life insurance	336	371
Commissions on sales of other insurance products	734	620
Other	1,058	507
Total noninterest income	8,272	4,628
Noninterest expense:
Salaries and employee benefits	9,207	9,204
Occupancy	2,947	2,631
Furniture, fixtures, and equipment	979	983
Professional services	858	421
Advertising	258	430
Data processing	513	548
ATM servicing expenses	228	244
Write-downs, losses, and costs of real estate acquired through foreclosure	2,114	636
Secondary marketing valuation	—	180
Service and maintenance	726	673
Other	2,665	2,531
Total noninterest expense	20,495	18,481
Net loss before income taxes	(5,541)	(5,706)
Income tax benefit	(2,440)	(2,428)
Net loss	$(3,101)	$(3,278)
Net loss per common share:
Basic	$(0.48)	$(0.52)
Diluted	$(0.48)	$(0.52)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,101)	$(3,278)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	12	6
Depreciation and amortization	1,381	1,374
Amortization of unearned loan fees and costs, net	143	(107)
Amortization of premiums and discounts on loans, net	(385)	(285)
Amortization of premiums and discounts on mortgage-backed securities, net	2	3
(Gain) loss on financial instruments carried at fair value	(768)	1,020
Origination fees and gain on sale of mortgage loans	(3,614)	(654)
Other-than-temporary impairment charges on securities available for sale	1,716	—
Increase in accrued interest receivable	(65)	(3)
Provision for loan losses	4,396	3,823
Write-downs and losses on sale of real estate acquired through foreclosure	1,938	407
Secondary marketing valuation	—	180
Loss on sale of premises and equipment	—	33
Increase in cash surrender value of bank-owned life insurance	(336)	(371)
Originations of mortgage loans held for sale	(502,593)	(373,729)
Proceeds from mortgage loans held for sale	481,112	360,721
Net decrease in accrued expenses and other liabilities	(1,297)	(1,549)
Net increase in prepaids and other assets	(2,724)	(2,769)
Net cash used in operating activities	(24,183)	(15,178)
Cash flows from investing activities:
Loan principal disbursements, net of repayments	(14,419)	(8,036)
Purchases of premises and equipment	(179)	(468)
Proceeds from disposals of premises and equipment	12	7
(Purchases) redemptions of restricted stock investments	(553)	43
Maturities/calls/repayments of trading securities	379	1,047
Activity in securities available for sale:
Maturities/calls/repayments of securities available for sale	1,004	459
Purchase of securities available for sale	(999)	—
Redemptions of bank-owned life insurance	1,528	—
Proceeds from sales of real estate acquired through foreclosure	1,882	3,325
Net cash used in investing activities	(11,345)	(3,623)
Cash flows from financing activities:
Net increase in deposits	71,574	37,231
Net increase in other borrowed funds	4,588	3,322
Proceeds from stock issuance	—	106
Net cash provided by financing activities	76,162	40,659
Increase in cash and cash equivalents	40,634	21,858
Cash and cash equivalents at beginning of period	67,339	91,321
Cash and cash equivalents at end of period	$107,973	$113,179
Supplemental information:
Interest paid on deposits and borrowed funds	$9,134	$9,343
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$7,229	$4,632
Transfer of loans held for sale to loan portfolio	$—	$613

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for three months

ended March 31, 2009 and 2008 is unaudited)

(1)                                Summary Of Significant Accounting Policies

Basis Of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.  When used in these notes, the terms “the Company”,  “we”,  “us”,  and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), Mariner Finance, LLC (“Mariner Finance”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (the “allowance”), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale, and deferred taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

Securities

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

Securities held to maturity and available for sale are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment. In determining whether an impairment is other-than-temporary, we consider whether it is more likely than not that we will be required to sell the security before full recovery of the value. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the security is segmented into credit and noncredit-related components.  Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

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

Fair Value hedges are used to minimize the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  At inception of a fair value hedge, we formally document the hedging relationship and our risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed.  Each reporting period, we evaluate the effectiveness of the hedge in offsetting changes in the fair value of the hedged item.

For both cash flow and fair value hedges, we would discontinue hedge accounting if it were determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

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

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009

(2)                                Securities

The composition of our securities portfolio is as follows:

	March 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$22,110	$923	$535	$22,498
Trust preferred securities	20,652	—	7,433	13,219
Equity securities - Banks	549	—	369	180
U.S. Treasury securities	999	3	—	1,002
Corporate obligations	2,710	36	123	2,623
Foreign government bonds	750	—	—	750
	$47,770	$962	$8,460	40,272
Trading:
Mortgage-backed securities				12,378
				$52,650

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$22,423	$609	$784	$22,248
Trust preferred securities	20,460	—	7,594	12,866
Equity securities - Banks	549	—	298	251
U.S. Treasury securities	1,000	3	—	1,003
Corporate obligations	2,675	—	127	2,548
Foreign government bonds	750	—	—	750
	$47,857	$612	$8,803	39,666
Trading:
Mortgage-backed securities				12,566
				$52,232

Contractual maturities of debt securities at March 31, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Available for Sale:
Due in one year or less	$3,366	$2,693
Due after one year through five years	5,532	4,070
Due after five years through ten years	288	166
Due after ten years	15,925	10,665
Mortgage-backed securities	22,110	22,498
	$47,221	40,092
Trading:
Mortgage-backed securities		12,378
		$52,470

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at March 31, 2009:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$—	$—	$5,026	$535	$5,026	$535
Trust preferred securities	4,829	4,742	8,390	2,691	13,219	7,433
Corporate obligations	1,120	123	—	—	1,120	123
Equity securities - Banks	—	—	180	369	180	369
	$5,949	$4,865	$13,596	$3,595	$19,545	$8,460

The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded other-than-temporary impairment (“OTTI”) charges of $1.716 million on positions in pooled trust preferred collateralized debt obligations during the first three months of 2009.  In addition, as a result of the adoption of FASB Staff Position (“FSP”) No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments during the first quarter of 2009, we added back to retained earnings as a cumulative effect of accounting change $1.148 million, net of taxes of $750,000, in OTTI previously taken that was determined to not be related to credit deterioration (see Notes 6 and 9 for additional information). We determined that the remaining trust preferred securities were temporarily impaired as of March 31, 2009.

The following shows the activity in OTTI related to credit losses for the three months ended March 31, 2009:

(dollars in thousands)
Balance at beginning of year	$5,605
Reduction - cumulative effect of accounting change,	(1,898)
Additional OTTI taken for credit losses	1,716
Balance at end of period	$5,423

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased.  We have the ability and intent to hold these securities to maturity, or, for equity securities, for the foreseeable future, and we expect these securities will be repaid in full, with no losses realized. As such, management does not consider the impairments to be other-than-temporary.

(3)                                Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Loans secured by first mortgages on real estate:
Residential	$147,569	$138,551
Commercial	321,912	319,591
Consumer residential construction	65,723	69,496
Commercial construction	103,397	109,773
	638,601	637,411
Commercial	86,943	90,896
Loans secured by second mortgages on real estate	142,067	135,873
Consumer	109,127	112,941
Loans secured by deposits and other	7,117	3,526
Total loans	983,855	980,647
Unamortized loan discounts, net	(342)	(386)
Unearned loan fees, net	(3,043)	(1,565)
	$980,470	$978,696

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $296,000 and $378,000 as of March 31, 2009 and December 31, 2008, respectively. Included in net unearned loan fees and costs in the above table is unearned income on installment loans of $3.904 million and $2.674 million as of March 31, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended March 31:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Beginning balance	$15,441	$16,907	$831	$1,114	$14,610	$15,793
Additional transfers	—	660	—	47	—	613
Loans moved to real estate acquired through foreclosure	(200)	(280)	—	(14)	(200)	(266)
Charge-offs	(1,056)	(562)	(74)	—	(982)	(562)
Payments/amortization	(30)	—	(41)	(174)	11	174
Ending balance	$14,155	$16,725	$716	$973	$13,439	$15,752

The following table provides information concerning nonperforming assets and past-due loans:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Nonaccruing loans	$42,734	$38,763
Real estate acquired through foreclosure	22,403	18,994
Total nonperforming assets	$65,137	$57,757

Loans past-due 90 days or more and accruing	$10,742	$9,679

Commercial loans we consider impaired at March 31, 2009 and December 31, 2008 totaled $27.979 million and $26.695 million, respectively. The specific reserve for loan losses for commercial impaired loans was approximately $980,000 at March 31, 2009 and $1.264 million at December 31, 2008.

The following table shows the breakout of commercial impaired loans:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$10,199	$8,155
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	17,780	18,540
	$27,979	$26,695

Consumer loans we consider impaired at March 31, 2009 and December 31, 2008 totaled $18.754 million and $20.945 million, respectively. The specific reserve for loan losses for consumer impaired loans was approximately $231,000 at March 31, 2009 and $1.444 million at December 31, 2008.

The following table shows the breakout of consumer impaired loans at:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$798	$7,410
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	17,956	13,535
	$18,754	$20,945

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $9.744 million as of March 31, 2009 and $9.074 million as of December 31, 2008.  Our TDRs are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.  We initially measure impairment of TDRs on a loan-by-loan basis.  The majority of our TDRs as of March 31, 2009 and December 31, 2008 were collateral dependent and, therefore, any impairment was determined using the fair value of the collateral.

Changes in the allowance for losses on loans are summarized as follows for the three months ended March 31:

(dollars in thousands)	2009	2008
Balance at beginning of year	$16,777	$12,789
Provision for loan losses	4,396	3,823
Charge-offs	(5,856)	(3,180)
Recoveries	198	376
Balance at end of year	$15,515	$13,808

(4)                                Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three-month periods ended March 31, 2009 and 2008, all options (830,419 and 847,288, respectively) were antidilutive and excluded from the computations due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows for the three months ended March 31:

(dollars in thousands, except for per share data)	2009	2008
Net loss - basic and diluted	$(3,101)	$(3,278)
Weighted-average share outstanding - basic	6,452,631	6,351,831
Dilutive securities - options and warrants	—	—
Adjusted weighted-average shares outstanding - dilutive	6,452,631	6,351,831
Loss per share - basic	$(0.48)	$(0.52)
Loss per share - diluted	$(0.48)	$(0.52)

(5)                                Regulatory Matters

Various regulatory capital requirements administered by the federal banking agencies apply to First Mariner Bancorp and the Bank. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2009, the Bank was considered “adequately capitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of March 31, 2009 and December 31, 2008 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$106,430	9.3%	$91,283	8.0%	$114,103	10.0%
Bank	94,231	9.1%	82,461	8.0%	103,076	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	53,215	4.7%	45,641	4.0%	68,462	6.0%
Bank	75,677	7.3%	41,230	4.0%	61,846	6.0%
Tier 1 capital (to average first quarter assets):
Consolidated	53,215	4.0%	53,346	4.0%	66,682	5.0%
Bank	75,677	6.2%	49,008	4.0%	61,260	5.0%

As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$110,650	9.9%	$89,212	8.0%	$111,515	10.0%
Bank	90,367	9.0%	80,322	8.0%	100,403	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	55,325	5.0%	44,606	4.0%	66,909	6.0%
Bank	70,693	7.0%	40,161	4.0%	60,242	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	55,325	4.3%	51,122	4.0%	63,903	5.0%
Bank	70,693	6.0%	47,052	4.0%	58,815	5.0%

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund (“DIF”), insures deposits of accountholders up to $250,000. The Bank pays an annual premium to provide for this insurance. On October 3, 2008, as a part of the Emergency Economic Stabilization Act of 2008, this maximum was raised from $100,000 to $250,000 through December 31, 2009.  Unless extended, the maximum will revert back to the $100,000 amount at December 31, 2009.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

We have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner.  The material terms of these agreements require us to:  (i) formulate a plan for the reduction and collection of adversely classified loans, nonaccrual loans, and delinquent loans and otherwise improve our asset quality; (ii) develop a policy for managing the real estate we acquire by foreclosure or by deed in lieu of foreclosure; (iii) periodically review the adequacy of our allowance for loan and lease losses; (iv) develop a plan for systematically reducing and monitoring our residential real estate acquisition, development, and construction loan portfolio; (v) develop and implement a profit and budget plan to improve our operating performance; (vi) develop a capital plan to maintain “well capitalized” status; (vii) submit plans to reduce parent company leverage; and (viii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  We have also agreed to provide the Federal Reserve Bank of Richmond advance notice involving significant capital transactions.

Subsequent to March 31, 2009, the Bank entered into an agreement with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of certain Orders.  See Note 10 for more information about these Orders.

These agreements will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these agreements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

(6)                                 Fair Value of Financial Instruments

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

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of March 31, 2009:

			Significant
			Other	Significant		Total Changes
		Quoted	Observable	Unobservable	Trading	In Fair Values
	Carrying	Prices	Inputs	Inputs	Gains and	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Trading securities	$12,378	$—	$12,378	$—	$191	$191
Securities available for sale	40,272	—	38,320	1,952	—	(1,716	)(1)
Long-term borrowings at fair value	63,496	—	63,496	—	577	577
Interest rate swaps
(notional amount of $60,000)	61,374	—	61,374	—	—	(175)
Mortgage servicing rights	1,227	—	—	1,227	—	(3)
Interest rate lock commitments
(notional amount of $252,518)	255,605	—	255,605	—	—	24
Forward contracts to sell mortgage-backed securities
(notional amount of $160,250)	158,778	—	158,778	—	—	(1,505)

(1) Represents other-than-temporary-impairment charges taken on certain Level 3 securities

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

We adopted FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, for the quarter ended March 31, 2009.  As a result of the adoption of the FSPs, impairment recognition for the company’s four pooled preferred securities are now segmented into credit and noncredit related components.  Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

During the quarter ended March 31, 2009, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment had occurred with respect to two of our pooled preferred securities. Under the revised guidance, the amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  The credit loss estimated under this method totaled $1.716 million and was charged to operating earnings in the quarter ended March 31, 2009.

The new FSPs also required that any previously recognized OTTI that was not credit related be recorded as an adjustment to the periods beginning retained earnings. Accordingly, $1.148 million ($1.898 million fair value adjustment less deferred taxes of

$750,000) of previously recognized OTTI was added back to other accumulated comprehensive loss, with a corresponding adjustment to retained earnings.

The tables later in this Note show details concerning assumptions used to determine credit and noncredit-related losses and other details on the our pooled preferred securities.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2009, $1.952 million ($10.938 million par value) of our securities available for sale (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The ongoing market environment has become increasingly inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		(1)	Remaining				(3)
		Percent	Par	Current Rating/Outlook (2)			Auction	(4)
(dollars in thousands)	Class	Subordinate	Value	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	9.33%	$1,000	Ca	CC	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	6.46%	4,938	Ca	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	9.90%	2,500	Caa2	CCC	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	10.51%	2,500	Caa3	CC	5/1/2033	N/A	3ML + 1.8%

(1)         Indicates the estimated percentage of issued securities within the structure that are subordinate in payment of principal and interest to the notes owed by the bank

(2)         Ratings as of March 31, 2009

(3)         Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the Collateral Debt Securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the Collateral Manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(4)         3/6ML - 3 or 6 Month LIBOR. LIBOR (London Interbank Offered Rate)  — daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows:

	Key Model Assumptions Used In Pricing
	Future	Credit $	Liquidity	Liquidity $
	Default (1)	MTM (2)	Premium (3)	MTM Adj (4)
ALESCO Preferred Funding VII	36.00%	$52.91	12.00%	$31.05
ALESCO Preferred Funding XI	36.00%	$55.20	12.00%	$45.75
MM Community Funding	36.65%	$70.52	12.00%	$38.33
MM Community Funding IX	36.00%	$62.46	12.00%	$43.99

(1)         The anticipated level of total defaults from the issuers within the pool of performing collateral as of March 31, 2009.  There are no recoveries assumed on any default.

(2)         The credit mark to market represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security

(3)         The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities

(4)         The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium.  The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

	Model
	Result	Fair Value
		(in thousands)
ALESCO Preferred Funding VII	$21.86	$219
ALESCO Preferred Funding XI	9.45	466
MM Community Funding	32.20	805
MM Community Funding IX	18.48	462
		$1,952

Servicing Rights

As of March 31, 2009, mortgage servicing rights (“MSRs”) were classified as Level 3.  We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs as of March 31, 2009 and the sensitivity of the fair values to adverse changes in those assumptions follows (dollars in thousands):

Fair value of MSRs	$1,227
Weighted-average life (in years) (1)	4.8
Discount rate	6.75%
Option-adjusted spread (“OAS”)	2.75%

Sensitivity Analysis
Discount Rate Assumption (Change in OAS):
Decrease in fair value from 100bp adverse change	$35
Decrease in fair value from 200bp adverse change	69
Decrease in fair value from 300bp adverse change	102

Prepayment Speed Assumption (Assumed Age Borrower Vacates Property)
Decrease in fair value from 5-year adverse change	$267
Decrease in fair value from 10-year adverse change	587
Decrease in fair value from 15-year adverse change	909

(1)  The majority of our MSRs are related to reverse mortgages for which there are no calculable contractual lives

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts.  The Company receives a net servicing fee of generally $240 per loan annually.  The precise market value of MSRs cannot be readily determined because these assets are not actively traded in stand-alone markets.  Our MSRs valuation process uses a discounted cash flow model combined with analysis of current market data to arrive at an estimate of fair value at each balance sheet date.  The key assumptions used in the valuation of MSRs include mortgage prepayment speeds (average lives), which are a function of the age of the borrower, and the discount rate (projected LIBOR plus option-adjusted spread).  Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The discount rate used to determine the present value of estimated future net servicing income represents management’s expectation of the required rate of return investors in the market would expect for an asset with similar risk.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2009:

(dollars in thousands)	Securities	MSRs
Balance at beginning of period	$2,507	$1,081
Additions to and transfers into Level 3	—	207
MSR amortization	—	(58)
Total realized losses included in other comprehensive income	(1,716)	—
Total realized losses recaptured through retained earnings as cumulative effect of accounting change	1,898	—
Total unrealized losses included in other comprehensive income	(737)	(3)
Balance at end of period	$1,952	$1,227

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

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis as of March 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Alt A loans	$18,754	$—	$—	$18,754
Other impaired loans	27,979	—	—	27,979
Real estate acquired through foreclosure	22,403	—	—	22,403

Impaired ALT A loans

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase. At March 31, 2009, we maintained $5.315 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors. Such loans amounted to $6.335 million as of December 31, 2008. We did not repurchase any loans due to early payment default during the first quarter of 2009.

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

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. At March 31, 2009, we held $13.439 million in primarily ALT A loans in our portfolio that were transferred from loans held for sale at fair value. Such loans amounted to $14.610 million at December 31, 2008.

Other Impaired Loans

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans (including ALT A loans) had a carrying amount of $46.733 million as of March 31, 2009 and $47.640 million as of December 31, 2008, with specific reserves of $1.211 million as of March 31, 2009 and $2.708 million as of December 31, 2008.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses. Losses are recognized in the period an obligation becomes uncollectible. The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may occur in the future. During the first three months of 2009, the Company charged-off $4.184 million of impaired loans to the allowance for loan losses.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $22.403 million as of March 31, 2009 and $18.994 million as of December 31, 2008. During the first three months of 2009, we added $7.229 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $2.114 million. We disposed of $1.882 million of foreclosed properties.

The carrying value and estimated fair value of financial instruments are summarized in the following table. Certain financial instruments disclosed previously in this footnote are excluded from this table.

	March 31, 2009
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value
Assets:
Cash and cash equivalents	$107,973	$107,973
Loans held for sale	85,298	85,298
Loans receivable	980,470	1,026,087
Restricted stock investments	7,619	7,619
Liabilities:
Deposits	1,021,807	1,046,513
Long- and short-term borrowings	161,511	178,389
Junior subordinated deferrable interest debentures	73,724	74,688

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

Long- and Short-Term Borrowings and Junior Subordinated Deferrable Interest Debentures

Long- and short-term borrowings and junior subordinated notes were segmented into categories with similar financial characteristics. Carrying values were discounted using a cash flow approach based on market rates.

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

(7)           Segment Information

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

The following table presents certain information regarding our business segments:

For the three month period ended March 31, 2009:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking (1)	Total
Interest income	$13,333	$6,005	$1,101	$20,439
Interest expense	7,847	808	706	9,361
Net interest income	5,486	5,197	395	11,078
Provision for loan losses	2,140	996	1,260	4,396
Net interest income (loss) after provision for loan losses	3,346	4,201	(865)	6,682
Noninterest income	2,686	913	4,673	8,272
Noninterest expense	11,890	4,369	4,236	20,495
Net intersegment income	226	—	(226)	—
Net (loss) income before income taxes	$(5,632)	$745	$(654)	$(5,541)
Total assets	$1,192,731	$101,662	$85,298	$1,379,691

(1) Includes $3.502 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division. Excluding those expenses, the mortgage-banking segment would have realized net income before income taxes of $2.848 million.

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

(1) Includes $2.523 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division. Excluding those expenses, the mortgage-banking segment would have realized a net loss before income taxes of $1.062 million.

(8)           Comprehensive Loss

Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains or losses on available-for-sale securities and interest rate swaps that will be accumulated with net income (loss) in determining comprehensive income (loss).

Components of our comprehensive loss are as follows for the three months ended March 31:

(dollars in thousands)	2009	2008
Net loss	$(3,101)	$(3,278)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments (net of tax expense of $750 and $0, respectively)	1,148	—
Unrealized holding losses on securities arising during the period (net of tax benefit of $1,153 and $375, respectively)	(1,771)	(575)
Unrealized holding losses on swaps arising during the period (net of tax benefit of $371 and $0, respectively)	(569)	—
Less: reclassification adjustment for losses on securities (net of tax benefit of $(677) and $0, respectively) included in net loss	1,039	—
Total other comprehensive loss	(153)	(575)
Total comprehensive loss	$(3,254)	$(3,853)

(9)           Recent Accounting Pronouncements

Pronouncements Adopted

On April 9, 2009, the FASB issued three final FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurement. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial instruments enhanced consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, provided increased guidance to create increased consistency and clarity in accounting for and presenting impairment losses on securities.

The FSPs are effective for interim and annual periods ending after June 15, 2009. Entities were permitted to adopt the new FSPs for interim and annual periods ending after March 15, 2009. First Mariner elected to adopt the new FSPs effective with the quarter ending March 31, 2009 and recorded a $1.148 million cumulative effect of accounting change to retained earnings.

FSP No. FAS 157-4 relates to determining fair value when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the concept that assets should be valued at a level that would be obtained in an orderly transaction, and the need to use judgment in determining fair value if an active market has become inactive.

FSP No. FAS 107-1 and APB 28-1 now requires that disclosures for fair value of financial instruments not currently reflected on the balance sheet at fair value be prepared and presented quarterly. Previously, these were annual disclosures.

FSP Nos. FAS 115-2 and FAS 124-2 are intended to provide greater consistency to the timing of impairment charges, and bring clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires more timely disclosure regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

See additional information about our adoption of these FSPs in Note 6.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The disclosure requirements of SFAS No. 161 have been adopted for the interim period ended March 31, 2009.

(10)        Subsequent Event

On April 22, 2009, the Bank entered into an agreement (the “Consent Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of a Order to Cease and Desist, Order for Restitution, and Order to Pay (the “Orders”). The Bank did not admit to the FDIC’s allegations that it discriminated against any “protected class” borrowers on a limited number of loans, many of them made to Hispanic borrowers in Northern Virginia, but agreed to settle the dispute to avoid further distraction and litigation expense.

The Consent Agreement and Orders are based on the FDIC’s belief that the Bank engaged in acts of discrimination in violation of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”) in 2005, 2006 and 2007 and in violation of Section 5 of the Federal Trade Commission Act (“Section 5”) in 2006 and 2007.  The alleged violations of the ECOA and the FHA are based on the FDIC’s belief that the Bank charged higher prices to certain Hispanic, African American and female borrowers (“Affected Borrowers”) under residential mortgage loans, in the form of discretionary interest rate and point “overages”, than it charged to similarly-situated non-minority borrowers.  The alleged violations of Section 5 are based on the FDIC’s belief that the Bank’s disclosures for its payment-option adjustable-rate mortgage loans contained misleading information regarding the costs of the loans.

By signing the Consent Agreement, the Bank consented to the issuance of the Orders and the FDIC agreed to take no further action against the Bank in respect of the alleged violations.  The Orders require the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000.  The Bank had reserved $950,000 in the final quarter of 2008 to cover the cost of settling the claims of the Affected Borrowers.  Other than requiring the Bank to cease and desist from violating the ECOA, the FHA and Section 5, the Bank must develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, although the Bank ceased offering these loans in 2007.  Management believes that neither the Consent Agreement nor the Order will have a material impact on the Bank’s financial performance in 2009.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company”, “we”, “us”, and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.  The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief, and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see the “Risk Factors” discussion in the periodic reports that First Mariner Bancorp files with the Securities and Exchange Commission (the “SEC”). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events, or otherwise.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiaries:  First Mariner Bank; Mariner Finance, LLC; and FM Appraisals, LLC.  The Company had over 1,100 employees (approximately 983 full-time equivalent employees) as of March 31, 2009.

The Bank, which is the largest operating subsidiary of First Mariner Bancorp with assets exceeding $1.270 billion as of March 31, 2009, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.  The Bank also has one branch in Pennsylvania.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Delaware, Virginia, New Jersey, Pennsylvania, and Tennessee.  Mariner Finance had total assets of $101.662 million as of March 31, 2009.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.  Below is a discussion of our critical accounting policies.

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

The initial indication of other-than-temporary impairment (“OTTI”) for both debt and equity securities is a decline in the market value below the amount recorded for an investment. In determining whether an impairment is other-than-temporary, we consider whether it is more likely than not that we will be required to sell the security before full recovery of the value. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the security is segmented into credit and noncredit-related components.  Any fair value adjustment due to identified credit related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

Deferred income taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is not likely.

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

Recent Developments

On April 22, 2009, the Bank entered into a consent agreement with the FDIC pursuant to which it agreed to the issuance of consent orders relating to the FDIC’s investigation into whether the Bank violated federal fair lending laws.  Without admitting any wrongdoing, the Bank agreed to the orders to settle the investigation.  Among other things, the consent orders require the Bank to deposit $950,000 into a restitution fund to be used for paying restitution to affected borrowers and to pay a $50,000 civil money penalty.  Details of these consent orders are discussed in Note 10 to the Consolidated Financial Statements presented elsewhere in this report.

Financial Condition

At March 31, 2009, our total assets were $1.380 billion compared to $1.307 billion at December 31, 2008, an increase of 5.5%.  Earning assets decreased $11.386 million or (1.0)% to $1.133 billion at March 31, 2009 from $1.144 billion at December 31, 2008.  The growth in assets was due primarily to increases in cash and due from banks (+$79.860 million), loans outstanding (+$1.774 million), and loans held for sale (+$25.095 million), partially offset by a decrease in other earning assets (-$39.226 million).  We funded the growth in assets with increases in deposits (+$71.574 million) and short-term borrowings (+$6.881 million).

We continued to develop our bank branching and mortgage loan office network, expand our commercial and retail business development efforts, grow Mariner Finance, and successfully develop and market our deposit and loan products.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with corporate investments and diversify the risk in the corporate portfolio.  As of March 31, 2009, we held $12.378 million in securities classified as trading and $40.272 million in securities classified as available for sale (“AFS”). As of December 31, 2008, we held $12.566 million in securities classified as trading and $39.666 million in securities classified as AFS.

Trading Securities

Trading securities remained relatively stable at $12.378 million at March 31, 2009 compared to $12.566 at December 31, 2008. The entire trading security portfolio consists of mortgage-backed securities as of both March 31, 2009 and December 31, 2008.

Securities Available for Sale

AFS securities remained relatively stable at $40.272 million at March 31, 2009 compared to $39.666 million at December 31, 2008.  We recorded $1.716 million in OTTI charges related to two pooled trust preferred securities during the first quarter of 2009.  In addition, during the first quarter of 2009, we added back to retained earnings as a cumulative effect of accounting change $1.148 million (net of tax effect) in OTTI previously recorded that was determined not to be related to credit deterioration (see Note 9 to the Consolidated Financial Statements).  At March 31, 2009, our net unrealized loss on securities classified as available for sale totaled $7.498 million compared to a net unrealized loss of $8.191 million at December 31, 2008.

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

The trust preferred securities we hold in our securities portfolio were issued by other banks and bank holding companies.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, depending on our intention to hold the securities until full value can be recovered.  See additional information on OTTI in Notes 6 and 9 to the Consolidated Financial Statements.

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

Our securities available for sale portfolio composition is as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Mortgage-backed securities	$22,498	$22,248
Trust preferred securities	13,219	12,866
U.S. Treasury securities	1,002	1,003
Corporate obligations	2,623	2,548
Equity securities - Banks	180	251
Foreign government bonds	750	750
	$40,272	$39,666

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Commercial loans and lines of credit	$87,092	$91,111
Commercial construction	103,168	109,484
Commercial mortgages	321,444	319,143
Consumer residential construction	65,728	69,589
Residential mortgages	147,211	138,323
Consumer	255,827	251,046
Total loans	$980,470	$978,696

Total loans increased $1.774 million during the first three months of 2009.  We experienced higher balances in commercial mortgage loans (+$2.301 million), residential mortgage loans (+$8.888 million), and consumer loans (+$4.781 million).  Commercial and consumer residential construction balances decreased (-$6.316 million and -$3.861 million, respectively), as well as did commercial loans and lines of credit (-$4.019 million).  Although we have been aggressive in our loan origination activity, as evidenced by the growth in our total loan portfolio, the poor market environment has continued to impact the demand for construction and development lending products.  Additionally, we incurred significant charge-offs in the commercial and construction loan portfolios during the first three months of 2009.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $57.350 million represents loans made to borrowers for the development of residential real estate as of March 31, 2009.  This segment of the portfolio has exhibited greater weakness during 2008 and the first part of 2009 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Raw residential land	$6,628	$6,630
Residential subdivisions	22,656	23,407
Single residential lots	4,953	4,338
Single family construction	9,142	12,547
Townhome construction	1,639	2,817
Multi-family unit construction	12,332	12,317
	$57,350	$62,056

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

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at March 31, 2009 and December 31, 2008 totaled $27.979 million and $26.695 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $980,000 at March 31, 2009 and $1.264 million at December 31, 2008.  While the level of impaired loans grew higher, specific reserves declined as several impaired loans with specific reserves were partially charged off while new impaired loans had lower specific required reserves.

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

Consumer loans we consider impaired at March 31, 2009 and December 31, 2008 consisted of ALT A loans and totaled $18.754 million and $20.945 million, respectively, with $7.987 million and $6.772 million classified as nonaccrual as of March 31, 2009 and December 31, 2008, respectively.   Specific reserve for loan losses for consumer impaired loans amounted to $231,000 at March 31, 2009 and $1.444 million at December 31, 2008.  The decrease reflects partial charge-offs of loans with specific reserves, which reduced the carrying amount of the loan to its estimated fair value.

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

Repurchased Mortgage Loans

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At March 31, 2009, we maintained $5.315 million of loans repurchased in accordance with covenants in our sales agreements with investors.  We did not repurchase any loans due to early payment default during the first three months of 2009.

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

The following table shows the total portfolio of repurchased loans and their status:

As of March 31, 2009:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$3,045	$8	$3,037	$—
Modifications (3)	2,446	168	2,278	231
	$5,491	$176	$5,315	$231

As of December 31, 2008:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$2,974	$8	$2,966	$335
Nonaccrual 2nd mortgages	73	24	49	49
Delinquent 1st mortgages (2)	325	—	325	—
Modifications (3)	3,163	168	2,995	205
	$6,535	$200	$6,335	$589

(1)   Additional allocated reserves are included in the allowance for loan losses

(2)   Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications

(3)   Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

All ALT A loans which were 90 days delinquent as of March 31, 2009 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve.  All other ALT A loans were evaluated collectively for impairment.

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

We maintain $11.100 million in first-lien mortgage loans and $2.339 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively.  These loans are primarily ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.  As of March 31, 2009, $4.950 million of these loans are on nonaccrual.

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

 Our total allowance at March 31, 2009 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Allowance for loan losses, beginning of period	$16,777	$12,789
Loans charged off:
Commercial	(233)	—
Commercial construction	(1,540)	—
Commercial mortgages	(52)	—
Consumer residential construction	(547)	(135)
Residential mortgages	(1,444)	(1,409)
Consumer (1)	(2,040)	(1,636)
Total loans charged off	(5,856)	(3,180)
Recoveries:
Commercial	—	13
Commercial construction	—	—
Commercial mortgages	—	—
Consumer residential construction	—	—
Residential mortgages	—	212
Consumer	198	151
Total recoveries	198	376
Net charge-offs	(5,658)	(2,804)
Provision for loan losses	4,396	3,823
Allowance for loan losses, end of period	$15,515	$13,808
Loans (net of premiums and discounts):
Period-end balance	$980,470	$853,214
Average balance during period	980,800	849,040
Allowance as a percentage of period-end loan balance	1.58%	1.62%
Percent of average loans:
Provision for loan losses (annualized)	1.82%	1.81%
Net charge-offs (annualized)	2.34%	1.33%

(1)    Includes $400,000 and $835,000 of ALT A second mortgage loans originated by the Bank for the three months ended March 31, 2009 and March 31, 2008, respectively.

The following table summarizes our allocation of allowance by loan type:

	March 31, 2009			December 31, 2008
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$858	5.5%	8.9%	$824	4.9%	9.3%
Commercial construction	2,277	14.7%	10.5%	2,702	16.1%	11.2%
Commercial mortgages	3,146	20.3%	32.8%	2,985	17.8%	32.6%
Consumer residential construction	482	3.1%	6.7%	583	3.5%	7.1%
Residential mortgages	896	5.8%	15.0%	1,576	9.4%	14.1%
Consumer	4,754	30.6%	26.1%	4,683	27.9%	25.7%
Unallocated	3,102	20.0%	––	3,424	20.4%	––
Total	$15,515	100.0%	100.0%	$16,777	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $15.515 million and $16.777 million as of March 31, 2009 and December 31, 2008, respectively.  The change in the allowance reflects management’s ongoing application of its methodologies to establish the allowance, which included increases in the allowance for collateral dependent impaired loans (specific reserves), increases in the allowance for residential construction and development loans which received internal risk rating downgrades during the first three months of 2009 (general reserves), as well as increases to reflect negative market trends and other qualitative factors (unallocated reserves).  Our allowance for loan losses may not move in direct proportion to changes in our overall trends in delinquent, nonperforming, or impaired loans.  The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

Specific and general reserves for the construction portfolios (commercial and consumer residential) decreased $526,000 and reflect partial charge offs of certain loans with specific reserves as of December 31, 2008. During the first quarter of 2009, we charged-off $2.087 million in construction loans.

Specific and general reserves for the residential mortgage portfolio also decreased (-$680,000) due to partial and complete charge offs of certain loans with specific reserves as of December 31, 2008. During the first quarter of 2009, we charged-off $1.444 million in residential mortgage loans.

The provision for loan losses recognized to maintain the allowance was $4.396 million for the three months ended March 31, 2009, compared to $3.823 million for the same period in 2008.  We recorded net charge-offs of $5.658 million during the first three months of 2009 compared to net charge-offs of $2.804 million for the same period in 2008, primarily due to increases in net charge-offs of ALT A loans, construction loans, commercial loans, and commercial mortgages.  During the first three months of 2009, annualized net charge-offs as compared to average loans outstanding increased to 2.34%, compared to 1.33% during the same period of 2008.  Net charge-offs for the Bank totaled $4.617 million, while Mariner Finance charge-offs were $1.041 million for the three months ended March 31, 2009.

Our allowance as a percentage of outstanding loans has decreased from 1.71% as of December 31, 2008 to 1.58% as of March 31, 2009, reflecting the changes in our loss estimates and the changes resulting from the application of our loss estimate methodology.  The decrease in the overall allowance occurred as a significant number of loans, which had specific reserves as of December 31, 2008, were determined to be losses in the quarter ended March 31, 2009 and were charged off against the allowance during the period.  Management believes the allowance for loan losses is adequate as of March 31, 2009.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 4.72% at March 31, 2009, 4.42% at December 31, 2008, and 3.13% at March 31, 2008.  The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Nonaccruing loans:
Commercial	$618	$603
Commercial construction	16,297	14,544
Commercial mortgages	5,055	4,134
Consumer residential construction	6,534	8,222
Alt A first and second mortgages	7,987	6,772
Other residential mortgages	1,362	1,343
Other consumer	4,881	3,145
	42,734	38,763
Real estate acquired through foreclosure:
Commercial	—	—
Commercial construction	4,438	4,909
Commercial mortgages	2,345	2,080
Consumer residential construction	5,422	2,826
Alt A first and second mortgages	8,149	9,079
Other residential mortgages	249	—
Other consumer	1,800	100
	22,403	18,994
Total nonperforming assets	$65,137	$57,757

Loans past-due 90 days or more and accruing:
Commercial	$579	$—
Commercial construction	3,208	210
Commercial mortgages	4,008	1,634
Consumer residential construction	697	1,587
Alt A first and second mortgages	—	1,519
Other residential mortgages	1,917	1,739
Other consumer	333	2,990
	$10,742	$9,679

Nonaccrual loans increased $3.971 million in total from December 31, 2008 to March 31, 2009.  Commercial construction and development loans increased $1.753 million, reflecting continued negative market conditions.  Also contributing to the increase were consumer loans, which increased $1.736 million from December 31, 2008 to March 31, 2009.

The increase in commercial construction loans consisted of the addition of four commercial construction loans in the amount of $4.489 million, partially offset by charge-offs and foreclosures of loans previously on nonaccrual.

The allowance for impaired loans represents the fair value deficiencies for those loans for which the estimated fair value of the collateral was less than our carrying amount of the loan as of March 31, 2009.  Not all of the loans placed on nonaccrual since December 31, 2008 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan.

Real estate acquired through foreclosure increased $3.409 million when compared to December 31, 2008.  The largest category of foreclosed assets continues to be individual residential properties.  These properties have a concentration (approximately 50%) in the northern Virginia region and are currently being carried at approximately 60% of their original appraised amount. Residential construction properties increased due to the addition of 12 properties for $3.704 million, partially offset by write-downs and disposals of properties.  Real estate acquired through foreclosure is carried at estimated fair value, less estimated costs to sell, and is not included as part of the allowance for loan loss totals.

Loans 90 days delinquent and accruing increased from $9.679 million at December 31, 2008 to $10.742 million as of March 31, 2009.  Included in the increase are increases in commercial mortgage loans of $2.374 million and commercial construction loans of $2.998 million.  The commercial mortgage total is made up of eight loans, with the largest balance amounting to $1.224 million.  The commercial construction total is made up of three loans, with the largest loan totaling $1.444 million.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $9.744 million as of March 31, 2009 and $9.074 million as of December 31, 2008.  Our troubled debt restructures are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.  We initially measure impairment of TDRs on a loan-by-loan basis.  The majority of our TDRs as of March 31, 2009 and December 31, 2008 were collateral dependent and, therefore, any impairment was determined using the fair value of the collateral.

Deposits

Deposits totaled $1.022 billion at March 31, 2009, increasing $71.574 million or 7.5% over the December 31, 2008 balance of $950.233 million.  The increase in deposits was primarily due to increases in time deposits, regular savings accounts, and noninterest-bearing demand deposits, partially offset by decreases in NOW and money market deposits. The increase in time deposits out of money market accounts has occurred as customer preference has shifted to higher-yielding certificates of deposit.  The deposit breakdown is as follows:

	March 31, 2009		December 31, 2008
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$163,339	16.0%	$172,690	18.2%
Regular savings deposits	55,660	5.5%	51,550	5.4%
Time deposits	681,961	66.7%	611,242	64.3%
Total interest-bearing deposits	900,960	88.2%	835,482	87.9%
Noninterest-bearing demand deposits	120,847	11.8%	114,751	12.1%
Total deposits	$1,021,807	100.0%	$950,233	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of March 31, 2009, our core deposits were $454.971 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

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

Long-term borrowings, which totaled $174.998 million and $177.868 million at March 31, 2009 and December 31, 2008, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finance receivables, and a mortgage loan on our former headquarters building.  The amortized cost of long-term FHLB advances totaled $85.000 million at March 31, 2009 and December 31, 2008; however, $60.000 million of the advances are recorded at fair value ($63.496 million) in accordance with SFAS No. 159, making the total carrying amount of long-term FHLB advances $88.496 million as of March 31, 2009.  As of March 31, 2009 and December 31, 2008, the balance on the mortgage loan was $9.206 million and $9.249 million, respectively, and the balance on the consumer receivable line of credit was $77.296 million and $79.546 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings increased from $43.128 million at December 31, 2008 to $50.009 million at March 31, 2009.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures as of March 31, 2009 and December 31, 2008 were $73.724 million.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption. The subordinated debentures are redeemable prior to maturity at First Mariner’s option on or after its optional redemption dates.  On December 22, 2008, First Mariner announced that it was electing to suspend interest payments on the debentures, beginning with the January 7, 2009 payment.  This deferment is permitted under the terms of the debentures and does not constitute an event of default.  The debentures continue to accrue interest, which will have to be fully repaid prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters.

First Mariner Bancorp has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $16.546 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $38.936 million of the remaining Trust Preferred Securities qualify as Tier II capital at March 31, 2009.  The total amount of our Trust Preferred Securities allowable as part of capital was limited to $55.482 million as of March 31, 2009.

Capital Resources

Stockholders’ equity decreased $2.094 million in the first three months of 2009 to $43.921 million from $46.015 million as of December 31, 2008.  Retained earnings declined by the net loss of $3.101 million for the first three months of 2009, partially offset by the cumulative effect of accounting change adjustment related to securities of $1.148 million.

Common stock and additional paid-in-capital increased by $12,000 due to the effect of vesting previously granted stock options.  We did not repurchase any common stock during 2009, nor was any stock issued through the employee stock purchase plan.  Accumulated other comprehensive loss, which is derived from the fair value calculations for securities available for sale and interest rate swaps, increased by $153,000.

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

The Company and the Bank have met their capital adequacy requirements to date.  We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2009	2008	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	4.0%	4.3%	4.0%
The Bank	6.2%	6.0%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	4.7%	5.0%	4.0%
The Bank	7.3%	7.0%	4.0%
Total capital to risk-weighted assets:
Consolidated	9.3%	9.9%	8.0%
The Bank	9.1%	9.0%	8.0%

Results of Operations

Net Loss

For the three months ended March 31, 2009, we realized a net loss of $3.101 million compared to a net loss of $3.278 million for the three month period ended March 31, 2008.  Basic and diluted losses per share for the first three months of 2009 and 2008 totaled $(0.48) and $(0.52), respectively.  Earnings for the three months ended March 31, 2009 continued to be impacted by the significant deterioration of the national and local residential real estate markets, which is resulting in higher levels of loan loss provisions and write-downs in value or losses on sales of foreclosed real estate.  The increases in our provision for loan losses and expenses related to real estate acquired through foreclosure were partially offset by increased mortgage-banking revenue and an insurance recovery.  We also recognized a $1.716 million OTTI charge on securities.

Return on average assets and return on average equity are key measures of an entity’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the three months ended March 31, 2009 was (0.93)% compared to (1.07)% for the corresponding period in 2008. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the three months ended March 31, 2009 was (26.21)% compared to (19.74)% for the corresponding period in 2008.  All profitability indicators were significantly affected by our net losses.

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

Net interest income for the first three months of 2009 totaled $11.078 million, a decrease of $892,000 over $11.970 million for the three months ended March 31, 2008. The decrease in net interest income during 2009 was primarily due to a decrease in the yield on interest-earning assets from 7.99% for the three months ended March 31, 2008 to 6.91% for the three months ended March 31, 2009, and increases in the volume of both interest-earning assets and interest-bearing liabilities, partially offset by a decrease in the rate paid on interest-bearing liabilities. The impact of these items decreased the net interest margin to 3.70% from 4.36%.

Interest income.  Total interest income decreased by $1.285 million for the three months ended March 31, 2009 due primarily to the decreased yield on average earning assets. Yields on earning assets for the period decreased to 6.91% from 7.99%, while average earning assets increased $104.632 million.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2009.  Additionally, our interest income was negatively affected by increased interest reversals on and increased levels of nonaccrual loans.  The yield on loans decreased from 8.81% for the three months ended March 31, 2008 to 7.57% for the same period in 2009.

Average loans outstanding increased by $131.760 million.  We experienced increases in commercial loans and lines of credit (+$23.235 million), commercial mortgages (+$49.489 million), residential mortgages (+$51.908 million), and consumer loans (+$50.291), which were partially offset by decreases in commercial and consumer construction loans (-$19.967 million and -$23.196 million, respectively).  The decrease in both commercial and consumer residential construction loans was due primarily to the deterioration of the real estate market, which has led to the reduction of new construction as well as foreclosures.  The increases in commercial loans and lines of credit and in commercial mortgages were due to a continued focus on commercial lending.  The increase in residential mortgage loans was due primarily to increased portfolio lending activity.  Consumer loans increased due to increases in both Bank and Mariner Finance consumer lending.  Average loans held for sale increased $2.415 million, as higher volume was offset by faster execution of loans sales to investors in 2009.  Average securities decreased by $30.168 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value due to the current economic conditions.

Interest expense.  Interest expense decreased by $393,000 to $9.361 million for the three months ended March 31, 2009, compared to $9.754 million for the same period in 2008.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 3.82% for the three months ended March 31, 2008 to 3.22% for the three months ended March 31, 2009, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.24% in 2008 to 2.96% in 2009 was driven primarily by decreases in the rates on money market accounts and certificates of deposit, partially offset by slight increases in the rates on NOW accounts.  Average interest-bearing deposits increased by $115.524 million primarily due to an increase in the volume of time deposits, mostly brokered deposits placed during 2008.  An increase in average borrowings of $35.027 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance to fund its consumer loan growth and increases in our short-term FHLB advances.  We experienced a decrease in the costs of borrowed funds from 5.48% for the three months ended March 31, 2008 to 3.99% for the same period in 2009 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended March 31,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$88,429	$1,156	5.23%	$65,194	$1,141	6.92%
Commercial construction	105,008	1,394	5.31%	124,975	2,297	7.27%
Commercial mortgages	325,014	5,525	6.80%	275,525	5,389	7.74%
Consumer residential construction	67,175	802	4.85%	90,371	1,719	7.65%
Residential mortgages	140,559	2,047	5.83%	88,651	1,411	6.36%
Consumer	254,615	7,614	11.98%	204,324	6,882	13.38%
Total loans	980,800	18,538	7.57%	849,040	18,839	8.81%
Loans held for sale	84,868	1,101	5.19%	82,453	1,162	5.64%
Securities, trading and AFS	51,466	774	6.15%	81,634	1,146	5.62%
Interest-bearing deposits	60,725	26	0.17%	61,490	489	3.18%
Restricted stock investments, at cost	7,373	—	—	5,983	88	5.90%

Total earning assets	1,185,232	20,439	6.91%	1,080,600	21,724	7.99%

Allowance for loan losses	(17,255)			(11,933)
Cash and other nonearning assets	178,411			167,516
Total assets	$1,346,388	20,439		$1,236,183	21,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$6,453	11	0.70%	$15,861	13	0.32%
Savings deposits	52,920	44	0.34%	53,398	43	0.32%
Money market deposits	160,088	346	0.88%	254,887	1,231	1.94%
Time deposits	659,428	6,017	3.70%	439,219	4,869	4.46%
Total interest-bearing deposits	878,889	6,418	2.96%	763,365	6,156	3.24%
Borrowings	299,173	2,943	3.99%	264,146	3,598	5.48%

Total interest-bearing liabilities	1,178,062	9,361	3.22%	1,027,511	9,754	3.82%

Noninterest-bearing demand deposits	112,973			138,116
Other noninterest-bearing liabilities	7,372			3,772
Stockholders’ equity	47,981			66,784
Total liabilities and stockholders’ equity	$1,346,388	9,361		$1,236,183	9,754

Net interest income/net interest spread		$11,078	3.69%		$11,970	4.17%
Net interest margin			3.70%			4.36%

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$(1,301)	$1,316	$15	$198	$(292)	$(94)
Commercial construction	(567)	(336)	(903)	(84)	(231)	(315)
Commercial mortgages	(3,036)	3,172	136	1,673	(2,073)	(400)
Consumer residential construction	(539)	(378)	(917)	(235)	(74)	(309)
Residential mortgages	(748)	1,384	636	366	412	778
Consumer	(3,800)	4,532	732	(461)	1,289	828
Total loans	(9,991)	9,690	(301)	1,457	(969)	488
Loans held for sale	(244)	183	(61)	(1,056)	834	(222)
Securities, trading and AFS	618	(990)	(372)	1,104	(1,605)	(501)
Interest-bearing deposits	(457)	(6)	(463)	(809)	795	(14)
Restricted stock investments, at cost	(224)	136	(88)	13	(19)	(6)

Total interest income	(10,298)	9,013	(1,285)	709	(964)	(255)

Interest paid on:
Interest-bearing deposits:
NOW deposits	39	(41)	(2)	3	5	8
Savings deposits	4	(3)	1	9	(11)	(2)
Money market deposits	(527)	(358)	(885)	(1,138)	(222)	(1,360)
Time deposits	(4,692)	5,840	1,148	(141)	722	581
Total interest-bearing deposits	(5,176)	5,438	262	(1,267)	494	(773)
Borrowings	(3,021)	2,366	(655)	(1,238)	993	(245)

Total interest expense	(8,197)	7,804	(393)	(2,505)	1,487	(1,018)

Net interest income	$(2,101)	$1,209	$(892)	$3,214	$(2,451)	$763

Noninterest Income

Noninterest income for the three months ended March 31, 2009 was $8.272 million, an increase of $3.644 million or 78.7% from the comparable period of 2008 primarily due to an increase in mortgage-banking revenue and a recovery in value on our assets and liabilities carried at fair value.  In addition, noninterest income for the three months ended March 31, 2009 reflects OTTI charges of $1.716 million and an insurance recovery of $850,000.

Mortgage-banking revenue increased from $1.631 million for the three months ended March 31, 2008 to $4.910 million for the three months ended March 31, 2009 due primarily to a larger volume of originations of loans and higher margins on loans sold.  The volume of loans sold increased from $373.729 million in 2008 to $502.593 million in 2009 and reflects increased customer refinance activity.

Deposit service charges declined to $1.332 million in the first quarter of 2009 from $1.535 million for the first quarter of 2008 due to lower overdraft income and to a decline in the number of accounts in general.  During the three months ended March 31, 2009, we experienced a recovery of value of our trading assets and certain long-term borrowings of $768,000.  The valuation of these items resulted in a net trading loss of $1.020 million for the same period in 2008.

Other income increased $551,000 for the three months ended March 31, 2009.  Included in this line item is an insurance recovery of $850,000 related to ALT A loans originated in 2006 and 2007.  Other income for the three months ended March 31, 2008 included Visa IPO income of $156,000.

Noninterest expenses

For the three months ended March 31, 2009, noninterest expenses increased $2.014 million, or 10.9%, to $20.495 million compared to $18.481 million for the same period of 2008, primarily due to increased expenses for costs related to real estate acquired through foreclosure.

Write-downs and costs of real estate acquired through foreclosure increased $1.478 million, as nonperforming commercial, commercial construction, consumer construction, and ALT A loans moved through the foreclosure process.  Management regularly updates its values of foreclosed properties and continued declines in the value of residential real estate have required further write-downs in our carrying value.  Occupancy expenses increased by $316,000 for the three months ended March 31, 2009 due primarily to decreased rental income received from tenants of our facilities and higher communications expenses.  Professional fees increased due primarily to legal fees associated with loan workouts and legal fees associated with regulatory compliance issues.

The following table shows the breakout of noninterest expense:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Salaries and employee benefits	$9,207	$9,204
Occupancy	2,947	2,631
Furniture, fixtures, and equipment	979	983
Secondary marketing valuation	—	180
Professional services	858	421
Advertising	258	430
Data processing	513	548
Service and maintenance	726	673
Office supplies	178	186
ATM servicing expenses	228	244
Printing	119	152
Corporate insurance	147	149
Write-downs, losses, and costs of real estate acquired through foreclosure	2,114	636
FDIC premiums	272	186
Consulting fees	213	154
Marketing/promotion	142	138
Postage	223	218
Overnight delivery/courier	144	189
Security	68	36
Dues and subscriptions	122	137
Loan expenses	305	186
Loan origination expense	15	31
Director fees	77	72
Employee education and training	61	79
Automobile expense	58	76
Travel and entertainment	72	109
Other	449	433
	$20,495	$18,481

Income Taxes

We recorded an income tax benefit of $2.440 million on a net loss before taxes of $5.541 million, resulting in an effective tax rate of (44.0)%, for the three month period ended March 31, 2009 in comparison to an income tax benefit of $2.428 million on a net loss before taxes of $5.706 million, resulting in an effective tax rate of (42.6)%, for the three month period ended March 31, 2008.

At March 31, 2009, we had approximately $39.000 million in state operating loss carryforwards, representing a deferred income tax asset of $2.073 million, and approximately $17.000 million in federal operating loss carryforwards, representing a deferred income tax asset of $5.951 million.  Management has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2009.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $411.927 million at March 31, 2009. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $54.662 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $252.518 million at March 31, 2009 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.717 million at March 31, 2009 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $14.158 million at March 31, 2009 are generally open ended. At March 31, 2009, available home equity lines totaled $74.872 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of March 31, 2009, we plan on expending approximately $1.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $107.973 million at March 31, 2009 compared to $67.339 million as of December 31, 2008.  Our loan to deposit ratio stood at 96.0% as of March 31, 2009 and 103.0% as of December 31, 2008.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of March 31, 2009, we maintained lines of credit totaling $340.248 million and funding capacity of $119.753 million based upon loans and securities available for pledging and available overnight deposits.

Inflation

Inflation may be expected to have an impact on our operating costs and, thus, on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation on our operations was not material for 2009 or 2008.

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

The Bank, through First Mariner Mortgage, enters into interest rate lock commitments, under which we originate residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these rate lock commitments, we protect the Company from changes in interest rates through the use of forward sales commitments, primarily in bulk (“mandatory delivery”).

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of March 31, 2009:

	March 31, 2009
	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value
Interest rate swaps	$60,000	$61,374
Interest rate lock commitments	252,518	255,605
Forward contracts to sell mortgage-backed securities	160,250	158,778

Changes in interest rates could materially affect the fair value of the swaps, the interest rate lock commitments, or the forward commitments. In the case of the loan related derivatives, fair value is also impacted by the probability that the rate lock commitment will close (“fallout factor”). In addition, changes in interest rates could result in changes in the fallout factor, which might magnify or counteract the sensitivities. This is because the impact of an interest rate shift on the fallout ratio is non-symmetrical and non-linear.

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

As of March 31, 2009, we have a significant amount of loans that we either repurchased from investors or transferred from our held for sale portfolio with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2009, we had a one-year cumulative positive gap of approximately $120.290 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2009, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(0.79)%	(4.35)%

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

(b) Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 -  Legal Proceedings

On April 22, 2009, the Bank entered into a consent agreement with the FDIC pursuant to which it agreed to the issuance of consent orders relating to the FDIC’s investigation into whether the Bank violated federal fair lending laws.  Without admitting any wrongdoing, the Bank agreed to the orders to settle the investigation.  Among other things, the consent orders require the Bank to deposit $950,000 into a restitution fund to be used for paying restitution to affected borrowers and to pay a $50,000 civil money penalty.  Details of these consent orders are discussed in Note 10 to the Consolidated Financial Statements presented elsewhere in this report, which Note is incorporated herein by reference.

We are party to other legal actions that are routine and incidental to our business.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

Item 1A — Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held May 5, 2009, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2012 Annual Meeting or until their respective successors are elected and qualified:

	Votes For	Votes Against
Joseph A. Cicero	5,298,105	747,497
John J. Oliver, Jr.	4,992,495	1,053,107
John P. McDaniel	5,426,595	619,007
Robert Caret	5,400,585	645,017

Also, at the Company’s Annual Meeting of Stockholders held May 5, 2009, a shareholder proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer was voted upon and was defeated as follows:

Votes For	Votes Against	Abstain	Broker Nonvotes
1,258,758	2,472,840	53,138	2,260,866

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	05/15/09	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	05/15/09	By:	/s/ Mark A. Keidel
Mark A. Keidel
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith