Form 10-Q
period 2009-06-30
FIRST MARINER BANCORP
filed 2009-08-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

The number of shares of common stock outstanding as of August 7, 2009 is 6,452,631 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$123,892	$21,045
Federal funds sold and interest-bearing deposits	8,399	46,294
Trading securities, at fair value	11,789	12,566
Securities available for sale, at fair value	40,152	39,666
Loans held for sale	117,242	60,203
Loans receivable	997,130	978,696
Allowance for loan losses	(16,318)	(16,777)
Loans, net	980,812	961,919
Real estate acquired through foreclosure	29,384	18,994
Restricted stock investments	7,934	7,066
Premises and equipment, net	47,690	49,964
Accrued interest receivable	6,600	6,335
Income taxes recoverable	6,131	1,812
Deferred income taxes	24,304	26,057
Bank-owned life insurance	35,588	36,436
Prepaid expenses and other assets	20,145	19,140

Total assets	$1,460,062	$1,307,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$132,867	$114,751
Interest-bearing	963,083	835,482
Total deposits	1,095,950	950,233
Short-term borrowings	54,041	43,128
Long-term borrowings, at fair value	62,978	64,073
Long-term borrowings	113,962	113,795
Junior subordinated deferrable interest debentures	73,724	73,724
Accrued expenses and other liabilities ($1,115 and $1,199 at fair value, respectively)	17,263	16,529
Total liabilities	1,417,918	1,261,482

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,452,631 shares issued and outstanding at both June 30, 2009 and December 31, 2008	323	323
Additional paid-in capital	56,763	56,741
Retained deficit	(9,848)	(5,485)
Accumulated other comprehensive loss	(5,094)	(5,564)
Total stockholders’ equity	42,144	46,015

Total liabilities and stockholders’ equity	$1,460,062	$1,307,497

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

 (dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Interest income:
Loans	$20,554	$19,379	$40,193	$39,380
Investments and other earning assets	783	1,646	1,583	3,369
Total interest income	21,337	21,025	41,776	42,749
Interest expense:
Deposits	6,270	6,018	12,688	12,174
Short-term borrowings	227	113	436	316
Long-term borrowings	2,667	2,983	5,401	6,378
Total interest expense	9,164	9,114	18,525	18,868
Net interest income	12,173	11,911	23,251	23,881
Provision for loan losses	4,344	2,504	8,740	6,327
Net interest income after provision for loan losses	7,829	9,407	14,511	17,554
Noninterest income:
Total other-than-temporary impairment charges	(113)	—	(2,171)	—
Less: Portion included in other comprehensive income (pre-tax)	24	—	366	—
Net other-than-temporary impairment charges on securities available for sale	(89)	—	(1,805)	—
Origination fees and gains on sale of loans	3,210	1,110	6,824	1,764
Other mortgage-banking revenue	1,486	900	2,782	1,877
ATM fees	797	828	1,511	1,605
Service fees on deposits	1,323	1,600	2,655	3,135
Gain on financial instruments carried at fair value	670	1,020	1,438	—
(Loss) gain on sale of premises and equipment	(18)	589	(18)	589
Commissions on sales of nondeposit investment products	131	275	267	515
Income from bank-owned life insurance	336	375	672	746
Commissions on sales of other insurance products	1,020	840	1,754	1,460
Other	253	411	1,310	885
Total noninterest income	9,119	7,948	17,390	12,576
Noninterest expense:
Salaries and employee benefits	8,550	9,692	17,757	18,896
Occupancy	2,907	2,771	5,854	5,402
Furniture, fixtures, and equipment	897	966	1,876	1,949
Professional services	711	498	1,569	919
Advertising	333	158	591	588
Data processing	459	515	972	1,063
ATM servicing expenses	259	268	487	512
Write-downs, losses, and costs of real estate acquired through foreclosure	1,882	1,062	3,996	1,698
Secondary marketing valuation	—	54	—	234
Service and maintenance	649	625	1,375	1,298
Other	4,535	2,777	7,199	5,308
Total noninterest expense	21,182	19,386	41,676	37,867
Net loss before income taxes	(4,234)	(2,031)	(9,775)	(7,737)
Income tax benefit	(1,825)	(1,562)	(4,265)	(3,990)
Net loss	$(2,409)	$(469)	$(5,510)	$(3,747)
Net loss per common share:
Basic	$(0.37)	$(0.07)	$(0.85)	$(0.59)
Diluted	$(0.37)	$(0.07)	$(0.85)	$(0.59)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,510)	$(3,747)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	22	18
Depreciation and amortization	2,704	2,759
Amortization of unearned loan fees and costs, net	82	(133)
Amortization of premiums and discounts on loans, net	(828)	(877)
Amortization of premiums and discounts on mortgage-backed securities, net	10	9
Gain on financial instruments carried at fair value	(1,438)	—
Origination fees and gains on sale of loans	(6,824)	(1,764)
Other-than-temporary impairment charges on securities available for sale	1,805	—
(Increase) decrease in accrued interest receivable	(265)	210
Provision for loan losses	8,740	6,327
Write-downs and losses on sale of real estate acquired through foreclosure	3,765	1,689
Secondary marketing valuation	—	234
Loss (gain) on sale of premises and equipment	18	(589)
Increase in cash surrender value of bank-owned life insurance	(672)	(746)
Originations of loans held for sale	(1,030,434)	(684,893)
Proceeds from loans held for sale	979,719	700,944
Net increase (decrease) in accrued expenses and other liabilities	733	(531)
Net increase in prepaids and other assets	(4,119)	(5,026)
Net cash (used in) provided by operating activities	(52,492)	13,884
Cash flows from investing activities:
Loan principal disbursements, net of repayments	(42,748)	(75,584)
Repurchase of loans previously sold	(113)	—
Purchases of premises and equipment	(470)	(2,065)
Proceeds from disposals of premises and equipment	22	1,344
(Purchases) redemptions of restricted stock investments	(868)	43
Maturities/calls/repayments of trading securities	1,119	2,555
Activity in securities available for sale:
Maturities/calls/repayments of securities available for sale	1,616	4,930
Purchase of securities available for sale	(1,749)	(7,668)
Redemptions of bank-owned life insurance	1,520	—
Additional disbursements on real estate acquired through foreclosure	—	(32)
Proceeds from sales of real estate acquired through foreclosure	2,318	5,047
Net cash used in investing activities	(39,353)	(71,430)
Cash flows from financing activities:
Net increase in deposits	145,717	44,145
Net increase in other borrowed funds	11,080	3,271
Proceeds from stock issuance	—	195
Repurchase of common stock, net of costs	—	(67)
Net cash provided by financing activities	156,797	47,544
Increase (decrease) in cash and cash equivalents	64,952	(10,002)
Cash and cash equivalents at beginning of period	67,339	91,321
Cash and cash equivalents at end of period	$132,291	$81,319
Supplemental information:
Interest paid on deposits and borrowed funds	$17,062	$18,616
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$16,593	$6,824
Transfer of loans held for sale to loan portfolio	$500	$3,494

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and six months

ended June 30, 2009 and 2008 is unaudited)

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

The consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.  Events occurring after the date of the financial statements through the date of issuance of August 14, 2009 were considered in the preparation of the financial statements.

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

The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the book value of an investment. In determining whether impairment is other-than-temporary, we consider whether it is more likely than not that we will be required to sell the security before full recovery of the value. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the security is segmented into credit and noncredit-related components.  Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

Gains or losses on the sales of securities are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on securities are amortized over the term of the security using methods that approximate the interest method.  Gains and losses on trading securities are recognized regularly in income as the fair value of those securities changes.

Derivatives and Hedging Activities

We account for derivatives in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  When we enter into the derivative contract, we designate a derivative as held for trading, an economic hedge not designated as a SFAS 133 hedge, or a qualifying SFAS 133 hedge. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include swaps, interest rate lock commitments, and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Interest rate lock commitments occur when we originate mortgage loans with interest rates determined prior to funding.  Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price.

We designate at inception whether a derivative contract is considered hedging or non-hedging for SFAS 133 accounting purposes. All of our derivatives are non-exchange traded contracts, and, as such, their fair values are based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

For SFAS 133 hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We utilize derivatives to manage interest rate sensitivity in certain cases.

Cash flow hedges are hedges that are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation.  We use dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be, and has been, effective in offsetting changes in the fair value of the hedged item.

Fair value hedges are hedges that are used to minimize the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  At inception of a fair value hedge, we formally document the hedging relationship and our risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed.  Each reporting period, we evaluate the effectiveness of the hedge in offsetting changes in the fair value of the hedged item.

For both cash flow and fair value hedges, we discontinue hedge accounting if it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

We recognize gains and losses on swap contracts in the Consolidated Statement of Financial Condition in accumulated other comprehensive income, net of tax effects; such gains and losses are reclassified into the line item in the Consolidated Statement of Operations in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item that is used to record the hedged item. We recognize any gains and losses on interest rate lock commitments or forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

(2)          Securities

The composition of our securities portfolio is as follows:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$20,659	$945	$215	$21,389
Trust preferred securities	20,276	—	7,175	13,101
Equity securities - Banks	1,590	—	367	1,223
U.S. Treasury securities	999	1	—	1,000
Corporate obligations	2,745	47	103	2,689
Foreign government bonds	750	—	—	750
	$47,019	$993	$7,860	40,152
Trading:
Mortgage-backed securities				11,789
				$51,941

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$22,423	$609	$784	$22,248
Trust preferred securities	20,460	—	7,594	12,866
Equity securities - Banks	549	—	298	251
U.S. Treasury securities	1,000	3	—	1,003
Corporate obligations	2,675	—	127	2,548
Foreign government bonds	750	—	—	750
	$47,857	$612	$8,803	39,666
Trading:
Mortgage-backed securities				12,566
				$52,232

Contractual maturities of debt securities at June 30, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Available for Sale:
Due in one year or less	$1,875	$1,922
Due after one year through five years	5,562	5,102
Due after five years through ten years	1,033	726
Due after ten years	16,300	9,790
Mortgage-backed securities	20,659	21,389
	$45,429	38,929
Trading:
Mortgage-backed securities		11,789
		$50,718

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at June 30, 2009:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$2,496	$18	$5,131	$197	$7,627	$215
Trust preferred securities	3,265	2,938	9,836	4,237	13,101	7,175
Corporate obligations	360	51	806	52	1,166	103
Equity securities - Banks	264	26	209	341	473	367
	$6,385	$3,033	$15,982	$4,827	$22,367	$7,860

The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net other-than-temporary impairment (“OTTI”) charges of $1.805 million on positions in pooled trust preferred collateralized debt obligations during the first six months of 2009.  In addition, as a result of the adoption of FASB Staff Position (“FSP”) No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments during the first quarter of 2009, we added back to retained earnings as a cumulative effect of accounting change $1.148 million, net of taxes of $750,000, in OTTI previously taken that was determined to not be related to credit deterioration (see Notes 6 and 9 for additional information). At the time of adoption, we determined that the remaining trust preferred securities were temporarily impaired.

The following shows the activity in OTTI related to credit losses for the three and six months ended June 30, 2009:

	Three Months	Six Months
	Ended	Ended
(dollars in thousands)	June 30, 2009	June 30, 2009
Balance at beginning of period	$5,423	$5,605
Reduction - cumulative effect of accounting change	—	(1,898)
Additional OTTI taken for credit losses	89	1,805
Balance at end of period	$5,512	$5,512

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

(3)                                 Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Loans secured by first mortgages on real estate:
Residential	$155,156	$138,551
Commercial	337,634	319,591
Consumer residential construction	58,762	69,496
Commercial construction	100,588	109,773
	652,140	637,411
Commercial	88,294	90,896
Loans secured by second mortgages on real estate	143,887	135,873
Consumer	111,780	112,941
Loans secured by deposits and other	4,960	3,526
Total loans	1,001,061	980,647
Unamortized loan discounts, net	(463)	(386)
Unearned loan fees, net	(3,468)	(1,565)
	$997,130	$978,696

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $440,000 and $378,000 as of June 30, 2009 and December 31, 2008, respectively. Included in net unearned loan fees and costs in the above table is unearned income on installment loans of $4.406 million and $2.674 million as of June 30, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Beginning balance	$14,155	$16,725	$716	$973	$13,439	$15,752
Additional transfers	500	3,002	—	121	500	2,881
Loans moved to real estate acquired through foreclosure	(1,018)	(473)	(6)	(8)	(1,012)	(465)
Charge-offs	(461)	(2,307)	(33)	—	(428)	(2,307)
Payments/amortization	(28)	—	(86)	(94)	58	94
Ending balance	$13,148	$16,947	$591	$992	$12,557	$15,955

Information on the activity in transferred loans and related accretable yield is as follows for the six months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Beginning balance	$15,441	$16,907	$831	$1,114	$14,610	$15,793
Additional transfers	500	3,662	—	168	500	3,494
Loans moved to real estate acquired through foreclosure	(1,218)	(753)	(6)	(22)	(1,212)	(731)
Charge-offs	(1,517)	(2,869)	(107)	—	(1,410)	(2,869)
Payments/amortization	(58)	—	(127)	(268)	69	268
Ending balance	$13,148	$16,947	$591	$992	$12,557	$15,955

The following table provides information concerning nonperforming assets and past-due loans:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Nonaccruing loans	$33,045	$38,763
Real estate acquired through foreclosure	29,384	18,994
Total nonperforming assets	$62,429	$57,757

Loans past-due 90 days or more and accruing	$16,893	$9,679

The interest income which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $2.099 million and $2.369 million for the six months ended June 30, 2009 and 2008, respectively. The actual interest income recorded on these loans for the six months ended June 30, 2009 and 2008 was approximately $755,000 and $632,000, respectively.

Commercial loans we consider impaired at June 30, 2009 and December 31, 2008 totaled $20.947 million and $26.695 million, respectively. The specific reserve for loan losses for commercial impaired loans was approximately $356,000 at June 30, 2009 and $1.264 million at December 31, 2008.   These balances have been reduced by previous charge-offs of $697,000 and $218,000 for impaired loans at June 30, 2009 and December 31, 2008, respectively.

The following table shows the breakout of commercial impaired loans:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$3,001	$8,155
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	17,946	18,540
	$20,947	$26,695

Consumer loans we consider impaired at June 30, 2009 and December 31, 2008 totaled $15.522 million and $20.945 million, respectively. The specific reserve for loan losses for consumer impaired loans was approximately $526,000 at June 30, 2009 and $1.444 million at December 31, 2008.

The following table shows the breakout of consumer impaired loans at:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Impaired loans with allowance for loan losses allocated in accordance with SFAS 114	$2,570	$7,410
Impaired loans with no allowance for loan losses allocated in accordance with SFAS 114	12,952	13,535
	$15,522	$20,945

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $8.958 million as of June 30, 2009 and $9.074 million as of December 31, 2008.  Our TDRs are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.  We initially measure impairment of TDRs on a loan-by-loan basis.  The majority of our TDRs as of June 30, 2009 and December 31, 2008 were collateral dependent and, therefore, any impairment was determined using the fair value of the collateral.

Changes in the allowance for losses on loans are summarized as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$15,515	$13,808	$16,777	$12,789
Provision for loan losses	4,344	2,504	8,740	6,327
Charge-offs	(3,705)	(1,801)	(9,561)	(4,776)
Recoveries	164	32	362	203
Balance at end of period	$16,318	$14,543	$16,318	$14,543

(4)          Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three- and six-month periods ended June 30, 2009 and 2008, all options (834,919 for the 2009 periods and 858,888 for the 2008 periods) were antidilutive and excluded from the computations due to our realized net losses.

Information relating to the calculation of earnings per common share is summarized as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2009	2008	2009	2008
Net loss - basic and diluted	$(2,409)	$(469)	$(5,510)	$(3,747)
Weighted-average share outstanding - basic	6,452,631	6,366,804	6,452,631	6,359,317
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	6,452,631	6,366,804	6,452,631	6,359,317
Loss per share - basic	$(0.37)	$(0.07)	$(0.85)	$(0.59)
Loss per share - diluted	$(0.37)	$(0.07)	$(0.85)	$(0.59)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Our regulatory capital amounts and ratios as of June 30, 2009 and December 31, 2008 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total capital (to risk-weighted assets):
Consolidated	$99,044	8.5%	$92,979	8.0%	$116,224	10.0%
Bank	91,435	8.7%	84,015	8.0%	105,019	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	49,522	4.3%	46,489	4.0%	69,734	6.0%
Bank	72,333	6.9%	42,007	4.0%	63,011	6.0%
Tier 1 capital (to average first quarter assets):
Consolidated	49,522	3.6%	54,529	4.0%	68,161	5.0%
Bank	72,333	5.8%	50,187	4.0%	62,733	5.0%

As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$110,650	9.9%	$89,212	8.0%	$111,515	10.0%
Bank	90,367	9.0%	80,322	8.0%	100,403	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	55,325	5.0%	44,606	4.0%	66,909	6.0%
Bank	70,693	7.0%	40,161	4.0%	60,242	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	55,325	4.3%	51,122	4.0%	63,903	5.0%
Bank	70,693	6.0%	47,052	4.0%	58,815	5.0%

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund (“DIF”), insures deposits of accountholders up to $250,000. The Bank pays an annual premium to provide for this insurance. As a part of the Emergency Economic Stabilization Act of 2008 and subsequent regulatory developments, this maximum was raised from $100,000 to $250,000 through December 31, 2013.  Unless extended again, the maximum will revert back to the $100,000 amount at December 31, 2013.

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

On April 22, 2009, the Bank entered into an agreement (the “Consent Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of certain Orders.  The Orders require the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008.  Other than requiring the Bank to cease and desist from violating the ECOA, the FHA and Section 5, the Bank must develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, although the Bank ceased offering these loans in 2007.  Management believes that neither the Consent Agreement nor the Orders will have a material impact on the Bank’s financial performance in 2009.

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

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of June 30, 2009:

			Significant
			Other	Significant		Total Changes
		Quoted	Observable	Unobservable		In Fair Values
	Carrying	Prices	Inputs	Inputs	Trading	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Gains	Period Earnings
Trading securities	$11,789	$—	$11,789	$—	$343	$343
Securities available for sale	40,152	—	38,061	2,091	—	(1,805	)(1)
Long-term borrowings at fair value	62,978	—	62,978	—	1,095	1,095
Interest rate swaps (notional amount of $60,000)	61,115	—	61,115	—	—	—
Mortgage servicing rights	1,325	—	—	1,325	—	(13)
Interest rate lock commitments (notional amount of $75,452)	76,086	—	76,086	—	—	(2,429)
Forward contracts to sell mortgage-backed securities (notional amount of $97,000)	97,100	—	97,100	—	—	138

(1) Represents other-than-temporary-impairment charges taken on certain Level 3 securities

Securities (trading and available for sale)

The fair values of trading securities are based on bid quotations received from securities dealers or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.  The fair value of securities available for sale is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

We adopted FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, during the first quarter of 2009.  As a result of the adoption of the FSPs, impairment recognition for the company’s four pooled preferred securities are now segmented into credit and noncredit related components.  Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

During the six months ended June 30, 2009, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment had occurred with respect to three of our pooled preferred securities. Under the revised guidance, the amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  The credit loss estimated under this method that was charged to operating earnings totaled $89,000 and $1.805 million for the three and six months ended June 30, 2009, respectively.

The new FSPs also required that any previously recognized OTTI that was not credit related be recorded as an adjustment to the period’s beginning retained earnings. Accordingly, $1.148 million ($1.898 million fair value adjustment less deferred taxes of  $750,000) of previously recognized OTTI was added back to other accumulated comprehensive loss during the first quarter of 2009, with a corresponding adjustment to retained earnings.

The tables later in this Note show details concerning assumptions used to determine credit and noncredit-related losses and other details on the our pooled preferred securities.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2009, $2.091 million ($10.938 million par value) of our securities available for sale (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The ongoing market environment has become increasingly inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

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
(2)	Ratings as of June 30, 2009
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

	Key Model Assumptions Used In Pricing
	Cumulative	Credit $	Liquidity	Liquidity $
	Default (1)	MTM (2)(5)	Premium (3)	MTM Adj (4)(5)
ALESCO Preferred Funding VII	36.00%	$43.98	12.00%	$33.33
ALESCO Preferred Funding XI	36.00%	$56.76	12.00%	$46.81
MM Community Funding	36.00%	$79.88	12.00%	$40.66
MM Community Funding IX	36.00%	$67.87	12.00%	$47.33

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of June 30, 2009. There are no recoveries assumed on any default.
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

(5)	Price per $100

	Model	Fair Value
	Result (1)	(in thousands)
ALESCO Preferred Funding VII	$10.64	$106
ALESCO Preferred Funding XI	9.95	491
MM Community Funding	39.22	981
MM Community Funding IX	20.53	513
		$2,091

(1)  Price per $100

Servicing Rights

As of June 30, 2009, mortgage servicing rights (“MSRs”) were classified as Level 3.  We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing  management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs as of June 30, 2009 and the sensitivity of the fair values to adverse changes in those assumptions follows (dollars in thousands):

Fair value of MSRs	$1,325
Weighted-average life (in years) (1)	4.6
Discount rate	6.75%
Option-adjusted spread (“OAS”)	2.75%

Sensitivity Analysis
Discount Rate Assumption (Change in OAS):
Decrease in fair value from 100bp adverse change	$38
Decrease in fair value from 200bp adverse change	74
Decrease in fair value from 300bp adverse change	108

Prepayment Speed Assumption (Assumed Age Borrower Vacates Property)
Decrease in fair value from 5-year adverse change	$288
Decrease in fair value from 10-year adverse change	636
Decrease in fair value from 15-year adverse change	990

(1)  Represents the remaining life as the majority of our MSRs are related to reverse mortgages for which there are no calculable contractual lives

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts.  The Company receives an annual net servicing fee of approximately $240 per loan annually.  The precise market value of MSRs cannot be readily determined because these assets are not actively traded in stand-alone markets.  Our MSRs valuation process uses a discounted cash flow model combined with analysis of current market data to arrive at an estimate of fair value at each balance sheet date.  The key assumptions used in the valuation of MSRs include mortgage prepayment speeds (average lives), which are a function of the age of the borrower, and the discount rate (projected LIBOR plus option-adjusted spread).  Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The discount rate used to determine the present value of estimated future net servicing income represents management’s expectation of the required rate of return investors in the market would expect for an asset with similar risk.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
(dollars in thousands)	Securities	MSRs	Securities	MSRs
Balance at beginning of period	$1,952	$1,227	$2,507	$1,081
Additions to and transfers into Level 3	—	184	—	378
MSR amortization	—	(75)	—	(121)
Total realized losses included in other comprehensive income	(89)	—	(1,805)	—
Total realized losses recaptured through retained earnings as cumulative effect of accounting change	—	—	1,898	—
Total unrealized gains (losses) included in other comprehensive income	228	(11)	(509)	(13)
Balance at end of period	$2,091	$1,325	$2,091	$1,325

Derivative Loan Commitments

Commitments to Originate Loans. We engage an experienced third party to estimate the fair market values of our interest rate lock commitments (“IRLC”). IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan.  Fair value is adjusted for the estimated probability of the loan closing with the borrower.

Forward Sales of Mortgage-Backed Securities Contracts. The fair values of these commitments is determined based upon the quoted market values of the securities.

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of June 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Alt A loans	$15,522	$—	$—	$15,522
Other impaired loans	20,947	—	—	20,947
Real estate acquired through foreclosure	29,384	—	—	29,384

Impaired ALT A  loans

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3,

Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.  At June 30, 2009, we maintained $4.740 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors.  Such loans amounted to $6.335 million at December 31, 2008.

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

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  At June 30, 2009, we held $10.782 million in impaired ALT A loans in our portfolio that were transferred from loans held for sale at fair value.  Such loans amounted to $14.610 million at December 31, 2008.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value.  If management determines that it is probable the loan will proceed to foreclosure, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value.  Therefore, no specific reserve will be recorded for these impaired loans.  Total impaired loans (including ALT A loans) had a carrying value of $36.469 million as of June 30, 2009 and $47.640 million as total of December 31, 2008, with specific reserves of $882,000 as of June 30, 2009 and $2.708 million as of December 31, 2008.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period an obligation becomes uncollectible.  The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may occur in the future. During the first six months of 2009, the Company charged-off $6.122 million of impaired loans to the allowance for loan losses.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.   Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.   We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $29.384 million as of June 30, 2009 and $18.994 million as of December 31, 2008.  During the first six months of 2009, we added $16.593 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $3.765 million.  We disposed of $3.299 million of foreclosed properties.

The carrying value and estimated fair value of financial instruments are summarized in the following table.  Certain financial instruments disclosed previously in this footnote are excluded from this table.

	June 30, 2009
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value
Assets:
Cash and cash equivalents	$132,291	$132,291
Loans held for sale	117,242	117,242
Loans receivable	997,130	1,045,330
Restricted stock investments	7,934	7,934
Liabilities:
Deposits	1,095,950	1,119,186
Long- and short-term borrowings	168,003	183,122
Junior subordinated deferrable interest debentures	73,724	67,947

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

The following table presents certain information regarding our business segments:

For the six month period ended June 30, 2009:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking (1)	Total
Interest income	$27,116	$12,178	$2,482	$41,776
Interest expense	15,463	1,627	1,435	18,525
Net interest income	11,653	10,551	1,047	23,251
Provision for loan losses	5,035	2,480	1,225	8,740
Net interest income (loss) after provision for loan losses	6,618	8,071	(178)	14,511
Noninterest income	6,147	2,178	9,065	17,390
Noninterest expense	24,841	8,855	7,980	41,676
Net intersegment income	324	—	(324)	—
Net (loss) income before income taxes	$(11,752)	$1,394	$583	$(9,775)
Total assets	$1,236,990	$105,830	$117,242	$1,460,062

(1)  Includes $5.379 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division.  Excluding those expenses, the mortgage-banking segment would have realized net income before income taxes of $5.962 million.

For the six month period ended June 30, 2008:

	Commercial and	Consumer	Mortgage-
(dollars in thousands)	Consumer Banking	Finance	Banking (1)	Total
Interest income	$30,580	$10,067	$2,102	$42,749
Interest expense	15,444	1,698	1,726	18,868
Net interest income	15,136	8,369	376	23,881
Provision for loan losses	2,036	1,827	2,464	6,327
Net interest income (loss) after provision for loan losses	13,100	6,542	(2,088)	17,554
Noninterest income	6,233	1,844	4,499	12,576
Noninterest expense	24,417	7,003	6,447	37,867
Net intersegment income	114	—	(114)	—
Net (loss) income before income taxes	$(4,970)	$1,383	$(4,150)	$(7,737)
Total assets	$1,135,892	$90,279	$62,453	$1,288,624

(1)  Includes $4.736 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division.  Excluding those expenses, the mortgage-banking segment would have realized net income before income taxes of $586,000.

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

Components of our comprehensive loss are as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Net loss	$(2,409)	$(469)	$(5,510)	$(3,747)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments (net of tax expense of $0, $0, $750, and $0, respectively)	—	—	1,148	—
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $212, $(959), $(941), and $(1,333), respectively)	326	(1,472)	(1,445)	(2,047)
Unrealized holding gains (losses) on swaps arising during the period (net of tax expense (benefit) of $158, $354, $(212), and $354, respectively)	243	544	(326)	544
Less: reclassification adjustment for losses on securities (net of tax benefit of $35, $0, $712, and $0, respectively) included in net loss	54	—	1,093	—
Total other comprehensive income (loss)	623	(928)	470	(1,503)
Total comprehensive loss	$(1,786)	$(1,397)	$(5,040)	$(5,250)

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

The FSPs are effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to adopt the new FSPs for interim and annual periods ending after March 15, 2009.  We elected to adopt the new FSPs effective with the quarter ended March 31, 2009 and recorded a $1.148 million cumulative effect of accounting change to retained earnings.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement requires enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows.   This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The disclosure requirements of SFAS No. 161 were adopted beginning with the interim period ended March 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This statement is effective for fiscal years and interim periods ending after June 15, 2009.  The requirements of SFAS No. 165 were adopted beginning with the interim period ended June 30, 2009.

Pronouncements Issued But Not Yet Effective

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  This statement revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  This statement is effective for fiscal years beginning after November 15, 2009.  Management does not anticipate the adoption of this standard to have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FIN No. 46(R) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This statement is effective for fiscal years beginning after November 15, 2009.  Management does not anticipate the adoption of this standard to have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement replaces SFAS No. 162, which was issued in May, 2008 and identified the sources of accounting principles and the framework for selecting them.  This statement is effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside form those issued by the SEC.  Management does not anticipate the adoption of this standard to have a material impact on our financial condition or results of operation.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking language within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements may include expressions about our confidence, policies, and strategies, provisions and allowance for loan losses, adequacy of capital levels, and liquidity.  All statements included or incorporated by reference in this

Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Statements that include the use of terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. The forward-looking statements are based on our current intent, belief, and expectations. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements of our plans, strategies, objectives, intentions, including, among other statements, statements involving our projected loan and deposit growth, loan collateral values, collectibility of loans, anticipated changes in other operating income, payroll and branching expenses, branch, office and product expansion of the Company, and liquidity and capital levels.  Such forward-looking statements involve certain risks and uncertainties, including general economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and government regulation.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. For a more complete discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, see the “Risk Factors” discussion in the periodic reports (see Item 1A of Part II of this report) that First Mariner Bancorp files with the Securities and Exchange Commission (the “SEC”). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events, or otherwise.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiaries:  First Mariner Bank (the “Bank”); Mariner Finance, LLC (“Mariner Finance”); and FM Appraisals, LLC (“FM Appraisals”).  The Company has over 1,140 employees (approximately 968 full-time equivalent employees).

The Bank, which is the largest operating subsidiary of First Mariner Bancorp with assets exceeding $1.339 billion as of June 30, 2009, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.  The Bank also has one branch in Pennsylvania.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage has offices in Maryland, Delaware, and North Carolina.

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

Mariner Finance engages in traditional consumer finance activities, making small direct cash loans to individuals, the purchase of installment loan sales contracts from local merchants and retail dealers of consumer goods, and loans to individuals via direct mail solicitations, as well as a low volume of mortgage loans. Mariner Finance currently operates branches in Maryland, Delaware, Virginia, New Jersey, Pennsylvania, and Tennessee.  Mariner Finance had total assets of $105,830 million as of June 30, 2009.

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

The initial indication of other-than-temporary impairment (“OTTI”) for both debt and equity securities is a decline in the market value below book value of an investment. In determining whether an impairment is other-than-temporary, we consider whether it is more likely than not that we will be required to sell the security before full recovery of the value. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the security is segmented into credit and noncredit-related components.  Any fair value adjustment due to identified credit related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

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

Financial Condition

At June 30, 2009, our total assets were $1.460 billion compared to $1.307 billion at December 31, 2008, an increase of 11.7%.  Earning assets increased $38.155 million or 3.3% to $1.183 billion at June 30, 2009 from $1.144 billion at December 31, 2008.  The growth in assets was due primarily to increases in cash and due from banks (+$102.847 million), loans outstanding (+$18.434 million), and loans held for sale (+$57.039 million), partially offset by a decrease in federal funds sold and interest-bearing deposits (-$37.895 million).  We funded the growth in assets with increases in deposits (+$145.717 million) and short-term borrowings (+$10.913 million).

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with corporate investments and attempt to diversify the risk in the corporate portfolio.  As of June 30, 2009, we held $11.789 million in securities classified as trading and $40.152 million in securities classified as available for sale (“AFS”). As of December 31, 2008, we held $12.566 million in securities classified as trading and $39.666 million in securities classified as AFS.

Trading Securities

Trading securities decreased $777,000 or 6.2% from the December 31, 2008 level of $12.566 million due to maturities and repayments. The entire trading security portfolio consisted of mortgage-backed securities as of both June 30, 2009 and December 31, 2008.

Securities Available for Sale

AFS securities remained relatively stable at $40.152 million at June 30, 2009 compared to $39.666 million at December 31, 2008.  We recorded $1.805 million in OTTI charges related to three pooled trust preferred securities during the first six months of 2009.  In addition, during the first quarter of 2009, we added back to retained earnings as a cumulative effect of accounting change $1.148 million (net of tax effect) in OTTI previously recorded that was determined not to be related to credit deterioration (see Notes 2, 6, and 9 to the Consolidated Financial Statements).  At June 30, 2009, our net unrealized loss on securities classified as available for sale totaled $6.867 million compared to a net unrealized loss of $8.191 million at December 31, 2008.

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

The trust preferred securities we hold in our securities portfolio were issued by other banks and bank holding companies.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, depending on our intention to hold the securities until full value can be recovered.  See additional information on OTTI in Notes 2, 6, and 9 to the Consolidated Financial Statements.

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

Our securities available for sale portfolio composition is as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Mortgage-backed securities	$21,389	$22,248
Trust preferred securities	13,101	12,866
U.S. Treasury securities	1,000	1,003
Corporate obligations	2,689	2,548
Equity securities - Banks	1,223	251
Foreign government bonds	750	750
	$40,152	$39,666

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Commercial loans and lines of credit	$88,429	$91,111
Commercial construction	100,412	109,484
Commercial mortgages	337,014	319,143
Consumer residential construction	58,750	69,589
Residential mortgages	155,038	138,323
Consumer	257,487	251,046
Total loans	$997,130	$978,696

Total loans increased $18.434 million during the first six months of 2009.  We experienced higher balances in commercial mortgage loans (+$17.871 million), residential mortgage loans (+$16.715 million), and consumer loans (+$6.441 million).  Commercial and consumer residential construction balances decreased (-$9.072 million and -$10.839 million, respectively), as did commercial loans and lines of credit (-$2.682 million).  Although we have been aggressive in our loan origination activity, as evidenced by the growth in our total loan portfolio, the poor market environment has continued to impact the demand for construction and development lending products.  Additionally, we incurred significant charge-offs in the commercial and construction loan portfolios during the first six months of 2009.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $57.226 million represents loans made to borrowers for the development of residential real estate as of June 30, 2009.  This segment of the portfolio has exhibited greater weakness during 2008 and the first half of 2009 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Raw residential land	$6,952	$6,630
Residential subdivisions	18,002	23,407
Single residential lots	4,678	4,338
Single family construction	13,835	12,547
Townhome construction	1,934	2,817
Condominium unit construction	1,203	—
Multi-family unit construction	10,622	12,317
	$57,226	$62,056

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at June 30, 2009 and December 31, 2008 totaled $20.947 million and $26.695 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $356,000 at June 30, 2009 and $1.264 million at December 31, 2008.  The decrease in the ratio of specific reserves to impaired loans reflects partial charge-offs of loans with specific reserves, which reduced the carrying amount of the loan to its estimated fair value.

In general, we place commercial impaired loans on nonaccrual status.  Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.  All payments made on nonaccrual loans are applied to the principal balance of the loan.

The allowance for impaired loans (both commercial and consumer) represents the fair value deficiencies for those loans for which the estimated fair value of the collateral was less than our carrying amount of the loan as of June 30, 2009.  Not all of the loans placed on nonaccrual since December 31, 2008 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan.

Consumer

Our consumer portfolio includes second mortgage loans and other loans to individuals.  Consumer loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly.  Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios.  Consumer loans originated on the Bank that are greater than 120 days past due are generally charged off.  For consumer loans originated by Mariner Finance, all such loans greater than 90 days past due are considered nonaccrual and are generally charged off when they become 180 days past due.

Consumer loans we consider impaired at June 30, 2009 and December 31, 2008 consisted of ALT A loans and totaled $15.522 million and $20.945 million, respectively.   Specific reserve for loan losses for consumer impaired loans amounted to $526,000 at June 30, 2009 and $1.444 million at December 31, 2008.  The decrease in the ratio of specific reserves to impaired loans reflects partial charge-offs of loans with specific reserves, which reduced the carrying amount of the loan to its estimated fair value.

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

Residential Mortgage Loans

Residential mortgage loans, including ALT A second mortgages, are analyzed as pools with historical loss rates applied.  Management generally may modify the historical loss rates based upon prevailing economic conditions or trends in delinquency and loss.  Loans delinquent greater than 90 days are individually reviewed and assessed for accrual status and the need for specific reserves.

Repurchased Loans

In accordance with AICPA SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At June 30, 2009, we maintained $4.740 million of loans repurchased in accordance with covenants in our sales agreements with investors.

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

The following table shows the total portfolio of repurchased loans and their status:

As of June 30, 2009:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$2,730	$16	$2,714	$328
Modifications (3)	2,186	160	2,026	18
	$4,916	$176	$4,740	$346

As of December 31, 2008:

	Principal			Additional
	Balance	Initial	Carrying	Allocated
(dollars in thousands)	at Repurchase	Write-Down	Value	Reserves (1)
Nonaccrual 1st mortgages	$2,974	$8	$2,966	$335
Nonaccrual 2nd mortgages	73	24	49	49
Delinquent 1st mortgages (2)	325	—	325	—
Modifications (3)	3,163	168	2,995	205
	$6,535	$200	$6,335	$589

(1)         Additional allocated reserves are included in the allowance for loan losses

(2)         Includes ALT A loans that are 30 days or more past due that are not on nonaccrual status, except for past-due modifications

(3)         Includes ALT A modifications that are 30 days or more past due that are not on nonaccrual status

All ALT A loans which were 90 days delinquent as of June 30, 2009 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve.  All other ALT A loans were evaluated collectively for impairment.

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

We maintain $10.353 million in first-lien mortgage loans and $2.204 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively.  These loans are primarily ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.

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

Our total allowance at June 30, 2009 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$15,515	$13,808	$16,777	$12,789
Loans charged off:
Commercial	(284)	—	(517)	—
Commercial construction	(688)	—	(2,228)	—
Commercial mortgages	(252)	—	(304)	—
Consumer residential construction	(269)	(47)	(816)	(182)
Residential mortgages	(444)	(948)	(1,888)	(2,152)
Consumer (1)	(1,768)	(806)	(3,808)	(2,442)
Total loans charged off	(3,705)	(1,801)	(9,561)	(4,776)
Recoveries:
Commercial	—	—	—	13
Commercial construction	—	—	—	—
Commercial mortgages	4	3	4	3
Consumer residential construction	—	—	—	—
Residential mortgages	1	—	1	7
Consumer	159	29	357	180
Total recoveries	164	32	362	203
Net charge-offs	(3,541)	(1,769)	(9,199)	(4,573)
Provision for loan losses	4,344	2,504	8,740	6,327
Allowance for loan losses, end of period	$16,318	$14,543	$16,318	$14,543
Loans (net of premiums and discounts):
Period-end balance	$997,130	$924,296	$997,130	$924,296
Average balance during period	991,887	883,228	986,358	866,134
Allowance as a percentage of period-end loan balance	1.64%	1.57%	1.64%	1.57%
Percent of average loans:
Provision for loan losses (annualized)	1.76%	1.14%	1.79%	1.47%
Net charge-offs (annualized)	1.43%	0.81%	1.88%	1.06%

(1)            Includes $0, $1,000, $400,000, and $751,000, respectively, of ALT A second mortgage loans originated by the Bank.

The following table summarizes our allocation of allowance by loan type:

	June 30, 2009			December 31, 2008
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial loans and lines of credit	$876	5.4%	8.9%	$824	4.9%	9.3%
Commercial construction	1,420	8.7%	10.1%	2,702	16.1%	11.2%
Commercial mortgages	3,297	20.2%	33.8%	2,985	17.8%	32.6%
Consumer residential construction	812	5.0%	5.9%	583	3.5%	7.1%
Residential mortgages	1,071	6.5%	15.5%	1,576	9.4%	14.1%
Consumer	4,714	28.9%	25.8%	4,683	27.9%	25.7%
Unallocated	4,128	25.3%	—	3,424	20.4%	—
Total	$16,318	100.0%	100.0%	$16,777	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $16.318 million and $16.777 million as of June 30, 2009 and December 31, 2008, respectively.  The change in the allowance reflects management’s ongoing application of its methodologies to establish the allowance, which included increases to reflect negative market trends and other qualitative factors (unallocated reserves).  Our allowance for loan losses may not move in direct proportion to changes in our overall trends in delinquent, nonperforming, or impaired loans.  The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

Specific and general reserves for the commercial construction portfolio decreased $1.282 million and reflect partial charge- offs of certain loans with specific reserves as of December 31, 2008. During the first six months of 2009, we charged-off $2.228 million in commercial construction loans.

Specific and general reserves for the residential mortgage portfolio also decreased (-$505,000) due to partial and complete charge-offs of certain loans with specific reserves as of December 31, 2008. During the first six months of 2009, we charged-off $1.888 million in residential mortgage loans.

The provision for loan losses recognized to maintain the allowance was $4.344 million and $8.740 million for the three and  six months ended June 30, 2009, respectively, compared to $2.504 million and $6.327 million, respectively, for the same periods in 2008.  We recorded net charge-offs of $9.199 million during the first six months of 2009 compared to net charge-offs of $4.573 million for the same period in 2008, primarily due to increases in net charge-offs of construction loans, commercial loans, and commercial mortgages.  During the first six months of 2009, annualized net charge-offs as compared to average loans outstanding increased to 1.88%, compared to 1.06% during the same period of 2008.  Net charge-offs for the Bank totaled $6.875 million, while Mariner Finance net charge-offs were $2.324 million for the six months ended June 30, 2009.

Our allowance as a percentage of outstanding loans has decreased from 1.71% as of December 31, 2008 to 1.64% as of June 30, 2009, reflecting the changes in our loss estimates and the changes resulting from the application of our loss estimate methodology.  The decrease in the overall allowance occurred as loans which had specific reserves as of December 31, 2008, were determined to be losses in the six months ended June 30, 2009 and were charged off against the allowance during the period.  Management believes the allowance for loan losses is adequate as of June 30, 2009.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 4.28% at June 30, 2009, 4.42% at December 31, 2008, and 3.78% at June 30, 2008.  The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008
Nonaccruing loans:
Commercial loans and lines of credit	$321	$603	$882
Commercial construction	12,100	14,544	12,340
Commercial mortgages	5,724	4,134	3,228
Consumer residential construction	2,838	8,222	3,142
Alt A first and second mortgages	3,922	6,772	7,523
Other residential mortgages	3,353	1,343	336
Other consumer	4,787	3,145	2,158
	33,045	38,763	29,609
Real estate acquired through foreclosure:
Commercial loans and lines of credit	—	—	—
Commercial construction	7,889	4,909	3,668
Commercial mortgages	4,429	2,080	866
Consumer residential construction	6,743	2,826	3,160
Alt A first and second mortgages	6,179	9,079	9,908
Other residential mortgages	2,224	—	1,500
Other consumer	1,920	100	—
	29,384	18,994	19,102
Total nonperforming assets	$62,429	$57,757	$48,711

Loans past-due 90 days or more and accruing:
Commercial loans and lines of credit	$522	$—	$255
Commercial construction	2,667	210	2,128
Commercial mortgages	8,120	1,634	4,523
Consumer residential construction	1,496	1,587	910
Alt A first and second mortgages	672	1,519	5,616
Other residential mortgages	2,899	1,739	338
Other consumer	517	2,990	2,769
	$16,893	$9,679	$16,539

Nonaccrual loans decreased $5.718 million between December 31, 2008 and June 30, 2009, as troubled loans moved through the process of charge-off and/or foreclosure.  Although total nonaccrual loans decreased, we did experience increases in nonaccrual commercial mortgages and residential mortgages. The increase in commercial mortgage loans consisted of the addition of 12 commercial mortgage loans in the amount of $4.097 million, partially offset by charge-offs and foreclosures of loans previously on nonaccrual.

Real estate acquired through foreclosure increased $10.390 million when compared to December 31, 2008 as troubled assets moved through the foreclosure process.  Commercial and consumer construction properties increased due to the addition of 18 properties for $9.471 million, partially offset by write-downs and disposals of properties.

We continue to maintain a substantial amount of foreclosed individual residential properties concentrated in the northern Virginia region that originally collateralized ALT A loans.  These properties and are being carried at their fair value, which is subject to quarterly review.

Real estate acquired through foreclosure is carried at estimated fair value, less estimated costs to sell.

Loans 90 days delinquent and accruing increased from $9.679 million at December 31, 2008 to $16.893 million as of June 30, 2009.  Included in the increase are increases in commercial mortgage loans of $6.486 million and commercial construction loans of $2.457 million.  The commercial mortgage total is made up of nine loans, with the largest balance amounting to $4.283 million.  The commercial construction total is made up of seven loans, with the largest loan totaling $938,000.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $8.958 million as of June 30, 2009 and $9.074 million as of December 31, 2008.  Our TDRs are generally reviewed individually, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at the time of restructure, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.  We initially measure impairment of TDRs on a loan-by-loan basis.  The majority of our TDRs as of June 30, 2009 and December 31, 2008 were collateral dependent and, therefore, any impairment was determined using the fair value of the collateral.

Deposits

Deposits totaled $1.096 billion at June 30, 2009, increasing $145.717 million or 15.3% over the December 31, 2008 balance of $950.233 million.  The increase in deposits was primarily due to increases in time deposits, regular savings accounts, and noninterest-bearing demand deposits, partially offset by decreases in NOW and money market deposits. The increase in time deposits out of money market accounts has occurred as customer preference has shifted to higher-yielding certificates of deposit.  We also took in approximately $36.000 million in time deposits associated with a newly launched program for acquiring nonbrokered national deposits. The deposit breakdown is as follows:

	June 30, 2009		December 31, 2008
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$169,374	15.5%	$172,690	18.2%
Regular savings deposits	57,926	5.3%	51,550	5.4%
Time deposits	735,783	67.1%	611,242	64.3%
Total interest-bearing deposits	963,083	87.9%	835,482	87.9%
Noninterest-bearing demand deposits	132,867	12.1%	114,751	12.1%
Total deposits	$1,095,950	100.0%	$950,233	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of June 30, 2009, our core deposits were $473.625 million as of June 30, 2009 , compared to $422.191 million as of December 31, 2008.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

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

Long-term borrowings, which totaled $176.940 million and $177.868 million at June 30, 2009 and December 31, 2008, respectively, consist of long-term advances from the FHLB, a line of credit used to fund consumer finance receivables, and a mortgage loan on our former headquarters building.  The amortized cost of long-term FHLB advances totaled $85.000 million at June 30, 2009 and December 31, 2008; however, $60.000 million of the advances are recorded at fair value ($62.978 million) in accordance with SFAS No. 159, making the total carrying amount of long-term FHLB advances $87.978 million as of June 30, 2009.  As of June 30, 2009 and December 31, 2008, the balance on the mortgage loan was $9.165 million and $9.249 million, respectively, and the balance on the consumer receivable line of credit was $79.797 million and $79.546 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings increased from $43.128 million at December 31, 2008 to $54.041 million at June 30, 2009.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures as of June 30, 2009 and December 31, 2008 were $73.724 million.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $15.746 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $34.971 million of the remaining Trust Preferred Securities qualify as Tier II capital at June 30, 2009.  The total amount of our Trust Preferred Securities allowable as part of capital was limited to $50.717 million as of June 30, 2009.

Capital Resources

Stockholders’ equity decreased $3.871 million in the first six months of 2009 to $42.144 million at June 30, 2009 from $46.015 million at December 31, 2008.  The retained deficit increased by the net loss of $5.510 million for the first six months of 2009, partially offset by the cumulative effect of accounting change adjustment related to securities of $1.148 million.

Common stock and additional paid-in-capital increased by $22,000 due to the vesting of previously granted stock options during the first six months of 2009.  We did not repurchase any common stock during 2009, nor was any stock issued through the employee stock purchase plan.  Accumulated other comprehensive loss, which is derived from the fair value calculations for securities available for sale and interest rate swaps, decreased by $470,000.

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

We regularly monitor our capital adequacy ratios and attempt to ensure that we meet our regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2009	2008	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	3.6%	4.3%	4.0%
The Bank	5.8%	6.0%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	4.3%	5.0%	4.0%
The Bank	6.9%	7.0%	4.0%
Total capital to risk-weighted assets:
Consolidated	8.5%	9.9%	8.0%
The Bank	8.7%	9.0%	8.0%

Results of Operations

Net Loss

Six Months Ended June 30:

For the six months ended June 30, 2009, we realized a net loss of $5.510 million compared to a net loss of $3.747 million for the six month period ended June 30, 2008.  Basic and diluted losses per share for the first six months of 2009 and 2008 totaled $(0.85) and $(0.59), respectively.  Our ability to produce earnings for the six months ended June 30, 2009 continued to be impacted by the significant deterioration of the national and local residential real estate markets, which is resulting in higher levels of loan loss provisions and write-downs in value or losses on sales of foreclosed real estate.  The increases in our provision for loan losses and expenses related to real estate acquired through foreclosure were partially offset by increased mortgage-banking revenue and insurance sales commissions, as well as a recovery of value in our trading assets and certain long-term borrowings and an insurance recovery.  We also recognized a $1.805 million OTTI charge on securities.

Return on average assets and return on average equity are key measures of an entity’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the six months ended June 30, 2009 was (0.82)% compared to (0.60)% for the corresponding period in 2008. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the six months ended June 30, 2009 was (24.03)% compared to (11.58)% for the corresponding period in 2008.  All profitability indicators were significantly affected by our net losses.

Three Months Ended June 30:

For the three months ended June 30, 2009, net losses totaled $2.409 million compared to net losses of $469,000 for the three month period ended June 30, 2008.  Basic and diluted losses per share for the three months ended June 30, 2009 totaled $(0.37) compared to basic and diluted losses of ($0.07) per share for the three months ended June 30, 2008.  Losses for the three months ended June 30, 2009 reflected higher levels of loan loss provisions and write-downs in value or losses on sales of foreclosed real estate, partially offset by higher mortgage-banking revenue and insurance sales commissions.  Our return on average assets (annualized) for the three months ended June 30, 2009 was (0.70)% compared to (0.15)% for the corresponding period in 2008 and our return on average equity (annualized) for the three months ended June 30, 2009 was (21.71)% compared to (2.97)% for the corresponding period in 2008.

Net Interest Income

Six Months Ended June 30:

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

Net interest income for the first six months of 2009 totaled $23.251 million, a decrease of $630,000 from $23.881 million for the six months ended June 30, 2008. The decrease in net interest income during 2009 was primarily due to a decrease in the yield on interest-earning assets from 7.72% for the six months ended June 30, 2008 to 6.91% for the six months ended June 30, 2009, and increases in the volume of interest-bearing liabilities, partially offset by a decrease in the rate paid on interest-bearing liabilities and an increase in the volume of interest-earning assets. In addition, we experienced a decline in our noninterest-bearing sources of funds.  The impact of these items decreased the net interest margin to 3.80% for the six months ended June 30, 2009 from 4.27% for the same period in 2008.

Interest income.  Total interest income decreased by $973,000 for the six months ended June 30, 2009 due primarily to the decreased yield on average earning assets. Yields on earning assets for the period decreased to 6.91% from 7.72%, while average earning assets increased $100.966 million.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2009.  Additionally, our interest income was negatively affected by increased interest reversals on and increased average balances of nonaccrual loans.  The yield on loans decreased from 8.55% for the six months ended June 30, 2008 to 7.59% for the same period in 2009.

Average loans outstanding for the six months ended June 30, 2009 increased by $120.224 million when compared to the same period in 2008.  We experienced increases in commercial loans and lines of credit (+$12.189 million), commercial mortgages (+$46.989 million), residential mortgages (+$57.489 million), and consumer loans (+$45.714), which were partially offset by decreases in commercial and consumer construction loans (-$16.195 million and -$25.962 million, respectively).  Average loans held for sale increased $22.525 million.

The decrease in both commercial and consumer residential construction loans was due primarily to the deterioration of the real estate market, which has led to the reduction of new construction as well as write-downs of nonperforming loans and increased foreclosures.  The increases in commercial loans and lines of credit and in commercial mortgages were due to a continued focus on commercial lending.  The increase in residential mortgage loans was due primarily to increased portfolio lending activity, with record high residential mortgage loan production in both portfolio and held for sale lending during the second quarter of 2009, which was also reflected in the increase in average loans held for sale.  Consumer loans increased due to increases in both Bank and Mariner Finance consumer lending.  Average securities decreased by $30.193 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value due to the current economic conditions.

Interest expense.  Interest expense decreased by $343,000 to $18.525 million for the six months ended June 30, 2009, compared to $18.868 million for the same period in 2008.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 3.62% for the six months ended June 30, 2008 to 3.13% for the six months ended June 30, 2009, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.12% in 2008 to 2.87% in 2009 was driven primarily by decreases in the rates on money market accounts and certificates of deposit, partially offset by increases in the rates on NOW and savings accounts.  Average interest-bearing deposits increased by $107.579 million primarily due to an increase in the volume of time deposits, including brokered deposits placed during 2008.  In addition, during the second quarter of 2009, we began a national certificate of deposit campaign that has brought in approximately $36.000 million in new time deposits.  An increase in average borrowings of $36.088 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance to fund its consumer loan growth and increases in our short-term FHLB advances.  We experienced a decrease in the costs of borrowed funds from 5.09% for the six months ended June 30, 2008 to 3.92% for the same period in 2009 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

Three Months Ended June 30:

Net interest income for the second quarter of 2009 totaled $12.173 million, an increase of $262,000 over $11.911 million for the second quarter of 2008. The increase in net interest income during the second quarter of 2009 was primarily due to an increase in the volume of interest-earning assets and a decrease in the rate paid on interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and an increase in the volume of interest-bearing liabilities.  The impact of these items, along with a decline in our noninterest-bearing sources of funds, decreased the net interest margin to 3.94% from 4.19%.

Interest income.  Total interest income increased by $312,000 for the second quarter of 2009 due primarily to the increased  volume of interest-earning assets.  Average loans outstanding for the three months ended June 30, 2009 increased by $108.659 million when compared to the same period of 2008.  We experienced increases in commercial loans and lines of credit (+$1.150 million), commercial mortgages (+$44.463 million), residential mortgages (+$63.018 million), and consumer loans (+$41.139), which were partially offset by decreases in commercial and consumer construction loans (-$12.397 million and -$28.714 million, respectively).  Average loans held for sale increased $42.499 million.

The decrease in both commercial and consumer residential construction loans was due primarily to the deterioration of the real estate market.  The increases in commercial loans and lines of credit and in commercial mortgages were due to our continued focus on commercial lending.  The increase in residential mortgage loans and loans held for sale was due to increased residential mortgage loan production.  Consumer loans increased due to increases in both Bank and Mariner Finance consumer lending.  Average securities decreased by $30.230 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value due to the current economic conditions.

The yield on average earning assets decreased from 7.46% in 2008 to 6.96% in 2009.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2009.  Our interest income was negatively affected by increased interest reversals on and increased average balances of nonaccrual loans.  The yield on loans decreased from 8.29% for the three months ended June 30, 2008 to 7.67% for the same period in 2009.

Interest expense.  Interest expense increased by $50,000 to $9.164 million for the second quarter of 2009, compared to $9.114 million for the same period in 2008.  We had a higher level of interest-bearing liabilities of $1.208 billion for the second quarter of 2009 when compared to $1.071 billion for the same period of 2008, which was partially offset by a decrease in the average rate paid on interest-bearing liabilities, from 3.42% for the second quarter of 2008 to 3.04% for the second quarter of 2009.

Average interest-bearing deposits increased by $99.485 million primarily due to an increase in the volume of time deposits, including brokered deposits placed during 2008 and $36.000 million in new time deposits from our national certificate of deposit campaign.  An increase in average borrowings of $37.135 million was due primarily to increased borrowings on the consumer finance line of credit of Mariner Finance to fund its consumer loan growth and increases in our short-term FHLB advances.

The decrease in the rate paid on interest-bearing deposits from 3.00% in 2008 to 2.78% in 2009 was driven primarily by decreases in the rates on money market accounts and certificates of deposit.  We experienced a decrease in the costs of borrowed funds from 4.70% for the second quarter of 2008 to 3.85% for the same period in 2009 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Six Months Ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$87,989	$2,300	5.17%	$75,800	$2,390	6.24%
Commercial construction	104,349	2,690	5.10%	120,544	4,073	6.68%
Commercial mortgages	327,285	11,061	6.69%	280,296	10,741	7.58%
Consumer residential construction	65,801	1,708	5.21%	91,763	3,316	7.27%
Residential mortgages	146,082	4,424	6.06%	88,593	2,649	5.98%
Consumer	254,852	15,528	12.08%	209,138	14,109	13.40%
Total loans	986,358	37,711	7.59%	866,134	37,278	8.55%
Loans held for sale	97,162	2,482	5.11%	74,637	2,102	5.63%
Securities, trading and AFS	51,005	1,554	6.09%	81,198	2,293	5.65%
Interest-bearing deposits	58,986	29	0.16%	72,217	904	2.51%
Restricted stock investments, at cost	7,603	—	—	5,962	172	5.78%

Total earning assets	1,201,114	41,776	6.91%	1,100,148	42,749	7.72%

Allowance for loan losses	(16,949)			(12,687)
Cash and other nonearning assets	177,853			167,980
Total assets	$1,362,018	41,776		$1,255,441	42,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$6,758	21	0.64%	$16,343	38	0.46%
Savings deposits	55,216	93	0.34%	55,545	90	0.32%
Money market deposits	158,726	640	0.81%	238,041	1,935	1.63%
Time deposits	671,821	11,934	3.58%	475,013	10,111	4.28%
Total interest-bearing deposits	892,521	12,688	2.87%	784,942	12,174	3.12%
Borrowings	300,500	5,837	3.92%	264,412	6,694	5.09%

Total interest-bearing liabilities	1,193,021	18,525	3.13%	1,049,354	18,868	3.62%

Noninterest-bearing demand deposits	115,815			138,349
Other noninterest-bearing liabilities	6,933			2,650
Stockholders’ equity	46,249			65,088
Total liabilities and stockholders’ equity	$1,362,018	18,525		$1,255,441	18,868

Net interest income/net interest spread		$23,251	3.78%		$23,881	4.10%
Net interest margin			3.80%			4.27%

(1)          Nonaccrual loans are included in average loans.

(2)          There are no tax equivalency adjustments

	For the Three Months Ended June 30,
	2009			2008
	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$87,556	$1,144	5.17%	$86,406	$1,249	5.72%
Commercial construction	103,715	1,296	4.94%	116,112	1,776	6.05%
Commercial mortgages	329,530	5,536	6.65%	285,067	5,352	7.43%
Consumer residential construction	64,441	906	5.64%	93,155	1,597	6.90%
Residential mortgages	151,554	2,377	6.27%	88,536	1,239	5.60%
Consumer	255,091	7,913	12.31%	213,952	7,225	13.41%
Total loans	991,887	19,172	7.67%	883,228	18,438	8.29%
Loans held for sale	109,320	1,382	5.06%	66,821	941	5.63%
Securities, trading and AFS	50,532	762	6.03%	80,762	1,147	5.68%
Interest-bearing deposits	57,266	21	0.14%	82,945	415	2.00%
Restricted stock investments, at cost	7,830	—	—	5,941	84	5.66%

Total earning assets	1,216,835	21,337	6.96%	1,119,697	21,025	7.46%

Allowance for loan losses	(16,682)			(13,441)
Cash and other nonearning assets	177,317			168,441
Total assets	$1,377,470	21,337		$1,274,697	21,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$7,060	10	0.58%	$16,826	25	0.60%
Savings deposits	57,486	49	0.34%	57,692	47	0.33%
Money market deposits	157,378	293	0.75%	221,194	703	1.28%
Time deposits	684,080	5,918	3.47%	510,807	5,243	4.13%
Total interest-bearing deposits	906,004	6,270	2.78%	806,519	6,018	3.00%
Borrowings	301,812	2,894	3.85%	264,677	3,096	4.70%

Total interest-bearing liabilities	1,207,816	9,164	3.04%	1,071,196	9,114	3.42%

Noninterest-bearing demand deposits	118,626			138,583
Other noninterest-bearing liabilities	6,519			1,527
Stockholders’ equity	44,509			63,391
Total liabilities and stockholders’ equity	$1,377,470	9,164		$1,274,697	9,114

Net interest income/net interest spread		$12,173	3.92%		$11,911	4.04%
Net interest margin			3.94%			4.19%

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2009
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$(208)	$103	$(105)	$(831)	$741	$(90)
Commercial construction	(303)	(177)	(480)	(882)	(501)	(1,383)
Commercial mortgages	(2,591)	2,775	184	(2,811)	3,131	320
Consumer residential construction	(257)	(434)	(691)	(804)	(804)	(1,608)
Residential mortgages	164	974	1,138	34	1,741	1,775
Consumer	(3,095)	3,783	688	(3,358)	4,777	1,419
Total loans	(6,290)	7,024	734	(8,652)	9,085	433
Loans held for sale	(600)	1,041	441	(505)	885	380
Securities, trading and AFS	434	(819)	(385)	464	(1,203)	(739)
Interest-bearing deposits	(296)	(98)	(394)	(718)	(157)	(875)
Restricted stock investments, at cost	(226)	142	(84)	(301)	129	(172)

Total interest income	(6,978)	7,290	312	(9,712)	8,739	(973)

Interest paid on:
Interest-bearing deposits:
NOW deposits	(1)	(14)	(15)	28	(45)	(17)
Savings deposits	3	(1)	2	5	(2)	3
Money market deposits	(242)	(168)	(410)	(778)	(517)	(1,295)
Time deposits	(4,369)	5,044	675	(4,243)	6,066	1,823
Total interest-bearing deposits	(4,609)	4,861	252	(4,988)	5,502	514
Borrowings	(2,084)	1,882	(202)	(2,845)	1,988	(857)

Total interest expense	(6,693)	6,743	50	(7,833)	7,490	(343)

Net interest income	$(285)	$547	$262	$(1,879)	$1,249	$(630)

Noninterest Income

Six Months Ended June 30:

Noninterest income for the six months ended June 30, 2009 was $17.390 million, an increase of $4.814 million or 38.3% from the comparable period of 2008 primarily due to an increase in mortgage-banking revenue, an insurance recovery of $850,000, and a recovery in value on our assets and liabilities carried at fair value, partially offset by OTTI charges of $1.805 million.

Mortgage-banking revenue increased from $3.641 million for the six months ended June 30, 2008 to $9.606 million for the six months ended June 30, 2009 due primarily to a significantly larger volume of originations of loans and higher margins on loans sold.  The volume of loans sold increased from $684.893 million in 2008 to $1.030 billion in 2009 and reflects continued customer refinance activity.

Deposit service charges declined to $2.655 million in the first six months of 2009 from $3.135 million for the first six months of 2008 due to lower overdraft income and to a decline in the number of accounts in general.  During the six months ended June 30, 2009, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.438 million.  The valuation of these items resulted in no net trading gain or loss for the same period in 2008.

Other income increased $425,000 for the six months ended June 30, 2009.  Included in this line item for 2009 is an insurance recovery of $850,000 related to ALT A loans originated in 2006 and 2007.  Other income for the six months ended June 30, 2008 included Visa IPO income of $156,000.  In addition, in 2008, we recorded $589,000 in gains on the sales of two former branch facilities.

Three Months Ended June 30:

Noninterest income for the second quarter of 2009 was $9.119 million, an increase of $1.171 million or 14.7% from the comparable period of 2008 primarily due to an increase in mortgage-banking revenue, offset by decreases in most other noninterest income categories.

Mortgage-banking revenue increased from $2.010 million for the second quarter of 2008 to $4.696 million for the second quarter of 2009 due primarily to a significantly larger volume of originations of loans and higher margins on loans sold.

Deposit service charges declined to $1.323 million in the second quarter of 2009 from $1.600 million for the second quarter of 2008 due to lower overdraft income and a decline in the number of accounts.  During the second quarter of 2009, we experienced a recovery in the value of our trading assets and certain long-term borrowings of $670,000 compared to a recovery of $1.020 million for the same period in 2008.  During the three months ended June 30, 2009, we recorded an additional $89,000 in OTTI charges.  The three months ended June 30, 2008 included $589,000 in gains on the sales of two former branch facilities.

Noninterest expenses

Six Months Ended June 30:

For the six months ended June 30, 2009, noninterest expenses increased $3.809 million, or 10.1%, to $41.676 million compared to $37.867 million for the same period of 2008, primarily due to increased expenses for costs related to real estate acquired through foreclosure, deposit insurance premiums, loan collections, and professional services.

Write-downs and costs of real estate acquired through foreclosure increased $2.298 million, as nonperforming commercial, commercial construction, consumer construction, and ALT A loans moved through the foreclosure process.  Management regularly updates its values of foreclosed properties and continued declines in the value of residential real estate have required further write-downs in our carrying value.  Occupancy expenses increased by $452,000 for the six months ended June 30, 2009 due primarily to decreased rental income received from tenants of our facilities and higher communications expenses.  Deposit insurance costs increased due to an increase in our rates assessed by the FDIC, including a special assessment of approximately $600,000 in the second quarter of 2009.  Professional fees increased due primarily to legal fees associated with regulatory compliance issues and loan workouts.  Loan collection expenses increased $748,000 due to costs associated with loan workouts.  Restructuring initiatives (staff reductions) undertaken during 2008 resulted in a decrease in compensation costs of $1.139 million for the six months ended June 30, 2009 when compared to the same period in 2008.

Three Months Ended June 30:

For the three months ended June 30, 2009, noninterest expenses increased $1.796 million, or 9.3%, to $21.182 million compared to $19.386 million for the same period of 2008, primarily due to costs related to real estate acquired through foreclosure, deposit insurance, loan collections, and legal fees.

Write-downs and costs of real estate acquired through foreclosure increased $820,000, as nonperforming commercial, commercial construction, consumer construction, and ALT A loans moved through the foreclosure process.  Professional fees increased due primarily to legal fees associated with regulatory compliance issues and loan workouts.   Deposit insurance costs increased due to an increase in our rates assessed by the FDIC, including the special assessment.  Loan collection expenses increased $629,000 due to loan workouts.  The restructuring initiatives resulted in a decrease in compensation costs of $1.142 million for the three months ended June 30, 2009 when compared to the same period in 2008.

The following table shows the breakout of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Salaries and employee benefits	$8,550	$9,692	$17,757	$18,896
Occupancy	2,907	2,771	5,854	5,402
Furniture, fixtures, and equipment	897	966	1,876	1,949
Secondary marketing valuation	—	54	—	234
Professional services	711	498	1,569	919
Advertising	333	158	591	588
Data processing	459	515	972	1,063
Service and maintenance	649	625	1,375	1,298
Office supplies	180	193	358	379
ATM servicing expenses	259	268	487	512
Printing	144	164	263	316
Corporate insurance	298	164	445	313
Write-downs, losses, and costs of real estate acquired through foreclosure	1,882	1,062	3,996	1,698
FDIC premiums	1,236	186	1,508	372
Consulting fees	220	164	433	318
Marketing/promotion	146	149	288	287
Postage	210	250	433	468
Overnight delivery/courier	140	198	284	387
Security	51	34	119	70
Dues and subscriptions	109	112	231	248
Loan collection expenses	849	220	1,154	406
Director fees	58	75	135	147
Employee education and training	61	99	122	178
Automobile expense	62	77	120	153
Travel and entertainment	111	164	183	273
Other	660	528	1,123	993
	$21,182	$19,386	$41,676	$37,867

Income Taxes

We recorded an income tax benefit of $4.265 million on a net loss before taxes of $9.775 million, resulting in an effective tax rate of (43.6)%, for the six-month period ended June 30, 2009 in comparison to an income tax benefit of $3.990 million on a net loss before taxes of $7.737 million, resulting in an effective tax rate of (51.6)%, for the six month period ended June 30, 2008.

We recorded an income tax benefit of $1.825 million on a net loss before taxes of $4.234 million, resulting in an effective tax rate of (43.1)%, for the three-month period ended June 30, 2009 in comparison to an income tax benefit of $1.562 million on a net loss before taxes of $2.031 million, resulting in an effective tax rate of (76.9)%, for the three month period ended June 30, 2008. The tax benefit in 2008 reflected the recording of a state tax credit.

At June 30, 2009, we had approximately $39.000 million in state operating loss carryforwards, representing a deferred income tax asset of $2.073 million, and approximately $17.000 million in federal operating loss carryforwards, representing a deferred income tax asset of $5.951 million.  Management has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2009.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $233.103 million at June 30, 2009. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $54.048 million at June 30, 2009, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $75.452 million at June 30, 2009 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $16.309 million at June 30, 2009 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $14.100 million at June 30, 2009 are generally open ended. At June 30, 2009, available home equity lines totaled $73.194 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of June 30, 2009, we plan on expending approximately $1.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $132.291 million at June 30, 2009 compared to $67.339 million as of December 31, 2008.  Our loan to deposit ratio stood at 91.0% as of June 30, 2009 and 103.0% as of December 31, 2008.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of June 30, 2009, we maintained lines of credit totaling $295.059 million and funding capacity of $62.563 million based upon loans and securities available for pledging and available overnight deposits.

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

The Bank, through First Mariner Mortgage, enters into interest rate lock commitments, under which we originate residential mortgage loans with interest rates determined prior to funding. Rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these rate lock commitments, we protect the Company from changes in interest rates through the use of forward sales of to be issued (“TBA”) mortgage-backed securities.

We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold. To manage this risk, we also utilize forward sales of TBA mortgage-backed securities. During the period of the rate lock committment and from the time a loan is closed with the borrower and sold to investors, we remain exposed to basis (execution, timing, and/or volatility) risk in that the changes in value of our hedges may not equal or completely offset the changes in value of the rate commitments being hedged. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We also mitigate counterparty risk by entering into commitments with proven counterparties and pre-approved financial intermediaries.

The market value of rate lock commitments is not readily ascertainable with precision because rate lock commitments are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close.

Information pertaining to the carrying amounts of our derivative financial instruments follows as of June 30, 2009:

(dollars in thousands)	Notional Amount	Estimated Fair Value
Interest rate swaps	$60,000	$61,115
Interest rate lock commitments	75,452	76,086
Forward contracts to sell mortgage-backed securities	97,000	97,100

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

As of June 30, 2009, we have a significant amount of loans that we either repurchased from investors or transferred from our held for sale portfolio with collateral located in Northern Virginia, where the housing market has declined dramatically.  See our discussion of repurchased loans in Item 2 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Credit Risk Management.”

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2009, we had a one-year cumulative positive gap of approximately $117.121 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2009, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(0.68)%	(5.00)%

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

(b) Changes in Internal Control Over Financial Reporting.  During the quarter ended June 30, 2009, Joseph Cicero, former President of the Company, retired.  Mark Keidel, former Chief Financial Officer, was promoted to President of the Company.  Paul Susie was subsequently hired as Chief Financial Officer.  In addition, Robert Warr was promoted to Chief Risk Officer.  We do not believe these changes in executive management affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The information required by this item is included in Item 4 of Part II of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference thereto.

Item 5 - Other Information

None

Item 6 - Exhibits

The exhibits that are filed or furnished with this report are listed in the Exhibit Index, which immediately follows the signatures to this report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	08/14/09	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	08/14/09	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer

Exhibit Index

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith