Form 10-Q
period 2009-09-30
FIRST MARINER BANCORP
filed 2009-11-16
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

The number of shares of common stock outstanding as of November 6, 2009 is 6,452,631 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$45,079	$21,045
Federal funds sold and interest-bearing deposits	55,087	46,294
Trading securities, at fair value	11,279	12,566
Securities available for sale, at fair value	30,526	39,666
Loans held for sale	102,569	60,203
Loans receivable	899,627	978,696
Allowance for loan losses	(11,054)	(16,777)
Loans, net	888,573	961,919
Real estate acquired through foreclosure	24,703	18,994
Restricted stock investments	7,934	7,066
Premises and equipment, net	45,419	49,964
Accrued interest receivable	5,188	6,335
Income taxes recoverable	2,394	1,812
Deferred income taxes	28,493	26,057
Bank-owned life insurance	34,402	36,436
Asset held for sale - Mariner Finance (at fair value)	101,048	—
Prepaid expenses and other assets	27,733	19,140

Total assets	$1,410,427	$1,307,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$117,762	$114,751
Interest-bearing	961,617	835,482
Total deposits	1,079,379	950,233
Short-term borrowings	27,284	43,128
Long-term borrowings, at fair value	62,387	64,073
Long-term borrowings	34,124	113,795
Junior subordinated deferrable interest debentures	73,724	73,724
Liabilities of asset held for sale - Mariner Finance (at fair value)	90,076	—
Accrued expenses and other liabilities ($0 and $1,199 at fair value, respectively)	14,018	16,529
Total liabilities	1,380,992	1,261,482

Stockholders’ equity:
Common stock, $.05 par value; 20,000,000 shares authorized; 6,452,631 shares issued and outstanding at both September 30, 2009 and December 31, 2008	323	323
Additional paid-in capital	56,770	56,741
Retained deficit	(22,803)	(5,485)
Accumulated other comprehensive loss	(4,855)	(5,564)
Total stockholders’ equity	29,435	46,015

Total liabilities and stockholders’ equity	$1,410,427	$1,307,497

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Interest income:
Loans	$14,229	$14,138	$42,381	$43,584
Investments and other earning assets	776	1,590	2,356	4,959
Total interest income	15,005	15,728	44,737	48,543
Interest expense:
Deposits	6,289	6,038	18,977	18,213
Short-term borrowings	147	187	583	503
Long-term borrowings	1,832	2,295	5,739	7,109
Total interest expense	8,268	8,520	25,299	25,825
Net interest income	6,737	7,208	19,438	22,718
Provision for loan losses	2,100	2,200	8,360	6,700
Net interest income after provision for loan losses	4,637	5,008	11,078	16,018
Noninterest income:
Total other-than-temporary impairment charges	(505)	(1,024)	(2,676)	(1,024)
Less: Portion included in other comprehensive income (pre-tax)	104	—	470	—
Net other-than-temporary impairment charges on securities available for sale	(401)	(1,024)	(2,206)	(1,024)
Origination fees and gain on sale of mortgage loans	2,728	1,922	9,552	3,686
Other mortgage-banking revenue	715	502	3,204	2,140
ATM fees	788	804	2,300	2,409
Service fees on deposits	1,353	1,643	3,992	4,767
Gain (loss) on financial instruments carried at fair value	801	(74)	2,239	(74)
Gain on sale of securities	330	279	330	279
(Loss) gain on sale of premises and equipment	(3)	312	(20)	901
Commissions on sales of nondeposit investment products	156	181	423	696
Income from bank-owned life insurance	333	385	1,005	1,131
Other	139	261	1,370	1,037
Total noninterest income	6,939	5,191	22,189	15,948
Noninterest expense:
Salaries and employee benefits	7,543	7,039	19,681	21,429
Occupancy	2,219	2,375	6,809	6,897
Furniture, fixtures, and equipment	685	855	2,296	2,568
Professional services	962	253	2,419	999
Advertising	141	135	731	722
Data processing	449	538	1,422	1,601
ATM servicing expenses	231	258	717	770
Write-downs, losses, and costs of real estate acquired through foreclosure	1,674	1,032	5,670	2,730
Secondary marketing valuation	—	28	—	262
FDIC insurance premiums	903	191	2,411	563
Service and maintenance	631	514	1,744	1,597
Other	2,577	2,306	6,976	6,273
Total noninterest expense	18,015	15,524	50,876	46,411
Net loss from continuing operations before income taxes and discontinued operations	(6,439)	(5,325)	(17,609)	(14,445)
Income tax benefit - continuing operations	(3,292)	(2,544)	(8,108)	(7,079)
Net loss from continuing operations	(3,147)	(2,781)	(9,501)	(7,366)
(Loss) income from discontinued operations - including loss on disposal of $10.584 million in 2009	(9,809)	500	(8,965)	1,338
Net loss	$(12,956)	$(2,281)	$(18,466)	$(6,028)

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Continued)

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss per common share from continuing operations:
Basic	$(0.49)	$(0.44)	$(1.47)	$(1.16)
Diluted	$(0.49)	$(0.44)	$(1.47)	$(1.16)

Net (loss) income per common share from discontinued operations:
Basic	$(1.52)	$0.08	$(1.39)	$0.21
Diluted	$(1.52)	$0.08	$(1.39)	$0.21

Net loss per common share:
Basic	$(2.01)	$(0.36)	$(2.86)	$(0.95)
Diluted	$(2.01)	$(0.36)	$(2.86)	$(0.95)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(18,466)	$(6,028)
Adjustments to reconcile net loss to net cash from operating activities:
Loss (gain) from discontinued operations	8,965	(1,338)
Stock-based compensation	29	60
Depreciation and amortization	3,556	3,787
Amortization of unearned loan fees and costs, net	97	(82)
Amortization of premiums and discounts on mortgage-backed securities, net	2	10
(Gain) loss on financial instruments carried at fair value	(2,239)	74
Origination fees and gain on sale of mortgage loans	(9,552)	(3,686)
Other-than-temporary impairment charges on securities available for sale	2,206	1,024
Repurchase of loans previously sold	(113)	—
Gain on sale of securities	(330)	(279)
(Increase) decrease in accrued interest receivable	(95)	398
Provision for loan losses	8,360	6,700
Write-downs and losses on sale of real estate acquired through foreclosure	5,361	2,370
Secondary marketing valuation	—	262
Loss (gain) on sale of premises and equipment	20	(901)
Increase in cash surrender value of bank-owned life insurance	(1,005)	(1,131)
Originations of mortgage loans held for sale	(1,313,763)	(917,974)
Proceeds from mortgage loans held for sale	1,280,449	939,503
Net increase in accrued expenses and other liabilities	1,055	56
Net increase in prepaids and other assets	(15,514)	(5,785)
Net cash (used in) provided by operating activities	(50,977)	17,040
Cash flows from investing activities:
Loan principal (disbursements), net of repayments	(55,532)	(93,321)
Purchases of premises and equipment	(418)	(2,851)
Proceeds from disposals of premises and equipment	22	1,357
Purchases of restricted stock investments	(868)	(1,533)
Sale of trading assets	—	21,038
Maturities/calls/repayments of trading securities	1,840	3,221
Activity in securities available for sale:
Sales of securities available for sale	8,752	2,884
Maturities/calls/repayments of securities available for sale	3,778	6,351
Purchase of securities available for sale	(1,749)	(16,405)
Redemptions of bank-owned life insurance	3,039	—
Additional disbursements on real estate acquired through foreclosure	—	(32)
Proceeds from sales of real estate acquired through foreclosure	5,998	8,906
Net cash used in investing activities	(35,138)	(70,385)
Cash flows from financing activities:
Net increase in deposits	129,160	4,811
Net (decrease) increase in other borrowed funds	(10,218)	32,546
Proceeds from stock issuance	—	285
Repurchase of common stock, net of costs	—	(67)
Net cash provided by financing activities	118,942	37,575
Increase (decrease) in cash and cash equivalents	32,827	(15,770)
Cash and cash equivalents at beginning of period	67,339	91,321
Cash and cash equivalents at end of period	$100,166	$75,551
Supplemental information:
Interest paid on deposits and borrowed funds	$24,518	$27,853
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$17,446	$8,729
Transfer of loans held for sale to loan portfolio	$500	$3,579

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and nine months

ended September 30, 2009 and 2008 is unaudited)

(1)           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and detailed in the Financial Accounting Standards Board (“FASB”) Accounting Codification (“Codification”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.  When used in these notes, the terms “the Company”,  “we”,  “us”,  and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated.  Mariner Finance, LLC (“Mariner Finance”) has been treated as an asset held for sale in accordance with FASB guidance regarding discontinued operations.

The consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.  Events occurring after the date of the financial statements through November 16, 2009 at the time of issuance were considered in the preparation of the financial statements.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (the “allowance”), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale, and deferred taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

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

Derivatives and Hedging Activities

We account for derivates in accordance with FASB literature on accounting for derivative instruments and hedging activities.  When we enter into the derivative contract, we designate a derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include swaps, interest rate lock commitments, and forward settlement contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Interest rate lock commitments occur when we originate mortgage loans with interest rates determined prior to funding.  Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price.

We designate at inception whether a derivative contract is considered hedging or non-hedging. All of our derivatives are non-exchange traded contracts, and as such, their fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

For qualifying hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We utilize derivatives to manage interest rate sensitivity in certain cases.

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

Fair value hedges are hedges used to minimize the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  At inception of a fair value hedge, we formally document the hedging relationship and our risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness will be assessed.  Each reporting period, we evaluate the effectiveness of the hedge in offsetting changes in the fair value of the hedged item.

For both cash flow and fair value hedges, we discontinue hedge accounting if it is determined that a derivative is not expected to be, or has ceased to be, effective as a hedge.

We recognize gains and losses on swap contracts in the Consolidated Statements of Financial Condition in accumulated other comprehensive income, net of tax effects; such gains and losses are reclassified into the line item in the Consolidated Statements of Operations in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item that is used to record hedge effectiveness. We recognize any gains and losses on interest rate lock commitments or forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

(2)           Assets Held for Sale and Discontinued Operations

On October 7, 2009, First Mariner Bancorp entered into a Contribution and Joint Venture Agreement with MF Holdco, LLC, a newly formed Delaware limited liability company (“Holdco”) sponsored by Milestone Partners, a middle market private equity firm, pursuant to which we will contribute all of our equity interest in our consumer finance company subsidiary, Mariner Finance, to MF Raven Holdings, Inc., a newly formed Delaware corporation (“JV Corp”), in exchange for 5% of JV Corp’s common stock, valued at $675,000, and $9.825 million in cash, subject to adjustment based on the net assets of Mariner Finance at the time of closing.  Holdco will contribute $12.825 million to JV Corp in exchange for 95% of JV Corp’s common stock.  We will retain a 5% interest in JV Corp.  The transaction is expected to close during the fourth quarter of 2009.

In accordance with FASB guidance, we have accounted for Mariner Finance as an asset held for sale, which required reducing the asset to fair value.  The operating results of Mariner Finance, along with the loss recognized from the valuation are included in the Consolidated Statements of Operations as discontinued operations.  Such discontinued operations are detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Mariner Finance interest income	$6,717	$5,291	$18,895	$15,358
Mariner Finance interest expense	(832)	(800)	(2,458)	(2,498)
Mariner Finance net interest income	5,885	4,491	16,437	12,860
Mariner Finance provision for loan losses	(1,380)	(898)	(3,860)	(2,725)
Mariner Finance noninterest income	1,275	903	3,453	2,747
Mariner Finance noninterest expenses	(4,501)	(3,670)	(13,356)	(10,672)
Mariner Finance net income before income taxes	1,279	826	2,674	2,210
Income tax expense	(504)	(326)	(1,055)	(872)
Mariner Finance net income	775	500	1,619	1,338
Loss on write-down of Mariner Finance to fair value	(8,959)	—	(8,959)	—
Write-off of deferred taxes related to Mariner Finance	(1,625)	—	(1,625)	—
Net loss on disposal of Mariner Finance	(10,584)	—	(10,584)	—

Net (loss) income from discontinued operations	$(9,809)	$500	$(8,965)	$1,338

The following table shows the net assets of Mariner Finance:

	September 30,	December 31,
	2009	2008
Cash and due from banks and interest-bearing deposits	$2,475	$2,509
Loans receivable	108,524	103,224
Allowance for loan losses	(4,936)	(4,632)
Loans, net	103,588	98,592
Real estate acquired through foreclosure	378	—
Other assets	3,566	3,560
Fair value adjustment	(8,959)	—
Total assets	101,048	104,661
Borrowings	85,297	83,547
Other liabilities	4,779	4,035
Total liabilities	90,076	87,582
Net assets of Mariner Finance	$10,972	$17,079

(3)           Securities

The composition of our securities portfolio is as follows:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$13,208	$463	$69	$13,602
Trust preferred securities	19,877	34	6,540	13,371
Equity securities - Banks	1,299	11	334	976
U.S. Treasury securities	999	5	—	1,004
Corporate obligations	1,295	—	72	1,223
Foreign government bonds	350	—	—	350
	$37,028	$513	$7,015	30,526
Trading:
Mortgage-backed securities				11,279
				$41,805

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$22,423	$609	$784	$22,248
Trust preferred securities	20,460	—	7,594	12,866
Equity securities - Banks	549	—	298	251
U.S. Treasury securities	1,000	3	—	1,003
Corporate obligations	2,675	—	127	2,548
Foreign government bonds	750	—	—	750
	$47,857	$612	$8,803	39,666
Trading:
Mortgage-backed securities				12,566
				$52,232

Contractual maturities of debt securities at September 30, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Available for Sale:
Due in one year or less	$428	$360
Due after one year through five years	5,165	4,964
Due after five years through ten years	1,032	920
Due after ten years	15,896	9,704
Mortgage-backed securities	13,208	13,602
	$35,729	29,550
Trading:
Mortgage-backed securities		11,279
		$40,829

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities available for sale at September 30, 2009:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$—	$—	$4,560	$69	$4,560	$69
Trust preferred securities	472	2,349	12,360	4,191	12,832	6,540
Corporate obligations	—	—	1,223	72	1,223	72
Equity securities - Banks	—	—	215	334	215	334
	$472	$2,349	$18,358	$4,666	$18,830	$7,015

The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net other-than-temporary impairment (“OTTI”) charges of $2.206 million on positions in pooled trust preferred collateralized debt obligations during the first nine months of 2009 and $1.024 million on certain corporate securities in 2008.  In addition, as a result of the adoption of FASB guidance related to determining fair value and other than temporary impairments during the first quarter of 2009, we added back to retained earnings as a cumulative effect of accounting change $1.148 million, net of taxes of $750,000, in OTTI previously recorded that was determined to not be related to credit deterioration (see Notes 7 and 10 for additional information). At the time of adoption, we determined that the remaining trust preferred securities were temporarily impaired.

The following shows the activity in OTTI related to credit losses for the three and nine months ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
(dollars in thousands)	September 30, 2009	September 30, 2009
Balance at beginning of period	$5,512	$5,605
Reduction - cumulative effect of accounting change	—	(1,898)
Additional OTTI recorded for credit losses	401	2,206
Balance at end of period	$5,913	$5,913

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased.  We have the ability and intent to hold these securities to maturity, or, for equity securities, for the foreseeable future, and do not believe it is more likely than not that the we will be required to sell the securities before anticipated recovery. We expect these securities will be repaid in full, with no losses realized. As such, management does not consider the impairments to be other-than-temporary.

(4)           Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Loans secured by first mortgages on real estate:
Residential	$157,628	$138,551
Commercial	355,150	319,591
Consumer residential construction	50,379	69,496
Commercial construction	100,556	109,773
	663,713	637,411
Commercial	85,234	90,896
Loans secured by second mortgages on real estate	125,416	135,873
Consumer	19,691	112,941
Loans secured by deposits and other	4,644	3,526
Total loans	898,698	980,647
Unamortized loan discounts, net	—	(386)
Unearned loan fees, net	929	(1,565)
	$899,627	$978,696

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $311,000 and $378,000 as of September 30, 2009 and December 31, 2008, respectively.  The September 30, 2009 amount for consumer loans excludes loans of Mariner Finance, while the December 31, 2008 amount for consumer loans includes $95.888 million of Mariner Finance loans.

In accordance with the FASB’s guidance regarding mortgage banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended September 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Beginning balance	$13,148	$16,947	$591	$992	$12,557	$15,955
Additional transfers	—	114	—	29	—	85
Loans moved to real estate acquired through foreclosure	(84)	(247)	(4)	(35)	(80)	(212)
Charge-offs	(364)	(114)	(35)	—	(329)	(114)
Payments/amortization	(75)	—	(57)	(88)	(18)	88
Ending balance	$12,625	$16,700	$495	$898	$12,130	$15,802

Information on the activity in transferred loans and related accretable yield is as follows for the nine months ended September 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2009	2008	2009	2008	2009	2008
Beginning balance	$15,441	$16,907	$831	$1,114	$14,610	$15,793
Additional transfers	500	3,776	—	197	500	3,579
Loans moved to real estate acquired through foreclosure	(1,302)	(1,000)	(10)	(57)	(1,292)	(943)
Charge-offs	(1,881)	(2,983)	(142)	—	(1,739)	(2,983)
Payments/amortization	(133)	—	(184)	(356)	51	356
Ending balance	$12,625	$16,700	$495	$898	$12,130	$15,802

The following table provides information concerning nonperforming assets and past-due loans:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Nonaccruing loans	$29,654	$38,763
Real estate acquired through foreclosure	24,703	18,994
Total nonperforming assets	$54,357	$57,757

Loans past-due 90 days or more and accruing	$20,159	$9,679

The interest income which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $3.832 million and $3.553 million for the nine months ended September 30, 2009 and 2008, respectively. The actual interest income recorded on these loans for the nine months ended September 30, 2009 and 2008 was approximately $611,000 and $948,000, respectively.

The following table shows the breakout of commercial impaired loans:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Impaired loans with allocated allowance for loan losses	$38	$8,155
Impaired loans with no allocated allowance for loan losses	22,244	18,540
	$22,282	$26,695

The specific reserve for loan losses for commercial impaired loans was approximately $5,000 at September 30, 2009 and $1.264 million at December 31, 2008.

The following table shows the breakout of consumer impaired loans:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Impaired loans with allocated allowance for loan losses	$1,076	$7,410
Impaired loans with no allocated allowance for loan losses	17,830	13,535
	$18,906	$20,945

The specific reserve for loan losses for consumer impaired loans was approximately $837,000 at September 30, 2009 and $1.444 million at December 31, 2008.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $3.679 million as of September 30, 2009 and $9.074 million as of December 31, 2008.  Our TDRs are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.  We initially measure impairment of TDRs on a loan-by-loan basis.

Changes in the allowance for losses on loans are summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$16,318	$14,543	$16,777	$12,789
Provision for loan losses	2,100	2,200	8,360	6,700
Provision for loan losses - Mariner Finance	—	898	—	2,725
Charge-offs	(2,631)	(2,545)	(9,578)	(7,321)
Recoveries	55	99	127	302
Mariner Finance allowance	(4,788)	—	(4,632)	—
Balance at end of period	$11,054	$15,195	$11,054	$15,195

(5)           Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options,

warrants and their equivalents are computed using the “treasury stock” method.  For the three- and nine-month periods ended September 30, 2009 and 2008, all options (722,593 for 2009 and 864,888 for 2008) were antidilutive and excluded from the computations due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except for per share data)	2009	2008	2009	2008

Weighted-average share outstanding - basic	6,452,631	6,388,109	6,452,631	6,368,985
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	6,452,631	6,388,109	6,452,631	6,368,985

Net loss from continuing operations	$(3,147)	$(2,781)	$(9,501)	$(7,366)
Net (loss) income from discontinued operations	(9,809)	500	(8,965)	1,338
Net loss	$(12,956)	$(2,281)	$(18,466)	$(6,028)

Basic:
Net loss from continuing operations	$(0.49)	$(0.44)	$(1.47)	$(1.16)
Net (loss) income from discontinued operations	(1.52)	0.08	(1.39)	0.21
Net loss	$(2.01)	$(0.36)	$(2.86)	$(0.95)

Diluted:
Net loss from continuing operations	$(0.49)	$(0.44)	$(1.47)	$(1.16)
Net (loss) income from discontinued operations	(1.52)	0.08	(1.39)	0.21
Net loss	$(2.01)	$(0.36)	$(2.86)	$(0.95)

(6)           Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Our regulatory capital amounts and ratios as of September 30, 2009 and December 31, 2008 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total capital (to risk-weighted assets):
Consolidated	$63,480	5.4%	$93,369	8.0%	$116,711	10.0%
Bank	89,150	8.4%	84,705	8.0%	105,881	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	31,740	2.7%	46,684	4.0%	70,027	6.0%
Bank	70,544	6.7%	42,352	4.0%	63,528	6.0%
Tier 1 capital (to average first quarter assets):
Consolidated	31,740	2.4%	52,813	4.0%	66,017	5.0%
Bank	70,544	5.4%	52,560	4.0%	65,700	5.0%

As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$110,650	9.9%	$89,212	8.0%	$111,515	10.0%
Bank	90,367	9.0%	80,322	8.0%	100,403	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	55,325	5.0%	44,606	4.0%	66,909	6.0%
Bank	70,693	7.0%	40,161	4.0%	60,242	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	55,325	4.3%	51,122	4.0%	63,903	5.0%
Bank	70,693	6.0%	47,052	4.0%	58,815	5.0%

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

First Mariner Bancorp is a party to an agreement with the Federal Reserve Bank of Richmond (the “FRB Agreement”), which requires it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve and (d) a capital plan incorporating that incorporates all capital needs, risks and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the Federal Reserve Bank of Richmond with advance notice of any significant capital transactions.

On April 22, 2009, the Bank entered into an agreement (the “Consent Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of certain Orders (“April Orders”).  The April Orders require the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Orders also require the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, although the Bank ceased offering these loans in 2007.

On September 18, 2009, the Bank entered into a Consent Agreement with the FDIC and the Maryland Division of Financial Regulation (the “Division”), pursuant to which it consented to the entry of an Order, also dated September 18, 2009 (the “September Order”) which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce non-performing loans, (iv) strengthen management policies and practices, and (v) reduce reliance on non-core funding.   The September Order replaces the informal agreement that was previously in place among the parties.  The September Order requires the Bank to adopt a plan to achieve and maintain a Tier 1 Leverage Capital ratio of at least 7.5% of the Bank’s average total assets and a Total Risk-Based Capital ratio of at least 11% of its Total Risk Weighted Assets by June 30, 2010.  The Bank has presented a plan to the FDIC and the Division detailing how it will achieve a Tier 1 Leverage Capital ratio of 6.5% and a Total Risk-Based Capital ratio of 10% by March 31, 2010, and a Tier 1 Leverage Capital ratio of 7.5% and a Total Risk-Based Capital ratio of 11% by June 30, 2010.  At September 30, 2009, the Bank reported a Tier 1 Leverage Capital ratio of 5.4% and a Total Risk-Based Capital ratio of 8.4%.  Within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of and provision expense for adversely classified loans.  To address reliance on non-core funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on non-core funding, wholesale funding sources, and high-cost rate-sensitive deposit.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, the Bank may not accept, renew or roll over any brokered deposits or pay effective yields on deposits that are greater than those generally paid in its markets.

Management does not believe that the FRB Agreement or the April Orders will have a material impact on the Bank’s financial performance in 2009.  Management believes the successful satisfaction of the September Orders will strengthen the financial condition of the Bank for 2009 and for future periods.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

(7)           Fair Value of Financial Instruments

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

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of and for the nine months ended September 30, 2009:

			Significant
			Other	Significant		Total Changes
		Quoted	Observable	Unobservable	Trading	In Fair Values
	Carrying	Prices	Inputs	Inputs	Gains and	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Trading securities	$11,279	$—	$11,279	$—	$553	$553
Securities available for sale	30,526	—	28,940	1,586	—	(2,206	)(1)
Long-term borrowings at fair value	62,387	—	62,387	—	1,686	1,686
Mortgage servicing rights	1,264	—	—	1,264	—	(178)
Interest rate lock commitments (notional amount of $85,290)	86,843	—	86,843	—	—	(1,510)
Forward contracts to sell mortgage-backed securities (notional amount of $76,000)	75,359	—	75,359	—	—	(1,699)

(1) Represents other-than-temporary-impairment charges taken on certain Level 3 securities

Securities (trading and available for sale)

The fair value of trading securities is based on bid quotations received from securities dealers or bid prices received from an external pricing service depending on the circumstances of the individual security.  The fair value of securities available for sale is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

During the first quarter of 2009, we adopted FASB guidance related to determining fair value of an asset or liability when the volume and level of activity have significantly decreased.  As a result of the adoption of the guidance, impairment recognition for the company’s four pooled preferred securities are now segmented into credit and noncredit related components.  Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

During the nine months ended September 30, 2009, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment had occurred with respect to three of our pooled preferred securities. Under the revised guidance, the amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  The credit loss estimated under this method that was charged to operating earnings totaled $401,000 and $2.206 million for the three and nine months ended September 30, 2009.

The guidance also required that any previously recognized OTTI that was not credit related be recorded as an adjustment to the period’s beginning retained earnings. Accordingly, $1.148 million ($1.898 million fair value adjustment less deferred taxes of $750,000) of previously recognized OTTI on two of the trust preferred securities was added back to other accumulated comprehensive loss during the first quarter of 2009, with a corresponding adjustment to retained earnings.

During the nine months ended September 30, 2008, we determined that other-than-temporary-impairment had occurred with respect to one of our corporate securities, with the entire amount of $1.024 million considered related to credit loss and charged to operating earnings during the three and nine months ended September 30, 2008.

The tables later in this Note show details concerning assumptions used to determine credit and noncredit-related losses and other details on the pooled preferred securities.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2009, $1.586 million ($10.938 million par value) of our securities available for sale (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The ongoing market environment has become increasingly inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		(1)	Remaining				(3)
		Percent	Par	Current Rating/Outlook (2)			Auction	(4)
(dollars in thousands)	Class	Subordinate	Value	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	10.10%	$1,000	Ca	CC	7/23/2035	MAR 2015	3ML+ 1.5%
ALESCO Preferred Funding XI	C-1	9.58%	4,938	Ca	C	12/23/2036	JUNE 2016	3ML+ 1.2%
MM Community Funding	B	9.90%	2,500	Ca	CCC	8/1/2031	N/A	6ML+ 3.1%
MM Community Funding IX	B-1	10.51%	2,500	Caa3	CC	5/1/2033	N/A	3ML+ 1.8%

(1)	Indicates the estimated percentage of issued securities within the structure that are subordinate in payment of principal and interest to the notes owed by the bank.
(2)	Ratings as of September 30, 2009.
(3)

Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the Collateral Debt Securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the Collateral Manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(4)

3/6ML - 3 or 6 Month LIBOR. LIBOR (London Interbank Offered Rate) — daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows:

	Key Model Assumptions Used In Pricing
	Cumulative	Deferrals	Credit $	Liquidity	Liquidity $
	Default (1)	Cured (2)	MTM (3) (6)	Premium (4)	MTM Adj (5) (6)
ALESCO Preferred Funding VII	36.00%	0.00%	$45.89	12.00%	$35.33
ALESCO Preferred Funding XI	36.00%	2.50%	$48.23	12.00%	$40.81
MM Community Funding	45.00%	25.00%	$77.23	12.00%	$43.91
MM Community Funding IX	45.00%	17.20%	$60.20	12.00%	$48.94

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of September 30, 2009. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100

	Model	Fair Value
	Result (1)	(in thousands)
ALESCO Preferred Funding VII	$10.56	$106
ALESCO Preferred Funding XI	7.42	365
MM Community Funding	33.32	833
MM Community Funding IX	11.26	282
		$1,586

(1)  Price per $100

Servicing Rights

As of September 30, 2009, mortgage servicing rights (“MSRs”) were classified as Level 3.  We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing  management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs as of September 30, 2009 and the sensitivity of the fair values to adverse changes in those assumptions follows (dollars in thousands):

Fair value of MSRs	$1,264
Weighted-average life (in years) (1)	4.3
Discount rate	6.75%
Option-adjusted spread (“OAS”)	2.75%

Sensitivity Analysis
Discount Rate Assumption (Change in OAS):
Decrease in fair value from 100bp adverse change	$35
Decrease in fair value from 200bp adverse change	68
Decrease in fair value from 300bp adverse change	100

Prepayment Speed Assumption (Assumed Age Borrower Vacates Property)
Decrease in fair value from 5-year adverse change	$286
Decrease in fair value from 10-year adverse change	626
Decrease in fair value from 15-year adverse change	972

(1)  The majority of our MSRs are related to reverse mortgages for which there are no calculable contractual lives

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts.  The Company receives a net servicing fee of approximately $240 per loan annually.  The precise market value of MSRs cannot be readily determined because these assets are not actively traded in stand-alone markets.  Our MSRs valuation process uses a discounted cash flow model combined with analysis of current market data to arrive at an estimate of fair value at each balance sheet date.  The key assumptions used in the valuation of MSRs include mortgage prepayment speeds (average lives), which are a function of the age of the borrower, and the discount rate (projected LIBOR plus option-adjusted spread).  Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The discount rate used to determine the present value of estimated future net servicing income represents management’s expectation of the required rate of return investors in the market would expect for an asset with similar risk.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
(dollars in thousands)	Securities	MSRs	Securities	MSRs
Balance at beginning of period	$2,091	$1,325	$2,507	$1,081
Additions to and transfers into Level 3	—	4	—	382
MSR amortization	—	(57)	—	(178)
Total realized losses included in other comprehensive income	(401)	—	(2,206)	—
Total realized losses recaptured through retained earnings as cumulative effect of accounting change	—	—	1,898	—
Total unrealized losses included in other comprehensive income	(104)	(8)	(613)	(21)
Balance at end of period	$1,586	$1,264	$1,586	$1,264

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

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of September 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Alt A loans	$14,091	$—	$—	$14,091
Other impaired loans	27,097	—	—	27,097
Real estate acquired through foreclosure	24,703	—	—	24,703

Impaired ALT A  loans

In accordance with relevant accounting guidance on securities acquired in a transfer, we record repurchased loans at their estimated fair value at the time of repurchase.  At September 30, 2009, we maintained $3.743 million of ALT A loans repurchased in accordance with covenants in our sales agreements with investors.  Such loans amounted to $6.335 million at December 31, 2008.

In accordance with the FASB’s guidance related to mortgage banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  At September 30, 2009, we held $10.348 million in ALT A loans in our portfolio that were transferred from loans held for sale at fair value.  Such loans amounted to $14.610 million at December 31, 2008.

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

Other Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with FASB guidance.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.  In our determination of fair value, we have categorized both methods of valuation as estimates based on Level 3 inputs.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. If management determines that it is probable the loan will proceed to foreclosure, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. Therefore, no specific reserve will be recorded for these impaired loans. Total impaired loans (including ALT A loans) had a carrying value of $41.188 million as of September 30, 2009 and $47.640 million as of December 31, 2008, with specific reserves of $842,000 as of September 30, 2009 and $2.708 million as of December 31, 2008.

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

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $24.703 million as of September 30, 2009 and $18.994 million as of December 31, 2008.  During the first nine months of 2009, we added $17.446 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $5.670 million.  We disposed of $7.076 million of foreclosed properties.

The carrying value and estimated fair value of financial instruments are summarized in the following table.  Certain financial instruments disclosed previously in this footnote are excluded from this table.

	September 30, 2009
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value
Assets:
Cash and cash equivalents	$100,166	$100,166
Loans held for sale	102,569	103,364
Loans receivable	899,627	901,948
Restricted stock investments	7,934	7,934
Liabilities:
Deposits	1,079,379	1,101,836
Long- and short-term borrowings	61,408	69,315
Junior subordinated deferrable interest debentures	73,724	45,784

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

The fair value for nonperforming loans was determined utilizing the FASB’s guidance on loan impairment.

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

(8)           Segment Information

We are in the business of providing financial services, and we operate in two business segments—commercial and consumer banking and mortgage-banking.  We discontinued our consumer finance operations, formerly conducted through Mariner Finance, during 2009 as discussed in Note 2.  Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises.  This segment also includes our treasury and administrative functions.  Mortgage-banking is conducted through First Mariner Mortgage and Next Generation Financial Services, divisions of the Bank, and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.  The results of our subsidiary, FM Appraisals, are included in the mortgage-banking segment.

The following table presents certain information regarding our business segments:

For the nine month period ended September 30, 2009:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking (1)	Total
Interest income	$41,151	$3,586	$44,737
Interest expense	23,291	2,008	25,299
Net interest income	17,860	1,578	19,438
Provision for loan losses	5,609	2,751	8,360
Net interest income (loss) after provision for loan losses	12,251	(1,173)	11,078
Noninterest income	9,777	12,412	22,189
Noninterest expense	37,702	13,174	50,876
Net intersegment income	470	(470)	—
Net loss before income taxes and discontinued operations	$(15,204)	$(2,405)	$(17,609)
Total assets	$1,307,858	$102,569	$1,410,427

(1)  Includes $8.586 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division.  Excluding those expenses, the mortgage-banking segment would have realized net income before income taxes of $6.181 million.

For the nine month period ended September 30, 2008:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking (1)	Total
Interest income	$45,700	$2,843	$48,543
Interest expense	23,778	2,047	25,825
Net interest income	21,922	796	22,718
Provision for loan losses	3,351	3,349	6,700
Net interest income (loss) after provision for loan losses	18,571	(2,553)	16,018
Noninterest income	10,318	5,630	15,948
Noninterest expense	36,199	10,212	46,411
Net intersegment income	1,001	(1,001)	—
Net loss before income taxes and discontinued operations	$(6,309)	$(8,136)	$(14,445)
Total assets	$1,217,551	$58,785	$1,276,336

(1)  Includes $6.600 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division.  Excluding those expenses, the mortgage-banking segment would have realized a net loss before income taxes of $1.536 million.

(9)           Comprehensive Loss

Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences which are the result of nonowner changes in equity.  Our nonowner equity changes are comprised of unrealized gains or losses on available-for-sale securities and interest rate swaps that will be accumulated with net income (loss) in determining comprehensive income (loss).

Components of our comprehensive loss are as follows for the three and nine months ended June 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Net loss	$(12,956)	$(2,281)	$(18,466)	$(6,028)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments (net of tax expense of $0, $0, $750, and $0, respectively)	—	—	1,148	—
Unrealized holding losses on securities arising during the period (net of tax benefit of $550, $482, $1,491, and $1,815, respectively)	(845)	(740)	(2,290)	(2,787)
Deconsolidation of discontinued subsidiary	1,041	—	715	—
Unrealized holding (losses) gains on swaps arising during the period (net of tax expense (benefit) of $0, $(128), $0, and $226, respectively)	—	(197)	—	347
Less: reclassification adjustment for losses on securities (net of tax benefit of $28, $294, $740, and $294, respectively) included in net loss	43	451	1,136	451
Total other comprehensive income (loss)	239	(486)	709	(1,989)
Total comprehensive loss	$(12,717)	$(2,767)	$(17,757)	$(8,017)

(10)         Recent Accounting Pronouncements

Pronouncements Adopted

On April 9, 2009, the FASB issued additional application and disclosure guidance regarding fair value measurements and impairments of securities in order to enhance consistency by increasing the frequency and clarity of fair value disclosures.  The guidance was effective for interim and annual periods ending after June 15, 2009.  We elected to adopt the new guidance effective with the quarter ended March 31, 2009 and recorded a $1.148 million cumulative effect of accounting change to retained earnings.

See additional information about our adoption of this guidance in Notes 3 and 7.

In March 2008, the FASB issued guidance on disclosures related to derivative instruments and hedging activities, requiring enhanced disclosures in order to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows.   This guidance was effective for fiscal years and interim periods beginning after November 15, 2008.  The disclosure requirements of the guidance were adopted beginning with the interim period ended March 31, 2009 and did not have a material impact on our financial condition or results of operation.

In May 2009, the FASB issued guidance on subsequent events, requiring entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This guidance is effective for fiscal years and interim periods ending after June 15, 2009.  The requirements of the guidance were adopted beginning with the interim period ended June 30, 2009 and did not have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued the Codification, which became the source of authoritative GAAP recognized by FASB. Adherence to the new Codification is effective for financial statements issued for reporting periods that end after September 15, 2009.  Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants.  The requirements of the guidance were adopted beginning with the interim period ended September 30, 2009 and did not have a material impact on our financial condition or results of operation.

Pronouncements Issued But Not Yet Effective

In June 2009, the FASB issued amending guidance related to the accounting for transfers of financial assets, which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  Management does not anticipate the adoption of this guidance to have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued amending guidance that alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This guidance is effective for fiscal years beginning after November 15, 2009.  Management does not anticipate the adoption of this guidance to have a material impact on our financial condition or results of operation.

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

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiaries:  First Mariner Bank (the “Bank”); FM Appraisals, LLC (“FM Appraisals”); and Mariner Finance, LLC (“Mariner Finance”).  The Company has over 1,100 employees (approximately 992 full-time equivalent employees), 207 of which are employed by Mariner Finance (approximately 203 full-time equivalent employees).

The Bank, which is the largest operating subsidiary of First Mariner Bancorp with assets exceeding $1.293 billion as of September 30, 2009, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.  The Bank also has one branch in Pennsylvania.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.

Next Generation Financial Services (“NGFS”), a division of the Bank, engages in the origination of reverse and conventional mortgages, providing these products directly through commission based loan officers throughout the United States.  NGFS originates reverse mortgages for sale to Fannie Mae and other private investors.  The Bank does not originate any reverse mortgages for its portfolio and currently sells all of its reverse mortgage originations into the secondary market.  The Bank retains the servicing rights on reverse mortgages sold to Fannie Mae.  The Bank has entered into a profit sharing agreement with a private company related to NGFS, which may result in the acquisition of NGFS if certain requirements are satisfied within the next 18 months.   The closing of the transaction is subject to numerous conditions, including, without limitation, that the parties obtain consents and approvals from certain lenders and governmental agencies that license and supervise the Bank.  Accordingly, there can be no assurance that the closing will occur when expected, if at all.  The Bank does not anticipate any benefit that results from the sale to be material.

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

Recent Developments

On October 7, 2009, First Mariner Bancorp entered into a Contribution and Joint Venture Agreement (the “Contribution Agreement”) with MF Holdco, LLC, a newly formed Delaware limited liability company (“Holdco”) sponsored by Milestone Partners, a middle market private equity firm, pursuant to which we will contribute all of our equity interest in our consumer finance company subsidiary, Mariner Finance, to MF Raven Holdings, Inc., a newly formed Delaware corporation (“JV Corp”), in exchange for 5% of JV Corp’s common stock, valued at $675,000 (the “Stock Consideration”), and $9.825 million in cash, subject to adjustment based on the net assets of Mariner Finance at the time of closing (the “Cash Consideration” and, together with the Stock Consideration, the “Contribution Consideration”).  Holdco will contribute $12.825 million to JV Corp in exchange for 95% of JV Corp’s common stock.  The transaction is expected to close during the fourth quarter of 2009.  In accordance with Financial Accounting Standards Board (“FASB”) guidance, the results of Mariner Finance operations are not included in our consolidated operations, but are shown on the consolidated statement of operations as discontinued operations and the entity is shown as a separate line item on the statement of financial condition at fair value.  We recorded a loss on the valuation of Mariner Finance of $10.584 million during the third quarter of 2009.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America as detailed in the FASB Accounting Codification and follow general practices within the industry in which it operates.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities.  Below is a discussion of our critical accounting policies.

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

The initial indication of other-than-temporary impairment (“OTTI”) for both debt and equity securities is a decline in the market value below book value of an investment. In determining whether an impairment is other-than-temporary, we consider whether we have the intent to hold the security or if it is more likely than not that we will be required to sell the security before full recovery of the value. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other-than-temporary, the security is segmented into credit and noncredit-related components.  Any fair value adjustment due to identified credit related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

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

Financial Condition

At September 30, 2009, our total assets were $1.410 billion compared to $1.307 billion at December 31, 2008, an increase of 7.9%.  During the third quarter, we classified our investment in Mariner Finance as held for sale, which, in accordance with FASB guidance, resulted in the deconsolidation of Mariner Finance, with a resulting drop in consolidated earning assets.  We did experience growth in cash and due from banks (+$24.034 million), federal funds sold and interest-bearing deposits (+8.793 million), and loans held for sale (+$42.366 million), which was partially offset by a decrease in total securities (-$10.427 million).  We funded the growth in assets with increases in deposits (+$129.146 million).

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with our securities and attempt to diversify the risk in the portfolio.  As of September 30, 2009, we held

$11.279 million in securities classified as trading and $30.526 million in securities classified as available for sale (“AFS”). As of December 31, 2008, we held $12.566 million in securities classified as trading and $39.666 million in securities classified as AFS.

Trading Securities

Trading securities decreased $1.287 million or 10.2% from the December 31, 2008 level of $12.566 million due to maturities and repayments. The entire trading security portfolio consisted of mortgage-backed securities as of both September 30, 2009 and December 31, 2008.

Securities Available for Sale

AFS securities decreased to $30.526 million at September 30, 2009 compared to $39.666 million at December 31, 2008, due to sales of $8.752 million in securities during the third quarter of 2009.  We realized $330,000 in gains on the sales.  We also recorded $2.206 million in net OTTI charges related to certain pooled trust preferred securities during the first nine months of 2009.  In addition, during the first quarter of 2009, we added back to retained earnings as a cumulative effect of accounting change $1.148 million (net of tax effect) in OTTI previously recorded that was determined not to be related to credit deterioration (see Notes 3, 7, and 10 to the Consolidated Financial Statements).  At September 30, 2009, our net unrealized loss on securities classified as available for sale totaled $6.502 million compared to a net unrealized loss of $8.191 million at December 31, 2008.

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

The trust preferred securities we hold in our securities portfolio were issued by other banks and bank holding companies.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, depending on our intention to hold the securities until full value can be recovered.  See additional information on OTTI in Notes 3, 7, and 10 to the Consolidated Financial Statements.

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased.  We have the ability and intent to hold these securities to maturity and it is not more likely than not that we will be required to sell the securities before recovery of value. As such, management does not consider the impairments to be other-than-temporary.

Our securities available for sale portfolio composition is as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Mortgage-backed securities	$13,602	$22,248
Trust preferred securities	13,371	12,866
U.S. Treasury securities	1,004	1,003
Corporate obligations	1,223	2,548
Equity securities - Banks	976	251
Foreign government bonds	350	750
	$30,526	$39,666

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Commercial loans and lines of credit	$85,362	$91,111
Commercial construction	100,418	109,484
Commercial mortgages	354,559	319,143
Consumer residential construction	50,313	69,589
Residential mortgages	157,494	138,323
Consumer	151,481	251,046
Total loans	$899,627	$978,696

Total loans decreased $79.069 million during the first nine months of 2009 due to the reclassification of Mariner Finance assets as held for sale.  Mariner Finance held loans of $108.524 million (primarily consumer) at September 30, 2009.  We experienced higher balances in commercial mortgage loans (+$35.416 million) and residential mortgage loans (+$19.171 million).  Commercial and consumer residential construction balances decreased (-$9.066 million and -$19.276 million, respectively), as did commercial loans and lines of credit (-$5.749 million).  Although we have been aggressive in our loan origination activity, as evidenced by the growth in our total loan portfolio, the poor market environment has continued to impact the demand for construction and development lending products.  Additionally, we incurred significant charge-offs in the commercial and construction loan portfolios during the first nine months of 2009.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $54.779 million represents loans made to borrowers for the development of residential real estate as of September 30, 2009.  This segment of the portfolio has exhibited greater weakness during 2008 and 2009 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Raw residential land	$6,949	$6,630
Residential subdivisions	18,119	23,407
Single residential lots	5,121	4,338
Single family construction	11,627	12,547
Townhome construction	1,686	2,817
Condominium unit construction	956	—
Multi-family unit construction	10,321	12,317
	$54,779	$62,056

Mariner Finance maintains an $8.000 million line of credit with First Mariner Bancorp, of which $4.000 million was outstanding as of September 30, 2009.

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

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with the FASB’s guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with our unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such a loan is not considered impaired during a period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at September 30, 2009 and December 31, 2008 totaled $22.282 million and $26.695 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $5,000 at September 30, 2009 and $1.264 million at December 31, 2008.  The decrease in the ratio of specific reserves to impaired loans reflects partial charge-offs of loans with specific reserves, which reduced the carrying amount of the loan to its estimated fair value.

In general, we place commercial impaired loans on nonaccrual status.  Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.  All payments made on nonaccrual loans are applied to the principal balance of the loan.

The allowance for impaired loans (both commercial and consumer) represents the fair value deficiencies for those loans for which the estimated fair value of the collateral was less than our carrying amount of the loan as of September 30, 2009.  Not all of the loans placed on nonaccrual since December 31, 2008 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan.

Consumer

Our consumer portfolio includes second mortgage loans and other loans to individuals.  Consumer loans are segregated into homogeneous pools with similar risk characteristics. Trends and current conditions in consumer and residential mortgage pools are analyzed and historical loss experience is adjusted accordingly.  Quantitative and qualitative adjustment factors for the consumer and residential mortgage portfolios are consistent with those for the commercial portfolios.  Consumer loans that are greater than 120 days past due are generally charged off.

Consumer loans we consider impaired at September 30, 2009 and December 31, 2008 totaled $18.906 million and $20.945 million, respectively. Specific reserve for loan losses for consumer impaired loans amounted to $837,000 at September 30, 2009 and $1.444 million at December 31, 2008.  The decrease in the ratio of specific reserves to impaired loans reflects partial charge-offs of loans with specific reserves, which reduced the carrying amount of the loan to its estimated fair value.

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

Repurchased Loans

In accordance with relevant accounting guidance on accounting for loans and debt securities acquired in a transfer, we record repurchased loans at their estimated fair value at the time of repurchase.   At September 30, 2009, we maintained $3.743 million of loans repurchased in accordance with covenants in our sales agreements with investors.

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

All repurchased loans which were 90 days delinquent as of September 30, 2009 were evaluated individually for impairment, with any estimated loss compared to the carrying amount recorded as a specific reserve.  All other repurchased loans were evaluated collectively for impairment.

All repurchased nonaccrual loans are currently in the process of collection and the resolution of many of these loans may be through foreclosure of the property.

Transferred Loans

In accordance with the FASB’s guidance on accounting for certain mortgage banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

We maintain $10.245 million in first-lien mortgage loans and $1.885 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively.  These loans are primarily ALT A loans originated for sale and subsequently transferred as the secondary market for these products became increasingly illiquid.  All of the loans transferred were current with respect to principal and interest payments at the time of transfer.

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

Our total allowance at September 30, 2009 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$16,318	$14,543	$16,777	$12,789
Loans charged off:
Commercial	—	—	(517)	—
Commercial construction	(92)	—	(2,320)	—
Commercial mortgages	(62)	(250)	(366)	(250)
Consumer residential construction	(515)	—	(1,331)	(182)
Residential mortgages	(1,397)	(892)	(3,285)	(3,044)
Consumer (1)	(565)	(1,403)	(1,759)	(3,845)
Total loans charged off	(2,631)	(2,545)	(9,578)	(7,321)
Recoveries:
Commercial	—	—	—	13
Commercial construction	—	—	—	—
Commercial mortgages	—	—	4	3
Consumer residential construction	—	—	—	—
Residential mortgages	44	1	45	8
Consumer	11	98	78	278
Total recoveries	55	99	127	302
Net charge-offs	(2,576)	(2,446)	(9,451)	(7,019)
Provision for loan losses	2,100	2,200	8,360	6,700
Provision for loan losses - Mariner Finance	—	898	—	2,725
Mariner Finance allowance	(4,788)	—	(4,632)	—
Allowance for loan losses, end of period	$11,054	$15,195	$11,054	$15,195
Loans (net of premiums and discounts):
Period-end balance	$899,627	$939,592	$899,627	$939,592
Average balance during period	888,657	840,616	884,771	804,975
Allowance as a percentage of period-end loan balance	1.23%	1.62%	1.23%	1.62%
Percent of average loans:
Provision for loan losses (annualized) (2)	0.94%	1.46%	1.26%	1.57%
Net charge-offs (annualized)	1.15%	1.16%	1.43%	1.16%

(1)            Includes $0, $827,000, $0, and $2.417 million, respectively, of consumer loans originated by Mariner Finance and $170,000, $272,000, $570,000, and $1.023 million, respectively, of ALT A second mortgage loans originated by the Bank.

(2)            2008 includes provision for loan losses related to Mariner Finance

The following table summarizes our allocation of allowance by loan type:

	September 30, 2009			December 31, 2008
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial loans and lines of credit	$784	7.1%	9.5%	$824	4.9%	9.3%
Commercial construction	1,412	12.8%	11.2%	2,702	16.1%	11.2%
Commercial mortgages	3,421	30.9%	39.4%	2,985	17.8%	32.6%
Consumer residential construction	402	3.6%	5.6%	583	3.5%	7.1%
Residential mortgages	710	6.4%	17.5%	1,576	9.4%	14.1%
Consumer	860	7.8%	16.8%	4,683	27.9%	25.7%
Unallocated	3,465	31.4%	—	3,424	20.4%	—
Total	$11,054	100.0%	100.0%	$16,777	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $11.054 million and $16.777 million as of September 30, 2009 and December 31, 2008, respectively.  During the third quarter of 2009, the allowance was reduced by $4.788 million ($4.632 million for the nine months ended September 30, 2009) for the reclassification of Mariner Finance as held for sale (primarily for consumer loans).  Additional changes in the allowance reflect management’s ongoing application of its methodologies to establish the allowance, which included increases to reflect negative market trends and other qualitative factors (unallocated reserves).  Our allowance for loan losses may not move in direct proportion to changes in our overall trends in delinquent, nonperforming, or impaired loans.  The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

Specific and general reserves for the commercial construction portfolio decreased $1.290 million and reflect partial charge- offs of certain loans with specific reserves as of December 31, 2008. During the first nine months of 2009, we charged-off $2.320 million in commercial construction loans. Specific and general reserves for the residential mortgage portfolio also decreased (-$866,000) due to partial and complete charge-offs of certain loans with specific reserves as of December 31, 2008. During the first nine months of 2009, we charged-off $3.285 million in residential mortgage loans.  The specific and general reserves for commercial mortgages increased as delinquencies increased and collateral values decreased.

The provision for loan losses recognized to maintain the allowance was $2.100 million and $8.360 million for the three and  nine months ended September 30, 2009, respectively, compared to $3.098 million ($898,000 attributable to Mariner Finance) and $9.425 million ($2.725 million attributable to Mariner Finance), respectively, for the same periods in 2008.  We recorded net charge-offs of $9.451 million during the first nine months of 2009 compared to net charge-offs of $7.019 million for the same period in 2008, primarily due to increases in net charge-offs of construction loans, commercial loans, and commercial mortgages.  During the first nine months of 2009, annualized net charge-offs as compared to average loans outstanding increased to 1.43%, compared to 1.16% during the same period of 2008.

Our allowance as a percentage of outstanding loans has decreased from 1.71% as of December 31, 2008 to 1.23% as of September 30, 2009, reflecting the changes in our loss estimates and the changes resulting from the application of our loss estimate methodology.  The decrease in the overall allowance (other than the reclassification of Mariner Finance) occurred as loans which had specific reserves as of December 31, 2008, were determined to be losses in the nine months ended September 30, 2009 and were charged off against the allowance during the period.  Management believes the allowance for loan losses is adequate as of September 30, 2009.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 3.85% at September 30, 2009, 4.42% at December 31, 2008, and 4.36% at September 30, 2008.  The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008
Nonaccruing loans:
Commercial loans and lines of credit	$308	$603	$857
Commercial construction	12,217	14,544	16,544
Commercial mortgages	7,526	4,134	2,504
Consumer residential construction	2,231	8,222	8,614
Alt A first and second mortgages	2,928	6,772	6,496
Other residential mortgages	3,415	1,343	1,119
Other consumer	1,029	3,145	3,102
	29,654	38,763	39,236
Real estate acquired through foreclosure:
Commercial loans and lines of credit	—	—	—
Commercial construction	7,208	4,909	3,220
Commercial mortgages	4,285	2,080	866
Consumer residential construction	5,252	2,826	2,582
Alt A first and second mortgages	4,433	9,079	9,798
Other residential mortgages	1,012	—	—
Other consumer	2,513	100	—
	24,703	18,994	16,466
Total nonperforming assets	$54,357	$57,757	$55,702

Loans past-due 90 days or more and accruing:
Commercial loans and lines of credit	$97	$—	$733
Commercial construction	—	210	940
Commercial mortgages	9,910	1,634	1,766
Consumer residential construction	1,864	1,587	910
Alt A first and second mortgages	978	1,519	3,394
Other residential mortgages	6,170	1,739	977
Other consumer	1,140	2,990	2,923
	$20,159	$9,679	$11,643

Nonaccrual loans decreased $9.109 million between December 31, 2008 and September 30, 2009, as troubled loans moved through the process of charge-off and/or foreclosure.  Additionally, the nonaccrual balance at December 31, 2008 included $2.988 million in Mariner Finance consumer loans.  Although total nonaccrual loans decreased, we did experience increases in nonaccrual commercial mortgages and residential mortgages. The increase in commercial mortgage loans consisted of the addition of 19 commercial mortgage loans in the amount of $6.267 million, partially offset by charge-offs and foreclosures of loans previously on nonaccrual.

Real estate acquired through foreclosure increased $5.709 million when compared to December 31, 2008 as troubled assets moved through the foreclosure process.  Commercial and consumer construction properties increased due to the addition of 16 properties for $8.295 million, partially offset by write-downs and disposals of properties.  The increase in commercial mortgages was due to the addition of three properties in the amount of $2.380 million.

We continue to maintain a substantial amount of foreclosed individual residential properties concentrated in the northern Virginia region that originally collateralized ALT A loans.  These properties and are being carried at their fair value, which is subject to quarterly review.

Real estate acquired through foreclosure is carried at estimated fair value, less estimated costs to sell.

Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $9.679 million at December 31, 2008 to $20.159 million as of September 30, 2009.  Included in the increase are increases in commercial mortgage loans of $8.276 million and residential mortgage loans of $4.431 million.  The commercial mortgage total, which increased due to the deterioration of the commercial real estate market, is made up of six loans, with the largest balance amounting to $4.283 million.  The other residential mortgage total is made up of 13 loans, with the largest loan totaling $2.000 million. The residential real estate market continues to be depressed in our market area.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to approximately $3.679 million as of September 30, 2009 and $9.074 million as of December 31, 2008.  Our TDRs are generally reviewed individually, at the time of restructure, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.  We initially measure impairment of TDRs on a loan-by-loan basis.

Deposits

Deposits totaled $1.079 billion at September 30, 2009, increasing $129.146 million or 13.6% over the December 31, 2008 balance of $950.233 million, with increases in all deposit categories a result of aggressive marketing.  We also took in approximately $102.685 million in time deposits associated with a newly launched program for acquiring nonbrokered national deposits. The deposit breakdown is as follows:

	September 30, 2009		December 31, 2008
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$174,228	16.2%	$172,690	18.2%
Regular savings deposits	54,238	5.0%	51,550	5.4%
Time deposits	733,151	67.9%	611,242	64.3%
Total interest-bearing deposits	961,617	89.1%	835,482	87.9%
Noninterest-bearing demand deposits	117,762	10.9%	114,751	12.1%
Total deposits	$1,079,379	100.0%	$950,233	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of September 30, 2009, our core deposits were $427.381 million as of September 30, 2009, compared to $422.191 million as of December 31, 2008.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at September 30, 2009.  At December 31, 2008, our borrowings also included a line of credit to finance consumer receivables held by Mariner Finance.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and can be paid without penalty. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $96.511 million and $177.868 million at September 30, 2009 and December 31, 2008, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building, and, in 2008, Mariner Finance’s consumer finance receivable line of credit.  The amortized cost of long-term FHLB advances totaled $85.000 million at September 30, 2009 and December 31, 2008; however, $60.000 million of the advances are recorded at fair value ($62.387 million) in accordance with FASB guidance, making the total carrying amount of long-term FHLB advances $87.387 million as of September 30, 2009.  As of September 30, 2009 and December 31, 2008, the balance on the mortgage loan was $9.124 million and $9.249 million, respectively.  The December 31, 2008 balance on the consumer receivable line of credit was $79.546 million.  The consumer receivable line of credit of $81.297 million is included in Liabilities of asset held for sale - Mariner Finance as of September 30, 2009 and is guaranteed by First Mariner Bancorp.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings decreased from $43.128 million at December 31, 2008 to $27.284 million at September 30, 2009.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures as of September 30, 2009 and December 31, 2008 were $73.724 million.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $11.430 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $20.634 million of the remaining Trust Preferred Securities qualify as Tier II capital at September 30, 2009.  The total amount of our Trust Preferred Securities allowable as part of capital was limited to $32.064 million as of September 30, 2009.

Capital Resources

Stockholders’ equity decreased $16.580 million in the first nine months of 2009 to $29.435 million at September 30, 2009 from $46.015 million at December 31, 2008.  The retained deficit increased by the net loss of $18.466 million for the first nine months of 2009, partially offset by the cumulative effect of accounting change adjustment related to securities of $1.148 million.

Common stock and additional paid-in-capital increased by $29,000 due to the vesting of previously granted stock options during the first nine months of 2009.  We did not repurchase any common stock during 2009, nor was any stock issued through the employee stock purchase plan.  Accumulated other comprehensive loss, which is derived from the fair value calculations for securities available for sale and interest rate swaps, increased by $709,000.

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

We regularly monitor our capital adequacy ratios and attempt to ensure that we meet our regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2009	2008	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	2.4%	4.3%	4.0%
The Bank	5.4%	6.0%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	2.7%	5.0%	4.0%
The Bank	6.7%	7.0%	4.0%
Total capital to risk-weighted assets:
Consolidated	5.4%	9.9%	8.0%
The Bank	8.4%	9.0%	8.0%

On September 18, 2009, the Bank entered into a Consent Agreement with the FDIC and the Maryland Division of Financial Regulation (the “Division”), pursuant to which it consented to the entry of an Order, also dated September 18, 2009 (the “September Order”) which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce non-performing loans, (iv) strengthen management policies and practices, and (v) reduce reliance on non-core funding.  The September Order replaces the informal agreement that was previously in place among the parties.  The September Order requires the Bank to adopt a plan to achieve and maintain a Tier 1 Leverage Capital ratio of at least 7.5% of the Bank’s average total assets and a Total Risk-Based Capital ratio of at least 11% of its Total Risk Weighted Assets by June 30, 2010.  The Bank has presented a plan to the FDIC and the Division detailing how it will achieve a Tier 1 Leverage Capital ratio of 6.5% and a Total Risk-Based Capital ratio of 10% by March 31, 2010, and a Tier 1 Leverage Capital ratio of 7.5% and a Total Risk-Based Capital ratio of 11% by June 30, 2010.  At September 30, 2009, the Bank reported a Tier 1 Leverage Capital ratio of 5.4% and a Total Risk-Based Capital ratio of 8.4%.  Within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of and provision expense for adversely classified loans.  To address reliance on non-core funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on non-core funding, wholesale funding sources, and high-cost rate-sensitive deposit.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, the Bank may not accept, renew or roll over any brokered deposits or pay effective yields on deposits that are greater than those generally paid in its markets.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more secure and restrictive enforcement actions.

To meet the capital requirements, we have prepared and are seeking regulatory approval of a capital restoration plan. The Company has engaged financial advisors to assist with this effort. The capital restoration plan contemplates, among other actions, raising capital through one or more offerings of our common stock, preferred stock or other equity securities convertible into common stock, or rights to acquire such securities or our common stock and selling certain bank assets prior to March 31, 2010. Although there can be no assurance that we will be successful, the Company expects to pursue these capital raising actions following the approval of the capital restoration plan. This statement does not constitute an offer of any securities for sale.

Results of Operations

Net Loss

Nine Months Ended September 30:

For the nine months ended September 30, 2009, we realized a net loss of $18.466 million compared to a net loss of $6.028 million for the nine month period ended September 30, 2008.  Basic and diluted losses per share for the first nine months of 2009 and 2008 totaled $(2.86) and $(0.95), respectively.

During the third quarter of 2009, we entered into an agreement to sell a 95% interest in Mariner Finance, reclassified this subsidiary as a discontinued segment, and, accordingly, wrote it down to the expected proceeds of the sale.  The resulting loss from discontinued operations amounted to $8.965 million or $(1.39) per share (basic & diluted) for the nine months ended September 30, 2009.  See additional discussion of discontinued operations later in this Item.

Our ability to produce earnings for the nine months ended September 30, 2009 continued to be impacted by the significant deterioration of the national and local residential real estate markets, which is resulting in higher levels of loan loss provisions and write-downs in value or losses on sales of foreclosed real estate.  The increases in our provision for loan losses and expenses related to real estate acquired through foreclosure were partially offset by increased mortgage-banking revenue, as well as a recovery of value in our trading assets and certain long-term borrowings and an insurance recovery.  We also recognized $2.206 million in OTTI charges on securities.

Return on average assets and return on average equity are key measures of an entity’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the nine months ended September 30, 2009 was (1.78)% compared to (0.64)% for the corresponding period in 2008. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the nine months ended September 30, 2009 was (54.93)% compared to (12.66)% for the corresponding period in 2008.  All profitability indicators were significantly affected by our net losses from continuing and discontinued operations.

Three Months Ended September 30:

For the three months ended September 30, 2009, net losses totaled $12.956 million compared to net losses of $2.281 million for the three month period ended September 30, 2008.  Basic and diluted losses per share for the three months ended September 30, 2009 totaled $(2.01) compared to basic and diluted losses of $(0.36) per share for the three months ended September 30, 2008.  The loss from discontinued operations amounted to $9.809 million or $(1.52) per share (basic & diluted) for the three months ended September 30, 2009.

Losses for the three months ended September 30, 2009 reflected increased write-downs in value or losses on sales of foreclosed real estate, partially offset by higher mortgage-banking revenue and a recovery of value in our trading assets and certain long-term borrowings.  Our return on average assets (annualized) for the three months ended September 30, 2009 was (3.56)% compared to (0.71)% for the corresponding period in 2008 and our return on average equity (annualized) for the three months ended September 30, 2009 was (121.29)% compared to (14.95)% for the corresponding period in 2008.

Net Interest Income

Nine Months Ended September 30:

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

Net interest income for the first nine months of 2009 totaled $19.438 million, a decrease of $3.280 million from $22.718 million for the nine months ended September 30, 2008. The decrease in net interest income during 2009 was primarily due to a decrease in the yield on interest-earning assets from 6.25% for the nine months ended September 30, 2009 to 5.30% for the nine months ended September 30, 2008.  Partially offsetting this decrease was a decline in the rate paid on interest-bearing liabilities from 3.46% for the nine months ended September 30, 2008 to 3.01% for the nine months ended September 30, 2009 and an increase in the volume of interest-earning assets. The impact of these items, combined with a decrease in our noninterest-bearing deposits, decreased the net interest margin to 2.24% for the nine months ended September 30, 2009 from 2.90% for the same period in 2008.

Interest income.  Total interest income decreased by $3.806 million for the nine months ended September 30, 2009 due primarily to the decreased yield on average earning assets. Yields on earning assets for the period decreased to 5.30% from 6.25%, while average earning assets increased $88.352 million.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2009.  Additionally, our interest income was negatively affected by increased interest reversals on and increased average balances of nonaccrual loans.  The yield on interest-bearing deposits was particularly affected by the low rate environment in 2009.  The yield on loans decreased from 6.69% for the nine months ended September 30, 2008 to 5.79% for the same period in 2009, due to lower rates and higher nonperforming assets.

Average loans outstanding for the nine months ended September 30, 2009 increased by $79.796 million when compared to the same period in 2008.  We experienced increases in commercial loans and lines of credit (+$7.458 million), commercial mortgages (+$40.174 million), residential mortgages (+$55.694 million), and consumer loans (+$21.468), which were partially offset by decreases in commercial and consumer construction loans (-$15.676 million and -$29.322 million, respectively).  Average loans held for sale increased $27.679 million.

The decrease in both commercial and consumer residential construction loans was due primarily to the deterioration of the real estate market, which has led to the reduction of new construction as well as write-downs of nonperforming loans and increased foreclosures.  The increases in commercial loans and lines of credit and in commercial mortgages were due to a continued focus on commercial lending.  The increase in residential mortgage loans was due primarily to increased portfolio lending activity, which was also reflected in the increase in average loans held for sale.  Consumer loans increased due to increases in Bank consumer lending.  Average securities decreased by $29.758 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value due to the current economic conditions.

Interest expense.  Interest expense decreased by $526,000 to $25.299 million for the nine months ended September 30, 2009, compared to $25.825 million for the same period in 2008.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 3.46% for the nine months ended September 30, 2008 to 3.01% for the nine months ended September 30, 2009, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 3.07% in 2008 to 2.78% in 2009 was driven primarily by decreases in the rates on money market accounts and certificates of deposit, partially offset by increases in the rates on NOW and savings accounts.  Average interest-bearing deposits increased by $129.083 million primarily due to an increase in the volume of time deposits, including brokered deposits placed during 2008.  In addition, during the second quarter of 2009, we began a national certificate of deposit campaign (nonbrokered) which offers certificates of deposit for terms from six months to five years at a maximum of 75 basis points above the national average.  This campaign has brought in approximately $102.685 million in new time deposits.  An increase in average borrowings of $9.502 million was due primarily to increases in our short-term FHLB advances.  We experienced a decrease in the costs of borrowed funds from 4.96% for the nine months ended September 30, 2008 to 3.98% for the same period in 2009 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

Three Months Ended September 30:

Net interest income for the third quarter of 2009 totaled $6.737 million, a decrease of $471,000 from $7.208 million for the third quarter of 2008. The decrease in net interest income during the third quarter of 2009 was primarily due to a decrease in the yield on interest-earning assets and an increase in the volume of interest-bearing liabilities, partially offset by an increase in the volume of interest-earning assets and a decrease in the rate paid on interest-bearing liabilities.  The impact of these items, along with a decline in our noninterest-bearing sources of funds, decreased the net interest margin to 2.30% for the three months ended September 30, 2009 from 2.72% for the same period of 2008.

Interest income.  Total interest income decreased by $723,000 for the third quarter of 2009 due primarily to the decreased  yield on interest-earning assets.  The yield on average earning assets decreased from 5.98% in 2008 to 5.15% in 2009.  We experienced decreased yields on most major earning asset categories, primarily a result of the lower interest rate environment in 2009.  Our interest income was negatively affected by increased interest reversals on and increased average balances of nonaccrual loans.  The yield on loans decreased from 6.28% for the three months ended September 30, 2008 to 5.82% for the same period in 2009.

Average loans outstanding for the three months ended September 30, 2009 increased by $48.041 million when compared to the same period of 2008.  We experienced increases in commercial loans and lines of credit (+$5.550 million), commercial mortgages (+$26.635 million), residential mortgages (+$51.906 million), and consumer loans (+$14.508 million), which were partially offset by decreases in commercial and consumer construction loans (-$14.632 million and -$35.926 million, respectively).  Average loans held for sale increased $37.919 million.

The decrease in both commercial and consumer residential construction loans was due primarily to the deterioration of the real estate market.  The increases in commercial loans and lines of credit and in commercial mortgages were due to our continued focus on commercial lending.  The increase in residential mortgage loans and loans held for sale was due to increased residential mortgage loan production.  Consumer loans increased due to increases in Bank consumer lending.  Average securities decreased by $28.907 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value due to the current economic conditions.

Interest expense.  Interest expense decreased by $252,000 to $8.268 million for the third quarter of 2009, compared to $8.520 million for the same period in 2008.  We had a higher level of interest-bearing liabilities of $1.189 billion for the third quarter of 2009 when compared to $1.018 billion for the same period of 2008, which was partially offset by a decrease in the average rate paid on interest-bearing liabilities, from 3.33% for the third quarter of 2008 to 2.76% for the third quarter of 2009.

Average interest-bearing deposits increased by $171.331 million primarily due to an increase in the volume of time deposits, including brokered deposits placed during 2008 and approximately $102.685 million in new time deposits from our national certificate of deposit campaign.

The decrease in the rate paid on interest-bearing deposits from 2.97% in 2008 to 2.55% in 2009 was driven by decreases in the rates on all deposit categories.  We experienced a decrease in the costs of borrowed funds from 4.72% for the third quarter of 2008 to 3.76% for the same period in 2009 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance (1) (3)	Interest (2)	Rate	Balance (1) (3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$86,525	$3,604	5.49%	$79,067	$3,619	6.01%
Commercial construction	102,838	4,020	5.16%	118,514	5,655	6.27%
Commercial mortgages	332,743	16,803	6.66%	292,569	16,619	7.46%
Consumer residential construction	62,101	2,540	5.47%	91,423	4,573	6.68%
Residential mortgages	149,347	6,731	5.92%	93,653	4,214	6.00%
Consumer	151,217	5,097	4.47%	129,749	6,061	6.23%
Total loans	884,771	38,795	5.79%	804,975	40,741	6.69%
Loans held for sale	93,255	3,586	5.13%	65,576	2,843	5.78%
Securities, trading and AFS	50,998	2,275	5.95%	80,756	3,539	5.84%
Interest-bearing deposits	78,641	74	0.12%	69,559	1,201	2.30%
Restricted stock investments, at cost	7,714	7	0.11%	6,161	219	4.75%

Total earning assets	1,115,379	44,737	5.30%	1,027,027	48,543	6.25%

Allowance for loan losses	(12,121)			(9,888)
Cash and other nonearning assets	285,567			249,107
Total assets	$1,388,825			$1,266,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$6,661	31	0.64%	$15,450	61	0.53%
Savings deposits	55,656	139	0.34%	55,724	136	0.33%
Money market deposits	162,675	1,009	0.84%	222,195	2,554	1.54%
Time deposits	697,013	17,798	3.45%	499,553	15,462	4.13%
Total interest-bearing deposits	922,005	18,977	2.78%	792,922	18,213	3.07%
Borrowings	214,600	6,322	3.98%	205,098	7,612	4.96%

Total interest-bearing liabilities	1,136,605	25,299	3.01%	998,020	25,825	3.46%

Noninterest-bearing demand deposits	116,643			135,653
Other noninterest-bearing liabilities	90,633			68,954
Stockholders’ equity	44,944			63,619
Total liabilities and stockholders’ equity	$1,388,825			$1,266,246

Net interest income/net interest spread		$19,438	2.29%		$22,718	2.79%
Net interest margin			2.24%			2.90%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments
(3)	Average assets and liabilities of our discontinued subsidiary, Mariner Finance, are included in other nonearning assets and other noninterest-bearing liabilities

	For the Three Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance (1) (3)	Interest (2)	Rate	Balance (1) (3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$84,166	$1,171	5.44%	$78,616	$1,095	5.45%
Commercial construction	99,866	1,330	5.21%	114,498	1,582	5.40%
Commercial mortgages	343,483	5,742	6.54%	316,848	5,879	7.26%
Consumer residential construction	54,823	832	6.04%	90,749	1,257	5.52%
Residential mortgages	155,257	2,307	5.94%	103,351	1,564	6.05%
Consumer	151,062	1,743	4.59%	136,554	2,021	5.90%
Total loans	888,657	13,125	5.82%	840,616	13,398	6.28%
Loans held for sale	85,568	1,104	5.16%	47,649	740	6.21%
Securities, trading and AFS	50,975	722	5.66%	79,882	1,246	6.24%
Interest-bearing deposits	117,878	31	0.11%	64,302	297	1.85%
Restricted stock investments, at cost	7,934	23	1.18%	6,555	47	2.88%

Total earning assets	1,151,012	15,005	5.15%	1,039,004	15,728	5.98%

Allowance for loan losses	(11,720)			(10,527)
Cash and other nonearning assets	302,796			252,236
Total assets	$1,442,088			$1,280,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$6,471	10	0.61%	$13,683	24	0.69%
Savings deposits	56,570	46	0.32%	56,100	46	0.33%
Money market deposits	170,445	369	0.86%	190,849	619	1.29%
Time deposits	746,575	5,864	3.12%	548,098	5,349	3.88%
Total interest-bearing deposits	980,061	6,289	2.55%	808,730	6,038	2.97%
Borrowings	208,944	1,979	3.76%	209,169	2,482	4.72%

Total interest-bearing liabilities	1,189,005	8,268	2.76%	1,017,899	8,520	3.33%

Noninterest-bearing demand deposits	118,273			130,321
Other noninterest-bearing liabilities	92,432			71,786
Stockholders’ equity	42,378			60,707
Total liabilities and stockholders’ equity	$1,442,088			$1,280,713

Net interest income/net interest spread		$6,737	2.39%		$7,208	2.65%
Net interest margin			2.30%			2.72%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments
(4)	Average assets and liabilities of our discontinued subsidiary, Mariner Finance, are included in other nonearning assets and other noninterest-bearing liabilities

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.  Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$(8)	$84	$76	$(436)	$421	$(15)
Commercial construction	(55)	(197)	(252)	(937)	(698)	(1,635)
Commercial mortgages	(2,166)	2,029	(137)	(2,556)	2,740	184
Consumer residential construction	683	(1,108)	(425)	(736)	(1,297)	(2,033)
Residential mortgages	(195)	938	743	(88)	2,605	2,517
Consumer	(1,345)	1,067	(278)	(2,300)	1,336	(964)
Total loans	(3,086)	2,813	(273)	(7,053)	5,107	(1,946)
Loans held for sale	(767)	1,131	364	(517)	1,260	743
Securities, trading and AFS	(106)	(418)	(524)	104	(1,368)	(1,264)
Interest-bearing deposits	(1,192)	926	(266)	(1,358)	231	(1,127)
Restricted stock investments, at cost	(76)	52	(24)	(286)	74	(212)

Total interest income	(5,227)	4,504	(723)	(9,110)	5,304	(3,806)

Interest paid on:
Interest-bearing deposits:
NOW deposits	(3)	(11)	(14)	16	(46)	(30)
Savings deposits	(2)	2	—	4	(1)	3
Money market deposits	(189)	(61)	(250)	(972)	(573)	(1,545)
Time deposits	(5,257)	5,772	515	(4,123)	6,459	2,336
Total interest-bearing deposits	(5,451)	5,702	251	(5,075)	5,839	764
Borrowings	(502)	(1)	(503)	(1,807)	517	(1,290)

Total interest expense	(5,953)	5,701	(252)	(6,882)	6,356	(526)

Net interest income	$726	$(1,197)	$(471)	$(2,228)	$(1,052)	$(3,280)

Noninterest Income

Nine Months Ended September 30:

Noninterest income for the nine months ended September 30, 2009 was $22.189 million, an increase of $6.241 million or 39.1% from the comparable period of 2008 primarily due to an increase in mortgage-banking revenue, an insurance recovery of $850,000, and a recovery in value on our assets and liabilities carried at fair value, partially offset by an increase in net OTTI charges of $1.182 million.

Mortgage-banking revenue increased from $5.826 million for the nine months ended September 30, 2008 to $12.756 million for the nine months ended September 30, 2009 due primarily to a significantly larger volume of originations of loans and higher margins on loans sold.  The volume of loans sold increased from $917.974 million in 2008 to $1.314 billion in 2009 and reflects continued customer refinance activity.

Deposit service charges declined to $3.992 million in the first nine months of 2009 from $4.767 million for the first nine months of 2008 due to lower overdraft income and to a decline in the number of accounts in general.  During the nine months ended September 30, 2009, we experienced a recovery of value of our trading assets and certain long-term borrowings of $2.239 million, compared to a loss in value of $74,000 for the comparable period of 2008.

Other income increased $333,000 for the nine months ended September 30, 2009.  Included in this line item for 2009 is an insurance recovery of $850,000 related to ALT A loans originated in 2006 and 2007.  Other income for the nine months ended September 30, 2008 included Visa IPO income of $156,000.  In addition, in 2008, we recorded $901,000 in gains on the sales of two former branch facilities.

Three Months Ended September 30:

Noninterest income for the third quarter of 2009 was $6.939 million, an increase of $1.748 million or 33.7% from the comparable period of 2008.  The increase was due to an increase in mortgage-banking revenue, a recovery in value on our assets and liabilities carried at fair value, and a decrease in net OTTI charges.

Noninterest expenses

Nine Months Ended September 30:

For the nine months ended September 30, 2009, noninterest expenses increased $4.465 million, or 9.6%, to $50.876 million compared to $46.411 million for the same period of 2008, primarily due to increased costs related to real estate acquired through foreclosure, deposit insurance premiums, loan collections, and professional services.

Write-downs and costs of real estate acquired through foreclosure increased $2.940 million, as nonperforming commercial, commercial construction, consumer construction, and ALT A loans moved through the foreclosure process.  Management regularly updates its values of foreclosed properties and continued declines in the value of residential real estate have required further write-downs in our carrying value.  Professional fees increased due primarily to legal fees associated with regulatory compliance issues and loan workouts.  Loan collection expenses, included in other noninterest expenses, increased $715,000 due to costs associated with loan workouts.

Deposit insurance costs increased due to an increase in our rates assessed by the FDIC, including total special assessments of approximately $638,000 in 2009.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, in December, 2009.  The FDIC will exempt certain institutions from the prepayment requirement and will notify them no later than November 23, 2009.  In addition, an institution may apply for an exemption if the prepayment would significantly impair the institution’s liquidity or would otherwise create extraordinary hardship. Management has not yet determined the full effect of this rule on the Bank, nor the need for an exemption.

Three Months Ended September 30:

For the three months ended September 30, 2009, noninterest expenses increased $2.491 million, or 16.0%, to $18.015 million compared to $15.524 million for the same period of 2008, primarily due to costs related to real estate acquired through foreclosure, deposit insurance, and legal fees.  In addition, we experienced an increase in compensation costs during the three months ended September 30, 2009.

Write-downs and costs of real estate acquired through foreclosure increased $642,000, as nonperforming commercial, commercial construction, consumer construction, and ALT A loans moved through the foreclosure process.  Professional fees increased due primarily to legal fees associated with regulatory compliance issues and loan workouts.   Deposit insurance costs increased due to an increase in our rates assessed by the FDIC, including the special assessment.  The increase in compensation expense was due to commissions related to our increased mortgage loan production.

The following table shows the breakout of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Salaries and employee benefits	$7,543	$7,039	$19,681	$21,429
Occupancy	2,219	2,375	6,809	6,897
Furniture, fixtures, and equipment	685	855	2,296	2,568
Secondary marketing valuation	—	28	—	262
Professional services	962	253	2,419	999
Advertising	141	135	731	722
Data processing	449	538	1,422	1,601
Service and maintenance	631	514	1,744	1,597
Office supplies	101	135	380	416
ATM servicing expenses	231	258	717	770
Printing	99	119	264	318
Corporate insurance	282	222	727	533
Write-downs, losses, and costs of real estate acquired through foreclosure	1,674	1,032	5,670	2,730
FDIC premiums	903	191	2,411	563
Consulting fees	335	205	769	522
Marketing/promotion	69	92	250	309
Postage	213	186	506	473
Overnight delivery/courier	113	186	385	561
Security	54	30	173	101
Dues and subscriptions	164	117	376	356
Loan collection	271	130	1,076	361
Director fees	57	83	192	230
Employee education and training	34	45	101	181
Automobile expense	39	44	105	135
Travel and entertainment	95	101	237	341
Other	651	611	1,435	1,436
	$18,015	$15,524	$50,876	$46,411

Income Taxes

We recorded an income tax benefit of $8.108 million on a net loss before taxes and discontinued operations of $17.609 million, resulting in an effective tax rate before discontinued operations of (46.0)% for the nine month period ended September 30, 2009 in comparison to an income tax benefit of $7.079 million on a net loss before taxes and discontinued operations of $14.445 million, resulting in an effective tax rate before discontinued operations of (49.0)% for the nine month period ended September 30, 2008.

We recorded an income tax benefit of $3.292 million on a net loss before taxes and discontinued operations of $6.439 million, resulting in an effective tax rate before discontinued operations of (51.1)% for the three-month period ended September 30, 2009 in comparison to an income tax benefit of $2.544 million on a net loss before taxes and discontinued operations of $5.325 million, resulting in an effective tax rate of (47.8)% for the three month period ended September 30, 2008.

During the third quarter of 2009, we recorded a charge of $1.625 million to reflect the loss of certain deferred tax items of Mariner Finance.

At September 30, 2009, we had approximately $39.000 million in state operating loss carryforwards, representing a deferred income tax asset of $2.073 million, and approximately $17.000 million in federal operating loss carryforwards, representing a deferred income tax asset of $5.951 million.  Management has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2009.

Discontinued Operations

In accordance with FASB guidance, we have accounted for Mariner Finance as an asset held for sale, which required reducing the asset to fair value.  The operating results of Mariner Finance, along with the loss recognized from the valuation are included in the Consolidated Statement of Operations as discontinued operations.  Such discontinued operations are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008

Mariner Finance interest income	$6,717	$5,291	$18,895	$15,358
Mariner Finance interest expense	(832)	(800)	(2,458)	(2,498)
Mariner Finance net interest income	5,885	4,491	16,437	12,860
Mariner Finance provision for loan losses	(1,380)	(898)	(3,860)	(2,725)
Mariner Finance noninterest income	1,275	903	3,453	2,747
Mariner Finance noninterest expenses	(4,501)	(3,670)	(13,356)	(10,672)
Mariner Finance net income before income taxes	1,279	826	2,674	2,210
Income tax expense	(504)	(326)	(1,055)	(872)
Mariner Finance net income	775	500	1,619	1,338
Loss on write-down of Mariner Finance to fair value	(8,959)	—	(8,959)	—
Write-off of deferred taxes related to Mariner Finance	(1,625)	—	(1,625)	—
Net loss on disposal of Mariner Finance	(10,584)	—	(10,584)	—

Net (loss) income from discontinued operations	$(9,809)	$500	$(8,965)	$1,338

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $223.443 million at September 30, 2009. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $41.886 million at September 30, 2009, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $85.290 million at September 30, 2009 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $13.581 million at September 30, 2009 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $12.919 million at September 30, 2009 are generally open ended. At September 30, 2009, available home equity lines totaled $69.767 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  However, as of September 30, 2009, we do not plan on expending significant resources on our premises and equipment over the next 12 months.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and available for sale securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  Cash and cash equivalents totaled $100.166 million at September 30, 2009 compared to $67.339 million as of December 31, 2008.  Our loan to deposit ratio stood at 83.3% as of September 30, 2009 and 103.0% as of December 31, 2008.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of September 30, 2009, we maintained lines of credit totaling $127.000 million and funding capacity of $79.400 million based upon loans and securities available for pledging and available overnight deposits.

First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, First Mariner Bancorp has repurchased its stock. A significant amount of First Mariner Bancorp’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the Federal Reserve Bank of Richmond, FDIC, and the Maryland Banking Commissioner that, among other things, require us to obtain the prior approval of our regulators before paying a dividend or otherwise making a distribution on our stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

Derivatives

We maintain and account for hedging derivatives, in the form of interest rate lock commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities.  We recognize gains and losses on interest rate lock commitments or forward sales commitments on loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold. To manage this risk, we also utilized forward sales of TBA mortgage-backed securities.  During the period of the rate lock commitment and from the time a loan is closed with the borrowers and sold to investors, we remain exposed to basis (execution, timing, and/or volatility) risk in that the changes in value of our hedges may not equal or completely offset the changes in value of the rate commitments being hedged. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We also mitigate counterparty risk by entering into commitments with proven counterparties and pre-approved financial intermediaries.

The market value of rate lock commitments is not readily ascertainable with precision because rate lock commitments are not actively traded in stand-alone markets.  The Bank determines the fair value of rate lock commitments by measuring the change in the value of the underlying asset, while taking into consideration the probability that the rate lock commitments will close.

Information pertaining to the carrying amounts of our derivative financial instruments follows as of September 30, 2009:

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value
Interest rate lock commitments	$85,290	$86,843
Forward contracts to sell mortgage-backed securities	76,000	75,359

Changes in interest rates could materially affect the fair value of the interest rate lock commitments or the forward commitments. In the case of the loan related derivatives, fair value is also impacted by the probability that the rate lock commitment will close (“fallout factor”). In addition, changes in interest rates could result in changes in the fallout factor, which might magnify or counteract the sensitivities. This is because the impact of an interest rate shift on the fallout ratio is non-symmetrical and non-linear.

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2009, we had a one-year cumulative positive gap of approximately $192.498 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2009, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(0.66)%	(5.31)%

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

(b) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

We are party to other legal actions that are routine and incidental to our business.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

Item 1A — Risk Factors

Not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

2.1

Contribution and Joint Venture Agreement, dated as of October 7, 2009, by and among First mariner Bancorp, Mariner Finance, LLC, MF Raven Holdings, Inc. and MF Holdco, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on October 13, 2009)

10.1	Order to Cease and Desist entered September 18, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 21, 2009)

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	11/16/09	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	11/16/09	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer

Exhibit Index

2.1

Contribution and Joint Venture Agreement, dated as of October 7, 2009, by and among First mariner Bancorp, Mariner Finance, LLC, MF Raven Holdings, Inc. and MF Holdco, LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on October 13, 2009)

10.1	Order to Cease and Desist entered September 18, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 21, 2009)

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith