Form 10-Q
period 2010-03-31
FIRST MARINER BANCORP
filed 2010-05-05
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

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

The number of shares of common stock outstanding as of April 30, 2010 is 17,676,759 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$287,711	$166,374
Federal funds sold and interest-bearing deposits	8,154	7,329
Trading securities, at fair value	10,223	10,749
Securities available for sale, at fair value	27,382	28,275
Loans held for sale	55,360	122,085
Loans receivable	872,385	890,951
Allowance for loan losses	(12,003)	(11,639)
Loans, net	860,382	879,312
Real estate acquired through foreclosure	19,915	21,630
Restricted stock investments	7,934	7,934
Premises and equipment, net	43,556	44,504
Accrued interest receivable	4,734	4,960
Income taxes recoverable	1,461	5,670
Deferred income taxes	22,586	28,214
Bank-owned life insurance	35,126	34,773
Prepaid expenses and other assets	20,323	22,742

Total assets	$1,404,847	$1,384,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$108,948	$112,192
Interest-bearing	1,073,870	1,034,312
Total deposits	1,182,818	1,146,504
Short-term borrowings	49,857	26,365
Long-term borrowings, at fair value	35,780	61,592
Long-term borrowings	34,035	34,080
Junior subordinated deferrable interest debentures	53,100	73,724
Accrued expenses and other liabilities ($237 and $0 at fair value, respectively)	12,525	15,299
Total liabilities	1,368,115	1,357,564

Stockholders’ equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 8,078,647 and 6,452,631 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	404	323
Additional paid-in capital	69,313	56,771
Retained deficit	(30,060)	(26,621)
Accumulated other comprehensive loss	(2,925)	(3,486)
Total stockholders’ equity	36,732	26,987

Total liabilities and stockholders’ equity	$1,404,847	$1,384,551

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

 (dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Interest income:
Loans	$13,444	$13,701
Investments and other earning assets	761	799
Total interest income	14,205	14,500
Interest expense:
Deposits	5,610	6,418
Short-term borrowings	47	209
Long-term borrowings	1,647	1,992
Total interest expense	7,304	8,619
Net interest income	6,901	5,881
Provision for loan losses	2,190	3,400
Net interest income after provision for loan losses	4,711	2,481
Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	(130)	(2,058)
Less: Portion included in other comprehensive income (pre-tax)	7	342
Net other-than-temporary impairment charges on securities available for sale	(123)	(1,716)
Origination fees and gain on sale of mortgage loans	2,050	3,614
Other mortgage-banking revenue	457	1,183
ATM fees	735	714
Service fees on deposits	1,060	1,324
Gain on financial instruments carried at fair value	847	768
Gain on sale of branch	152	—
Commissions on sales of nondeposit investment products	145	136
Income from bank-owned life insurance	353	336
Other	166	1,054
Total noninterest income	5,842	7,413
Noninterest expense:
Salaries and employee benefits	6,596	6,449
Occupancy	2,371	2,320
Furniture, fixtures, and equipment	612	835
Professional services	720	795
Advertising	178	258
Data processing	402	513
ATM servicing expenses	204	228
Write-downs, losses, and costs of real estate acquired through foreclosure	1,685	2,114
FDIC insurance premiums	934	272
Service and maintenance	683	590
Other	1,904	1,805
Total noninterest expense	16,289	16,179
Net loss from continuing operations before income taxes and discontinued operations	(5,736)	(6,285)
Income tax benefit - continuing operations	(2,497)	(2,733)
Net loss from continuing operations	(3,239)	(3,552)
(Loss) income from discontinued operations	(200)	451
Net loss	$(3,439)	$(3,101)

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Continued)

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except per share data)
Net loss per common share from continuing operations:
Basic	$(0.50)	$(0.55)
Diluted	$(0.50)	$(0.55)

Net (loss) income per common share from discontinued operations:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07

Net loss per common share:
Basic	$(0.53)	$(0.48)
Diluted	$(0.53)	$(0.48)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,439)	$(3,101)
Adjustments to reconcile net loss to net cash from operating activities:
Loss (income) from discontinued operations	200	(451)
Stock-based compensation	7	12
Depreciation and amortization	1,020	1,240
Amortization of unearned loan fees and costs, net	12	143
(Accretion) amortization of premiums and discounts on mortgage-backed securities, net	(12)	2
Gain on financial instruments carried at fair value	(847)	(768)
Origination fees and gain on sale of mortgage loans	(2,050)	(3,614)
Net other-than-temporary impairment charges on securities available for sale	123	1,716
Decrease (increase) in accrued interest receivable	226	(65)
Provision for loan losses	2,190	3,400
Write-downs and losses on sale of real estate acquired through foreclosure	1,336	1,938
Gain on sale of premises and equipment	(152)	—
Increase in cash surrender value of bank-owned life insurance	(353)	(336)
Originations of mortgage loans held for sale	(183,885)	(502,593)
Proceeds from mortgage loans held for sale	252,660	481,112
Net decrease in accrued expenses and other liabilities	(2,682)	(1,297)
Net decrease (increase) in prepaids and other assets	4,214	(1,521)
Net cash provided by (used in) operating activities	68,568	(24,183)
Cash flows from investing activities:
Loan principal repayments (disbursements), net	14,524	(14,419)
Repurchase of loans previously sold	(593)	—
Purchases of premises and equipment	(679)	(179)
Proceeds from disposals of premises and equipment	759	12
Purchases of restricted stock investments	—	(553)
Maturities/calls/repayments of trading securities	561	379
Activity in securities available for sale:
Maturities/calls/repayments of securities available for sale	1,709	1,004
Purchase of securities available for sale	—	(999)
Redemptions of bank-owned life insurance	—	1,528
Proceeds from sales of real estate acquired through foreclosure	3,177	1,882
Net cash provided by (used in) investing activities	19,458	(11,345)
Cash flows from financing activities:
Net increase in deposits	36,314	71,574
Net (decrease) increase in other borrowed funds	(2,178)	4,588
Net cash provided by financing activities	34,136	76,162
Increase in cash and cash equivalents	122,162	40,634
Cash and cash equivalents at beginning of period	173,703	67,339
Cash and cash equivalents at end of period	$295,865	$107,973
Supplemental information:
Interest paid on deposits and borrowed funds	$8,409	$9,134
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$2,798	$7,229
Forgiveness of junior subordinated deferrable interest debentures	$20,000	$—

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three months
ended March 31, 2010 and 2009 is unaudited)

(1)           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.  When used in these notes, the terms “the Company,”  “we,”  “us,”  and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated. Events occurring after the date of the financial statements were considered in the preparation of the financial statements and are disclosed in Note 12.  Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2010.

The consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses (the “allowance”), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale (“AFS”), and deferred taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

(2)          Discontinued Operations

In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance, LLC.  The initial settlement was based on unaudited results and was subject to adjustment based upon a final audit, which concluded during the first quarter of 2010.  Discontinued operations are detailed as follows for the three months ended March 31, 2010 and 2009:

(dollars in thousands)	2010	2009
Interest income	$—	$6,005
Interest expense	—	(808)
Net interest income	—	5,197
Provision for loan losses	—	(996)
Noninterest income	—	913
Noninterest expenses	—	(4,369)
Net income before income taxes	—	745
Income tax expense	(200)	(294)
Net (loss) income from discontinued operations	$(200)	$451

(3)           Securities

The composition of our securities portfolio is as follows:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$9,565	$483	$47	$10,001
Trust preferred securities	19,360	193	5,459	14,094
Equity securities - Banks	965	7	12	960
U.S. Treasury securities	1,000	4	—	1,004
Corporate obligations	886	87	—	973
Foreign government bonds	350	—	—	350
	$32,126	$774	$5,518	27,382
Trading:
Mortgage-backed securities				10,223
				$37,605

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$11,272	$477	$7	$11,742
Trust preferred securities	19,481	47	6,190	13,338
Equity securities - Banks	965	1	54	912
U.S. Treasury securities	999	4	—	1,003
Corporate obligations	877	53	—	930
Foreign government bonds	350	—	—	350
	$33,944	$582	$6,251	28,275
Trading:
Mortgage-backed securities				10,749
				$39,024

Contractual maturities of debt securities at March 31, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Available for Sale:
Due in one year or less	$1,350	$1,354
Due after one year through five years	3,843	4,107
Due after five years through ten years	1,030	975
Due after ten years	15,373	9,985
Mortgage-backed securities	9,565	10,001
	$31,161	26,422
Trading:
Mortgage-backed securities		10,223
		$36,645

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities AFS at March 31, 2010:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$1,853	$47	$—	$—	$1,853	$47
Trust preferred securities	—	—	9,744	5,459	9,744	5,459
Equity securities - Banks	—	—	203	12	203	12
	$1,853	$47	$9,947	$5,471	$11,800	$5,518

The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies.

Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net OTTI charges of $123,000 and $1.716 million on positions in pooled trust preferred collateralized debt obligations during 2010 and 2009, respectively.

The following shows the activity in OTTI related to credit losses for the three months ended March 31:

(dollars in thousands)	2010	2009
Balance at beginning of year	$6,643	$5,605
Reduction - cumulative effect of accounting change	—	(1,898)
Additional OTTI taken for credit losses	123	1,716
Balance at end of period	$6,766	$5,423

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased.  We have the intent to hold these debt securities to maturity, and, for debt and equity securities in a loss position, for the foreseeable future and do not intend, nor do we believe it is more likely than not, that we will be required to sell the securities before anticipated recovery. We expect these securities will be repaid in full, with no losses realized. As such, management considers the impairments to be temporary.

At March 31, 2010, we held securities with an aggregate carrying value (fair value) of $28.009 million that we have pledged as collateral for certain hedging activities, borrowings, and customer deposits.

(4)           Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Loans secured by first mortgages on real estate:
Residential	$168,736	$176,084
Commercial	331,532	340,349
Consumer residential construction	45,346	47,689
Commercial construction	95,858	99,562
	641,472	663,684
Commercial	79,207	77,474
Loans secured by second mortgages on real estate	126,236	127,011
Consumer	20,170	17,181
Loans secured by deposits and other	4,533	4,598
Total loans	871,618	889,948
Unearned loan fees, net	767	1,003
	$872,385	$890,951

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $196,000 and $247,000 as of March 31, 2010 and December 31, 2009, respectively.

In accordance with the Financial Accounting Standard Board’s (“FASB”) guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended March 31:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Beginning balance	$24,575	$15,441	$423	$831	$24,152	$14,610
Loans moved to real estate acquired through foreclosure	(281)	(200)	(8)	—	(273)	(200)
Charge-offs	(146)	(1,056)	(15)	(74)	(131)	(982)
Payments/amortization	(2,454)	(30)	(67)	(41)	(2,387)	11
Ending balance	$21,694	$14,155	$333	$716	$21,361	$13,439

The following table provides information concerning nonperforming assets and past-due loans:

	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Nonaccruing loans	$39,698	$35,799	$42,734
Real estate acquired through foreclosure	19,915	21,630	22,403
Total nonperforming assets	$59,613	$57,429	$65,137

Loans past-due 90 days or more and accruing	$5,038	$9,224	$10,742

The interest income which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.454 million and $1.156 million for the three months ended March 31, 2010 and 2009, respectively. The actual interest income recorded on these loans for the three months ended March 31, 2010 and 2009 was approximately $170,000 and $298,000, respectively.

The following tables show the breakout of impaired loans:

	Commercial Loans		Consumer Loans
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2010	2009	2010	2009
Impaired loans with allocated allowance for loan losses	$6,816	$6,482	$6,310	$4,687
Impaired loans with no allocated allowance for loan losses	28,232	27,157	12,286	10,521
	$35,048	$33,639	$18,596	$15,208

The reserve for loan losses for commercial impaired loans was approximately $312,000 at March 31, 2010 and $328,000 at December 31, 2009.  The reserve for loan losses for consumer impaired loans was approximately $484,000 at March 31, 2010 and $405,000 at December 31, 2009.

Troubled debt restructures (“TDRs”), which are loans that have been restructured during the period due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to $4.353 million as of March 31, 2010 and $13.048 million as of December 31, 2009.  Our TDRs are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.

Changes in the allowance for losses on loans are summarized as follows for the three months ended March 31:

(dollars in thousands)	2010	2009
Balance at beginning of year	$11,639	$16,777
Provision for loan losses - Bank	2,190	3,400
Provision for loan losses - Mariner Finance	—	996
Charge-offs (1)	(1,938)	(5,856)
Recoveries (2)	112	198
Balance at end of year	$12,003	$15,515

(1)   For the three months ended March 31, 2009, includes charge-offs of $1.199 million related to Mariner Finance consumer loans.

(2)   For the three months ended March 31, 2009, includes recoveries of $158,000 related to Mariner Finance consumer loans.

As of March 31, 2010, we maintained servicing on reverse mortgage loans sold to Fannie Mae of approximately $312.000 million.

At March 31, 2010, we have pledged loans with a carrying value of $210.785 million as collateral for short-term promissory notes and Federal Home Loan Bank (“FHLB”) advances.

(5)           Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at March 31, 2010 and December 31, 2009:

			Trust
			Preferred
	Subordinated		Securities
	Debt Issued		Issued by
	to Trust		Trust		Date of	Optional	Stated
Trust	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	Original Issue	Redemption Date	Maturity
MCT II	$6,186	$10,310	$6,000	$10,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	14,949	14,500	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	6,190	12,380	6,000	12,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	10,310	10,000	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	10,310	10,000	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	5,155	5,000	5,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	—	10,310	—	10,000	December 28, 2005	December 30, 2010	December 30, 2035
	$53,100	$73,724	$51,500	$71,500

First Mariner issued junior subordinated deferrable interest debentures to seven statutory trust subsidiaries, Mariner Capital Trust (“MCT”) II, MCT III, MCT IV, MCT V, MCT VI, MCT VII, and MCT VIII (collectively, the “Trusts”). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with FASB guidance, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The payment and redemption terms of the debentures and related Trust Preferred Securities are substantially identical.

In February, 2010, the Company executed an Exchange agreement (the “Exchange”) with its Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by Mariner Capital Trust II, Mariner Capital Trust IV, and Mariner Capital Trust VIII.  The Exchange was approved by the Company’s stockholders on March 19, 2010.  On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares.  Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.380 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  As the Exchange was a related party transaction, the resultant gain, net of taxes, was recorded as an addition to additional paid in capital in accordance with FASB guidance.  See Note 12 for additional information regarding the Exchange agreement.

The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures relating to the Trusts was $652,000 and $873,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.  In 2009, we elected to defer interest payments on the debentures.  This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2010 and December 31, 2009, the Bank was “adequately capitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of March 31, 2010 and December 31, 2009 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total capital (to risk-weighted assets):
Consolidated	$74,760	7.7%	$78,007	8.0%	$97,509	10.0%
Bank	89,337	9.2%	77,811	8.0%	97,263	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	37,380	3.8%	39,003	4.0%	58,505	6.0%
Bank	77,216	7.9%	38,905	4.0%	58,358	6.0%
Tier 1 capital (to average first quarter assets):
Consolidated	37,380	2.7%	54,428	4.0%	68,035	5.0%
Bank	77,216	5.7%	53,747	4.0%	67,183	5.0%

As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$37,124	3.6%	$82,070	8.0%	$102,588	10.0%
Bank	92,651	9.1%	81,778	8.0%	102,222	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	18,562	1.8%	41,035	4.0%	61,553	6.0%
Bank	80,946	7.9%	40,889	4.0%	61,333	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	18,562	1.4%	52,703	4.0%	65,879	5.0%
Bank	80,946	6.2%	51,910	4.0%	64,888	5.0%

The Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund (“DIF”), insures deposits of accountholders up to $250,000. The Bank pays an annual premium to provide for this insurance. As part of the Emergency Economic Stabilization Act of 2008 and subsequent regulatory developments, this maximum was raised from $100,000 to $250,000 through December 31, 2013. Unless extended again, the maximum will revert back to the $100,000 amount at December 31, 2013.

The Bank is a member of the Federal Home Loan Bank System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.   The September Order replaces the informal agreement that was previously in place among the parties.  The September Order requires the Bank to adopt a plan to achieve and maintain a Tier 1 Leverage Capital ratio of at least 6.5% of the Bank’s average total assets and a Total Risk-Based Capital ratio of at least 10% of the Bank’s Total Risk Weighted Assets by March 31, 2010 and a Tier 1 Leverage Capital ratio of at least 7.5% and a Total Risk-Based Capital ratio of at least 11% by June 30, 2010.  At March 31, 2010, the Bank reported a Tier 1 Leverage Capital ratio of 5.7% and a Total Risk-Based Capital ratio of 9.2%, which were not in compliance with the September Order with respect to the capital ratios as of March 31, 2010.  As more fully described under Note 12 — “Subsequent Events,” we completed a $10.908 million public stock offering on April 12, 2010.  This capital is not included in the ratios as of March 31, 2010.  On a pro forma basis when adjusting for the completion of the April 12, 2010 offerings and the subsequent additional investment in the Bank, the Bank’s Tier 1 Leverage Capital ratio would have been 6.5% and its total Risk-Based Capital ratio would have been 10.3%, which met, as of the closing date, the requirements set by the September Order for March 31, 2010.

Within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, the Bank may not accept, renew, or roll over any brokered deposits or pay effective yields on deposits that are greater than those generally paid in its markets.

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on First Mariners’ subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing, redeeming any shares of its stock.   First Mariner has submitted a written plan to the FRB to maintain sufficient capital, on a consolidated basis, such that First Mariner satisfies the FRB’s minimum capital requirements.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2010, those capital ratios were 2.7%, 3.8%, and 7.7%, respectively, which were not in compliance with the minimum requirements.  The failure to meet these ratios could subject us to additional enforcement restrictions.  As more fully described under Note 12 — “Subsequent Events,” we completed a $10.908 million public stock offering on April 12, 2010.  This capital is not included in the ratios as of March 31, 2010.  On a pro forma basis when adjusting for the completion of the April 12 offerings, the Tier 1 Leverage Capital ratio would have been 3.9%, the Tier 1 capital to risk-weighted assets would have been 5.5%, and the total Risk-Based Capital ratio would have been 10.3%.

On April 22, 2009, the Bank entered into an agreement (the “April Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order (“April Order”).  The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, although the Bank ceased offering these loans in 2007.

Management does not believe that the April Order will have a material impact on the Bank’s financial performance.  Management believes the successful satisfaction of the September Order’s requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

(7)          Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three-month periods ended March 31, 2010 and 2009, all options were antidilutive and excluded from the computations due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows for the three months ended March 31:

(dollars in thousands, except for per share data)	2010	2009
Weighted-average share outstanding - basic	6,470,698	6,452,631
Dilutive securities - options and warrants	—	—
Adjusted weighted-average shares outstanding - dilutive	6,470,698	6,452,631

Net loss from continuing operations	$(3,239)	$(3,552)
Net (loss) income from discontinued operations	(200)	451
Net loss	$(3,439)	$(3,101)

Basic:
Net loss from continuing operations	$(0.50)	$(0.55)
Net (loss) income from discontinued operations	(0.03)	0.07
Net loss	$(0.53)	$(0.48)

Diluted:
Net loss from continuing operations	$(0.50)	$(0.55)
Net (loss) income from discontinued operations	(0.03)	0.07
Net loss	$(0.53)	$(0.48)

(8)           Comprehensive Loss

Comprehensive loss is defined as net loss plus transactions and other occurrences which are the result of nonowner changes in equity.  Our nonowner equity changes are comprised of unrealized gains or losses on AFS securities that are accumulated with net loss in determining comprehensive loss.  In 2009, nonowner equity changes also included interest rate swaps related to Mariner Finance borrowings, which were absent in the 2010 period due to the sale of Mariner Finance in December 2009.

Components of our comprehensive loss are as follows for the three months ended March 31:

(dollars in thousands)	2010	2009
Net loss	$(3,439)	$(3,101)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments (net of tax expense of $0 and $750, respectively)	—	1,148
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $330 and $(1,153), respectively)	487	(1,771)
Unrealized holding losses on swaps arising during the period (net of tax benefit of $0 and $371, respectively)	—	(569)
Less: reclassification adjustment for losses on securities (net of tax benefit of $49 and $677, respectively) included in net loss	74	1,039
Total other comprehensive income (loss)	561	(153)
Total comprehensive loss	$(2,878)	$(3,254)

(9)           Employee Benefit Plans

Profit Sharing Plan

We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). In December 31, 2008, we suspended the company-match contributions.

Stock Options and Warrants

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The plan permits the granting of share options and shares to our directors and key employees.  We recognized stock based compensation cost of $7,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively.

During the first quarter of 2010, we issued warrants to purchase 325,203 shares of common stock in the Exchange transaction with Mr. Hale, the Company’s Chairman and CEO.  The warrants vested immediately upon issuance.  See additional information on the transaction in Notes 5 and 12.

As of March 31, 2010, options and warrants to purchase 884,357 shares of common stock were fully vested and options to purchase 11,000 shares of common stock vest over a two-year period.  All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the three months ended March 31, 2010 and 2009:

	2010		Weighted-		2009		Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	668,593	$12.20			850,919	$12.09
Granted	325,203	1.23			—	—
Forfeited/cancelled	(98,439)	11.81			(20,500)	12.54
Oustanding at end of year	895,357	8.26	4.1	$—	830,419	12.08	4.5	$—
Exercisable at end of year	884,357	8.29	4.1	$—	806,925	12.26	4.3	$—

The weighted average fair value of the warrants issued for the three months ended March 31, 2010 was $0.73.  There were no options granted or warrants issued in 2009.  The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended March 31:

2010
Dividend yield	—
Expected volatility	92.75%
Risk-free interest rate	2.60%
Expected lives	5 years

There were no options or warrants exercised during 2010 or 2009.

Options and warrants outstanding are summarized as follows at March 31, 2010:

		Options and	Weighted Average	Options and
		Warrants	Remaining	Warrants
Exercise Price		Outstanding	Contractual Life	Exercisable
		(shares)	(in years)	(shares)
$1.23	(1)	325,203	5.0	325,203
4.00		1,200	0.8	1,200
4.15		12,100	8.1	12,100
5.41		2,754	7.8	2,754
5.50		72,750	0.8	72,750
5.70		34,500	8.0	23,500
6.25		3,000	0.2	3,000
6.45		400	1.2	400
7.10		2,500	1.1	2,500
7.40		250	1.5	250
9.16		850	1.7	850
9.86		1,350	2.5	1,350
10.45		94,000	1.8	94,000
10.70		650	2.0	650
11.68		128,000	2.8	128,000
11.95		600	2.8	600
12.03		2,500	2.1	2,500
13.00		700	3.0	700
13.33		7,800	7.1	7,800
13.52		3,000	3.1	3,000
16.67		4,800	5.1	4,800
16.70		1,800	5.6	1,800
16.95		2,300	3.6	2,300
17.45		21,250	5.7	21,250
17.77		135,850	4.8	135,850
18.20		4,950	4.1	4,950
18.38		21,400	3.8	21,400
18.94		2,350	6.6	2,350
19.30		6,550	6.1	6,550
		895,357		884,357

(1)  Exercise price reduced to $1.15 on April 12, 2010 in accordance with the Exchange agreement between the Company and its CEO, Edwin F. Hale, Sr.  See Notes 5 and 12 for details of the Exchange transaction.

(10)         Fair Value of Financial Instruments

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

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of March 31, 2010:

			Significant
			Other	Significant		Total Changes
		Quoted	Observable	Unobservable	Trading	In Fair Values
	Carrying	Prices	Inputs	Inputs	Gains and	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)	Period Earnings
Trading securities	$10,223	$—	$10,223	$—	$35	$35
Securities available for sale	27,382	—	26,080	1,302	—	(123) (1)
Long-term borrowings at fair value	35,780	—	35,780	—	812	812
Mortgage servicing rights	1,086	—	—	1,086	—	(90)
Interest rate lock commitments (notional amount of $76,333)	77,022	—	77,022	—	—	643
Forward contracts to sell mortgage-backed securities (notional amount of $64,500)	64,625	—	64,625	—	—	(1,017)
Warrants	237,398	—	—	237,398	—	—

(1) Represents net other-than-temporary-impairment charges taken on certain Level 3 securities

Securities (trading and AFS)

The fair value of trading securities is based on bid quotations received from securities dealers or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.  The fair value of securities AFS is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

During the three months ended March 31, 2010, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment had occurred with respect to two of our pooled preferred securities.  The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  The credit loss estimated under this method totaled $123,000 and was charged to operating earnings during the three months ended March 31, 2010.

The tables later in this Note show details concerning assumptions used to determine credit- and noncredit-related losses and other details on the our pooled preferred securities.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2010, $1.302 million ($10.938 million par value) of our securities AFS (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		Remaining				(2)
		Par	Current Rating/Outlook (1)			Auction	(3)
(dollars in thousands)	Class	Value	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	07/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	Ca	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	08/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Caa3	C	05/1/2033	N/A	3ML + 1.8%

(1)   Ratings as of March 31, 2010

(2)   Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the Collateral Debt Securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the Collateral Manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(3)   3/6ML - 3 or 6 Month LIBOR. LIBOR (London Interbank Offered Rate)  — daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows:

	Key Model Assumptions Used In Pricing
	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3) (6)	Premium (4)	MTM Adj (5) (6)
ALESCO Preferred Funding VII	36.0%	1.3%	$47.12	12.00%	$36.51
ALESCO Preferred Funding XI	36.0%	4.1%	48.98	12.00%	41.63
MM Community Funding	55.0%	17.3%	57.06	12.00%	33.23
MM Community Funding IX	45.0%	11.6%	52.91	12.00%	43.44

(1)   The anticipated level of total defaults from the issuers within the pool of performing collateral as of March 31, 2010.  There are no recoveries assumed on any default.

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

(6)   Price per $100

	Model	Fair Value
	Result (1)	(in thousands)
ALESCO Preferred Funding VII	$10.61	$106
ALESCO Preferred Funding XI	7.35	363
MM Community Funding	23.83	596
MM Community Funding IX	9.47	237
		$1,302

(1)   Price per $100

Long-Term Borrowings

We record certain long-term borrowings at fair value due to their price and maturity characteristics and their relationship to assets measured at fair value.  Fair values are determined by discounting the carrying values using a cash flow approach based on market rates.

Servicing Rights

As of March 31, 2010, mortgage servicing rights (“MSRs”) were classified as Level 3.  We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs as of March 31, 2010 and the sensitivity of the fair values to adverse changes in those assumptions follows (dollars in thousands):

Fair value of MSRs	$1,086
Weighted-average life (in years) (1)	3.7
Discount rate	6.75%
Option-adjusted spread (“OAS”)	2.75%

Sensitivity Analysis
Discount Rate Assumption (Change in OAS):
Decrease in fair value from 100bp adverse change	$28
Decrease in fair value from 200bp adverse change	55
Decrease in fair value from 300bp adverse change	80

Prepayment Speed Assumption (Assumed Age Borrower Vacates Property)
Decrease in fair value from 5-year adverse change	$261
Decrease in fair value from 10-year adverse change	567
Decrease in fair value from 15-year adverse change	874

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

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31:

	2010			2009
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs
Balance at beginning of period	$1,432	$1,176	$—	$2,507	$1,081
Originated MSRs	—	—	—	—	207
Warrants issued	—	—	237,398	—	—
MSR amortization	—	(82)	—	—	(58)
Total realized losses included in other comprehensive income	(123)	(8)	—	(1,716)	(3)
Total realized losses recaptured through retained deficit as cumulative effect of accounting change	—	—	—	1,898	—
Total unrealized losses included in other comprehensive income	(7)	—	—	(737)	—
Balance at end of period	$1,302	$1,086	$237,398	$1,952	$1,227

There were no transfers between any of Levels 1, 2, and 3 for the three months ended March 31, 2010 or March 31, 2009.

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

Warrants

As of March 31, 2010, certain warrants were classified as Level 3.  See Note 9 for information related to the calculation of fair value of the warrants.

Financial Instruments Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of March 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$53,644	$—	$—	$53,644
Real estate acquired through foreclosure	19,915	—	—	19,915
Loans held for sale	55,360	—	55,360	—

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. If management determines that it is probable the loan will proceed to foreclosure, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. Therefore, no specific reserve will be recorded for these impaired loans. Total impaired loans had a carrying value of $53.644 million as of March 31, 2010 with specific reserves of $796,000.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $19.915 million as of March 31, 2010 and $21.630 million as of December 31, 2009.  During the first three months of 2010, we added $2.798 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $1.336 million.  We disposed of $2.787 million of foreclosed properties.

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

Other Financial Instruments

The carrying value and estimated fair value of financial instruments are summarized in the following table.  Certain financial instruments disclosed previously in this footnote are excluded from this table.

	March 31, 2010
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value
Assets:
Cash and cash equivalents	$295,865	$295,865
Loans receivable	872,385	878,685
Restricted stock investments	7,934	7,934
Liabilities:
Deposits	1,182,818	1,203,865
Long- and short-term borrowings	83,892	90,677
Junior subordinated deferrable interest debentures	53,100	31,827

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

The fair value for nonperforming loans was determined utilizing FASB guidance on loan impairment.

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

(11)                          Segment Information

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

The following table presents certain information regarding our business segments:

For the three month period ended March 31, 2010:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$13,355	$850	$14,205
Interest expense	7,184	120	7,304
Net interest income	6,171	730	6,901
Provision for loan losses	1,081	1,109	2,190
Net interest income (loss) after provision for loan losses	5,090	(379)	4,711
Noninterest income	3,418	2,424	5,842
Noninterest expense	14,315	1,974	16,289
Net intersegment income	491	(491)	—
Net loss before income taxes and discontinued operations	$(5,316)	$(420)	$(5,736)
Total assets	$1,349,487	$55,360	$1,404,847

For the three month period ended March 31, 2009:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking (1)	Total
Interest income	$13,399	$1,101	$14,500
Interest expense	7,913	706	8,619
Net interest income	5,486	395	5,881
Provision for loan losses	2,140	1,260	3,400
Net interest income (loss) after provision for loan losses	3,346	(865)	2,481
Noninterest income	2,740	4,673	7,413
Noninterest expense	11,943	4,236	16,179
Net intersegment income	226	(226)	—
Net loss before income taxes and discontinued operations	$(5,631)	$(654)	$(6,285)
Total assets	$1,294,393	$85,298	$1,379,691

(1)  Includes $3.502 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division.  Excluding those expenses, the mortgage-banking segment would have realized net income before income taxes and discontinued operations of $2.848 million.

(12)                       Subsequent Event - Rights and Public Stock Offering

In April, 2010, we completed the sale of $10.908 million, or 9,484,998 shares of common stock, to participants in our previously announced rights offering (“Rights Offering”) and to purchasers in our public offering (“Public Offering”) of common stock.  The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights Offering and the Public Offering.  The Company sold 3,410,082 shares of common stock, totaling $3.922 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $6.986 million in connection with the Public Offering.  The purchase price for all shares purchased was $1.15 per share.

The Exchange agreement with Mr. Hale, Chairman and CEO of the Company, as described in Note 5 also includes a provision by which if the Company completes a public or private offering of its common stock at a price per share below the Conversion Price ($1.23) by June 30, 2010, then Mr. Hale will be issued additional shares of common stock such that the total shares to be issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the public or private offering.  Shares sold in our recently completed Rights and Public Offerings were sold at $1.15 per share, which was below the Conversion Price.  Accordingly, 113,114 additional shares were issued to Mr. Hale in April 2010 in conjunction with those offerings.

(13)                          Recent Accounting Pronouncements

Pronouncements Adopted

In June 2009, the FASB issued amending guidance related to the accounting for transfers of financial assets, which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued amending guidance that alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our financial condition or results of operation.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.   The disclosure requirements effective for interim and annual financial periods beginning after December 15, 2009 have been adopted for the interim period ended March 31, 2010.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.  The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

Cautionary Note Regarding Forward-Looking Statements

Some of our statements contained in, or incorporated by reference into, this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared and may not be realized.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiaries:  First Mariner Bank (the “Bank”) and FM Appraisals, LLC (“FM Appraisals”).  The Company had over 860 employees (approximately 721 full-time equivalent employees) as of March 31, 2010.

The Bank, which is the largest operating subsidiary of First Mariner Bancorp with assets exceeding $1.403 billion as of March 31, 2010, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Securities available for sale (“AFS”)

Securities AFS are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

The initial indications of other-than-temporary impairment (“OTTI”) for both debt and equity securities are a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components.  Any impairment adjustment due to indentified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through other comprehensive income.  In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

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

A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more likely than not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon us generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Given the nature of our deferred tax assets, management determined no valuation allowance was required at March 31, 2010.

The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by us and the various tax authorities.  These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

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

Financial Condition

At March 31, 2010, our total assets were $1.405 billion compared to $1.385 billion at December 31, 2009, an increase of 1.5%.  Earning assets decreased $85.885 million or 8.0% to $981.438 million at March 31, 2010 from $1.067 billion at December 31, 2009.  We experienced decreases in loans receivable (-$18.566 million) and loans held for sale (-$66.725 million), partially offset by growth in cash and due from banks (+$121.337 million).  Deposits and capital increased (+$36.314 million and +$9.745 million, respectively), partially offset by a reduction in total borrowings (-$22.989 million).

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  As of March 31, 2010, we held $10.223 million in securities classified as trading and $27.382 million in securities classified as AFS. As of December 31, 2009, we held $10.749 million in securities classified as trading and $28.275 million in securities classified as AFS.

Trading Securities

Trading securities remained relatively stable at $10.223 million at March 31, 2010 compared to $10.749 million at December 31, 2009. The entire trading security portfolio consists of mortgage-backed securities as of both March 31, 2010 and December 31, 2009.

Securities Available for Sale

AFS securities also remained relatively stable at $27.382 million at March 31, 2010 compared to $28.275 million at December 31, 2009.  We recorded $123,000 in net OTTI charges related to two pooled trust preferred securities during the first quarter of 2010.  Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $4.744 million at March 31, 2010 compared to a net unrealized loss of $5.669 million at December 31, 2009.

The trust preferred securities we hold in our securities portfolio were issued by other banks and bank holding companies.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past two years due to changes in the market which has limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, in management’s opinion, they continue to possess acceptable credit risk. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.  We recorded net OTTI charges of $123,000 during the three months ended March 31, 2010 on trust preferred securities.

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

Our securities AFS portfolio composition is as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Mortgage-backed securities	$10,001	$11,742
Trust preferred securities	14,094	13,338
U.S. Treasury securities	1,004	1,003
Corporate obligations	973	930
Equity securities - Banks	960	912
Foreign government bonds	350	350
	$27,382	$28,275

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Commercial loans and lines of credit	$79,390	$77,634
Commercial construction	95,821	99,490
Commercial mortgages	331,067	339,794
Consumer residential construction	44,927	47,379
Residential mortgages	168,582	176,159
Consumer	152,598	150,495
Total loans	$872,385	$890,951

Total loans decreased $18.566 million during the first three months of 2010.  We experienced lower balances in commercial and consumer residential construction balances (-$3.669 million and -$2.452 million, respectively), commercial mortgage loans (-$8.727 million), and residential mortgage loans (-$7.577 million).  Consumer loans increased (+$2.103 million) as did commercial loans and lines of credit (+$1.756 million).  During the first three months of 2010, we were less aggressive in our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $46.548 million represents loans made to borrowers for the development of residential real estate as of March 31, 2010.  This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2009 and the first quarter of 2010 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Raw residential land	$6,939	$6,946
Residential subdivisions	16,448	17,708
Single residential lots	5,213	5,228
Single family construction	6,089	6,940
Townhome construction	1,676	1,785
Condominium unit construction	956	956
Multi-family unit construction	9,227	9,888
	$46,548	$49,451

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

Commercial

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with the Financial Accounting Standard Board’s (“FASB”) guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

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

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans (both commercial and consumer) include nonaccrual loans and troubled debt restructure (“TDR”) loans.  Such a loan is not considered impaired during a minimal period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a minimal period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at March 31, 2010 and December 31, 2009 totaled $35.048 million and $33.639 million, respectively. The reserve for loan losses for commercial impaired loans was approximately $312,000 at March 31, 2010 and $328,000 at December 31, 2009 and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

The allowance for impaired loans (both commercial and consumer) represents the fair value deficiencies for those loans for which the estimated fair value of the collateral or the present value of expected future cash flows was less than our carrying amount of the loan as of March 31, 2010 and December 31, 2009.  Not all of the loans newly classified as impaired since December 31, 2009 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.

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

Consumer loans we consider impaired at March 31, 2010 and December 31, 2009 totaled $18.596 million and $15.208 million, respectively.  The reserve for loan losses for consumer impaired loans amounted to $484,000 at March 31, 2010 and $405,000 at December 31, 2009.

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

Residential Mortgage Loans

Residential mortgage loans are analyzed as pools with historical loss rates applied.  Management generally may modify the historical loss rates based upon prevailing economic conditions or trends in delinquency and loss.  Loans delinquent greater than 90 days are individually reviewed and assessed for accrual status and the need for specific reserves.

In accordance with the FASB’s guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

We maintained $19.722 million in first-lien mortgage loans and $1.639 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively at March 31, 2010.   We maintained $22.439 million in transferred first-lien mortgage loans and $1.713 million in transferred second-lien mortgage loans at December 31, 2009.

In establishing a loan’s estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value.  While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the actual volume of future repurchases, changes in the real estate market, or changes in market values of those loans which are liquidated.  Management updates these assumptions continually as greater experience becomes available.

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

Our total allowance at March 31, 2010 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table for the three months ended March 31:

(dollars in thousands)	2010	2009
Allowance for loan losses, beginning of year	$11,639	$16,777
Loans charged off:
Commercial loans and lines of credit	—	(233)
Commercial construction	(193)	(1,540)
Commercial mortgages	(270)	(52)
Consumer residential construction	(121)	(547)
Residential mortgages	(804)	(1,444)
Consumer (1)	(550)	(2,040)
Total loans charged off	(1,938)	(5,856)
Recoveries:
Commercial loans and lines of credit	—	—
Commercial construction	—	—
Commercial mortgages	—	—
Consumer residential construction	—	—
Residential mortgages	63	—
Consumer (2)	49	198
Total recoveries	112	198
Net charge-offs	(1,826)	(5,658)
Provision for loan losses - Bank	2,190	3,400
Provision for loan losses - Mariner Finance	—	996
Allowance for loan losses, end of period	$12,003	$15,515
Loans (net of premiums and discounts):
Period-end balance	$872,385	$980,470
Average balance during period	885,719	882,398
Allowance as a percentage of period-end loan balance	1.38%	1.58%
Percent of average loans:
Provision for loan losses (3)	1.00%	1.56%
Net charge-offs	0.84%	2.60%

(1)  For the three months ended March 31, 2009, includes charge-offs of $1.199 million related to Mariner Finance consumer loans.

(2)  For the three months ended March 31, 2009, includes recoveries of $158,000 related to Mariner Finance consumer loans.

(3)   For the three months ended March 31, 2009, includes only the provision related to the Bank.

The following table summarizes our allocation of allowance by loan type:

	March 31, 2010			December 31, 2009
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial loans and lines of credit	$876	7.3%	9.1%	$817	7.0%	8.7%
Commercial construction	1,828	15.2%	11.0%	1,647	14.1%	11.2%
Commercial mortgages	3,225	26.9%	38.0%	3,336	28.7%	38.1%
Consumer residential construction	228	1.9%	5.1%	293	2.5%	5.3%
Residential mortgages	1,942	16.2%	19.3%	2,062	17.7%	19.8%
Consumer	940	7.8%	17.5%	882	7.6%	16.9%
Unallocated	2,964	24.7%	—	2,602	22.4%	—
Total	$12,003	100.0%	100.0%	$11,639	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $12.003 million and $11.639 million as of March 31, 2010 and December 31, 2009, respectively.  The changes in the allowance from period to period reflects management’s ongoing application of its methodologies to establish the allowance, which, in 2010, included an increase in the allowance for commercial construction loans which received internal risk rating downgrades during the year, as well as increases to reflect negative market trends and other qualitative factors.  The allowance allocated for residential mortgages decreased as residential mortgage loans which had been downgraded as of December 31, 2009 were partially or fully charged off and/or moved through the foreclosure process during 2010.  The allowance for loan losses may not move in direct proportion to changes in our overall trends in delinquent, nonperforming, or impaired loans.  The specific loans that make up those categories change from period to period. Impairment on those loans, which would be reflected in the allowance for loan losses, might or might not exist, depending on the specific circumstances of each loan.

The provision for loan losses recognized to maintain the allowance was $2.190 million for the three months ended March 31, 2010 compared to $4.396 million for the three months ended March 31, 2009 ($996,000 of which was attributable to Mariner Finance).  We recorded net charge-offs of $1.826 million during the first quarter of 2010 compared to net charge-offs of $5.658 million during the same period of 2009.  During the first quarter of 2010, net charge-offs as compared to average loans outstanding decreased to 0.84%, compared to 2.60% during the same period of 2009.

Our allowance as a percentage of outstanding loans has decreased from 1.58% as of March 31, 2009 to 1.38% as of March 31, 2010, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.  Our allowance for loan losses as of March 31, 2009 included $4.587 million for Mariner Finance.  Excluding the allowance for Mariner Finance and its related loans, the allowance for loan losses as a percentage of loans as of March 31, 2009 amounted to 1.24%.  Charge-offs and transfers to real estate acquired through foreclosure continued to be significant during the first quarter of 2010; however, asset quality has improved since March 31, 2009, with fewer loans becoming delinquent and/or impaired.  Management believes the allowance for loan losses is adequate as of March 31, 2010.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 4.24% at March 31, 2010, 4.15% at December 31, 2009, and 4.72% at March 31, 2009.  The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	March 31,	December 31,	March 31,
(dollars in thousands)	2010	2009	2009
Nonaccruing loans:
Commercial and lines of credit	$499	$535	$618
Commercial construction	12,514	10,992	16,297
Commercial mortgages	11,688	9,773	5,055
Consumer residential construction	2,232	3,815	6,534
Alt A first and second residential mortgages (1)	2,639	3,114	7,987
Other residential mortgages	8,789	6,219	1,362
Other consumer	1,337	1,351	4,881
	39,698	35,799	42,734
Real estate acquired through foreclosure:
Commercial and lines of credit	—	—	—
Commercial construction	7,710	9,347	4,438
Commercial mortgages	3,853	4,112	2,345
Consumer residential construction	4,506	4,203	5,422
Alt A first and second residential mortgages (1)	1,354	1,858	8,149
Other residential mortgages	622	240	249
Other consumer	1,870	1,870	1,800
	19,915	21,630	22,403
Total nonperforming assets	$59,613	$57,429	$65,137

Loans past-due 90 days or more and accruing:
Commercial and lines of credit	$200	$499	$579
Commercial construction	39	—	3,208
Commercial mortgages	2,470	3,886	4,008
Consumer residential construction	—	—	697
Alt A first and second residential mortgages (1)	104	65	—
Other residential mortgages	1,161	4,642	1,917
Other consumer	1,064	132	333
	$5,038	$9,224	$10,742

(1)  Alt A loans are high loan-to-value/low documentation loans

Nonaccrual loans increased $3.899 million from December 31, 2009 to March 31, 2010.  Commercial construction and development loans, commercial mortgage loans, and other residential mortgage loans increased $1.522 million, $1.915 million, and $2.570 million, respectively, reflecting continued negative market conditions.  The commercial construction nonaccrual balance consisted of 11 loans, with the largest balance amounting to $4.208 million.  The majority of these loans were placed on nonaccrual prior to 2010, with two loans for $1.719 million placed on nonaccrual in 2010.  The commercial mortgage loan nonaccrual balance consisted of 20 loans, with the largest balance amounting to $2.466 million.  We placed four commercial mortgage loans in the amount of $3.247 million on nonaccrual in 2010.  The other residential mortgage nonaccrual balance consisted of 40 loans, with the largest balance amounting to $874,000.  The majority of these loans were placed on nonaccrual status prior to 2010.

Consumer residential construction nonaccrual loans declined by $1.583 million since December 31, 2009.  This balance consisted of five loans, with the largest balance amounting to $1.057 million.  All of these loans were placed on nonaccrual prior to 2010.  In 2010, we transferred one nonaccrual consumer residential construction loan for $1.100 million to real estate acquired through foreclosure and received pay-offs on two nonaccrual consumer residential construction loans in the amount of $357,000.

Real estate acquired through foreclosure decreased $1.715 million compared to December 31, 2009 due to write-downs and disposals of properties. We recorded write-downs and losses of $1.336 million and disposed of $2.787 million on real estate acquired through foreclosure during the first three months of 2010.  We foreclosed on $2.798 million in additional properties during the first quarter of 2010.

Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, decreased from $9.224 million at December 31, 2009 to $5.038 million as of March 31, 2010.  Included in the decrease are declines in commercial mortgage loans of $1.416 million and other residential mortgage loans of $3.481 million as additional delinquent loans were placed on nonaccrual.  The consumer loan total includes $744,000 in delinquent home equity loans and lines of credit and $290,000 for one second mortgage loan.

TDRs, which are loans that have been restructured during the period due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to $4.353 million as of March 31, 2010 and $13.048 million as of December 31, 2009.  Our TDRs are generally reviewed individually, at the time of restructure, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.

Deposits

Deposits totaled $1.183 billion at March 31, 2010, increasing $36.314 million or 3.2% over the December 31, 2009 balance of $1.147 billion.  The increase in deposits was primarily due to increases in time deposits and regular savings accounts, partially offset by decreases in NOW and money market deposits and noninterest-bearing demand deposits. The increase in time deposits out of money market accounts has occurred as customer preference has shifted to higher-yielding certificates of deposit.  The additional increase in time deposits is due to the success of our national nonbrokered time deposit program.  The deposit breakdown is as follows:

	March 31, 2010		December 31, 2009
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$152,631	12.9%	$169,643	14.8%
Regular savings deposits	56,051	4.7%	53,311	4.6%
Time deposits	865,188	73.2%	811,358	70.8%
Total interest-bearing deposits	1,073,870	90.8%	1,034,312	90.2%
Noninterest-bearing demand deposits	108,948	9.2%	112,192	9.8%
Total deposits	$1,182,818	100.0%	$1,146,504	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of March 31, 2010, our core deposits were $429.311 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at March 31, 2010.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $69.815 million and $95.672 million at March 31, 2010 and December 31, 2009, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building.  The amortized cost of long-term FHLB advances totaled $60.000 million and $85.000 million at March 31, 2010 and December 31, 2009, respectively; however, $35.000 million and $60.000 million of the advances at March 31, 2010 and December 31, 2009, respectively, are recorded at fair value ($35.780 million at March 31, 2010 and $61.592 million at December 31, 2009) in accordance with FASB guidance, making the total carrying amount of long-term FHLB advances $60.780 million at March 31, 2010 and $86.592 million at December 31, 2009.  During the first quarter of 2010, $25.000 million in long-term FHLB advances that were recorded at fair value matured and were replaced with $25.000 million in short-term FHLB advances that are not recorded at fair value.  As of March 31, 2010 and December 31, 2009, the balance on the mortgage loan was $9.035 million and $9.080 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings increased from $26.365 million at December 31, 2009 to $49.857 million at March 31, 2010.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures as of March

31, 2010 totaled $53.100 million and as of December 31, 2009 totaled $73.724 million.

In February, 2010, the Company executed an Exchange agreement (the “Exchange”) with its Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by Mariner Capital Trust II, Mariner Capital Trust IV, and Mariner Capital Trust VIII.  The Exchange was approved by the Company’s stockholders on March 19, 2010.  On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares.  Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.380 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  As the Exchange was a related party transaction, the resultant gain, net of taxes, was recorded as an addition to additional paid in capital in accordance with FASB guidance. See “Subsequent Events” later in this section for additional information regarding of the Exchange agreement.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption. The subordinated debentures are redeemable prior to maturity at First Mariner’s option on or after its optional redemption dates.  In 2009, we elected to defer interest payments on the debentures.  This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

First Mariner Bancorp has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $13.219 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $25.257 million of the remaining Trust Preferred Securities qualify as Tier II capital at March 31, 2010.  The total amount of our Trust Preferred Securities allowable as part of capital was limited to $38.476 million as of March 31, 2010.

Capital Resources

Stockholders’ equity increased $9.745 million in the first three months of 2010 to $36.732 million from $26.987 million as of December 31, 2009.

Common stock and additional paid-in-capital increased by $12.623 million primarily due to the Exchange transaction (net of income taxes of $7.265 million) described under “Borrowings” above.  We did not repurchase any common stock during 2010, nor was any stock issued through the employee stock purchase plan.  Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $561,000.  Retained earnings declined by the net loss of $3.439 million for the first three months of 2010.

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

Capital is classified as Tier 1 capital (common stockholders’ equity less certain intangible assets plus a portion of the Trust Preferred Securities) and Total Capital (Tier 1 plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier 1 capital). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for Total Capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average total assets for the quarter).

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2010	2009	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	2.7%	1.4%	4.0%
The Bank	5.7%	6.2%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	3.8%	1.8%	4.0%
The Bank	7.9%	7.9%	4.0%
Total capital to risk-weighted assets:
Consolidated	7.7%	3.6%	8.0%
The Bank	9.2%	9.1%	8.0%

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.   The September Order replaces the informal agreement that was previously in place among the parties.  The September Order requires the Bank to adopt a plan to achieve and maintain a Tier 1 Leverage Capital ratio of at least 6.5% of the Bank’s average total assets and a Total Risk-Based Capital ratio of at least 10% of the Bank’s Total Risk Weighted Assets by March 31, 2010 and a Tier 1 Leverage Capital ratio of at least 7.5% and a Total Risk-Based Capital ratio of at least 11% by June 30, 2010.  At March 31, 2010, the Bank reported a Tier 1 Leverage Capital ratio of 5.7% and a Total Risk-Based Capital ratio of 9.2%, which were not in compliance with the September Order with respect to the capital ratios as of March 31, 2010.  As more fully described under Note 12 — “Subsequent Events,” we completed a $10.908 million public stock offering on April 12, 2010.  This capital is not included in the ratios as of March 31, 2010.  On a pro forma basis when adjusting for the completion of the April 12 offerings and the subsequent additional investment in the Bank, the Bank’s Tier 1 Leverage Capital ratio would have been 6.5% and its total Risk-Based Capital ratio would have been 10.3%, which met, as of the closing date, the requirements set by the September Order for March 31, 2010.

Within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, the Bank may not accept, renew, or roll over any brokered deposits or pay effective yields on deposits that are greater than those generally paid in its markets.

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i)  declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on First Mariners’ subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing, redeeming any shares of its stock.   First Mariner has submitted a written plan to the FRB to maintain sufficient capital, on a consolidated basis, such that First Mariner satisfies the FRB’s minimum capital requirements.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2010, those capital ratios were 2.7%, 3.8%, and 7.7%, respectively, which were not in compliance with the minimum requirements.  The failure to meet these ratios could subject us to additional enforcement restrictions.  As more fully described under Note 12 — “Subsequent Events,” we completed a $10.908 million public stock offering on April 12, 2010.  This capital is not included in the ratios as of March 31, 2010.  On a pro forma basis when adjusting for the completion of the April 12 offerings, the Tier 1 Leverage Capital ratio would have been 3.9%, the Tier 1 capital to risk-weighted assets would have been 5.5%, and the total Risk-Based Capital ratio would have been 10.3%.

On April 22, 2009, the Bank entered into an agreement (the “April Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order (“April Order”).  The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, although the Bank ceased offering these loans in 2007.

Management does not believe that the April Order will have a material impact on the Bank’s financial performance.  Management believes the successful satisfaction of the September Order’s requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Results of Operations

Net Loss

For the three months ended March 31, 2010, we realized a net loss from continuing operations of $3.239 million compared to a net loss from continuing operations of $3.552 million for the three month period ended March 31, 2009.  Basic and diluted losses per share from continuing operations for the first three months of 2010 and 2009 totaled $(0.50) and $(0.55), respectively.  Discontinued operations contributed $200,000 in losses for the three months ended March 31, 2010 and $451,000 in income for the three months ended March 31, 2009.  Our net loss was $3.439 million and $3.101 million for the three months ended March 31, 2010 and 2009, respectively.

Return on average assets and return on average equity are key measures of an entity’s performance. Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the three months ended March 31, 2010 was (1.01)% compared to (0.92)% for the corresponding period in 2009. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the three months ended March 31, 2010 was (51.18)% compared to (26.21)% for the corresponding period in 2009.  All profitability indicators were significantly affected by our net losses.

Net Interest Income

Our primary source of earnings is net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing sources of funds, such as deposits and borrowings.  Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government, and the monetary policies of the FRB, are also determining factors.

Net interest income for the first three months of 2010 totaled $6.901 million, an increase of $1.020 million over $5.881 million for the three months ended March 31, 2009. The increase in net interest income during the first quarter of 2010 was primarily due to a decrease in the rate paid on interest-bearing liabilities from 3.16% for the three months ended March 31, 2009 to 2.41% for the three months ended March 31, 2010, partially offset by an increase in the volume of interest-bearing liabilities. The impact of these items increased the net interest margin to 2.70% from 2.13%.

Interest income

Total interest income decreased by $295,000 for the three months ended March 31, 2010 due primarily to the decreased volume of interest-earning assets, from $1.087 billion for the three months ended March 31, 2009 to $1.010 billion for the three months ended March 31, 2010.  Yields on earning assets for the period increased slightly to 5.63% from 5.32%, as interest income was less affected by interest reversals on nonaccrual loans compared to 2009, as evidenced by the increased yields on commercial loans and lines of credit and commercial and consumer construction.  Those loan types were the most affected by the effects of nonaccrual loans in the past.

Average loans outstanding increased by $3.321 million.  We experienced increases in commercial mortgages (+$13.184 million), residential mortgages (+$28.248 million), and consumer loans (+$1.979 million), which were partially offset by decreases in commercial and consumer construction loans (-$6.663 million and -$19.852 million, respectively) and commercial loans and lines of credit (-$13.575 million).  The decrease in the commercial and construction loans is primarily due to our focus away from aggressive loan origination to improving asset quality.

The decrease in both commercial and consumer residential construction loans was due to the deterioration of the real estate market, which has led to the reduction of new construction as well as foreclosures. The increase in residential mortgage loans was due primarily to increased portfolio lending activity. The increase in commercial mortgages was due to aggressive commercial mortgage origination during the first half of 2009, which changed during the second half of 2009 and into 2010 towards asset quality and curtailing asset growth to improve our capital ratios.  Average loans held for sale decreased $16.275 million, due to both a lower volume and faster execution of loans sales to investors in 2010.  Average securities decreased by $12.936 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value of certain securities, primarily trust preferred securities, due to the current economic conditions.

Interest expense

Interest expense decreased by $1.315 million to $7.304 million for the three months ended March 31, 2010, compared to $8.619 million for the same period in 2009.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 3.16% for the three months ended March 31, 2009 to 2.41% for the three months ended March 31, 2010, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 2.96% in 2009 to 2.20% in 2010 was driven primarily by decreases in the rates on money market accounts and certificates of deposit, partially offset by slight increases in the rates on NOW accounts.  Average interest-bearing deposits increased by $156.188 million primarily due to an increase in the volume of time deposits, including time deposits placed through our national nonbrokered time deposit program.  A decrease in average borrowings of $26.251 million was due primarily to the cancellation of certain junior subordinated debt (see “Borrowings” above).  We experienced a decrease in the costs of borrowed funds from 3.93% for the three months ended March 31, 2009 to 3.54% for the same period in 2010 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)(3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$78,854	$1,034	5.24%	$92,429	$1,222	5.00%
Commercial construction	98,345	1,335	5.43%	105,008	1,394	5.31%
Commercial mortgages	338,198	5,304	6.27%	325,014	5,524	6.80%
Consumer residential construction	47,323	795	6.78%	67,175	802	4.85%
Residential mortgages	169,068	2,352	5.56%	140,820	2,047	5.82%
Consumer	153,931	1,774	4.64%	151,952	1,611	4.27%
Total loans	885,719	12,594	5.70%	882,398	12,600	5.69%
Loans held for sale	68,593	850	4.96%	84,868	1,101	5.19%
Securities, trading and AFS	38,530	659	6.84%	51,466	774	6.15%
Interest-bearing deposits	9,170	102	4.46%	60,567	25	0.16%
Restricted stock investments, at cost	7,934	—	—	7,373	—	—

Total earning assets	1,009,946	14,205	5.63%	1,086,672	14,500	5.32%

Allowance for loan losses	(11,994)			(12,651)
Cash and other nonearning assets	378,233			296,445
Total assets	$1,376,185	14,205		$1,370,466	14,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$7,604	14	0.76%	$6,453	11	0.70%
Savings deposits	53,689	38	0.29%	52,896	44	0.34%
Money market deposits	150,074	247	0.67%	160,088	346	0.88%
Time deposits	823,684	5,311	2.61%	659,426	6,017	3.70%
Total interest-bearing deposits	1,035,051	5,610	2.20%	878,863	6,418	2.96%
Borrowings	193,981	1,694	3.54%	220,232	2,201	3.93%

Total interest-bearing liabilities	1,229,032	7,304	2.41%	1,099,095	8,619	3.16%

Noninterest-bearing demand deposits	108,259			112,973
Other noninterest-bearing liabilities	11,645			110,417
Stockholders’ equity	27,249			47,981
Total liabilities and stockholders’ equity	$1,376,185	7,304		$1,370,466	8,619

Net interest income/net interest spread		$6,901	3.22%		$5,881	2.16%
Net interest margin			2.70%			2.13%

(1)          Nonaccrual loans are included in average loans.

(2)            There are no tax equivalency adjustments

(3)            Average assets and liabilities of our discontinued subsidiary, Mariner Finance, are included in other nonearning assets and other noninterest-bearing liabilities.

A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below.  Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010 vs. March 31, 2009			March 31, 2009 vs. March 31, 2008
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$290	$(478)	$(188)	$(1,237)	$1,252	$15
Commercial construction	170	(229)	(59)	(567)	(336)	(903)
Commercial mortgages	(1,320)	1,100	(220)	(3,031)	3,167	136
Consumer residential construction	1,102	(1,109)	(7)	(539)	(378)	(917)
Residential mortgages	(536)	841	305	(755)	1,391	636
Consumer	142	21	163	(2,711)	2,205	(506)
Total loans	(152)	146	(6)	(8,840)	7,301	(1,539)
Loans held for sale	(48)	(203)	(251)	(244)	183	(61)
Securities, trading and AFS	507	(622)	(115)	491	(863)	(372)
Interest-bearing deposits	235	(158)	77	(458)	(7)	(465)
Restricted stock investments, at cost	—	—	—	(204)	116	(88)

Total interest income	542	(837)	(295)	(9,255)	6,730	(2,525)

Interest paid on:
Interest-bearing deposits:
NOW deposits	1	2	3	39	(41)	(2)
Savings deposits	(10)	4	(6)	4	(3)	1
Money market deposits	(78)	(21)	(99)	(528)	(358)	(886)
Time deposits	(6,955)	6,249	(706)	(4,683)	5,831	1,148
Total interest-bearing deposits	(7,042)	6,234	(808)	(5,168)	5,429	261
Borrowings	(230)	(277)	(507)	(1,639)	1,088	(551)

Total interest expense	(7,272)	5,957	(1,315)	(6,807)	6,517	(290)

Net interest income	$7,814	$(6,794)	$1,020	$(2,448)	$213	$(2,235)

Noninterest Income

Noninterest income for the three months ended March 31, 2010 was $5.842 million, a decrease of $1.571 million or 21.2% from the comparable period of 2009 primarily due to a decrease in mortgage-banking revenue, partially offset by a decrease in the amount of OTTI charges taken during the three months ended March 31, 2010.  Additionally, the three months ended March 31, 2009 included a one-time insurance recovery of $850,000.

Mortgage-banking revenue decreased from $4.797 million for the three months ended March 31, 2009 to $2.507 million for the three months ended March 31, 2010 due primarily to a decline in the volume of loan originations.  The volume of loans sold decreased from $502.593 million in 2009 to $183.885 million in 2010 and reflects a reduction in reverse mortgage originations and customer refinance activity due to the overall decline in the economy.

Deposit service charges declined to $1.060 million in the first quarter of 2010 from $1.324 million for the first quarter of 2009 due to lower overdraft income and to a decline in the number of accounts.  During the three months ended March 31, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $847,000.  The valuation of these items resulted in a recovery of value of $768,000 for the same period in 2009.  We recognized a $152,000 gain on the sale of one of our branch locations that was closed in 2008 during the three months ended March 31, 2010.

Other income decreased $888,000 for the three months ended March 31, 2010.  Included in this line item for the three months ended March 31, 2009 is an insurance recovery of $850,000 related to ALT A loans originated in 2006 and 2007.

Noninterest expenses

For the three months ended March 31, 2010, noninterest expenses remained relatively stable at $16.289 million compared to $16.179 million for the same period of 2009 as we continue to focus on containing controllable expenses.

We experienced an increase in our deposit insurance costs of $662,000 as our premium rates assessed by the FDIC increased for the three months ended March 31, 2010 compared to the same period of 2009.

Write-downs and costs of real estate acquired through foreclosure decreased $429,000, as less write-downs were required during 2010 as a significant amount of the properties included in the total were written down to their fair value prior to the first quarter of 2010.  Additionally, fewer properties have been foreclosed upon during the three months ended March 31, 2010.

The following table shows the breakout of noninterest expense:

(dollars in thousands)	2010	2009
Salaries and employee benefits	$6,596	$6,449
Occupancy	2,371	2,320
Furniture, fixtures, and equipment	612	835
Professional services	720	795
Advertising	178	258
Data processing	402	513
Service and maintenance	683	590
Office supplies	103	137
ATM servicing expenses	204	228
Printing	69	75
Corporate insurance	318	147
Write-downs, losses, and costs of real estate acquired through foreclosure	1,685	2,114
FDIC premiums	934	272
Consulting fees	187	213
Marketing/promotion	18	92
Postage	270	165
Overnight delivery/courier	111	137
Security	74	68
Dues and subscriptions	115	112
Loan collection expenses	135	143
Director fees	101	77
Employee education and training	39	40
Automobile expense	32	32
Travel and entertainment	46	50
Other	286	317
	$16,289	$16,179

Income Taxes

We recorded an income tax benefit of $2.497 million on a net loss before income taxes and discontinued operations of $5.736 million, resulting in an effective tax rate of (43.5)%, for the three month period ended March 31, 2010 in comparison to an income tax benefit of $2.733 million on a net loss before income taxes and discontinued operations of $6.285 million, also resulting in an effective tax rate of (43.5)%, for the three month period ended March 31, 2009.

Discontinued Operations

In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance, LLC.  The initial settlement was based on unaudited results and was subject to adjustment based upon a final audit, which concluded during the first quarter of 2010.  Discontinued operations are detailed as follows for the three months ended March 31, 2010 and 2009:

(dollars in thousands)	2010	2009
Interest income	$—	$6,005
Interest expense	—	(808)
Net interest income	—	5,197
Provision for loan losses	—	(996)
Noninterest income	—	913
Noninterest expenses	—	(4,369)
Net income before income taxes	—	745
Income tax expense	(200)	(294)
Net (loss) income from discontinued operations	$(200)	$451

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $204.803 million at March 31, 2010. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $33.687 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $76.333 million at March 31, 2010 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.417 million at March 31, 2010 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $12.235 million at March 31, 2010 are generally open ended. At March 31, 2010, available home equity lines totaled $67.131 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of March 31, 2010, we plan on expending approximately $1.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $295.865 million at March 31, 2010, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as either AFS or trading, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. Loans held for sale, which totaled $55.360 million at March 31, 2010, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 73.8% at March 31, 2010 and 77.7% at December 31, 2009.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of March 31, 2010, we maintained lines of credit totaling $127.000 million and funding capacity of $11.488 million based upon loans and securities available for pledging and available overnight deposits.  The FHLB has reduced our line of credit to $107.000 million, our current outstanding balance.  The FRB has also notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.  At March 31, 2010, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders, and interest and principal on outstanding debt. At times, First Mariner Bancorp has repurchased its stock. A significant amount of First Mariner Bancorp’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the FRB, FDIC, and the Commissioner that, among other things, require us to obtain the prior approval of our regulators before paying a dividend or otherwise making a distribution on our stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

Inflation

Inflation may be expected to have an impact on our operating costs and, thus, on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation on our operations was not material for 2010 or 2009.

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

Derivatives

We maintain and account for derivatives, in the form of interest rate lock commitments (“IRLC” or “IRLCs”) and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities.  We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of March 31, 2010:

	March 31, 2010
	Notional	Estimated
(dollars in thousands)	Amount	Fair Value
Interest rate lock commitments	$76,333	$77,022
Forward contracts to sell mortgage-backed securities	64,500	64,625

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

Subsequent Events

In April, 2010, we completed the sale of $10.908 million, or 9,484,998 shares of common stock, to participants in our previously announced rights offering (“Rights Offering”) and to purchasers in our public offering (“Public Offering”) of common stock.  The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights Offering and the Public Offering.  The Company sold 3,410,082 shares of common stock, totaling $3.922 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $6.986 million in connection with the Public Offering.  The purchase price for all shares purchased was $1.15 per share.

The Exchange agreement with Mr. Hale, Chairman and CEO of the Company, as described under “Borrowings” earlier in this section, also includes a provision by which if the Company completes a public or private offering of its common stock at a price per share below the Conversion Price ($1.23) by June 30, 2010, then Mr. Hale will be issued additional shares of common stock such that the total shares to be issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the public or private offering.  Shares sold in our recently completed Rights and Public Offerings were sold at $1.15 per share, which was below the Conversion Price.  Accordingly, 113,114 additional shares were issued to Mr. Hale in April 2010 in conjunction with those offerings.

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2010, we had a one-year cumulative positive gap of approximately $142.637 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At March 31, 2010, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(5.92)%	(10.48)%

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

We are party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both us and the borrower for specified periods of time. When the borrower locks an interest rate, we effectively extend a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but we must honor the interest rate for the specified time period. We are exposed to interest rate risk during the accumulation of IRLCs and loans prior to sale. We utilize forward sales commitments to economically hedge the changes in fair value of the loan due to changes in market interest rates.

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

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A — Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2009.  The following discussion is an update to those risk factors contained in the Annual Report on Form 10-K.

As of March 31, 2010, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required to meet by March 31, 2010, nor were the Bank’s capital levels sufficient to achieve compliance with the higher capital requirements we were required to meet by June 30, 2010. When combined with the assets and liabilities that we are selling or of which we are otherwise disposing, the amount of capital we may raise before June 30, 2010 may not be sufficient to maintain compliance with the capital requirements mandated by our regulators. The failure to maintain these capital requirements could result in further action by our regulators.

In the September Order, the FDIC and the Commissioner directed the Bank to raise its Tier 1 leverage and total risk-based capital ratios to 6.5% and 10%, respectively, by March 31, 2010 and to 7.5% and 11%, respectively, by June 30, 2010. At March 31, 2010, we did not meet these requirements and would have needed approximately $17.600 million in additional capital, based on assets at such date, to meet these requirements. This does not take into account the impact of the Company’s sale of $10.908 million of common stock in its Rights Offering and related Public Offering that were completed on April 12, 2010.  On a pro forma basis at March 31, 2010, including the $10.908 million of capital raised on April 12, 2010, we estimate that we will need to raise at least $11.000 million in additional capital to satisfy the higher capital requirements required to be achieved by June 30, 2010. These amounts will be dependent upon the Bank’s operating results for the second quarter of 2010, the amount of any additional capital raised, and the level of the Bank’s quarterly average assets and risk-weighted assets.  Excluding the amounts received from the sale of Mariner Finance and the proceeds from the recently completed Rights and Public Offerings, First Mariner currently does not have any capital available to invest in the Bank and any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the FDIC and the Commissioner.

On a pro forma basis, based on assets as of March 31, 2010, including the sale of $10.908 million in common stock in the Rights Offering and related Public Offering and the proceeds recently received from the sale of Mariner Finance, the Bank’s Tier 1 leverage and total risk-based capital ratios were 6.5% and 10.3%, respectively, as of April 12, 2010, which met, as of the closing date, the requirements set by the September Order for March 31, 2010, but not the requirements for June 30, 2010.  Further, the capital plan we submitted to the FDIC and the Commissioner contemplated that we would raise at least $20.0 million of capital by March 31, 2010.  If we do not meet September Order’s higher capital requirements required to achieved by June 30, 2010, we may need to undertake additional efforts to raise capital, or seek and obtain a waiver from these requirement from the FDIC and the Commissioner. If we cannot meet capital requirements within the proscribed timeframes and we were not granted a waiver of such requirements, the FDIC and the Commissioner could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions. The FDIC or the Commissioner could direct us to seek a merger partner or possibly place the Bank in receivership. If the Bank is placed into receivership, the Company would cease operations and liquidate or seek bankruptcy protection. If the Company were to liquidate or seek bankruptcy protection, we do not believe that there would be assets available to holders of the capital stock of the Company.

Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements. As of the date of this document, the FRB is reviewing the Company’s capital plan.  To satisfy these requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0% and 8.0%, respectively. The Exchange completed on March 30, 2010 increased the Company’s consolidated ratios of Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets from 1.4%, 1.8%, and 3.6%, respectively, as of December 31, 2009 to 2.7%, 3.8%, and 7.7% as of March 31, 2010, respectively.  Accordingly, as of March 31, 2010, the Company’s consolidated capital ratios did not met the FRB’s minimum capital requirements and the FRB could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 — [REMOVED AND RESERVED]

Item 5 - Other Information

None

Item 6 - Exhibits

3.1	Amended and Restated Bylaws of First Mariner Bancorp filed herewith

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	May 5, 2010	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	May 5, 2010	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Bylaws of First Mariner Bancorp filed herewith

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith