Form 10-Q
period 2010-06-30
FIRST MARINER BANCORP
filed 2010-08-16
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

The number of shares of common stock outstanding as of August 6, 2010 is 17,868,501 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

Some of our statements contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•      the unfavorable effects of future economic conditions, including inflation, recession or a continuing decrease in real estate values;

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

•      a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•      a reduction in the value of certain assets held by us;

•      an inability to meet our liquidity needs;

•      an inability to raise sufficient capital to comply with the requirements of our regulators and for continued support of operations;

•      adverse changes in the securities’ markets;

•      the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other accounting standards setters;

•      the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;

•      the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•      the imposition of additional enforcement action by bank regulatory authorities upon First Mariner Bank or First Mariner Bancorp;

•      further governmental action as a result of our inability to comply with regulatory orders and agreements;

•      unanticipated regulatory or judicial proceedings;

•      changes in consumer spending and savings habits;

•      the effect of the amendments to Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

•      our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure on each asset classified as “Substandard”;

•      our ability to successfully implement our liquidity contingency plan;

•      the effect of an impairment charge on our deferred tax asset;

•      the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•      geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•      the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•      the willingness of users to substitute competitors’ products and services for our products and services;

•      the effect of any mergers, acquisitions, or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•      the risks described in our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, including this Form 10-Q.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A in Part II of this Form 10-Q. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$180,511	$166,374
Federal funds sold and interest-bearing deposits	22,984	7,329
Trading securities, at fair value	—	10,749
Securities available for sale, at fair value	19,970	28,275
Loans held for sale	115,600	122,085
Loans receivable	858,224	890,951
Allowance for loan losses	(12,018)	(11,639)
Loans, net	846,206	879,312
Real estate acquired through foreclosure	19,560	21,630
Restricted stock investments	7,934	7,934
Premises and equipment, net	42,757	44,504
Accrued interest receivable	4,148	4,960
Income taxes recoverable	1,233	5,670
Deferred income taxes	26,593	28,214
Bank-owned life insurance	35,486	34,773
Prepaid expenses and other assets	19,177	22,742

Total assets	$1,342,159	$1,384,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$106,710	$112,192
Interest-bearing	1,008,869	1,034,312
Total deposits	1,115,579	1,146,504
Short-term borrowings	58,199	26,365
Long-term borrowings, at fair value	25,331	61,592
Long-term borrowings	33,992	34,080
Junior subordinated deferrable interest debentures	52,068	73,724
Accrued expenses and other liabilities ($251 and $0 are at fair value, respectively)	14,124	15,299
Total liabilities	1,299,293	1,357,564

Stockholders’ equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 17,868,501 and 6,452,631 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	893	323
Additional paid-in capital	79,578	56,771
Retained deficit	(34,718)	(26,621)
Accumulated other comprehensive loss	(2,887)	(3,486)
Total stockholders’ equity	42,866	26,987

Total liabilities and stockholders’ equity	$1,342,159	$1,384,551

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest income:
Loans	$12,817	$14,451	$26,261	$28,152
Investments and other earning assets	675	780	1,436	1,579
Total interest income	13,492	15,231	27,697	29,731
Interest expense:
Deposits	5,452	6,270	11,062	12,688
Short-term borrowings	86	227	133	436
Long-term borrowings	1,004	1,915	2,651	3,907
Total interest expense	6,542	8,412	13,846	17,031
Net interest income	6,950	6,819	13,851	12,700
Provision for loan losses	4,350	2,860	6,540	6,260
Net interest income after provision for loan losses	2,600	3,959	7,311	6,440
Noninterest income:
Total other-than-temporary impairment charges	(177)	(113)	(307)	(2,171)
Less: Portion included in other comprehensive income (pre-tax)	(133)	24	(126)	366
Net other-than-temporary impairment charges on securities available for sale	(310)	(89)	(433)	(1,805)
Origination fees and gains on sale of loans	1,524	3,210	3,574	6,824
Other mortgage-banking revenue	664	1,306	1,121	2,489
Gain on early extinguishment of debt	958	—	958	—
ATM fees	799	797	1,534	1,511
Service fees on deposits	1,116	1,316	2,176	2,639
Gain on sale of securities available for sale	54	—	54	—
Gain on financial instruments carried at fair value	483	670	1,330	1,438
Gain (loss) on sale of premises and equipment	38	(17)	190	(18)
Commissions on sales of nondeposit investment products	126	131	271	267
Income from bank-owned life insurance	360	336	713	672
Other	269	245	435	1,299
Total noninterest income	6,081	7,905	11,923	15,316
Noninterest expense:
Salaries and employee benefits	6,312	5,689	12,908	12,138
Occupancy	2,195	2,338	4,566	4,658
FDIC premiums	964	1,236	1,898	1,508
Furniture, fixtures, and equipment	603	776	1,215	1,611
Professional services	591	663	1,311	1,458
Advertising	89	333	267	591
Data processing	481	459	883	972
ATM servicing expenses	224	259	428	487
Write-downs, losses, and costs of real estate acquired through foreclosure	2,859	1,883	4,544	3,996
Service and maintenance	514	523	1,197	1,113
Other	2,306	2,588	4,210	4,393
Total noninterest expense	17,138	16,747	33,427	32,925
Net loss from continuing operations before income taxes and discontinued operations	(8,457)	(4,883)	(14,193)	(11,169)
Income tax benefit - continuing operations	(3,799)	(2,081)	(6,296)	(4,815)
Net loss from continuing operations	(4,658)	(2,802)	(7,897)	(6,354)
Income (loss) from discontinued operations	—	393	(200)	844
Net loss	$(4,658)	$(2,409)	$(8,097)	$(5,510)

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
Net loss per common share from continuing operations:
Basic	$(0.28)	$(0.43)	$(0.68)	$(0.98)
Diluted	$(0.28)	$(0.43)	$(0.68)	$(0.98)

Net income (loss) per common share from discontinued operations:
Basic	$—	$0.06	$(0.02)	$0.13
Diluted	$—	$0.06	$(0.02)	$0.13

Net loss per common share:
Basic	$(0.28)	$(0.37)	$(0.70)	$(0.85)
Diluted	$(0.28)	$(0.37)	$(0.70)	$(0.85)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,097)	$(5,510)
Adjustments to reconcile net loss to net cash from operating activities:
Loss (gain) from discontinued operations	200	(844)
Stock-based compensation	14	22
Gain on early extinguishment of debt	(958)	—
Depreciation and amortization	1,998	2,448
Amortization of unearned loan fees and costs, net	25	82
(Accretion) amortization of premiums and discounts on mortgage-backed securities, net	(23)	10
Gain on financial instruments carried at fair value	(1,330)	(1,438)
Origination fees and gains on sale of loans	(3,574)	(6,824)
Net other-than-temporary impairment charges on securities available for sale	433	1,805
Gain on sales of securities available for sale	(54)	—
Decrease (increase) in accrued interest receivable	812	(265)
Provision for loan losses	6,540	6,260
Write-downs and losses on sale of real estate acquired through foreclosure	3,528	3,765
(Gain) loss on sale of premises and equipment	(190)	18
Increase in cash surrender value of bank-owned life insurance	(713)	(672)
Originations of loans held for sale	(487,643)	(1,030,434)
Proceeds from loans held for sale	497,702	979,719
Net (decrease) increase in accrued expenses and other liabilities	(1,176)	733
Net decrease in prepaids and other assets	1,695	289
Net cash provided by (used in) operating activities	9,189	(50,836)
Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	15,311	(44,404)
Repurchase of loans previously sold	(593)	(113)
Purchases of premises and equipment	(819)	(470)
Proceeds from disposals of premises and equipment	759	22
Purchases of restricted stock investments	—	(868)
Maturities/calls/repayments of trading securities	735	1,119
Sales of trading securities	10,083	—
Activity in securities available for sale:
Maturities/calls/repayments	3,455	1,616
Sales	8,011	—
Purchases	(2,513)	(1,749)
Redemptions of bank-owned life insurance	—	1,520
Proceeds from sales of real estate acquired through foreclosure	10,365	2,318
Net cash provided by (used in) investing activities	44,794	(41,009)
Cash flows from financing activities:
Net (decrease) increase in deposits	(30,925)	145,717
Net (decrease) increase in other borrowed funds	(3,911)	11,080
Proceeds from stock issuance, net of costs	10,645	—
Net cash (used in) provided by financing activities	(24,191)	156,797
Increase in cash and cash equivalents	29,792	64,952
Cash and cash equivalents at beginning of period	173,703	67,339
Cash and cash equivalents at end of period	$203,495	$132,291
Supplemental information:
Interest paid on deposits and borrowed funds	$14,620	$17,062
Real estate acquired in satisfaction of loans	$11,823	$16,593
Transfer of loans held for sale to loan portfolio	$—	$500

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and six months

ended June 30, 2010 and 2009 is unaudited)

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

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), and FM Appraisals, LLC (“FM Appraisals”).  All significant intercompany balances and transactions have been eliminated. Events occurring after the date of the financial statements were considered in the preparation of the financial statements.  Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2010.

The consolidated financial statements as of June 30, 2010 and for the six and three months ended June 30, 2010 and 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(2)           Discontinued Operations

In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance, LLC.  Discontinued operations are detailed as follows for the six and three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Interest income	$—	$6,174	$—	$12,178
Interest expense	—	(819)	—	(1,627)
Net interest income	—	5,355	—	10,551
Provision for loan losses	—	(1,484)	—	(2,480)
Noninterest income	—	1,265	—	2,178
Noninterest expenses	—	(4,487)	—	(8,855)
Net income before income taxes	—	649	—	1,394
Income tax expense	—	(256)	(200)	(550)
Net income (loss) from discontinued operations	$—	$393	$(200)	$844

(3)           Securities

The composition of our securities portfolio is as follows:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$3,834	$125	$35	$3,924
Trust preferred securities	15,093	30	4,906	10,217
Equity securities - Banks	965	23	11	977
U.S. government agency notes	2,513	—	4	2,509
U.S. Treasury securities	1,000	4	—	1,004
Corporate obligations	895	94	—	989
Foreign government bonds	350	—	—	350
	$24,650	$276	$4,956	$19,970

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$11,272	$477	$7	$11,742
Trust preferred securities	19,481	47	6,190	13,338
Equity securities - Banks	965	1	54	912
U.S. Treasury securities	999	4	—	1,003
Corporate obligations	877	53	—	930
Foreign government bonds	350	—	—	350
	$33,944	$582	$6,251	28,275
Trading:
Mortgage-backed securities				10,749
				$39,024

Contractual maturities of debt securities at June 30, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Available for Sale:
Due in one year or less	$2,350	$2,354
Due after one year through five years	2,911	3,026
Due after five years through ten years	1,029	973
Due after ten years	13,561	8,716
Mortgage-backed securities	3,834	3,924
	$23,685	$18,993

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities AFS at June 30, 2010:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$1,768	$35	$—	$—	$1,768	$35
Trust preferred securities	840	10	7,644	4,896	8,484	4,906
U.S. government agency notes	1,509	4	—	—	1,509	4
Equity securities - Banks	—	—	70	11	70	11
	$4,117	$49	$7,714	$4,907	$11,831	$4,956

The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net other-than-temporary impairment (“OTTI”) charges on positions in pooled trust preferred collateralized debt obligations of $310,000 and $433,000, respectively, for the three and six months ended June 30, 2010 and $89,000 and $1.8 million, respectively, for the three and six months ended June 30, 2009.

The following shows the activity in OTTI related to credit losses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$6,766	$5,423	$6,643	$5,605
Reduction - cumulative effect of accounting change	—	—	—	(1,898)
Additional OTTI taken for credit losses	310	89	433	1,805
Balance at end of period	$7,076	$5,512	$7,076	$5,512

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

At June 30, 2010, we held securities with an aggregate carrying value (fair value) of $13.1 million that we have pledged as collateral for certain hedging activities, borrowings, government deposits, and customer deposits.

(4)           Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Loans secured by first mortgages on real estate:
Residential	$154,119	$176,084
Commercial	348,538	340,349
Consumer residential construction	43,347	47,689
Commercial construction	81,254	99,562
	627,258	663,684
Commercial loans and lines of credit	79,206	77,474
Loans secured by second mortgages on real estate	124,476	127,011
Consumer	21,441	17,181
Loans secured by deposits and other	4,821	4,598
Total loans	857,202	889,948
Unearned loan fees, net	1,022	1,003
	$858,224	$890,951

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $211,000 and $247,000 as of June 30, 2010 and December 31, 2009, respectively.

In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Beginning balance	$23,194	$14,155	$333	$716	$22,861	$13,439
Additional transfers	—	500	—	—	—	500
Loans moved to real estate acquired through foreclosure	—	(1,018)	—	(6)	—	(1,012)
Charge-offs	(927)	(461)	(30)	(33)	(897)	(428)
Payments/amortization	(69)	(28)	(36)	(86)	(33)	58
Ending balance	$22,198	$13,148	$267	$591	$21,931	$12,557

Information on the activity in transferred loans and related accretable yield is as follows for the six months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Beginning balance	$24,575	$15,441	$423	$831	$24,152	$14,610
Additional transfers	—	500	—	—	—	500
Loans moved to real estate acquired through foreclosure	(281)	(1,218)	(8)	(6)	(273)	(1,212)
Charge-offs	(962)	(1,517)	(33)	(107)	(929)	(1,410)
Payments/amortization	(1,134)	(58)	(115)	(127)	(1,019)	69
Ending balance	$22,198	$13,148	$267	$591	$21,931	$12,557

The following table provides information concerning nonperforming assets and past-due loans:

	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Nonaccruing loans (1)	$49,540	$35,799	$33,045
Real estate acquired through foreclosure	19,560	21,630	29,384
Total nonperforming assets	$69,100	$57,429	$62,429

Loans past-due 90 days or more and accruing	$11,106	$9,224	$16,893

(1) June 30, 2009 includes $2.8 million in Mariner Finance nonaccrual loans

The interest income which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $2.2 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively. The actual interest income recorded on these loans for the six months ended June 30, 2010 and 2009 was approximately $461,000 and $755,000, respectively.

The following tables show the breakout of impaired loans:

	Commercial Loans		Consumer Loans
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2010	2009	2010	2009
Impaired loans with allocated allowance for loan losses	$8,070	$6,482	$8,403	$4,687
Impaired loans with no allocated allowance for loan losses	33,719	27,157	15,214	10,521
	$41,789	$33,639	$23,617	$15,208

The reserve for loan losses for commercial impaired loans was approximately $319,000 at June 30, 2010 and $328,000 at December 31, 2009.  The reserve for loan losses for consumer impaired loans was approximately $278,000 at June 30, 2010 and $405,000 at December 31, 2009.

Troubled debt restructures (“TDRs”), which are loans that have been restructured during the period due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to $27.5 million as of June 30, 2010 and $13.0 million as of December 31, 2009.  Our TDRs are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.

Changes in the allowance for losses on loans are summarized as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$12,003	$15,515	$11,639	$16,777
Provision for loan losses - Bank	4,350	2,860	6,540	6,260
Provision for loan losses - Mariner Finance	—	1,484	—	2,480
Charge-offs (1)	(4,387)	(3,705)	(6,326)	(9,561)
Recoveries (2)	52	164	165	362
Balance at end of period	$12,018	$16,318	$12,018	$16,318

(1) For the three and six months ended June 30, 2009, includes charge-offs of $1.4 million and $2.6 million, respectively, related to Mariner Finance consumer loans.

(2) For the three and six months ended June 30, 2009, includes recoveries of $132,000 and $290,000, respectively, related to Mariner Finance consumer loans.

As of June 30, 2010, we maintained servicing on reverse mortgage loans sold to Fannie Mae of approximately $316.6 million.

At June 30, 2010, we have pledged loans with a carrying value of $162.7 million as collateral for short-term promissory notes and Federal Home Loan Bank (“FHLB”) advances.

(5)           Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related trust preferred securities (“Trust Preferred Securities”) issued at June 30, 2010 and December 31, 2009:

			Trust
			Preferred
	Subordinated		Securities
	Debt Issued		Issued by
	to Trust		Trust		Date of	Optional	Stated
Trust	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	Original Issue	Redemption Date	Maturity
MCT II	$6,186	$10,310	$6,000	$10,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	14,949	14,500	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	5,158	12,380	5,000	12,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	10,310	10,000	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	10,310	10,000	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	5,155	5,000	5,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	—	10,310	—	10,000	December 28, 2005	December 30, 2010	December 30, 2035
	$52,068	$73,724	$50,500	$71,500

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

In February, 2010, the Company executed an Exchange agreement (the “Exchange”) with its Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by MCT II, MCT IV, and MCT VIII.  On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares at $1.15 per share.  Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.380 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  As the Exchange was a related party transaction, the resultant gain of $13.1 million, net of taxes of $7.5 million, was recorded as an addition to additional paid in capital in accordance with FASB guidance.  See Note 6 for additional information regarding the Exchange agreement.

In June, 2010, the Company executed a second Exchange agreement (the “Second Exchange”) with an unaffiliated third party, who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV.   On June 30, 2010, pursuant to the terms of the Second Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share.  Upon completion of the Second Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  The transaction resulted in a gain of $571,000, net of taxes of $387,000.

The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures relating to the Trusts was $415,000 and $834,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively.  In 2009, we elected to defer interest payments on the debentures.  This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

(6)          Capital and Other Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2010 and December 31, 2009, the Bank was “adequately capitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of June 30, 2010 and December 31, 2009 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total capital (to risk-weighted assets):
Consolidated	$93,053	9.4%	$79,296	8.0%	$99,120	10.0%
Bank	95,708	9.7%	78,966	8.0%	98,708	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	46,526	4.7%	39,648	4.0%	59,472	6.0%
Bank	83,539	8.5%	39,483	4.0%	59,225	6.0%
Tier 1 capital (to average second quarter assets):
Consolidated	46,526	3.4%	55,080	4.0%	68,850	5.0%
Bank	83,539	6.1%	54,864	4.0%	68,580	5.0%

As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$37,124	3.6%	$82,070	8.0%	$102,588	10.0%
Bank	92,651	9.1%	81,778	8.0%	102,222	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	18,562	1.8%	41,035	4.0%	61,553	6.0%
Bank	80,946	7.9%	40,889	4.0%	61,333	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	18,562	1.4%	52,703	4.0%	65,879	5.0%
Bank	80,946	6.2%	51,910	4.0%	64,888	5.0%

The Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund (“DIF”), insures deposits of accountholders up to $250,000. The Bank pays an annual premium to provide for this insurance. As part of the Emergency Economic Stabilization Act of 2008 and subsequent regulatory developments, this maximum was raised from $100,000 to $250,000 through December 31, 2013. On July 21, 2010, this increase in coverage to $250,000 per accountholder was made permanent.

The Bank is a member of the FHLB System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing, redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2010, those capital ratios were 3.4%, 4.7%, and 9.4%, respectively, which were in compliance with the minimum requirements, with the exception of the Tier 1 capital to average asset ratio.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Management does not believe that the April Order will have a material impact on the Bank’s financial performance.  Management believes the ultimate successful satisfaction of the September Order’s requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

In April, 2010, we completed the sale of $10.9 million, or 9,484,998 shares of common stock, to participants in a rights offering (“Rights Offering”) and to purchasers in our public offering (“Public Offering”) of common stock.  The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights Offering and the Public Offering.  The Company sold 3,410,082 shares of common stock, totaling $3.9 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $7.0 million in connection with the Public Offering.  The purchase price for all shares purchased was $1.15 per share.

As further described in Note 5, the Exchange agreement with Mr. Hale provided that if the Company completed, by June 30, 2010, a public or private offering of its common stock at a price per share below the per share price at which Mr. Hale converted his ownership interest in trust preferred securities into shares of Company common stock (i.e. below $1.23) per share), then Mr. Hale would be issued additional shares of common stock such that the total shares issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the subsequent  public or private offering.  Shares sold in our April 12, 2010 Rights and Public Offerings were sold at $1.15 per share.  Accordingly, 113,114 additional shares were issued to Mr. Hale on April 12, 2010 in conjunction with those offerings.

See information related to a Second Exchange agreement in Note 5 above.

(7)          Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three- and six-month periods ended June 30, 2010 and 2009, all options were antidilutive and excluded from the computations due to our realized net losses.

Information relating to the calculation of loss per common share is summarized as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2010	2009	2010	2009
Weighted-average share outstanding - basic	16,554,918	6,452,631	11,540,665	6,452,631
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	16,554,918	6,452,631	11,540,665	6,452,631

Net loss from continuing operations	$(4,658)	$(2,802)	$(7,897)	$(6,354)
Net income (loss) from discontinued operations	—	393	(200)	844
Net loss	$(4,658)	$(2,409)	$(8,097)	$(5,510)

Basic:
Net loss from continuing operations	$(0.28)	$(0.43)	$(0.68)	$(0.98)
Net income (loss) from discontinued operations	—	0.06	(0.02)	0.13
Net loss	$(0.28)	$(0.37)	$(0.70)	$(0.85)

Diluted:
Net loss from continuing operations	$(0.28)	$(0.43)	$(0.68)	$(0.98)
Net income (loss) from discontinued operations	—	0.06	(0.02)	0.13
Net loss	$(0.28)	$(0.37)	$(0.70)	$(0.85)

(8)          Comprehensive Loss

Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences which are the result of nonowner changes in equity.  Our nonowner equity changes are comprised of unrealized gains or losses on AFS securities and interest rate swaps that are accumulated with net income (loss) in determining comprehensive income (loss).

Components of our comprehensive loss are as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Net loss	$(4,658)	$(2,409)	$(8,097)	$(5,510)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments (net of tax expense of $0, $0, $0, and $750, respectively)	—	—	—	1,148
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(78), $221, $252, and $(967), respectively)	(115)	326	373	(1,429)
Unrealized holding gains (losses) on swaps arising during the period (net of tax expense (benefit) of $0, $164, $0, and $(221), respectively)	—	243	—	(326)
Reclassification adjustment for net losses on securities (net of tax benefit of $104, $36, $153, and $729, respectively) included in net loss	153	54	226	1,077
Total other comprehensive income	38	623	599	470
Total comprehensive loss	$(4,620)	$(1,786)	$(7,498)	$(5,040)

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

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The plan permits the granting of share options and shares to our directors and key employees.  We recognized stock based compensation costs of $7,000 and $10,000 for the three months ended June 30, 2010 and 2009, respectively and $14,000 and $22,000 for the six months ended June 30, 2010 and 2009, respectively.

During the first half of 2010, we issued warrants to purchase 366,174 shares of common stock in Exchange transactions with Mr. Hale, the Company’s Chairman and CEO and with an unaffiliated third party.  The warrants vested immediately upon issuance.  See additional information on the transactions in Notes 5 and 6.

As of June 30, 2010, options and warrants to purchase 922,328 shares of common stock were fully vested and options to purchase 8,000 shares of common stock vest over a two-year period.  All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the six months ended June 30, 2010 and 2009:

	2010		Weighted-		2009		Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	668,593	$12.20			850,919	$12.09
Granted	366,174	1.15			—	—
Forfeited/cancelled	(104,439)	11.70			(20,000)	12.54
Oustanding at end of year	930,328	7.90	3.8	$—	830,919	12.08	4.2	$—
Exercisable at end of year	922,328	7.92	3.8	$—	810,919	12.24	4.1	$—

The weighted average fair value of the warrants issued for the six months ended June 30, 2010 was $0.74.  There were no options granted or warrants issued in 2009.  The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended June 30:

2010
Dividend yield	—
Expected volatility	92.87%
Risk-free interest rate	2.60%
Expected lives	5 years

There were no options or warrants exercised during 2010 or 2009.

Options and warrants outstanding are summarized as follows at June 30, 2010:

	Options and	Weighted Average	Options and
	Warrants	Remaining	Warrants
	Outstanding	Contractual Life	Exercisable
Exercise Price	(shares)	(in years)	(shares)
$1.09	18,348	5.0	18,348
1.15	347,826	4.7	347,826
4.00	1,200	0.5	1,200
4.15	12,100	7.8	12,100
5.41	2,754	7.5	2,754
5.50	72,250	0.6	72,250
5.70	34,500	7.7	26,500
6.45	400	1.0	400
7.10	2,500	0.8	2,500
7.40	250	1.2	250
9.16	850	1.5	850
9.86	1,350	2.3	1,350
10.45	93,500	1.5	93,500
10.70	650	1.7	650
11.68	127,500	2.5	127,500
11.95	600	2.6	600
12.03	2,500	1.8	2,500
13.00	700	2.8	700
13.33	7,800	6.8	7,800
13.52	3,000	2.8	3,000
16.67	4,800	4.8	4,800
16.70	1,800	5.3	1,800
16.95	2,300	3.3	2,300
17.45	20,750	5.5	20,750
17.77	135,350	4.6	135,350
18.20	4,950	3.8	4,950
18.38	20,900	3.6	20,900
18.94	2,350	6.4	2,350
19.30	6,550	5.8	6,550
	930,328		922,328

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

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of June 30, 2010:

			Significant
			Other	Significant		Total Changes
		Quoted	Observable	Unobservable		In Fair Values
	Carrying	Prices	Inputs	Inputs	Trading	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Gains	Period Earnings
Securities available for sale	19,970	—	18,845	1,125	—	(433	)(1)
Trading securities	—	—	—	—	69	69
Long-term borrowings at fair value	25,331	—	25,331	—	1,261	1,261
Mortgage servicing rights	1,009	—	—	1,009	—	(167)
Interest rate lock commitments (notional amount of $104,088)	105,832	—	105,832	—	—	1,698
Forward contracts to sell mortgage-backed securities (notional amount of $94,000)	92,284	—	92,284	—	—	(4,253)
Warrants	251	—	—	251	—	—

(1) Represents net OTTI charges taken on certain Level 3 securities

Securities available for sale

The fair value of securities AFS is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

During the three months ended June 30, 2010, we determined that, based on our most recent estimate of cash flows, OTTI had occurred with respect to two of our pooled trust preferred securities.  The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  The credit loss estimated under this method that was charged to operating earnings totaled $310,000 and $433,000 for the three and six months ended June 30, 2010, respectively, and $89,000 and $1.8 million for the three and six months ended June 30, 2009, respectively.

The tables later in this Note show details concerning assumptions used to determine credit- and noncredit-related losses and other details on our pooled trust preferred securities.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2010, $1.1 million ($10.9 million par value) of our securities AFS (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		Remaining				(2)
		Par	Current Rating/Outlook (1)			Auction	(3)
(dollars in thousands)	Class	Value	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML+ 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML+ 1.2%
MM Community Funding	B	2,500	Ca	C	08/01/2031	N/A	6ML+ 3.1%
MM Community Funding IX	B-1	2,500	Caa3	C	05/01/2033	N/A	3ML+ 1.8%

(1)	Ratings as of June 30, 2010
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

	Key Model Assumptions Used In Pricing
	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3) (6)	Premium (4)	MTM Adj (5) (6)
ALESCO Preferred Funding VII	36.0%	6.2%	$38.38	12.00%	$31.68
ALESCO Preferred Funding XI	36.0%	4.0%	45.82	12.00%	39.20
MM Community Funding	55.0%	19.1%	53.44	12.00%	32.62
MM Community Funding IX	45.0%	12.5%	51.09	12.00%	42.68

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of June 30, 2010. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100

	Model	Fair Value
	Result (1)	(in thousands)
ALESCO Preferred Funding VII	$6.70	$67
ALESCO Preferred Funding XI	6.62	327
MM Community Funding	20.82	521
MM Community Funding IX	8.41	210
		$1,125

(1) Price per $100

Long-Term Borrowings

We record certain long-term borrowings at fair value due to their price and maturity characteristics and their relationship to assets measured at fair value.  Fair values are determined by discounting the carrying values using a cash flow approach based on market rates.

Servicing Rights

As of June 30, 2010, mortgage servicing rights (“MSRs”) were classified as Level 3.  We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs as of June 30, 2010 follows (dollars in thousands):

Fair value of MSRs	$1,009
Weighted-average life (in years) (1)	3.4
Discount rate	6.75%
Option-adjusted spread (“OAS”)	2.75%

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

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30:

	2010			2009
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs
Balance at beginning of period	$1,302	$1,086	$238	$1,952	$1,227
Originated MSRs	—	—	—	—	184
Warrants issued	—	—	13	—	—
MSR amortization	—	(73)	—	—	(75)
Total realized losses included in other comprehensive income	(310)	(4)	—	(89)	(11)
Total unrealized gains included in other comprehensive income	133	—	—	228	—
Balance at end of period	$1,125	$1,009	$251	$2,091	$1,325

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30:

	2010			2009
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs
Balance at beginning of period	$1,432	$1,176	$—	$2,507	$1,081
Originated MSRs	—	—	—	—	378
Warrants issued	—	—	251	—	—
MSR amortization	—	(155)	—	—	(121)
Total realized losses included in other comprehensive income	(433)	(12)	—	(1,805)	(13)
Total realized losses recaptured through retained deficit as cumulative effect of accounting change	—	—	—	1,898	—
Total unrealized gains (losses) included in other comprehensive income	126	—	—	(509)	—
Balance at end of period	$1,125	$1,009	$251	$2,091	$1,325

There were no transfers between any of Levels 1, 2, and 3 for the three and six months ended June 30, 2010 or June 30, 2009.

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

Warrants

As of June 30, 2010, certain warrants were classified as Level 3.  See Note 9 for information related to the calculation of fair value of the warrants.

Financial Instruments Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of June 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$65,406	$—	$—	$65,406
Real estate acquired through foreclosure	19,560	—	—	19,560
Loans held for sale	115,600	—	115,600	—

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. If management determines that it is probable the loan will proceed to foreclosure, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. Therefore, no specific reserve will be recorded for these impaired loans. Total impaired loans had a carrying value of $65.4 million as of June 30, 2010 with specific reserves of $597,000.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $19.6 million as of June 30, 2010 and $21.6 million as of December 31, 2009.  During the first half of 2010, we added $11.8 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $3.5 million.  We disposed of $10.4 million of foreclosed properties.

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

	June 30, 2010
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value
Assets:
Cash and cash equivalents	$203,495	$203,495
Loans receivable	858,224	861,097
Restricted stock investments	7,934	7,934
Liabilities:
Deposits	1,115,579	1,133,368
Long- and short-term borrowings	92,191	95,256
Junior subordinated deferrable interest debentures	52,068	32,052

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

The following table presents certain information regarding our business segments:

For the six month period ended June 30, 2010:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$25,817	$1,880	$27,697
Interest expense	13,624	222	13,846
Net interest income	12,193	1,658	13,851
Provision for loan losses	2,497	4,043	6,540
Net interest income (loss) after provision for loan losses	9,696	(2,385)	7,311
Noninterest income	7,419	4,504	11,923
Noninterest expense	28,898	4,529	33,427
Net intersegment income	640	(640)	—
Net loss before income taxes	$(11,143)	$(3,050)	$(14,193)
Total assets	$1,226,559	$115,600	$1,342,159

For the six month period ended June 30, 2009:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking (1)	Total
Interest income	$27,249	$2,482	$29,731
Interest expense	15,596	1,435	17,031
Net interest income	11,653	1,047	12,700
Provision for loan losses	5,035	1,225	6,260
Net interest income (loss) after provision for loan losses	6,618	(178)	6,440
Noninterest income	6,251	9,065	15,316
Noninterest expense	24,945	7,980	32,925
Net intersegment income	324	(324)	—
Net (loss) income before income taxes	$(11,752)	$583	$(11,169)
Total assets	$1,342,820	$117,242	$1,460,062

(1) Includes $5.379 million in total expenses (included in interest expense, provision for loan losses, and noninterest expenses) related primarily to residential mortgage loans originated prior to 2008 from the Company’s former wholesale division.  Excluding those expenses, the mortgage-banking segment would have realized net income before income taxes of $5.962 million.

(12)       Recent Accounting Pronouncements

Pronouncements Adopted

In June 2009, the FASB issued new guidance under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued new guidance under ASC 810, Consolidation, which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our financial condition or results of operation.

Pronouncements Not Yet Effective

In April 2010,  the FASB issued new guidance under ASC 310, Receivables:  Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  The new guidance states that refinancing or restructuring the loan does not make it eligible for removal from the pool. This guidance is effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010, or later.  The adoption of this guidance is not expected to have a material impact on our financial condition or results of operation.

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

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiaries:  First Mariner Bank (the “Bank”) and FM Appraisals, LLC (“FM Appraisals”).  The Company had over 780 employees (approximately 678 full-time equivalent employees) as of June 30, 2010.

The Bank, which is the largest operating subsidiary of First Mariner Bancorp with assets exceeding $1.3 billion as of June 30, 2010, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.  Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.

Next Generation Financial Services (“NGFS”), a division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States.  NGFS originates reverse mortgage loans for sale to unaffiliated parties.  The Bank does not originate any reverse mortgage loans for its portfolio, but does retain the servicing rights on reverse mortgage loans originated by NGFS and sold to Fannie Mae.  The Bank has entered into a profit sharing agreement with a private company related to NGFS, which may result in the acquisition of NGFS if certain requirements are satisfied by the end of the first quarter of 2011.   The closing of the transaction is subject to numerous conditions, including, without limitation, that the parties obtain consents and approvals from certain lenders and governmental agencies that license and supervise the Bank.  Accordingly, there can be no assurance that the closing will occur when expected, if at all.  The Bank does not anticipate any benefit that results from a sale of NGFS to be material.

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

A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more likely than not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon us generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Given the nature of our deferred tax assets, management determined no valuation allowance was required at June 30, 2010.

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

Financial Condition

At June 30, 2010, our total assets were $1.3 billion compared to $1.4 billion at December 31, 2009, a decrease of 3.1%.  Earning assets decreased $42.6 million or 4.0% to $1.0 billion at June 30, 2010 from $1.1 billion at December 31, 2009.  We sold all of our trading securities and $8.0 million of our securities AFS during the second quarter of 2010, partially offset by purchases of securities AFS of $2.5 million.  We experienced decreases in loans receivable (-$32.7 million) and loans held for sale (-$6.5 million), partially offset by growth in cash and due from banks (+$14.1 million) and federal funds sold and interest-bearing deposits (+$15.7 million).  Capital increased (+$15.9 million) due to the completion of a stock offering and exchanges of certain trust preferred securities during the second quarter of 2010, which were partially offset by a reduction in deposits (-$30.9 million) and total borrowings (-$26.2 million).  During 2010 and exp, we executed two exchange transactions with third parties, which reduced our junior subordinated deferrable interest debentures by $21.7 million.  See discussion below under “Borrowings” for details of the exchange transactions.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  As of June 30, 2010, we held $20.0 million in securities classified as AFS. We sold our remaining trading securities during the second quarter of 2010.  As of December 31, 2009, we held $10.7 million in securities classified as trading and $28.3 million in securities classified as AFS.

AFS securities decreased $8.3 million from December 31, 2009.  During the second quarter of 2010, we sold $8.0 million in securities AFS for a net gain on the sales of $54,000.  We recorded $433,000 in net OTTI charges related to four pooled trust preferred securities during the first six months of 2010, compared to $1.8 million in net OTTI charges for the same period in 2009.  Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $4.7 million at June 30, 2010 compared to a net unrealized loss of $5.7 million at December 31, 2009.

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

All of the remaining securities that are temporarily impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased.  We have the intent to hold these securities to maturity and it is not more likely than not that we will be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

Our securities AFS portfolio composition is as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Mortgage-backed securities	$3,924	$11,742
Trust preferred securities	10,217	13,338
U.S. government agency notes	2,509	—
U.S. Treasury securities	1,004	1,003
Corporate obligations	989	930
Equity securities - Banks	977	912
Foreign government bonds	350	350
	$19,970	$28,275

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Commercial loans and lines of credit	$79,386	$77,634
Commercial construction	81,230	99,490
Commercial mortgages	348,102	339,794
Consumer residential construction	42,987	47,379
Residential mortgages	154,155	176,159
Consumer	152,364	150,495
Total loans	$858,224	$890,951

Total loans decreased $32.7 million during the first six months of 2010.  We experienced lower balances in commercial and consumer residential construction balances (-$18.2 million and -$4.4 million, respectively) and residential mortgage loans (-$22.0 million).  Consumer loans increased (+$1.9 million) as did commercial mortgage loans (+$8.3 million) and commercial loans and lines of credit (+$1.8 million).  During the first six months of 2010, we reduced our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $42.1 million represents loans made to borrowers for the development of residential real estate as of June 30, 2010.  This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2009 and the first half of 2010 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Raw residential land	$6,933	$6,946
Residential subdivisions	13,334	17,708
Single residential lots	5,176	5,228
Single family construction	6,337	6,940
Townhome construction	1,036	1,785
Condominium unit construction	952	956
Multi-family unit construction	8,356	9,888
	$42,124	$49,451

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower to meet its obligations and entails both general risks, which are inherent in the process of lending, and risks specific to individual borrowers.  Our credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type.

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

The allowance consists of three elements: (1) specific reserves and valuation allowances for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, adjusted to account for management’s assessment of current conditions and credit risk concentrations; and (3) unallocated reserves. Combined specific reserves and general reserves by loan type are considered allocated reserves. All outstanding loans are considered in evaluating the adequacy of the allowance.

Commercial

Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  In general, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements.  However, any improvements in operating cash flows can be offset by the impact of rising interest rates that could occur during improved  economic times.  Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type, collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

The process of establishing the allowance with respect to our commercial loan portfolio begins when a loan officer initially assigns each loan a risk rating, using established credit criteria. Approximately 50% of our risk grades are subject to review and validation annually by an independent consulting firm, as well as periodically by our internal credit review function.  Our methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans (both commercial and consumer) include nonaccrual loans and troubled debt restructure (“TDR”) loans.  Such a loan is not considered impaired during a minimal period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a minimal period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at June 30, 2010 and December 31, 2009 totaled $41.8 million and $33.6 million, respectively. The reserve for loan losses for impaired commercial loans was approximately $319,000 at June 30, 2010 and $328,000 at December 31, 2009 and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

The allowance for impaired loans (both commercial and consumer) represents the fair value deficiencies for those loans for which the estimated fair value of the collateral or the present value of expected future cash flows was less than our carrying amount of the loan as of June 30, 2010 and December 31, 2009.  In establishing a loan’s estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value.  While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the real estate market, or changes in market values of those loans which are liquidated.

Not all of the loans newly classified as impaired since December 31, 2009 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.

Consumer

Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals.  Generally, consumer loans are segregated into homogeneous pools with similar risk characteristics.  Trends such as delinquency and loss and current economic conditions in consumer loan pools are analyzed and historical loss experience, is adjusted accordingly.  Quantitative and qualitative adjustment factors for the different consumer portfolios are consistent with those for the commercial portfolios.  Consumer loans which are greater than 120 days past due are generally charged off.

Consumer loans we consider impaired at June 30, 2010 and December 31, 2009 totaled $23.6 million and $15.2 million, respectively.  The reserve for loan losses for impaired consumer loans amounted to $278,000 at June 30, 2010 and $405,000 at December 31, 2009.

We place impaired consumer loans on nonaccrual status as deemed necessary by relevant circumstances.  Once a loan is placed on nonaccrual, it remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current.  All payments made on nonaccrual loans are applied to the principal balance of the loan.

Residential Mortgage Loans

As with the other consumer loans, residential mortgage loans are analyzed as pools with historical loss rates applied.  Loans delinquent greater than 90 days are individually reviewed and assessed for accrual status and the need for specific reserves.

In accordance with the FASB’s guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $20.5 million in first-lien mortgage loans and $1.4 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively at June 30, 2010.  We maintained $22.4 million in transferred first-lien mortgage loans and $1.7 million in transferred second-lien mortgage loans at December 31, 2009.

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems.  Executive management reviews these conditions quarterly.  We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in applying the risk grading criteria, analyzing the quality of individual loans, and assessing collateral values can also contribute to undetected, but probable, losses.

Our total allowance at June 30, 2010 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$12,003	$15,515	$11,639	$16,777
Loans charged off:
Commercial loans and lines of credit	—	(284)	—	(517)
Commercial construction	(671)	(688)	(864)	(2,228)
Commercial mortgages	(184)	(252)	(454)	(304)
Consumer residential construction	(164)	(269)	(285)	(816)
Residential mortgages	(2,327)	(444)	(3,131)	(1,888)
Consumer (1)	(1,041)	(1,768)	(1,592)	(3,808)
Total loans charged off	(4,387)	(3,705)	(6,326)	(9,561)
Recoveries:
Commercial loans and lines of credit	—	—	—	—
Commercial construction	—	—	—	—
Commercial mortgages	—	4	—	4
Consumer residential construction	—	—	—	—
Residential mortgages	26	1	89	1
Consumer (2)	26	159	76	357
Total recoveries	52	164	165	362
Net charge-offs	(4,335)	(3,541)	(6,161)	(9,199)
Provision for loan losses - Bank	4,350	2,860	6,540	6,260
Provision for loan losses - Mariner Finance	—	1,484	—	2,480
Allowance for loan losses, end of period	$12,018	$16,318	$12,018	$16,318
Loans (net of premiums and discounts):
Period-end balance	$858,224	$997,130	$858,224	$997,130
Average balance during period	860,092	891,709	872,838	887,062
Allowance as a percentage of period-end loan balance	1.40%	1.64%	1.40%	1.64%
Percent of average loans:
Provision for loan losses (3)	2.03%	1.29%	1.51%	1.42%
Net charge-offs	2.02%	1.59%	1.42%	2.09%

(1)          For the three and six months ended June 30, 2009, includes charge-offs of $1.4 million and $2.6 million, respectively, related to Mariner Finance consumer loans.

(2)          For the three and six months ended June 30, 2009, includes recoveries of $132,000 and $290,000, respectively, related to Mariner Finance consumer loans.

(3)          For the three and six months ended June 30, 2009, includes only the provision related to the Bank.

The following table summarizes our allocation of allowance by loan type:

	June 30, 2010			December 31, 2009
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial loans and lines of credit	$877	7.3%	9.3%	$817	7.0%	8.7%
Commercial construction	1,458	12.1%	9.5%	1,647	14.1%	11.2%
Commercial mortgages	3,358	27.9%	40.6%	3,336	28.7%	38.1%
Consumer residential construction	217	1.8%	5.0%	293	2.5%	5.3%
Residential mortgages	1,861	15.5%	18.0%	2,062	17.7%	19.8%
Consumer	1,145	9.5%	17.6%	882	7.6%	16.9%
Unallocated	3,102	25.9%	—	2,602	22.4%	—
Total	$12,018	100.0%	100.0%	$11,639	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $12.0 million and $11.6 million as of June 30, 2010 and December 31, 2009, respectively.  The changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2010, included an increase in the unallocated allowance to reflect negative market trends and other qualitative factors.  Recent economic conditions have had a broad impact on our loan portfolio as a whole.  While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures that our borrowers are experiencing.

The provision for loan losses recognized to maintain the allowance was $4.4 million and $6.5 million for the three and six months ended June 30, 2010, respectively, compared to $4.3 million ($1.5 million of which was attributable to Mariner Finance) and $8.7 million ($2.5 million of which was attributable to Mariner Finance), respectively, for the same periods in 2009.  We recorded net charge-offs of $6.2 million during the first six months of 2010 compared to net charge-offs of $9.2 million for the same period in 2009.  We experienced decreased charge-offs in most loan categories, with the exception of residential mortgage loans, for which we recognized $3.1 million in charge-offs during 2010 compared to $1.9 million in charge-offs in 2009 and commercial mortgages, for which we recognized $454,000 and $304,000 in charge-offs for the six months ended June 30, 2010 and 2009, respectively. During the first six months of 2010, annualized net charge-offs as compared to average loans outstanding decreased to 1.42%, compared to 2.09% during the same period of 2009.

Our allowance as a percentage of outstanding loans has decreased from 1.64% as of June 30, 2009 to 1.40% as of June 30, 2010, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.  Our allowance for loan losses as of June 30, 2009 included $4.8 million for Mariner Finance.  Charge-offs and transfers to real estate acquired through foreclosure continued to be significant during the first half of 2010.  Management believes the allowance for loan losses is adequate as of June 30, 2010.

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

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 5.15% at June 30, 2010, 4.15% at December 31, 2009, and 4.28% at June 30, 2009.  While there was an increase in nonperforming loans during the quarter, the Bank has seen an improvement in its delinquency rates. Total 30-89 day delinquencies were $27.4 million as of June 30, 2010, which was a decrease of $42.3 million, or 60.7%, since March 31, 2010.

The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	June 30,	December 31,	June 30,
(dollars in thousands)	2010	2009	2009
Nonaccruing loans:
Commercial loans and lines of credit	$959	$535	$321
Commercial construction	10,144	10,992	12,100
Commercial mortgages	21,145	9,773	5,724
Consumer residential construction	2,094	3,815	2,838
Alt A first- and second-lien mortgages (1)	2,476	3,114	3,922
Other residential mortgages	11,432	6,219	3,353
Other consumer (2)	1,290	1,351	4,787
	49,540	35,799	33,045
Real estate acquired through foreclosure:
Commercial loans and lines of credit	—	—	—
Commercial construction	10,086	9,347	7,889
Commercial mortgages	1,734	4,112	4,429
Consumer residential construction	5,402	4,203	6,743
Alt A first- and second-lien mortgages (1)	1,336	1,858	6,179
Other residential mortgages	933	240	2,224
Other consumer	69	1,870	1,920
	19,560	21,630	29,384
Total nonperforming assets	$69,100	$57,429	$62,429

Loans past-due 90 days or more and accruing:
Commercial loans and lines of credit	$867	$499	$522
Commercial construction	—	—	2,667
Commercial mortgages	6,480	3,886	8,120
Consumer residential construction	—	—	1,496
Alt A first- and second-lien mortgages (1)	—	65	672
Other residential mortgages	3,367	4,642	2,899
Other consumer	392	132	517
	$11,106	$9,224	$16,893

(1)  Alt A loans are high loan-to-value/low documentation loans

(2)  June 30, 2009 includes $2.8 million in Mariner Finance nonaccrual loans

Nonaccrual loans increased $13.7 million from December 31, 2009 to June 30, 2010.  The commercial loans and lines of credit nonaccrual balance, which increased $424,000 over the December 31, 2009 amount, consisted of three loans, with the largest balance amounting to $499,000.  All of these loans were placed on nonaccrual during 2010.  Of the $535,000 in nonaccrual commercial loans as of December 31, 2009, one loan in the amount of $293,000 was placed on accrual status during 2010 and the other loan in the amount of $242,000 was paid off.

The commercial mortgage loan nonaccrual balance consisted of 21 loans, with the largest balance amounting to $4.6 million.  We placed 11 commercial mortgage loans in the amount of $14.4 million (including the largest loan mentioned above) on nonaccrual during 2010.  In 2010, we transferred two nonaccrual commercial mortgage loans totaling $696,000 to real estate acquired through foreclosure and placed $1.5 million in commercial mortgage loans back on accrual status.

The other residential mortgage nonaccrual balance consisted of 33 loans, with the largest balance amounting to $2.6 million.  We placed $6.7 million of these loans on nonaccrual status during 2010.  In addition, during 2010, we transferred $474,000 in nonaccrual other residential mortgage loans to real estate acquired through foreclosure.  $665,000 in loans on nonaccrual status as of December 31, 2009 were paid off during 2010.

The commercial construction nonaccrual balance, which decreased $848,000 from the December 31, 2009 amount, consisted of eleven loans, with the largest balance amounting to $4.9 million.  We placed seven additional commercial construction loans, including the largest loan mentioned above, in the amount of $8.2 million on nonaccrual during 2010.  In addition, during 2010, we transferred four commercial construction nonaccrual loans for $8.4 million to real estate acquired through foreclosure and placed

$203,000 of such loans back on accrual status.

Consumer residential construction nonaccrual loans declined by $1.7 million since December 31, 2009.  This balance consisted of five loans, with the largest balance amounting to $973,000.  One of these loans in the amount of $408,000 was placed on nonaccrual during 2010.  In addition, during 2010, we transferred two nonaccrual consumer residential construction loans for $1.6 million to real estate acquired through foreclosure and charged off $357,000 of such loans.

Real estate acquired through foreclosure decreased $2.1 million compared to December 31, 2009 due to write-downs and disposals of properties. We recorded write-downs and losses of $3.5 million and disposed of $10.4 million on real estate acquired through foreclosure during the first six months of 2010.  We foreclosed on $11.8 million in additional properties during the first half of 2010.

Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $9.2 million at December 31, 2009 to $11.1 million as of June 30, 2010, primarily due to increased delinquent commercial mortgage loans.  The commercial mortgage loan total of $6.5 million consists of six loans, the largest of which amounted to $2.4 million. The commercial loans and lines of credit total consists of four loans, the largest of which amounted to $629,000.

TDRs, which are loans that have been restructured during the period due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to $27.5 million as of June 30, 2010 and $13.0 million as of December 31, 2009.  Our TDRs are generally reviewed individually, at the time of restructure, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.

Deposits

Deposits totaled $1.1 billion at June 30, 2010, decreasing $30.9 million or 2.7% from the December 31, 2009 balance of $1.2 billion.  We experienced decreases in all deposit categories with the exception of regular savings deposits, which increased $4.4 million over the December 31, 2009 level. During the first half of 2010, approximately $50 million in brokered time deposits matured.  The loss of these deposits was slightly mitigated by successes in our nonbrokered national deposit campaign, which brought in approximately $65.0 million in new time deposits during 2010.  We experienced additional decreases in time deposits and in other deposit types as customers moved funds out of time deposits and into savings accounts or out of the Bank in search of higher-yielding products.  The deposit breakdown is as follows:

	June 30, 2010		December 31, 2009
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$149,321	13.3%	$169,643	14.8%
Regular savings deposits	57,693	5.2%	53,311	4.6%
Time deposits	801,855	71.9%	811,358	70.8%
Total interest-bearing deposits	1,008,869	90.4%	1,034,312	90.2%
Noninterest-bearing demand deposits	106,710	9.6%	112,192	9.8%
Total deposits	$1,115,579	100.0%	$1,146,504	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of June 30, 2010, our core deposits were $404.3 million.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at June 30, 2010.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $59.3 million and $95.7 million at June 30, 2010 and December 31, 2009, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building.  The amortized cost of long-term FHLB advances totaled $50.0 million and $85.0 million at June 30, 2010 and December 31, 2009, respectively; however, $25.0 million and $60.0 million of the advances at June 30, 2010 and December 31, 2009, respectively, are recorded at fair value ($25.3 million at June 30, 2010 and $61.6 million at December 31, 2009) in accordance with FASB guidance, making the total carrying amount of long-term FHLB advances $50.3 million at June 30, 2010 and $86.6 million at December 31, 2009.  During the first half of 2010, $35.000 million in long-term FHLB advances that were recorded at fair value matured and were replaced with $35.0 million in short-term FHLB advances that are not recorded at fair value.  As of June 30, 2010 and December 31, 2009, the balance on the mortgage loan was $9.0 million and $9.1 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings increased from $26.4 million at December 31, 2009 to $58.2 million at June 30, 2010.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures as of June 30, 2010 totaled $52.1 million and as of December 31, 2009 totaled $73.7 million.

In February, 2010, the Company executed an Exchange agreement (the “Exchange”) with its Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by Mariner Capital Trust (“MCT”) II, MCT IV, and MCT VIII.  On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares at $1.15 per share.  Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.380 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  As the Exchange was a related party transaction, the resultant gain of $13.1 million, net of taxes of $7.5 million, was recorded as an addition to additional paid in capital in accordance with FASB guidance.  See “Capital Resources” later in this section for additional information regarding the Exchange agreement.

In June, 2010, the Company executed a second Exchange agreement (the “Second Exchange”) with a third party unaffiliated with the Company at the time of the Second Exchange, who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV.  On June 30, 2010, pursuant to the terms of the Second Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share.  Upon completion of the Second Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  The transaction resulted in a gain of $571,000, net of taxes of $387,000.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $15.3 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $34.4 million of the remaining Trust Preferred Securities qualify as Tier II capital at June 30, 2010.  The total amount of our Trust Preferred Securities allowable as part of capital was limited to $49.7 million as of June 30, 2010.

Capital Resources

Stockholders’ equity increased $15.9 million in the first six months of 2010 to $42.9 million from $27.0 million as of December 31, 2009.

Common stock and additional paid-in-capital increased by $23.4 million due to stock offerings and debt exchange transactions completed during the second quarter of 2010.  In April, 2010, we completed the sale of $10.9 million, or 9,484,998 shares of common stock, to participants in a rights offering (“Rights Offering”) and to purchasers in our public offering (“Public Offering”) of common stock.  The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights

Offering and the Public Offering.  The Company sold 3,410,082 shares of common stock, totaling $3.9 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $7.0 million in connection with the Public Offering.  The purchase price for all shares purchased was $1.15 per share.  In addition to the aforementioned stock offerings, we completed two debt exchange transactions as described under “Borrowings” above.  We did not repurchase any common stock during 2010, nor was any stock issued through the employee stock purchase plan.

Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $599,000.  Retained deficit increased by the net loss of $8.1 million for the first six months of 2010.

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

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2010	2009	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	3.4%	1.4%	4.0%
The Bank	6.1%	6.2%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	4.7%	1.8%	4.0%
The Bank	8.5%	7.9%	4.0%
Total capital to risk-weighted assets:
Consolidated	9.4%	3.6%	8.0%
The Bank	9.7%	9.1%	8.0%

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing, redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2010, those capital ratios were 3.4%, 4.7%, and 9.4%, respectively, which were in compliance with the minimum requirements, with the exception of the Tier 1 capital to average asset ratio.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Management does not believe that the April Order will have a material impact on the Bank’s financial performance.  Management believes the ultimate successful satisfaction of the September Order’s requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

As further described under “Borrowings” above, the Exchange agreement with Mr. Hale provided that if the Company completed, by June 30, 2010, a public or private offering of its common stock at a price per share below the per share price at which Mr. Hale converted his ownership interest in trust preferred securities into shares of Company common stock (i.e. below $1.23) per share), then Mr. Hale would be issued additional shares of common stock such that the total shares issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the subsequent  public or private offering.  Shares sold in our April 12, 2010 Rights and Public Offerings were sold at $1.15 per share.  Accordingly, 113,114 additional shares were issued to Mr. Hale on April 12, 2010 in conjunction with those offerings.

See additional information related to a Second Exchange agreement under “Borrowing” above.

Results of Operations

Net Loss

Six Months Ended June 30:

For the six months ended June 30, 2010, we realized a net loss from continuing operations of $7.9 million compared to a net loss from continuing operations of $6.4 million for the six month period ended June 30, 2009.  Basic and diluted losses per share from continuing operations for the first six months of 2010 and 2009 totaled $(0.68) and $(0.98), respectively.  Discontinued operations contributed $200,000 in losses and $844,000 in income for the six months ended June 30, 2010 and 2009, respectively.  Our net loss was $8.1 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively.  Net losses for both six month periods were primarily the result of the provisions for loan losses taken, combined with the charge-offs recorded, during each period.

Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the six months ended June 30, 2010 was (1.18)% compared to (0.80)% for the corresponding period in 2009. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the six months ended June 30, 2010 was (44.83)% compared to (24.03)% for the corresponding period in 2009.  All profitability indicators were significantly affected by our net losses.

Three months Ended June 30:

For the three months ended June 30, 2010, net losses from continuing operations totaled $4.7 million compared to net losses of $2.8 million for the three month period ended June 30, 2009.  Basic and diluted losses per share from continuing operations for the first three months of 2010 and 2009 totaled $(0.28) and $(0.43), respectively.  Discontinued operations contributed $393,000 in income for the three months ended June 30, 2009.  Our net loss was $4.7 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively.  Our return on average assets (annualized) for the three months ended June 30, 2010 was (1.34)% compared to (0.69)% for the corresponding period in 2009 and our return on average equity (annualized) for the three months ended June 30, 2010 was (40.93)% compared to (21.71)% for the corresponding period in 2009.

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

Six Months Ended June 30:

Net interest income for the first six months of 2010 totaled $13.9 million, an increase of $1.2 million over $12.7 million for the six months ended June 30, 2009. The increase in net interest income during the first half of 2010 was primarily due to a decrease in the rate paid on interest-bearing liabilities from 3.06% for the six months ended June 30, 2009 to 2.27% for the six months ended June 30, 2010, partially offset by a decrease in the volume of earning assets. The impact of these items increased the net interest margin to 2.73% from 2.25%.

Interest income

Total interest income decreased by $2.0 million for the six months ended June 30, 2010 due primarily to the decreased volume of interest-earning assets, from $1.1 billion for the six months ended June 30, 2009 to $1.0 billion for the six months ended June 30, 2010.  Yields on earning assets for the period increased slightly to 5.51% from 5.34%, as interest income was less affected by interest reversals on nonaccrual loans compared to 2009, as evidenced by the increased yield on consumer residential construction loans, which type was significantly affected by the effects of nonaccrual loans in the past.

Average loans outstanding decreased by $14.2 million.  We experienced decreases in commercial loans and lines of credit (-$13.3 million) and commercial and consumer construction loans (-$12.6 million and -$20.1 million, respectively), which were partially offset by increases in commercial mortgages (+$10.5 million), residential mortgages (+$19.2 million), and consumer loans (+$2.1 million).

The decrease in commercial loans was primarily due to management’s decision to reduce this type of loan origination to improve asset quality given the current economic environment.  The decrease in both commercial and consumer residential construction loans was due to the deterioration of the real estate market, which has led to the reduction of new construction as well as foreclosures. The increase in residential mortgage loans was due primarily to increased portfolio lending activity. The increase in commercial mortgages was due to lower loan runoff.  Average loans held for sale decreased $20.9 million, due to both a lower volume and faster execution of loans sales to investors in 2010.  Average securities decreased by $18.3 million, due primarily to sales of securities (both trading and AFS) of $18.1 million.

Interest expense

Interest expense decreased by $3.2 million to $13.8 million for the six months ended June 30, 2010, compared to $17.0 million for the same period in 2009.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 3.06% for the six months ended June 30, 2009 to 2.27% for the six months ended June 30, 2010, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 2.87% in 2009 to 2.13% in 2010 was driven primarily by decreases in the rates on savings accounts, money market accounts, and certificates of deposit, partially offset by slight increases in the rates on NOW accounts.  Average interest-bearing deposits increased by $152.6 million primarily due to an increase in the volume of time deposits, including time deposits placed through our national nonbrokered time deposit program.  A decrease in average borrowings of $38.8 million was due primarily to the cancellation of certain junior subordinated deferrable interest debentures through two exchanges  (see “Borrowings” above).  We experienced a decrease in the cost of borrowed funds from 3.83% for the six months ended June 30, 2009 to 3.07% for the same period in 2010 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

Three Months Ended June 30:

Net interest income for the second quarter of 2010 totaled $6.9 million, a slight increase of $131,000 over $6.8 million for the second quarter of 2009. The increase in net interest income during the second quarter of 2010 was primarily due to a decrease in the rate paid on interest-bearing liabilities from 2.96% for the three months ended June 30, 2009 to 2.14% for the three months ended June 30, 2010, partially offset by an increase in the volume of interest-bearing liabilities. The impact of these items increased the net interest margin to 2.75% from 2.41%.

Interest income

Total interest income decreased by $1.7 million for the three months ended June 30, 2010 due primarily to the decreased volume of interest-earning assets, from $1.1 billion for the three months ended June 30, 2009 to $996.8 million for the three months ended June 30, 2010.  Yields on earning assets for the period decreased slightly to 5.38% from 5.40%.

Average loans outstanding decreased by $31.6 million.  We experienced decreases in commercial loans and lines of credit (-$13.1 million) and commercial and consumer construction loans (-$18.5 million and -$20.3 million, respectively), which were partially offset by increases in commercial mortgages (+$7.8 million), residential mortgages (+$10.2 million), and consumer loans (+$2.1 million).

The decrease in commercial and construction loans was due to management’s decision to reduce these types of loan origination to improve asset quality given the current economic environment and the deterioration of the real estate market, respectively.  The increase in residential mortgage loans was due primarily to increased portfolio lending activity and the increase in commercial mortgages was due to lower loan runoff.  Average loans held for sale decreased $25.4 million, due to lower volume and faster execution of loans sales to investors.  Average securities decreased by $23.7 million, due primarily to sales of securities (both trading and AFS) of $18.1 million, normal principal repayments on mortgage-backed securities, and deteriorations in value of certain securities, primarily trust preferred securities, due to the current economic conditions.

Interest expense

Interest expense decreased by $1.9 million to $6.5 million for the three months ended June 30, 2010, compared to $8.4 million for the same period in 2009.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.96% for the three months ended June 30, 2009 to 2.14% for the three months ended June 30, 2010, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 2.78% in 2009 to 2.07% in 2010 was driven by decreases in the rates on savings accounts, money market accounts, and certificates of deposit, partially offset by slight increases in the rates on NOW accounts.  Average interest-bearing deposits increased by $149.1 million primarily due to increased time deposits from our national nonbrokered time deposit program.  A decrease in average borrowings of $51.2 million was due to the cancellation of certain junior subordinated deferrable interest debentures (see “Borrowings” above).  We experienced a decrease in the costs of borrowed funds from 3.73% for the three months ended June 30, 2009 to 2.54% for the same period in 2010 due to the decline in variable-rate trust preferred security costs and lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Six Months Ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)(3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$78,678	$2,055	5.19%	$91,989	$2,433	4.95%
Commercial construction	91,753	2,350	5.09%	104,349	2,690	5.10%
Commercial mortgages	337,777	10,487	6.18%	327,285	11,062	6.69%
Consumer residential construction	45,731	1,327	5.83%	65,801	1,708	5.21%
Residential mortgages	165,541	4,615	5.58%	146,343	4,424	6.05%
Consumer	153,358	3,547	4.65%	151,295	3,353	4.44%
Total loans	872,838	24,381	5.57%	887,062	25,670	5.72%
Loans held for sale	76,292	1,880	4.93%	97,162	2,482	5.11%
Securities, trading and AFS	32,658	1,174	7.19%	51,005	1,537	6.03%
Interest-bearing deposits	13,622	256	3.76%	58,698	42	0.14%
Restricted stock investments, at cost	7,934	6	0.14%	7,603	—	—

Total earning assets	1,003,344	27,697	5.51%	1,101,530	29,731	5.34%

Allowance for loan losses	(12,393)			(12,320)
Cash and other nonearning assets	392,860			296,508
Total assets	$1,383,811	27,697		$1,385,718	29,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$7,458	28	0.75%	$6,758	21	0.64%
Savings deposits	55,923	81	0.29%	55,191	93	0.34%
Money market deposits	145,162	462	0.64%	158,726	640	0.81%
Time deposits	836,580	10,491	2.53%	671,821	11,934	3.58%
Total interest-bearing deposits	1,045,123	11,062	2.13%	892,496	12,688	2.87%
Borrowings	182,934	2,784	3.07%	221,739	4,343	3.83%

Total interest-bearing liabilities	1,228,057	13,846	2.27%	1,114,235	17,031	3.06%

Noninterest-bearing demand deposits	108,311			115,815
Other noninterest-bearing liabilities	11,021			109,419
Stockholders’ equity	36,422			46,249
Total liabilities and stockholders’ equity	$1,383,811	13,846		$1,385,718	17,031

Net interest income/net interest spread		$13,851	3.24%		$12,700	2.28%
Net interest margin			2.73%			2.25%

(1)            Nonaccrual loans are included in average loans.

(2)            There are no tax equivalency adjustments

(3)            Average assets and liabilities of our discontinued subsidiary, Mariner Finance, are included in other nonearning assets and other noninterest-bearing liabilities.

	For the Three Months Ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)(3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$78,500	$1,021	5.15%	$91,556	$1,211	4.94%
Commercial construction	85,234	1,015	4.71%	103,715	1,296	4.94%
Commercial mortgages	337,359	5,182	6.08%	329,532	5,536	6.65%
Consumer residential construction	44,156	532	4.83%	64,441	906	5.64%
Residential mortgages	162,053	2,263	5.59%	151,815	2,377	6.26%
Consumer	152,790	1,774	4.65%	150,650	1,743	4.64%
Total loans	860,092	11,787	5.45%	891,709	13,069	5.80%
Loans held for sale	83,907	1,030	4.91%	109,320	1,382	5.06%
Securities, trading and AFS	26,851	516	7.67%	50,532	762	6.03%
Interest-bearing deposits	18,025	154	3.42%	56,849	18	0.13%
Restricted stock investments, at cost	7,934	5	0.27%	7,830	—	—

Total earning assets	996,809	13,492	5.38%	1,116,240	15,231	5.40%

Allowance for loan losses	(12,786)			(12,027)
Cash and other nonearning assets	407,464			296,584
Total assets	$1,391,487	13,492		$1,400,797	15,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$7,313	13	0.74%	$7,060	10	0.58%
Savings deposits	58,133	43	0.30%	57,462	49	0.34%
Money market deposits	140,304	214	0.61%	157,378	293	0.75%
Time deposits	849,334	5,182	2.45%	684,080	5,918	3.47%
Total interest-bearing deposits	1,055,084	5,452	2.07%	905,980	6,270	2.78%
Borrowings	172,009	1,090	2.54%	223,230	2,142	3.73%

Total interest-bearing liabilities	1,227,093	6,542	2.14%	1,129,210	8,412	2.96%

Noninterest-bearing demand deposits	108,363			118,626
Other noninterest-bearing liabilities	10,383			108,452
Stockholders’ equity	45,648			44,509
Total liabilities and stockholders’ equity	$1,391,487	6,542		$1,400,797	8,412

Net interest income/net interest spread		$6,950	3.24%		$6,819	2.44%
Net interest margin			2.75%			2.41%

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2010
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$249	$(439)	$(190)	$829	$(1,207)	$(378)
Commercial construction	(58)	(223)	(281)	842	(1,182)	(340)
Commercial mortgages	(1,094)	740	(354)	(554)	(21)	(575)
Consumer residential construction	(117)	(257)	(374)	1,370	(1,751)	(381)
Residential mortgages	(858)	744	(114)	165	26	191
Consumer	5	26	31	192	2	194
Total loans	(1,873)	591	(1,282)	2,844	(4,133)	(1,289)
Loans held for sale	(39)	(313)	(352)	(85)	(517)	(602)
Securities, trading and AFS	959	(1,205)	(246)	644	(1,007)	(363)
Interest-bearing deposits	231	(95)	136	330	(116)	214
Restricted stock investments, at cost	5	—	5	6	—	6

Total interest income	(717)	(1,022)	(1,739)	3,739	(5,773)	(2,034)

Interest paid on:
Interest-bearing deposits:
NOW deposits	3	—	3	4	3	7
Savings deposits	(9)	3	(6)	(16)	4	(12)
Money market deposits	(49)	(30)	(79)	(126)	(52)	(178)
Time deposits	(6,706)	5,970	(736)	(7,214)	5,771	(1,443)
Total interest-bearing deposits	(6,761)	5,943	(818)	(7,352)	5,726	(1,626)
Borrowings	(612)	(440)	(1,052)	(829)	(730)	(1,559)

Total interest expense	(7,373)	5,503	(1,870)	(8,181)	4,996	(3,185)

Net interest income	$6,656	$(6,525)	$131	$11,920	$(10,769)	$1,151

Noninterest Income

Six Months Ended June 30:

Noninterest income for the six months ended June 30, 2010 was $11.9 million, a decrease of $3.4 million or 22.2% from the comparable period of 2009 primarily due to a decrease in mortgage-banking revenue, partially offset by a decrease in the amount of net OTTI charges taken during the six months ended June 30, 2010.

Mortgage-banking revenue decreased from $9.3 million for the six months ended June 30, 2009 to $4.7 million for the six months ended June 30, 2010 due primarily to a decline in the volume of loan originations.  The volume of loans sold decreased from $1.0 billion in 2009 to $488,000 in 2010 and reflects a reduction in reverse mortgage originations and customer refinance activity due to the overall decline in the economy.

During 2010, we recognized a $958,000 gain on the early extinguishment of a portion of our junior subordinated deferrable interest debentures.  See “Borrowings” above for details about the transaction.

Deposit service charges declined to $2.2 million in the first half of 2010 from $2.6 million for the first half of 2009 due to lower overdraft income and to a decline in the number of accounts.  During the six months ended June 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.3 million.  The valuation of these items resulted in a recovery of value of $1.4 million for the same period in 2009.  We recognized a $190,000 in gains on sales of branch locations during the six months ended June 30, 2010.

Other income decreased $864,000 for the six months ended June 30, 2010.  Included in this line item for the six months ended June 30, 2009 is an insurance recovery of $850,000 related to ALT A loans originated in 2006 and 2007.

Three Months Ended June 30:

Noninterest income for the three months ended June 30, 2010 was $6.1 million, a decrease of $1.8 million or 23.1% from the comparable period of 2009 primarily due to a decrease in mortgage-banking revenue.

Mortgage-banking revenue decreased from $4.5 million for the three months ended June 30, 2009 to $2.2 million for the three months ended June 30, 2010 due primarily to a decline in the volume of loan originations.  The amount of net OTTI charges recognized increased to $310,000 for the three months ended June 30, 2010 compared to $89,000 for the same period of 2009.

Deposit service charges declined to $1.1 million in the second quarter of 2010 from $1.3 million for the second quarter of 2009 due to lower overdraft income and to a decline in the number of accounts.  During the three months ended June 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $483,000, compared to a recovery of value of $670,000 for the same period in 2009.

Noninterest expenses

Six Months Ended June 30:

For the six months ended June 30, 2010, noninterest expenses increased $502,000 to $33.4 million compared to $32.9 million for the same period of 2009.

Write-downs, losses, and costs of real estate acquired through foreclosure increased $548,000, as current appraisals reflected declines in property values requiring additional write-downs and costs of foreclosure and maintenance of properties increased.

We experienced an increase in our deposit insurance costs of $390,000 as our premium rates assessed by the FDIC increased for the six months ended June 30, 2010 compared to the same period of 2009.

The decreases in occupancy (-$92,000), furniture, fixtures, and equipment (-$396,000), and data processing (-$89,000) expenses for the six months ended June 30, 2010 were a function of the various branch location closings and the decreases in professional services (-$147,000), advertising (-$324,000), and other expenses (-$183,000) were due to our efforts in containing controllable expenses.

Three Months Ended June 30:

For the three months ended June 30, 2010, noninterest expenses increased $391,000, or 2.3%, to $17.1 million compared to $16.7 million for the same period of 2009, primarily due to the increased salaries and benefits costs and increased write-downs and costs of real estate acquired through foreclosure, partially offset by decreased expenses resulting from our closed facilities and our efforts to contain controllable expenses.

The following table shows the breakout of other noninterest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Office supplies	109	142	212	279
Printing	57	90	126	165
Corporate insurance	283	298	601	445
Consulting fees	225	220	412	433
Marketing/promotion	371	89	389	181
Postage	25	128	295	294
Overnight delivery/courier	114	135	225	271
Security	51	51	125	119
Dues and subscriptions	75	100	190	212
Loan collection expenses	256	662	391	805
Director fees	90	58	191	135
Employee education and training	25	27	64	67
Automobile expense	35	34	67	66
Travel and entertainment	43	92	89	142
Other	547	462	833	779
	$2,306	$2,588	$4,210	$4,393

Income Taxes

We recorded an income tax benefit of $6.3 million on a net loss before taxes and discontinued operations of $14.2 million, resulting in an effective tax rate of (44.4)%, for the six-month period ended June 30, 2010 in comparison to an income tax benefit of $4.8 million on a net loss before taxes and discontinued operations of $11.2 million, resulting in an effective tax rate of (43.1)%, for the six month period ended June 30, 2009.

We recorded an income tax benefit of $3.8 million on a net loss before taxes and discontinued operations of $8.5 million, resulting in an effective tax rate of (44.9)%, for the three-month period ended June 30, 2010 in comparison to an income tax benefit of $2.1 million on a net loss before taxes and discontinued operations of $4.9 million, resulting in an effective tax rate of (42.6)%, for the three month period ended June 30, 2009.

Discontinued Operations

In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance, LLC.  Discontinued operations are detailed as follows for the six and three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Interest income	$—	$6,174	$—	$12,178
Interest expense	—	(819)	—	(1,627)
Net interest income	—	5,355	—	10,551
Provision for loan losses	—	(1,484)	—	(2,480)
Noninterest income	—	1,265	—	2,178
Noninterest expenses	—	(4,487)	—	(8,855)
Net income before income taxes	—	649	—	1,394
Income tax expense	—	(256)	(200)	(550)
Net income (loss) from discontinued operations	$—	$393	$(200)	$844

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $225.2 million at June 30, 2010. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $27.6 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $104.1 million at June 30, 2010 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $16.1 million at June 30, 2010 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.8 million at June 30, 2010 are generally open ended. At June 30, 2010, available home equity lines totaled $65.6 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of June 30, 2010, we plan on expending approximately $1.000 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading and AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $203.5 million at June 30, 2010, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as either AFS or trading, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. Loans held for sale, which totaled $115.6 million at June 30, 2010, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 76.9% at June 30, 2010 and 77.7% at December 31, 2009.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of June 30, 2010, we maintained lines of credit totaling $127.0 million and funding capacity of $14.2 million based upon loans and securities available for pledging and available overnight deposits.  The FHLB has reduced our line of credit to $107.000 million, our current outstanding balance.  The FRB has also notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.  At June 30, 2010, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry, which generally require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation.  A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2010 or 2009.

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

Derivatives

We maintain and account for derivatives, in the form of interest rate lock commitments (“IRLC”) and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities.  We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

We are also exposed to price risk from the time a mortgage loan is closed until the time the loan is sold. To manage this risk, we also utilize the forward sales of TBA mortgage-backed securities.  During the period of the rate lock commitment and from the time a loan is closed with the borrowers and sold to investors, we remain exposed to basis (execution, timing, and/or volatility) risk in that the changes in value of our hedges may not equal or completely offset the changes in value of the rate commitments being hedged. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We mitigate counterparty risk by entering into commitments with proven counterparties and pre-approved financial intermediaries.

The market value of IRLCs is not readily ascertainable with precision because they are not actively traded in stand-alone markets.  The Bank determines the fair value of IRLCs by measuring the change in the value of the underlying asset, while taking into consideration the probability that the IRLCs will close.

Information pertaining to the carrying amounts of our derivative financial instruments follows as of June 30, 2010:

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value
Interest rate lock commitments	104,088	105,832
Forward contracts to sell mortgage-backed securities	94,000	92,284

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2010, we had a one-year cumulative positive gap of approximately $193.5 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At June 30, 2010, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(3.27)%	(9.37)%

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

Item 4  - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A — Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2009.  The following discussion is an update to certain risk factors contained in the Annual Report on Form 10-K.

As of June 30, 2010, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required to meet by June 30, 2010. The failure to maintain these capital requirements could result in further action by our regulators.

In the September Order, the FDIC and the Commissioner directed the Bank to raise its Tier 1 leverage and total risk-based capital ratios to 6.5% and 10%, respectively, by March 31, 2010 and to 7.5% and 11%, respectively, by June 30, 2010.  We did not meet these requirements.  Based on assets as of June 30, 2010, we estimated that we would need to increase the Bank’s capital by at least $19.3 million to satisfy the higher capital requirements that the Bank was required to achieve by June 30, 2010.  The actual amount of capital we will need to meet these requirements will depend on our capital ratios at the time any offering is completed.  The original capital plan we submitted to the FDIC and the Commissioner contemplated that we would raise at least $20.0 million of capital, in addition to selling Mariner Finance by March 31, 2010.  The capital-raise element of our capital plan has not been satisfied.  We have submitted a revised capital plan to the FDIC and the Commissioner, including a request to extend, to September 30, 2010, the date by which the September Order requires the Bank to achieve the higher capital requirements.  The FDIC and the Commissioner are reviewing the revised capital plan and the Bank’s extension request.  First Mariner currently does not have any capital available to invest in the Bank and any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the FDIC and the Commissioner.

Because we have not met all of the capital requirements set forth in the September Order within the proscribed timeframes, if our revised capital plan is not approved or if we are not granted a waiver of such requirements, the FDIC and the Commissioner could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions.  The FDIC or the Commissioner could direct us to seek a merger partner or possibly place the Bank in receivership.  If the Bank is placed into receivership, the Company would cease operations and liquidate or seek bankruptcy protection.  If the Company were to liquidate or seek bankruptcy protection, we do not believe that there would be assets available to holders of the capital stock of the Company.

Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements.  As of the date of this document, the FRB is reviewing the Company’s revised capital plan. To satisfy these requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2010, those capital ratios were 3.4%, 4.7%, and 9.4%, respectively, which were in compliance with the minimum requirements, with the exception of the Tier 1 capital to average asset ratio.  Based on assets as of June 30, 2010, we estimated that we will need to increase the Company’s capital by at least $8.6 million to meet all of the requirements.  The failure to meet all of the capital ratios could subject us to additional enforcement actions.

We may need to raise additional capital through a share issuance in the future that would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

Should we in the future need to raise additional capital, we might seek to do so through one or more offerings of our common stock, securities convertible into common stock, or rights to acquire such securities of our common stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance.  Our stock price has been as low as $0.55 within the last year.  Moreover, the volatility and disruption in the capital and credit markets have reached unprecedented levels, producing downward pressure on stock prices and credit availability for numerous issuers.  If current levels of market disruption and volatility continue or worsen, and if our stock price remains at its current level, we may be unable to raise additional capital, or we may be able to raise capital only at prices that would be unfavorable and dilutive to our shareholders.  If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject First Mariner Bank to further regulatory enforcement action.

Under our Articles of Incorporation, we have additional authorized shares of common stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or NASDAQ Global Market requirements.

The issuance of any additional shares of common stock or securities convertible into common stock could be substantially dilutive to shareholders of our common stock, particularly those who are not able to or choose not to participate in such additional issuances.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro-rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock and as a result will be diluted.

We have taken actions, and may take additional actions, to help us meet immediate needs for capital, including reducing our assets and liabilities.  The disposition of our assets and liabilities could hurt our long-term profitability.

On December 14, 2009, First Mariner consummated the sale of its equity interests in Mariner Finance to MF Raven Holdings, Inc. pursuant to the Contribution Agreement. At the closing of the Mariner Finance sale, the Company exchanged its equity interests in Mariner Finance for 50 shares of common stock of JV Corp and approximately $10.0 million in cash, of which $1.1 million will be held in escrow for up to 18 months to cover any indemnification obligations that the Company may have under the Contribution Agreement. In April, 2010, the Company received an additional $575,000 in cash from the release of one half of the portion of the purchase price that was held in escrow following the transaction, as well as $75,000 from the final purchase price that was based on a final audit of Mariner Finance’s Statement of Condition.  While this transaction provided First Mariner with $10.0 million in cash to invest in the Bank to increase the Bank’s capital, as a result of the transaction, we will now realize only 5% of any income generated by Mariner Finance going forward. During the year ended December 31, 2009, we realized an $11.1 million loss on sale of Mariner Finance. For the years ended December 31, 2009 and 2008, we earned $2.1 million (excluding the loss on the sale) and $1.7 million of net income from our investment in Mariner Finance.

Additionally, we closed our downtown Baltimore branch in February 2010 and our Shrewsbury, Pennsylvania office in June of 2010.  We are currently evaluating whether to sell or close additional branches.  The sale and/or closing of those branches, together with the closing of the Baltimore and Shrewsbury branches, would be expected to reduce annual overhead costs by approximately $3.0 million and support our strategy of prudently reducing assets and liabilities. Total aggregate deposits in the foregoing branches are approximately $50.0 million. Management expects to further evaluate its options for selling and/or closing the branches based on the results of the current stock offering and its analysis of capital levels at that time.  The Bank has not entered into any agreement to sell any branch office and no guarantee can be made that any such agreement will be entered into and if such agreement is entered into, whether such sale will be consummated. The approval of the FDIC and the Commissioner will also need to be obtained by any acquirer before buying any of our branch offices. While we anticipate that such approvals would be received, there can be no guarantee that such approvals will be received. While these branch sales, if completed, will reduce our assets and liabilities and thereby increase our Bank capital ratios, we expect that our net income in the future will be reduced as a result of the loss of income generated by these branches.

The large amount of liquidity on our balance sheet negatively impacts our ability to increase income.

Because the FRB Agreements and the September Order have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would.  At June 30, 2010, the Bank’s cash and cash equivalents exceeded $200.0 million.  The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at June 30, 2010, the cash and cash equivalents we have accumulated yielded on average, less than 10 basis points.  Management believes raising additional capital through this offering in order to satisfy the capital requirements will provide it greater flexibility to reduce cash levels and deploy cash into higher yielding loans and through increased mortgage-banking activities, a strategy that we have as we have foregone as part of our overall effort to curtail lending in order to limit asset growth and increase our capital ratios.  However, until we raise capital to a level that satisfies the capital requirements of the FRB Agreements and the September Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record impairment charges if investments suffer a decline in value that is considered other than temporary.  Changes in the expected cash flows, credit enhancement levels, or credit ratings of our securities and/or prolonged price declines may result in our concluding in future periods that the impairment of our securities is other than temporary.  If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

The Bank is a member of the FHLB. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Included in our investment portfolio as of June 30, 2010 is approximately $7.9 million in capital stock of the FHLB. The FHLB is experiencing a potential capital shortfall, has, in the past, suspended its quarterly cash dividend, and could possibly require its members, including First Mariner, to make additional capital investments in the FHLB. There can be no guaranty that the FHLB will declare future dividends. In order to avail itself of correspondent banking services offered by the FHLB, we must remain a member of the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital, and results of operations may be materially and adversely affected.

Accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s and FHLB’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB, and accordingly, on the members of the FHLB, and its liquidity and funding position. After evaluating all of these considerations, we believe the par value of our FHLB stock will be recovered, but future evaluations of the above mentioned factors could result in the Bank recognizing an impairment charge.

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - [REMOVED AND RESERVED]

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

FIRST MARINER BANCORP

Date:	August 16, 2010	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	August 16, 2010	By:	/s/ Paul B. Susie
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