Form 10-Q
period 2010-09-30
FIRST MARINER BANCORP
filed 2010-11-15
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

The number of shares of common stock outstanding as of November 5, 2010 is 18,050,117 shares.

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

•                  the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission , the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, or other accounting standards setters;

•                  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market and monetary fluctuations;

•                  the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

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

•                  our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure on each asset classified as “Substandard;”

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$138,220	$166,374
Federal funds sold and interest-bearing deposits	39,024	7,329
Trading securities, at fair value	—	10,749
Securities available for sale, at fair value	24,903	28,275
Loans held for sale (2010 at fair value)	151,623	122,085
Loans receivable	832,902	890,951
Allowance for loan losses	(15,176)	(11,639)
Loans, net	817,726	879,312
Real estate acquired through foreclosure	21,639	21,630
Restricted stock investments	7,370	7,934
Premises and equipment, net	42,044	44,504
Accrued interest receivable	4,245	4,960
Income taxes recoverable	1,256	5,670
Deferred income taxes	30,684	28,214
Bank-owned life insurance	35,839	34,773
Prepaid expenses and other assets	18,766	22,742

Total assets	$1,333,339	$1,384,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$103,798	$112,192
Interest-bearing	1,002,706	1,034,312
Total deposits	1,106,504	1,146,504
Short-term borrowings	86,267	26,365
Long-term borrowings, at fair value	—	61,592
Long-term borrowings	33,948	34,080
Junior subordinated deferrable interest debentures	52,068	73,724
Accrued expenses and other liabilities ($199 and $0 are at fair value, respectively)	15,781	15,299
Total liabilities	1,294,568	1,357,564

Stockholders’ equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 17,962,449 and 6,452,631 shares issued and outstanding, respectively	893	323
Additional paid-in capital	79,727	56,771
Retained deficit	(39,557)	(26,621)
Accumulated other comprehensive loss	(2,292)	(3,486)
Total stockholders’ equity	38,771	26,987

Total liabilities and stockholders’ equity	$1,333,339	$1,384,551

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest income:
Loans	$13,270	$14,229	$39,531	$42,381
Investments and other earning assets	509	776	1,945	2,356
Total interest income	13,779	15,005	41,476	44,737
Interest expense:
Deposits	4,895	6,289	15,957	18,977
Short-term borrowings	99	147	232	583
Long-term borrowings	932	1,832	3,583	5,739
Total interest expense	5,926	8,268	19,772	25,299
Net interest income	7,853	6,737	21,704	19,438
Provision for loan losses	9,750	2,100	16,290	8,360
Net interest (loss) income after provision for loan losses	(1,897)	4,637	5,414	11,078
Noninterest income:
Total other-than-temporary impairment charges	(302)	(505)	(609)	(2,676)
Less: Portion included in other comprehensive income (pre-tax)	(514)	104	(640)	470
Net other-than-temporary impairment charges on securities available for sale	(816)	(401)	(1,249)	(2,206)
Mortgage-banking revenue	8,804	3,443	13,499	12,756
Gain on early extinguishment of debt	—	—	958	—
ATM fees	745	788	2,279	2,300
Service fees on deposits	933	1,353	3,109	3,992
Gain on sale of securities	—	330	54	330
Gain on financial instruments carried at fair value	331	801	1,661	2,239
Gain (loss) on sale of premises and equipment	2	(3)	192	(20)
Commissions on sales of nondeposit investment products	110	156	381	423
Income from bank-owned life insurance	353	333	1,066	1,005
Other	154	139	589	1,370
Total noninterest income	10,616	6,939	22,539	22,189
Noninterest expense:
Salaries and employee benefits	6,501	7,543	19,409	19,681
Occupancy	2,297	2,219	6,863	6,809
FDIC premiums	1,029	903	2,927	2,411
Furniture, fixtures, and equipment	585	685	1,800	2,296
Professional services	838	962	2,149	2,419
Advertising	153	141	420	731
Data processing	460	449	1,343	1,422
ATM servicing expenses	227	231	655	717
Write-downs, losses, and costs of real estate acquired through foreclosure	1,849	1,674	6,393	5,670
Service and maintenance	559	631	1,756	1,744
Other	3,281	2,577	7,491	6,976
Total noninterest expense	17,779	18,015	51,206	50,876
Net loss from continuing operations before income taxes and discontinued operations	(9,060)	(6,439)	(23,253)	(17,609)
Income tax benefit - continuing operations	(4,452)	(3,292)	(10,748)	(8,108)
Net loss from continuing operations	(4,608)	(3,147)	(12,505)	(9,501)
Loss from discontinued operations	—	(9,809)	(200)	(8,965)
Net loss	$(4,608)	$(12,956)	$(12,705)	$(18,466)

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
Net loss per common share from continuing operations:
Basic	$(0.26)	$(0.49)	$(0.92)	$(1.47)
Diluted	$(0.26)	$(0.49)	$(0.92)	$(1.47)

Net loss per common share from discontinued operations:
Basic	$—	$(1.52)	$(0.01)	$(1.39)
Diluted	$—	$(1.52)	$(0.01)	$(1.39)

Net loss per common share:
Basic	$(0.26)	$(2.01)	$(0.93)	$(2.86)
Diluted	$(0.26)	$(2.01)	$(0.93)	$(2.86)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands except per share data)

	For the Nine Months Ended September 30, 2010
	Number of		(unaudited)		Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2009	6,452,631	$323	$56,771	$(26,621)	$(3,486)	$26,987
Net loss	—	—	—	(12,705)	—	(12,705)
Other	—	—	231	(231)	—	—
Common stock issued, net of costs	11,509,818	570	22,704	—	—	23,274
Stock-based compensation expense	—	—	21	—	—	21
Other comprehensive income	—	—	—	—	1,194	1,194
Balance at September 30, 2010	17,962,449	$893	$79,727	$(39,557)	$(2,292)	$38,771

	For the Nine Months Ended September 30, 2009
	Number of		(unaudited)		Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2008	6,452,631	$323	$56,741	$(5,485)	$(5,564)	$46,015
Cumulative effect of accounting change	—	—	—	1,148	—	1,148
Net loss	—	—	—	(18,466)	—	(18,466)
Stock-based compensation expense	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	709	709
Balance at September 30, 2009	6,452,631	$323	$56,770	$(22,803)	$(4,855)	$29,435

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(12,705)	$(18,466)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations	200	8,965
Stock-based compensation	21	29
Gain on early extinguishment of debt	(958)	—
Depreciation and amortization	2,947	3,556
Amortization of unearned loan fees and costs, net	144	97
(Accretion) amortization of premiums and discounts on mortgage-backed securities, net	(22)	2
Gain on financial instruments carried at fair value	(1,661)	(2,239)
Origination fees and gains on sale of mortgage loans	(11,481)	(9,552)
Net other-than-temporary impairment charges on securities available for sale	1,249	2,206
Gain on sales of securities available for sale	(54)	(330)
Decrease (increase) in accrued interest receivable	715	(95)
Provision for loan losses	16,290	8,360
Write-downs and losses on sale of real estate acquired through foreclosure	4,936	5,361
(Gain) loss on sale of premises and equipment	(192)	20
Increase in cash surrender value of bank-owned life insurance	(1,066)	(1,005)
Originations of loans held for sale	(915,771)	(1,313,763)
Proceeds from loans held for sale	897,714	1,280,449
Net increase in accrued expenses and other liabilities	735	1,055
Net increase in prepaids and other assets	(6,561)	(15,514)
Net cash used in operating activities	(25,520)	(50,864)
Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	32,441	(55,532)
Repurchase of loans previously sold	(1,208)	(113)
Purchases of premises and equipment	(1,070)	(418)
Proceeds from disposals of premises and equipment	775	22
Redemptions (purchases) of restricted stock investments	564	(868)
Maturities/calls/repayments of trading securities	735	1,840
Sales of trading securities	10,083	—
Activity in securities available for sale:
Maturities/calls/repayments	4,280	3,778
Sales	8,011	8,752
Purchases	(8,090)	(1,749)
Redemptions of bank-owned life insurance	—	3,039
Proceeds from sales of real estate acquired through foreclosure	12,974	5,998
Net cash provided by (used in) investing activities	59,495	(35,251)
Cash flows from financing activities:
Net (decrease) increase in deposits	(40,000)	129,160
Net decrease in other borrowed funds	(887)	(10,218)
Proceeds from stock issuance, net of costs	10,453	—
Net cash (used in) provided by financing activities	(30,434)	118,942
Increase in cash and cash equivalents	3,541	32,827
Cash and cash equivalents at beginning of period	173,703	67,339
Cash and cash equivalents at end of period	$177,244	$100,166
Supplemental information:
Interest paid on deposits and borrowed funds	$20,420	$24,518
Real estate acquired in satisfaction of loans	$17,919	$17,446
Transfer of loans held for sale to loan portfolio	$—	$500

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three and nine months

ended September 30, 2010 and 2009 is unaudited)

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

The consolidated financial statements include the accounts of the Company’s subsidiaries, First Mariner Bank (the “Bank”), and FM Appraisals, LLC (“FM Appraisals”) (through July, 2010, when FM Appraisals was pushed down to the Bank).  All significant intercompany balances and transactions have been eliminated. Events occurring after the date of the financial statements were considered in the preparation of the financial statements.  Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2010.

The consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for three and nine months ended September 30, 2010 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

Loans Held for Sale

Prior to July 1, 2010, loans originated for sale were carried at the lower of aggregate cost or market value.  Effective July 1, 2010, we began carrying loans originated for sale at fair value.  Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method. Changes in fair value are recognized in the Consolidated Statements of Operations as part of “mortgage-banking revenue.”

(2)           Discontinued Operations

In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance, LLC (“Mariner Finance”).  The agreement related to the sale was entered into in October, 2009.  In accordance with the Financial Accounting Standards Board’s (“FASB”) guidance, we accounted for Mariner Finance as an asset held for sale as of September 30, 2009, with a corresponding reduction of the asset to fair value.  The operating results of Mariner Finance, along with the loss recognized from the valuation are included in the Consolidated Statements of Operations as discontinued operations.  Such discontinued operations are detailed as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Interest income	$—	$6,717	$—	$18,895
Interest expense	—	(832)	—	(2,458)
Net interest income	—	5,885	—	16,437
Provision for loan losses	—	(1,380)	—	(3,860)
Noninterest income	—	1,275	—	3,453
Noninterest expenses	—	(4,501)	—	(13,356)
Net income before income taxes	—	1,279	—	2,674
Income tax expense	—	(504)	—	(1,055)
Mariner Finance net income	—	775	—	1,619
Net loss on disposal of Mariner Finance	—	(10,584)	(200)	(10,584)
Net loss from discontinued operations	$—	$(9,809)	$(200)	$(8,965)

(3)           Securities

The composition of our securities portfolio is as follows:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$3,368	$142	$—	$3,510
Trust preferred securities	14,274	89	4,063	10,300
Equity securities - Banks	215	—	14	201
Equity securities - Mutual funds	750	26	—	776
U.S. Treasury securities	1,000	2	—	1,002
U.S. government agency notes	8,086	28	—	8,114
Corporate obligations	904	96	—	1,000
	$28,597	$383	$4,077	$24,903

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for Sale:
Mortgage-backed securities	$11,272	$477	$7	$11,742
Trust preferred securities	19,481	47	6,190	13,338
Equity securities - Banks	215	—	54	161
Equity securities - Mutual funds	750	1	—	751
U.S. Treasury securities	999	4	—	1,003
Corporate obligations	877	53	—	930
Foreign government bonds	350	—	—	350
	$33,944	$582	$6,251	28,275
Trading:
Mortgage-backed securities				10,749
				$39,024

The amount of other-than-temporary impairment (“OTTI”) recorded as accumulated other comprehensive income as of September 30, 2010 and December 31, 2010 was $3.6 million and $4.3 million, respectively, on trust preferred securities.

Contractual maturities of debt securities at September 30, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Available for Sale:
Due in one year or less	$2,000	$2,003
Due after one year through five years	8,493	8,653
Due after five years through ten years	1,028	1,010
Due after ten years	12,743	8,750
Mortgage-backed securities	3,368	3,510
	$27,632	$23,926

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at September 30, 2010:

	12 months or more
	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses
Trust preferred securities	$6,658	$4,063
Equity securities - Banks	201	14
	$6,859	$4,077

The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net OTTI charges on positions in pooled trust preferred collateralized debt obligations of $816,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2010 and $401,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2009.

The following shows the activity in net OTTI related to credit losses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$7,076	$5,512	$6,643	$5,605
Reduction - cumulative effect of accounting change	—	—	—	(1,898)
Additional net OTTI taken for credit losses	816	401	1,249	2,206
Balance at end of period	$7,892	$5,913	$7,892	$5,913

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

At September 30, 2010, we held securities with an aggregate carrying value (fair value) of $18.2 million that we have pledged as collateral for certain hedging activities, borrowings, government deposits, and customer deposits.

(4)           Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Loans secured by first mortgages on real estate:
Residential	$142,547	$176,084
Commercial	373,359	340,349
Consumer residential construction	33,999	47,689
Commercial construction	56,935	99,562
	606,840	663,684
Commercial loans and lines of credit	74,074	77,474
Loans secured by second mortgages on real estate	123,020	127,011
Consumer	22,271	17,181
Loans secured by deposits and other	5,042	4,598
Total loans	831,247	889,948
Unearned loan fees, net	1,655	1,003
	$832,902	$890,951

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $179,000 and $247,000 as of September 30, 2010 and December 31, 2009, respectively.

In accordance with FASB guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended September 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Beginning balance	$22,198	$13,148	$267	$591	$21,931	$12,557
Loans moved to real estate acquired through foreclosure	—	(84)	—	(4)	—	(80)
Charge-offs	—	(364)	—	(35)	—	(329)
Payments/amortization	(382)	(75)	(48)	(57)	(334)	(18)
Ending balance	$21,816	$12,625	$219	$495	$21,597	$12,130

Information on the activity in transferred loans and related accretable yield is as follows for the nine months ended September 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Beginning balance	$24,575	$15,441	$423	$831	$24,152	$14,610
Additional transfers	—	500	—	—	—	500
Loans moved to real estate acquired through foreclosure	(281)	(1,302)	(8)	(10)	(273)	(1,292)
Charge-offs	(962)	(1,881)	(33)	(142)	(929)	(1,739)
Payments/amortization	(1,516)	(133)	(163)	(184)	(1,353)	51
Ending balance	$21,816	$12,625	$219	$495	$21,597	$12,130

The following table provides information concerning nonperforming assets and past-due loans:

	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Nonaccruing loans	$48,601	$35,799	$29,654
Real estate acquired through foreclosure	21,639	21,630	24,703
Total nonperforming assets	$70,240	$57,429	$54,357

Loans past-due 90 days or more and accruing	$5,129	$9,224	$20,159

The interest income which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $2.2 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively. The actual interest income recorded on these loans for the nine months ended September 30, 2010 and 2009 was approximately $812,000 and $611,000, respectively.

The following tables show the breakout of impaired loans:

	Commercial Loans		Consumer Loans
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2010	2009	2010	2009
Impaired loans with allocated allowance for loan losses	$6,111	$6,482	$10,428	$4,687
Impaired loans with no allocated allowance for loan losses	31,226	27,157	16,931	10,521
	$37,337	$33,639	$27,359	$15,208

The reserve for loan losses for commercial impaired loans was approximately $284,000 at September 30, 2010 and $328,000 at December 31, 2009.  The reserve for loan losses for consumer impaired loans was approximately $291,000 at September 30, 2010 and $405,000 at December 31, 2009.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to $16.1 million as of September 30, 2010 and $13.0 million as of December 31, 2009 and consist of the following:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Commercial loans and lines of credit	$—	$2,850
Commercial construction	2,592	4,876
Commercial mortgages	1,998	799
Alt A first- and second-lien mortgages (1)	1,472	4,523
Other residential mortgages	10,033	—
	$16,095	$13,048

(1)  Alt A loans are high loan-to-value/low documentation loans

Our TDRs are generally reviewed individually to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.

Changes in the allowance for losses on loans are summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$12,018	$16,318	$11,639	$16,777
Provision for loan losses	9,750	2,100	16,290	8,360
Charge-offs	(7,018)	(2,631)	(13,344)	(9,578)
Recoveries	426	55	591	127
Mariner Finance allowance	—	(4,788)	—	(4,632)
Balance at end of period	$15,176	$11,054	$15,176	$11,054

As of September 30, 2010, we maintained servicing on mortgage loans sold to Fannie Mae of approximately $320.2 million.

At September 30, 2010, we have pledged loans with a carrying value of $328.0 million as collateral for short-term promissory notes and Federal Home Loan Bank (“FHLB”) advances.

(5)                                 Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related trust preferred securities (“Trust Preferred Securities”) issued at September 30, 2010 and December 31, 2009:

	Subordinated Debt Issued to Trust		Trust Preferred Securities Issued by Trust
Trust	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
MCT II	$6,186	$10,310	$6,000	$10,000
MCT III	14,949	14,949	14,500	14,500
MCT IV	5,158	12,380	5,000	12,000
MCT V	10,310	10,310	10,000	10,000
MCT VI	10,310	10,310	10,000	10,000
MCT VII	5,155	5,155	5,000	5,000
MCT VIII	—	10,310	—	10,000
	$52,068	$73,724	$50,500	$71,500

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

In February, 2010, the Company executed an Exchange agreement (the “Exchange”) with its Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by MCT II, MCT IV, and MCT VIII.  On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares at $1.15 per share.  Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.4 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  As the Exchange was a related party transaction, the resultant gain of $13.1 million, net of taxes of $7.5 million, was recorded as an addition to additional paid in capital in accordance with FASB guidance.  See Note 6 for additional information regarding the Exchange agreement.

In June, 2010, the Company executed a second Exchange agreement (the “Second Exchange”) with an unaffiliated third party who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV.   On June 30, 2010, pursuant to the terms of the Second Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share.  Upon completion of the Second Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  The transaction resulted in a gain of $571,000, net of taxes of $387,000.

The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures relating to the Trusts was $436,000 and $771,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.  In 2009, we elected to defer interest payments on the debentures.  This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2010 and December 31, 2009, the Bank was “adequately capitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of September 30, 2010 and December 31, 2009 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total capital (to risk-weighted assets):
Consolidated	$70,582	7.2%	$78,616	8.0%	$98,270	10.0%
Bank	86,861	8.9%	78,398	8.0%	97,998	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	35,291	3.6%	39,308	4.0%	58,962	6.0%
Bank	74,563	7.6%	39,199	4.0%	58,799	6.0%
Tier 1 capital (to average third quarter assets):
Consolidated	35,291	2.7%	52,155	4.0%	65,194	5.0%
Bank	74,563	5.7%	51,998	4.0%	64,998	5.0%

As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$37,124	3.6%	$82,070	8.0%	$102,588	10.0%
Bank	92,651	9.1%	81,778	8.0%	102,222	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	18,562	1.8%	41,035	4.0%	61,553	6.0%
Bank	80,946	7.9%	40,889	4.0%	61,333	6.0%
Tier 1 capital (to average fourth quarter assets):
Consolidated	18,562	1.4%	52,703	4.0%	65,879	5.0%
Bank	80,946	6.2%	51,910	4.0%	64,888	5.0%

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

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010 or September 30, 2010.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, the Bank may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits.

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing, redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2010, those capital ratios were 2.7%, 3.6%, and 7.2%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

On April 22, 2009, the Bank entered into an agreement (the “April Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order (“April Order”).  The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, although the Bank ceased offering these loans in 2007.    On April 27, 2010, we received notification from the FDIC to discontinue the restitution process after providing restitution in the amount of $731,000.  The FDIC directed us to apply any remaining settlement funds to our charitable programs, specifically financial literacy programs, while the April Order remains in effect.  If any settlement funds remain at the time the April Order is discontinued, those remaining funds will then be applied to the Mariner Charitable Foundation programs.

The April Order has not had and is not expected to have a material impact on the Bank’s financial performance.  Management believes the ultimate successful satisfaction of the September Order’s requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

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

As further described in Note 5, the Exchange agreement with Mr. Hale provided that if the Company completed, by June 30, 2010, a public or private offering of its common stock at a price per share below the per share price at which Mr. Hale converted his ownership interest in trust preferred securities into shares of Company common stock (i.e. below $1.23 per share), then Mr. Hale would be issued additional shares of common stock such that the total shares issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the subsequent  public or private offering.  Shares sold in our April 12, 2010 Rights and Public Offerings were sold at $1.15 per share.  Accordingly, 113,114 additional shares were issued to Mr. Hale on April 12, 2010 in conjunction with those offerings.

See information related to the Second Exchange agreement in Note 5 above.

(7)           Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.  For the three- and nine-month periods ended September 30, 2010 and 2009, all options were antidilutive and excluded from the computations due to our realized net losses.

Information relating to the calculation of loss per common share is summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except for per share data)	2010	2009	2010	2009
Weighted-average share outstanding - basic	17,871,565	6,452,631	13,674,155	6,452,631
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	17,871,565	6,452,631	13,674,155	6,452,631

Net loss from continuing operations	$(4,608)	$(3,147)	$(12,505)	$(9,501)
Net loss from discontinued operations	—	(9,809)	(200)	(8,965)
Net loss	$(4,608)	$(12,956)	$(12,705)	$(18,466)

Basic:
Net loss from continuing operations	$(0.26)	$(0.49)	$(0.92)	$(1.47)
Net loss from discontinued operations	—	(1.52)	(0.01)	(1.39)
Net loss	$(0.26)	$(2.01)	$(0.93)	$(2.86)

Diluted:
Net loss from continuing operations	$(0.26)	$(0.49)	$(0.92)	$(1.47)
Net loss from discontinued operations	—	(1.52)	(0.01)	(1.39)
Net loss	$(0.26)	$(2.01)	$(0.93)	$(2.86)

(8)          Comprehensive Loss

Comprehensive income (loss) is defined as net income (loss) plus transactions and other occurrences which are the result of nonowner changes in equity.  Our nonowner equity changes are comprised of unrealized gains or losses on AFS securities that are accumulated with net income (loss) in determining comprehensive income (loss).

Components of our comprehensive loss are as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Net loss	$(4,608)	$(12,956)	$(12,705)	$(18,466)
Other comprehensive income items:
Cumulative effect of accounting change for certain investments (net of tax expense of $0, $0, $0, and $750, respectively)	—	—	—	1,148
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $73, $(571), $326, and $(1,538), respectively)	108	(844)	481	(2,273)
Deconsolidation of discontinued subsidiary	—	1,041	—	715
Reclassification adjustment for net losses on securities (net of tax benefit of $330, $28, $483, and $757, respectively) included in net loss	487	42	713	1,119
Total other comprehensive income	595	239	1,194	709
Total comprehensive loss	$(4,013)	$(12,717)	$(11,511)	$(17,757)

(9)           Employee Benefit Plans

Profit Sharing Plan

We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). As of December 31, 2008, we suspended the company-match contributions.

Stock Options and Warrants

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The plan permits the granting of share options and shares to our directors and key employees.  We recognized stock based compensation costs of $7,000 in each of the three months ended September 30, 2010 and 2009 and $21,000 and $29,000 for the nine months ended September 30, 2010 and 2009, respectively.

During the first nine months of 2010, we issued warrants to purchase 366,174 shares of common stock in Exchange transactions with Mr. Hale, the Company’s Chairman and CEO and with an unaffiliated third party.  The warrants vested immediately upon issuance.  See additional information on the transactions in Notes 5 and 6.

As of September 30, 2010, options and warrants to purchase 926,428 shares of common stock were fully vested and options to purchase 5,000 shares of common stock vest over the next five months.  All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the nine months ended September 30, 2010 and 2009:

	2010		Weighted-		2009		Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	668,593	$12.20			850,919	$12.09
Granted	366,174	1.15			—	—
Forfeited/cancelled	(103,339)	11.63			(128,326)	11.74
Oustanding at end of period	931,428	7.92	3.6	$—	722,593	12.15	4.0	$—
Exercisable at end of period	926,428	7.93	3.6	$—	705,593	12.31	3.9	$—

The weighted average fair value of the warrants issued for the nine months ended September 30, 2010 at the time of issuance was $0.74.  There were no options granted or warrants issued in 2009.  The fair values of the warrants were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions at the time of issuance:

2010
Dividend yield	—
Expected volatility	92.87%
Risk-free interest rate	2.60%
Expected lives	5 years

There were no options or warrants exercised during 2010 or 2009.

Options and warrants outstanding are summarized as follows at September 30, 2010:

	Options and	Weighted Average	Options and
	Warrants	Remaining	Warrants
	Outstanding	Contractual Life	Exercisable
Exercise Price	(shares)	(in years)	(shares)
$1.09	18,348	4.7	18,348
1.15	347,826	4.5	347,826
4.00	1,200	0.2	1,200
4.15	11,200	7.6	11,200
5.41	2,754	7.2	2,754
5.50	72,750	0.3	72,750
5.70	34,500	7.5	29,500
6.45	400	0.7	400
7.10	2,500	0.6	2,500
7.40	250	1.0	250
9.16	850	1.2	850
9.86	1,350	2.0	1,350
10.45	94,000	1.3	94,000
10.70	650	1.5	650
11.68	128,000	2.3	128,000
11.95	600	2.3	600
12.03	2,500	1.6	2,500
13.00	700	2.5	700
13.33	7,300	6.6	7,300
13.52	3,000	2.6	3,000
16.67	4,800	4.6	4,800
16.70	1,800	5.1	1,800
16.95	2,300	3.1	2,300
17.45	21,250	5.2	21,250
17.77	135,850	4.3	135,850
18.20	4,950	3.6	4,950
18.38	21,400	3.3	21,400
18.94	2,350	6.1	2,350
19.30	6,050	5.6	6,050
	931,428		926,428

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

We record transfers between levels at the end of the reporting period in which the change in significant inputs occurs.

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of September 30, 2010:

			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Securities available for sale:
Mortgage-backed securities	$3,510	$—	$3,510	$—	$—
Trust preferred securities	10,300	—	9,415	885	(1,249	)(1)
Equity securities - Banks	201	—	201	—	—
Equity securities - Mutual funds	776	—	776	—	—
U.S. Treasury securities	1,002	—	1,002	—	—
U.S. government agency notes	8,114	—	8,114	—	—
Corporate obligations	1,000	—	1,000	—	—
	$24,903	$—	$24,018	$885	$(1,249)

Loans held for sale	$151,623	$—	$151,623	$—	$2,223
Mortgage servicing rights	942	—	—	942	(235)
Interest rate lock commitments (notional amount of $169,384)	172,251	—	172,251	—	2,820
Forward contracts to sell mortgage-backed securities (notional amount of $140,000)	139,264	—	139,264	—	(6,767)
Warrants	199	—	—	199	—

(1) Represents net OTTI charges taken on certain Level 3 securities

Securities available for sale

The fair value of AFS securities is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

During the nine months ended September 30, 2010, we determined that, based on our most recent estimate of cash flows, OTTI had occurred with respect to four of our pooled preferred securities.  The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  The credit loss estimated under this method that was charged to operating earnings totaled $816,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively, and $401,000 and $2.2 million for the three and nine months ended September 30, 2009, respectively.

The tables later in this Note show details concerning assumptions used to determine credit- and noncredit-related losses and other details on our pooled trust preferred securities.

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2010, $885,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		Remaining				(2)
		Par	Current Rating/Outlook (1)			Auction	(3)
(dollars in thousands)	Class	Value	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	07/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	08/01/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Caa3	C	05/01/2033	N/A	3ML + 1.8%

(1)          Ratings as of September 30, 2010

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

                Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows:

	Key Model Assumptions Used In Pricing
	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3) (6)	Premium (4)	MTM Adj (5) (6)
ALESCO Preferred Funding VII	36.0%	1.3%	$55.96	12.00%	$43.85
ALESCO Preferred Funding XI	36.0%	4.0%	43.76	12.00%	37.48
MM Community Funding	68.0%	14.4%	24.89	12.00%	15.24
MM Community Funding IX	47.0%	10.3%	59.67	12.00%	51.17

(1)          The anticipated level of total defaults from the issuers within the pool of performing collateral as of September 30, 2010.  There are no recoveries assumed on any default.

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

(6)          Price per $100

	Model	Fair Value
	Result (1)	(in thousands)
ALESCO Preferred Funding VII	$12.11	$121
ALESCO Preferred Funding XI	6.28	310
MM Community Funding	9.65	241
MM Community Funding IX	8.50	213
		$885

(1)   Price per $100

Loans Held for Sale

Loans held for sale are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

Servicing Rights

As of September 30, 2010, mortgage servicing rights (“MSRs”) were classified as Level 3.  We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs as of September 30, 2010 follows (dollars in thousands):

Fair value of MSRs	$942
Weighted-average life (in years) (1)	3.2
Discount rate	6.75%
Option-adjusted spread (“OAS”)	2.75%

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

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30:

	2010			2009
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs
Balance at beginning of period	$1,125	$1,009	$251	$2,091	$1,325
Originated MSRs	—	1	—	—	4
MSR amortization	—	(63)	—	—	(57)
Reduction in fair value included in additional paid-in capital	—	—	(52)	—	—
Total realized losses included in other comprehensive income	(816)	(5)	—	(401)	(8)
Total unrealized gains (losses) included in other comprehensive income	576	—	—	(104)	—
Balance at end of period	$885	$942	$199	$1,586	$1,264

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30:

	2010			2009
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs
Balance at beginning of period	$1,432	$1,176	$—	$2,507	$1,081
Originated MSRs	—	1	—	—	382
Warrants issued	—	—	251	—	—
MSR amortization	—	(218)	—	—	(178)
Reduction in fair value included in additional paid-in capital	—	—	(52)	—	—
Total realized losses included in other comprehensive income	(1,249)	(17)	—	(2,206)	(21)
Total realized losses recaptured through retained deficit as cumulative effect of accounting change	—	—	—	1,898	—
Total unrealized gains (losses) included in other comprehensive income	702	—	—	(613)	—
Balance at end of period	$885	$942	$199	$1,586	$1,264

There were no transfers between any of Levels 1, 2, and 3 for the three and nine months ended September 30, 2010 or September 30, 2009.

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

Warrants

As of September 30, 2010, certain warrants were classified as Level 3.  See Note 9 for information related to the calculation of fair value of the warrants.

Financial Instruments Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of September 30, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$64,696	$—	$—	$64,696
Real estate acquired through foreclosure	21,639	—	—	21,639

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. If management determines that it is probable the loan will proceed to foreclosure, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. Therefore, no specific reserve will be recorded for these impaired loans. Total impaired loans had a carrying value of $64.7 million as of September 30, 2010 with specific reserves of $575,000.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $21.6 million as of both September 30, 2010 and December 31, 2009.  During the first nine months of 2010, we added $17.9 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $4.9 million.  We disposed of $13.0 million of foreclosed properties.

Other Financial Instruments

The carrying value and estimated fair value of financial instruments are summarized in the following table.  Certain financial instruments disclosed previously in this footnote are excluded from this table.

	September 30, 2010
	Carrying	Estimated
(dollars in thousands)	Value	Fair Value
Assets:
Cash and cash equivalents	$177,244	$177,244
Loans receivable	832,902	833,309
Restricted stock investments	7,370	7,370
Liabilities:
Deposits	1,106,504	1,126,568
Long- and short-term borrowings	120,215	121,833
Junior subordinated deferrable interest debentures	52,068	32,046

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

Loans Receivable

Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily, residential and nonresidential construction and land, second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of each loan category was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

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

The following table presents certain information regarding our business segments:

For the nine month period ended September 30, 2010:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$38,328	$3,148	$41,476
Interest expense	17,567	2,205	19,772
Net interest income	20,761	943	21,704
Provision for loan losses	16,290	—	16,290
Net interest income after provision for loan losses	4,471	943	5,414
Noninterest income	9,040	13,499	22,539
Noninterest expense	44,417	6,789	51,206
Net intersegment income	1,775	(1,775)	—
Net (loss) income before income taxes and discontinued operations	$(29,131)	$5,878	$(23,253)
Total assets	$1,181,716	$151,623	$1,333,339

For the nine month period ended September 30, 2009:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$41,151	$3,586	$44,737
Interest expense	22,726	2,573	25,299
Net interest income	18,425	1,013	19,438
Provision for loan losses	8,360	—	8,360
Net interest income after provision for loan losses	10,065	1,013	11,078
Noninterest income	9,434	12,755	22,189
Noninterest expense	42,547	8,329	50,876
Net intersegment income	1,665	(1,665)	—
Net (loss) income before income taxes and discontinued operations	$(21,383)	$3,774	$(17,609)
Total assets	$1,307,858	$102,569	$1,410,427

(12)       Recent Accounting Pronouncements

Pronouncements Adopted

In September 2009, the FASB issued new guidance under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our financial condition or results of operation.

In September 2009, the FASB issued new guidance under ASC 810, Consolidation, which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on our financial condition or results of operation.

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

Pronouncements Not Yet Effective

In July, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The standard is effective for interim and annual reporting periods ending after December 15, 2010.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and, “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiaries.  The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”).  The Company had over 750 employees (approximately 665 full-time equivalent employees) as of September 30, 2010.

The Bank, which is the largest operating subsidiary of First Mariner Bancorp with assets exceeding $1.3 billion as of September 30, 2010, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

NASDAQ Notification

On August 24, 2010, First Mariner Bancorp (the “Company”) received a letter from The NASDAQ Stock Market providing notice that, for 30 consecutive business days, the Company’s common stock had not maintained a minimum bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(a)(1). This notification has no effect on the listing of the Company’s securities at this time.

NASDAQ has provided the Company 180 calendar days, or until February 22, 2011, to regain compliance with Listing Rule 5450(a)(1). If, at any time before February 22, 2011, the bid price of the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with Listing Rule 5450(a)(1) and the Company’s shares will continue to trade on The NASDAQ Global Market. If the Company does not regain compliance by February 22, 2011, the NASDAQ Staff will provide written notification that the Company’s securities will be delisted.  Alternatively, if the Company does not meet the minimum bid requirement by February 22, 2011 but would otherwise meet all NASDAQ Capital Market initial inclusion requirements except bid price and market value of publicly held shares, and the market value of the Company’s publicly held shares was at least $1.0 million, the Company could apply to be listed on the NASDAQ Capital Market and the Company would have 180 additional days to regain compliance with the $1.00 minimum bid price requirement, which the Company would regain if the bid price of the Company’s common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days.  If the Company does not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that the Company’s securities will be delisted from the NASDAQ Capital Market. At such time, the Company would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

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

The initial indications of other-than-temporary impairment (“OTTI”) for both debt and equity securities are a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components.  Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive income.  In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

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

A valuation allowance is recognized to reduce any deferred tax assets that, based upon available information, it is more likely than not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon us generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Given the nature of our deferred tax assets, management determined no valuation allowance was required at September 30, 2010.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are applied to principal.

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

Financial Condition

At September 30, 2010, our total assets were $1.3 billion compared to $1.4 billion at December 31, 2009, a decrease of 3.7%.  Earning assets decreased $11.5 million or 1.1% from December 31, 2009 to September 30, 2010.  We sold all of our trading securities and $8.0 million of our AFS securities during the nine months ended September 30, 2010, partially offset by purchases of AFS securities of $8.1 million.  We experienced decreases in loans receivable (-$58.0 million) and cash and due from banks (-$28.2 million), partially offset by growth in loans held for sale (+$29.5 million) and federal funds sold and interest-bearing deposits (+$31.7 million).  Capital increased (+$11.8 million) due to the completion of a stock offering and the exchanges of common stock and warrants to purchase common stock for certain trust preferred securities during the first nine months of 2010.  The two exchange transactions reduced our junior subordinated deferrable interest debentures by $21.7 million (see discussion below under “Borrowings” for details of the exchange transactions).  Deposits and total borrowings decreased by $40.0 million and $23.5 million, respectively, from December 31, 2009 to September 30, 2010.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  As of September 30, 2010, we held $24.9 million in securities classified as AFS. We sold our remaining trading securities during the second quarter of 2010.  As of December 31, 2009, we held $10.7 million in securities classified as trading and $28.3 million in securities classified as AFS.

AFS securities decreased $3.4 million from December 31, 2009.  During the nine months ended September 30, 2010, we sold $8.0 million in AFS securities for a net gain on the sales of $54,000.  We recorded $1.2 million in net OTTI charges related to four pooled trust preferred securities during the first nine months of 2010, compared to $2.2 million in net OTTI charges for the same period in 2009.  Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $3.7 million at September 30, 2010 compared to a net unrealized loss of $5.7 million at December 31, 2009.

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

Our securities AFS portfolio composition is as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Mortgage-backed securities	$3,510	$11,742
Trust preferred securities	10,300	13,338
U.S. Treasury securities	1,002	1,003
U.S. government agency notes	8,114	—
Corporate obligations	1,000	930
Equity securities - Banks	201	161
Equity securities - mutual funds	776	751
Foreign government bonds	—	350
	$24,903	$28,275

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Commercial loans and lines of credit	$74,240	$77,634
Commercial construction	56,956	99,490
Commercial mortgages	372,825	339,794
Consumer residential construction	34,295	47,379
Residential mortgages	142,650	176,159
Consumer	151,936	150,495
Total loans	$832,902	$890,951

Total loans decreased $58.0 million during the first nine months of 2010.  We experienced lower balances in commercial and consumer residential construction balances (-$42.5 million and -$13.1 million, respectively), commercial loans and lines of credit (-$3.4 million), and residential mortgage loans (-$33.5 million).  Consumer loans increased (+$1.4 million), as did commercial mortgage loans (+$33.0 million).  During 2010, we reduced our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the total included above, $28.6 million represents loans made to borrowers for the development of residential real estate as of September 30, 2010.  This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2009 and the first nine months of 2010 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Raw residential land	$6,625	$6,946
Residential subdivisions	6,364	17,708
Single residential lots	3,390	5,228
Single family construction	5,048	6,940
Townhome construction	755	1,785
Condominium unit construction	—	956
Multi-family unit construction	6,448	9,888
	$28,630	$49,451

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

We provide for loan losses through the establishment of an allowance for loan losses by provisions charged against earnings. Our allowance represents an estimated reserve for existing losses in the loan portfolio. We utilize a systematic methodology for determining our allowance that includes a quarterly review process and adjustment to our allowance as necessary.  We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below.  We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

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

Our commercial portfolio includes all secured and unsecured loans to borrowers for commercial purposes, including commercial lines of credit and commercial real estate.  Our process for evaluating commercial loans includes performing updates on all loans that we have rated for risk. Our commercial loans are generally reviewed individually, in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for specific reserves.  Our methodology incorporates a variety of risk considerations, both qualitative and quantitative. Quantitative factors include our historical loss experience by loan type (the period for which has shortened due to economic factors), collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

Our allowance methodology employs management’s assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers’ current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

A commercial loan is determined to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans (both commercial and consumer) include nonaccrual loans and troubled debt restructure (“TDR”) loans.  Such a loan is not considered impaired during a minimal period of delay in payment if we expect to collect all amounts due, including past-due interest. We generally consider a minimal period of delay in payment to include delinquency up to 90 days. Commercial loans we consider impaired at September 30, 2010 and December 31, 2009 totaled $37.3 million and $33.6 million, respectively. The reserve for loan losses for impaired commercial loans was approximately $284,000 at September 30, 2010 and $328,000 at December 31, 2009 and no income has been accrued or collected on the majority of these loans while they have been classified as impaired.

The allowance for impaired loans (both commercial and consumer) represents the fair value deficiencies for those loans for which the estimated fair value of the collateral or the present value of expected future cash flows was less than our carrying amount of the loan as of September 30, 2010 and December 31, 2009.  In establishing a loan’s estimated fair value, management makes significant assumptions concerning the ultimate collectibility of delinquent loans and their ultimate realizable value.  While these projections are made with the most current data available to management, actual realized losses could differ due to the changes in the borrowers’ willingness or ability to resolve the delinquency status, changes in the real estate market, or changes in market values of those loans which are liquidated.

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

Consumer loans we consider impaired at September 30, 2010 and December 31, 2009 totaled $27.4 million and $15.2 million, respectively.  The reserve for loan losses for impaired consumer loans amounted to $291,000 at September 30, 2010 and $405,000 at December 31, 2009.

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

In accordance with the FASB’s guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $20.2 million in first-lien mortgage loans and $1.4 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively at September 30, 2010.   We maintained $22.4 million in transferred first-lien mortgage loans and $1.7 million in transferred second-lien mortgage loans at December 31, 2009.

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of external loan review examiners, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems.  Executive management reviews these conditions quarterly.  We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

Our total allowance at September 30, 2010 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

The changes in the allowance are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$12,018	$16,318	$11,639	$16,777
Loans charged off:
Commercial loans and lines of credit	(1,904)	—	(1,904)	(517)
Commercial construction	(3,103)	(92)	(3,967)	(2,320)
Commercial mortgages	—	(62)	(454)	(366)
Consumer residential construction	(12)	(515)	(297)	(1,331)
Residential mortgages	(431)	(1,397)	(3,562)	(3,285)
Consumer	(1,568)	(565)	(3,160)	(1,759)
Total loans charged off	(7,018)	(2,631)	(13,344)	(9,578)
Recoveries:
Commercial loans and lines of credit	—	—	—	—
Commercial construction	7	—	7	—
Commercial mortgages	—	—	—	4
Consumer residential construction	—	—	—	—
Residential mortgages	8	44	97	45
Consumer	411	11	487	78
Total recoveries	426	55	591	127
Net charge-offs	(6,592)	(2,576)	(12,753)	(9,451)
Provision for loan losses	9,750	2,100	16,290	8,360
Mariner Finance allowance	—	(4,788)	—	(4,632)
Allowance for loan losses, end of period	$15,176	$11,054	$15,176	$11,054
Loans (net of premiums and discounts):
Period-end balance	$832,902	$899,627	$832,902	$899,627
Average balance during period	845,485	888,657	863,619	884,771
Allowance as a percentage of period-end loan balance	1.82%	1.23%	1.82%	1.23%
Percent of average loans:
Provision for loan losses	4.58%	0.94%	2.52%	1.26%
Net charge-offs	3.09%	1.15%	1.97%	1.43%

The following table summarizes our allocation of allowance by loan type:

	September 30, 2010			December 31, 2009
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial loans and lines of credit	$488	3.2%	8.9%	$817	7.0%	8.7%
Commercial construction	2,053	13.5%	6.8%	1,647	14.1%	11.2%
Commercial mortgages	2,348	15.5%	44.9%	3,336	28.7%	38.1%
Consumer residential construction	952	6.3%	4.1%	293	2.5%	5.3%
Residential mortgages	3,307	21.8%	17.1%	2,062	17.7%	19.8%
Consumer	2,349	15.5%	18.2%	882	7.6%	16.9%
Unallocated	3,679	24.2%	—	2,602	22.4%	—
Total	$15,176	100.0%	100.0%	$11,639	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $15.2 million and $11.6 million as of September 30, 2010 and December 31, 2009, respectively.  The changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2010, included increases in the allowance for construction loans, residential mortgage loans, and consumer loans to reflect adverse economic conditions and higher charge-off experience.  We also increased the unallocated allowance to reflect negative market trends and other qualitative factors.  Recent economic conditions have had a broad impact on our loan portfolio as a whole.  While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures that our borrowers are experiencing.

The provision for loan losses recognized to maintain the allowance was $9.8 million and $16.3 million for the three and nine months ended September 30, 2010, respectively, compared to $2.1 million and $8.4 million, respectively, for the same periods in 2009.  We recorded net charge-offs of $12.8 million during the first nine months of 2010 compared to net charge-offs of $9.5 million for the same period in 2009.  We experienced increased charge-offs in most loan categories, with the exception of consumer residential construction loans, for which we recognized $297,000 in charge-offs during 2010 compared to $1.3 million in charge-offs in 2009. During the first nine months of 2010, annualized net charge-offs as compared to average loans outstanding increased to 1.97%, compared to 1.43% during the same period of 2009.

The increase in charge offs for commercial loans and lines of credit was due primarily to the charge-off of two loans to one borrower in the amount of $1.8 million.  The increase in charge offs for commercial construction loans was due primarily to the charge-off of two large credits for a total of $3.0 million.  These charge offs were primarily a result of the adverse economic impact on the related businesses and a decline in the value of the real estate collateral.

Our allowance as a percentage of outstanding loans has increased from 1.23% as of September 30, 2009 to 1.82% as of September 30, 2010, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.  Charge-offs and transfers to real estate acquired through foreclosure continued to be significant during the first nine months of 2010.

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

Management believes the allowance for loan losses is adequate as of September 30, 2010.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

Nonperforming assets, expressed as a percentage of total assets, totaled 5.3% at September 30, 2010, 4.15% at December 31, 2009, and 3.85% at September 30, 2009.  While there has been an increase in nonperforming loans since December 31, 2009, the Bank has seen an improvement in its delinquency rates. Total 30-89 day delinquencies were $21.4 million as of September 30, 2010, which was a decrease of $29.8 million, or 58.2%, from the December 31, 2009 level of $51.2 million.

The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	September 30,	December 31,	September 30,
(dollars in thousands)	2010	2009	2009
Nonaccruing loans:
Commercial loans and lines of credit	$1,150	$535	$308
Commercial construction	7,386	10,992	12,217
Commercial mortgages	22,610	9,773	7,526
Consumer residential construction	1,600	3,815	2,231
Alt A first- and second-lien mortgages (1)	1,951	3,114	2,928
Other residential mortgages	11,286	6,219	3,415
Other consumer	2,618	1,351	1,029
	48,601	35,799	29,654
Real estate acquired through foreclosure:
Commercial loans and lines of credit	—	—	—
Commercial construction	8,485	9,347	7,208
Commercial mortgages	3,804	4,112	4,285
Consumer residential construction	5,150	4,203	5,252
Alt A first- and second-lien mortgages (1)	1,513	1,858	4,433
Other residential mortgages	2,619	240	1,012
Other consumer	68	1,870	2,513
	21,639	21,630	24,703
Total nonperforming assets	$70,240	$57,429	$54,357

Loans past-due 90 days or more and accruing:
Commercial loans and lines of credit	$—	$499	$97
Commercial construction	—	—	—
Commercial mortgages	1,643	3,886	9,910
Consumer residential construction	—	—	1,864
Alt A first- and second-lien mortgages (1)	—	65	978
Other residential mortgages	2,958	4,642	6,170
Other consumer	528	132	1,140
	$5,129	$9,224	$20,159

Troubled Debt Restructures: (2)
Commercial loans and lines of credit	$—	$2,850	$—
Commercial construction	2,592	4,876	—
Commercial mortgages	1,998	799	—
Consumer residential construction	—	—	—
Alt A first- and second-lien mortgages (1)	1,472	4,523	3,679
Other residential mortgages	10,033	—	—
Other consumer	—	—	—
	$16,095	$13,048	$3,679

(1)  Alt A loans are high loan-to-value/low documentation loans

(2)  Does not include TDRs that are on nonaccrual status

Nonaccrual loans increased $12.8 million from December 31, 2009 to September 30, 2010.  The commercial loans and lines of credit nonaccrual balance, which increased $615,000 over the December 31, 2009 amount, consisted of six loans, with the largest balance amounting to $548,000.  All of these loans were placed on nonaccrual status during 2010.  Of the $535,000 in nonaccrual commercial loans as of December 31, 2009, one loan in the amount of $293,000 was placed on accrual status during 2010 and the other loan in the amount of $242,000 was paid off.

The commercial construction nonaccrual balance, which decreased $3.6 million from the December 31, 2009 amount, consisted of eight loans, with the largest balance amounting to $2.9 million.  We placed six additional commercial construction loans, including the largest loan mentioned above, in the amount of $6.0 million on nonaccrual status during 2010.  In addition, during 2010, we transferred four commercial construction loans that were on nonaccrual status as of December 31, 2009 in the amount of $8.4 million to real estate acquired through foreclosure, placed $203,000 of such loans back on accrual status, and charged off $943,000 of such loans.

The commercial mortgage loan nonaccrual balance consisted of 21 loans, with the largest balance amounting to $4.6 million.  We placed 14 commercial mortgage loans in the amount of $17.7 million (including the largest loan mentioned above) on nonaccrual status during 2010.  In 2010, we transferred five of the commercial mortgage loans that were on nonaccrual status at December 31, 2009 totaling $1.3 million to real estate acquired through foreclosure and placed $1.5 million in such commercial mortgage loans back on accrual status.

Consumer residential construction nonaccrual loans declined by $2.2 million since December 31, 2009.  This balance consisted of three loans, with the largest balance amounting to $961,000.  Two of these loans totaling $639,000 were placed on nonaccrual status during 2010.  In addition, during 2010, we transferred five consumer residential construction loans totaling $2.4 million that were on nonaccrual status as of December 31, 2009 to real estate acquired through foreclosure and charged off $357,000 of such loans.

Nonaccrual Alt-A mortgages have been continuously declining as these loans move through the delinquency and foreclosure process.  The majority of ALT-A loans that were on nonaccrual status as of December 31, 2009 were transferred to real estate acquired through foreclosure during 2010.

The other residential mortgage nonaccrual balance consisted of 29 loans, with the largest balance amounting to $2.6 million.  We placed $7.4 million of these loans on nonaccrual status during 2010.  In addition, during 2010, we transferred $1.3 million in nonaccrual other residential mortgage loans at December 31, 2009 to real estate acquired through foreclosure.  $665,000 in other residential mortgage loans on nonaccrual status as of December 31, 2009 were paid off during 2010 and $270,000 of such loans were charged off during 2010.

The consumer loan nonaccrual balance consisted of 11 loans, with approximately half remaining on nonaccrual status since December 31, 2009.  These loans are well secured and we have determined that they do not require charge off as of September 30, 2010.

Real estate acquired through foreclosure increased $9,000 compared to December 31, 2009. We foreclosed on $17.9 million in additional properties during the first nine months of 2010. We recorded write-downs and losses of $4.9 million and disposed of $13.0 million on real estate acquired through foreclosure during the first nine months of 2010.

Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, decreased from $9.2 million at December 31, 2009 to $5.1 million as of September 30, 2010, as previously delinquent loans were placed on nonaccrual status  The commercial mortgage loan total of $1.6 million consists of one loan and the other residential mortgage loan total consists of four loans, the largest of which amounted to $2.0 million.

TDRs, which are loans that have been restructured during the period due to the borrower’s inability to maintain a current status on the loan, that are not included in the nonaccrual balance above amounted to $16.1 million as of September 30, 2010 and $13.0 million as of December 31, 2009.  Restructures could be in the form of interest rate reductions, payment extensions, or principal forgiveness.   Our TDRs are generally reviewed individually, at the time of restructure, to determine impairment, accrual status, and the need for specific reserves.  For collateral dependent loans, we utilize the fair value of the collateral in determining impairment.  For noncollateral dependent loans, we calculate the present value of expected future cash flows to determine fair value and impairment.

Deposits

Deposits totaled $1.1 billion at September 30, 2010, decreasing $40.0 million or 3.5% from the December 31, 2009 balance of $1.2 billion.  We experienced decreases in all deposit categories with the exception of regular savings deposits, which increased $2.9 million over the December 31, 2009 level. During the first nine months of 2010, approximately $82.0 million in brokered time deposits matured.  The loss of these deposits was offset by successes in our nonbrokered national deposit campaign, which brought in approximately $88.0 million in new time deposits during 2010.  We experienced additional decreases in time deposits and in other deposit types as customers moved funds out of time deposits and into savings accounts or out of the Bank in search of higher-yielding products.  The deposit breakdown is as follows:

	September 30, 2010		December 31, 2009
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$137,976	12.4%	$169,643	14.8%
Regular savings deposits	56,177	5.1%	53,311	4.6%
Time deposits	808,553	73.1%	811,358	70.8%
Total interest-bearing deposits	1,002,706	90.6%	1,034,312	90.2%
Noninterest-bearing demand deposits	103,798	9.4%	112,192	9.8%
Total deposits	$1,106,504	100.0%	$1,146,504	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of September 30, 2010, our core deposits were $389.3 million compared to $426.2 million at December 31, 1009.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at September 30, 2010.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

Long-term borrowings, which totaled $33.9 million and $95.7 million at September 30, 2010 and December 31, 2009, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building.  The amortized cost of long-term FHLB advances totaled $85.0 million at December 31, 2009; however, $60.0 million of the advances at December 31, 2009 were recorded at fair value ($61.6 million) in accordance with FASB guidance, making the total carrying amount of long-term FHLB advances $86.6 million at December 31, 2009.  During the first nine months of 2010, $60.0 million in long-term FHLB advances that were recorded at fair value matured and were replaced with $60.0 million in short-term FHLB advances that are not recorded at fair value.  As of September 30, 2010 and December 31, 2009, the balance on the mortgage loan was $8.9 million and $9.1 million, respectively.  See “Liquidity” later in this section for information on borrowing restrictions placed on us by our creditors.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings increased from $26.4 million at December 31, 2009 to $86.3 million at September 30, 2010.  See above for information on refinancing of long-term debt.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures as of September 30, 2010 totaled $52.1 million and as of December 31, 2009 totaled $73.7 million.

In February, 2010, the Company executed an Exchange agreement (the “Exchange”) with its Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by Mariner Capital Trust (“MCT”) II, MCT IV, and MCT VIII.  On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares at $1.15 per share.  The Exchange agreement with Mr. Hale provided that if the Company completed, by June 30, 2010, a public or private offering of its common stock at a price per share below the per share price at which Mr. Hale converted his ownership interest in trust preferred securities into shares of Company common stock (i.e. below $1.23 per share), then Mr. Hale would be issued additional shares of common stock such that the total shares issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the subsequent  public or private offering.  Shares sold in our April 12, 2010 Rights and Public Offerings were sold at $1.15 per share.  Accordingly, 113,114 additional shares were issued to Mr. Hale on April 12, 2010 in conjunction with those offerings.  Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.4 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  As the Exchange was a related party transaction, the resultant gain of $13.1 million, net of taxes of $7.5 million, was recorded as an addition to additional paid in capital in accordance with FASB guidance.  See “Capital Resources” later in this section for additional information regarding the Exchange agreement.

In June, 2010, the Company executed a second Exchange agreement (the “Second Exchange”) with an unaffiliated third party who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV.   On June 30, 2010, pursuant to the terms of the Second Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share.  Upon completion of the Second Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  The transaction resulted in a gain of $571,000, net of taxes of $387,000.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $13.7 million of the outstanding Trust Preferred Securities qualify as Tier I capital and $23.0 million of the remaining Trust Preferred Securities qualify as Tier II capital at September 30, 2010.  The total amount of our Trust Preferred Securities allowable as part of capital was limited to $36.7 million as of September 30, 2010.

Capital Resources

Stockholders’ equity increased $11.8 million in the first nine months of 2010 to $38.8 million from $27.0 million as of December 31, 2009.

Common stock and additional paid-in capital increased by $23.5 million due to stock offerings, stock issued to directors in lieu of cash payments for directors’ fees, and debt exchange transactions completed during the first nine months of 2010.  In April, 2010, we completed the sale of $10.9 million, or 9,484,998 shares of common stock, to participants in a rights offering (“Rights Offering”) and to purchasers in our public offering (“Public Offering”) of common stock.  The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights Offering and the Public Offering.  The Company sold 3,410,082 shares of common stock, totaling $3.9 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $7.0 million in connection with the Public Offering.  The purchase price for all shares purchased was $1.15 per share.  In addition to the aforementioned stock offerings, we completed two debt exchange transactions as described under “Borrowings” above.

Director compensation is paid in the form of shares of stock in lieu of cash.  During the nine months ended September 30, 2010, the amount credited to common stock and additional paid-in capital for such shares was $102,000.  Prior to 2010, director compensation was paid in cash.  We did not repurchase any common stock during 2010, nor was any stock issued through the employee stock purchase plan.

Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $1.2 million.  Retained deficit increased by the net loss of $12.7 million for the first nine months of 2010, plus $231,000 related to the push-down of our former subsidiary, FM Appraisals, to the Bank.  See additional information about the FM Appraisals transaction above.

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

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2010	2009	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	2.7%	1.4%	4.0%
The Bank	5.7%	6.2%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	3.6%	1.8%	4.0%
The Bank	7.6%	7.9%	4.0%
Total capital to risk-weighted assets:
Consolidated	7.2%	3.6%	8.0%
The Bank	8.9%	9.1%	8.0%

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010 or September 30, 2010.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, the Bank may not accept, renew, or roll over any brokered deposits or pay effective yields on deposits that are greater than those generally paid in its markets.

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing or guaranteeing any debt; or (v) repurchasing, redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2010, those capital ratios were 2.7%, 3.6%, and 7.2%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.  For additional information, see Item 1A, “Risk Factors,” in Part II of this Form 10-Q and in Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On April 27, 2010, we received notification from the FDIC to discontinue the restitution process after providing restitution in the amount of $731,000.  The FDIC directed us to apply any remaining settlement funds to our charitable programs, specifically financial literacy programs, while the April Order remains in effect.  If any settlement funds remain at the time the April Order is discontinued, those remaining funds will then be applied to the Mariner Charitable Foundation programs.

The April Order has not had and is not expected to have a material impact on the Bank’s financial performance.  Management believes the ultimate successful satisfaction of the September Order’s requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

See information related to two Exchange Agreements under “Borrowings” above.

Results of Operations

Net Loss

Nine months Ended September 30:

Our net loss was $12.7 million and $18.5 million for the nine months ended September 30, 2010 and 2009, respectively. Basic and diluted losses per share from for the first nine months of 2010 and 2009 totaled $(0.93) and $(2.86), respectively.  Discontinued operations contributed $200,000 and $9.0 million in losses for the nine months ended September 30, 2010 and 2009, respectively.   2009 losses from discontinued operations include a loss on disposal of Mariner Finance, LLC (“Mariner Finance”) of $10.6 million.

Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the nine months ended September 30, 2010 was (1.25)% compared to (1.78)% for the corresponding period in 2009. Return on average equity, the product of net income divided by average equity, measures how effectively we invest the Company’s capital to produce income. Return on average equity (annualized) for the nine months ended September 30, 2010 was (43.95)% compared to (54.93)% for the corresponding period in 2009.  All profitability indicators were significantly affected by our net losses.

Three months Ended September 30:

Our net loss was $4.6 million and $12.9 million for the three months ended September 30, 2010 and 2009, respectively.  Basic and diluted losses per share for the first three months of 2010 and 2009 totaled $(0.26) and $(2.01), respectively.  Discontinued operations contributed $9.8 million in losses for the three months ended September 30, 2009 and included a loss on disposal of Mariner Finance of $10.6 million. Our return on average assets (annualized) for the three months ended September 30, 2010 was (1.38)% compared to (3.56)% for the corresponding period in 2009 and our return on average equity (annualized) for the three months ended September 30, 2010 was (42.25)% compared to (121.29)% for the corresponding period in 2009.

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

Nine months Ended September 30:

Net interest income for the first nine months of 2010 totaled $21.7 million, an increase of $2.3 million over $19.4 million for the nine months ended September 30, 2009. The increase in net interest income during the first nine months of 2010 was primarily due to a decrease in the rate paid on interest-bearing liabilities from 3.01% for the nine months ended September 30, 2009 to 2.19% for the nine months ended September 30, 2010, partially offset by a decrease in the volume of earning assets. The impact of these items increased the net interest margin to 2.82% from 2.24%.

Interest income

Total interest income decreased by $3.3 million for the nine months ended September 30, 2010 due primarily to the decreased volume of interest-earning assets, from $1.1 billion for the nine months ended September 30, 2009 to $1.0 billion for the nine months ended September 30, 2010.  Yields on earning assets for the period increased slightly to 5.43% from 5.30%, as interest income was less affected by interest reversals on nonaccrual loans compared to 2009.

Average loans outstanding decreased by $21.2 million.  We experienced decreases in commercial loans and lines of credit (-$8.5 million) and commercial and consumer construction loans (-$19.9 million and -$18.6 million, respectively), which were partially offset by increases in commercial mortgages (+$13.8 million), residential mortgages (+$10.3 million), and consumer loans (+$1.8 million).

The decrease in commercial loans was primarily due to management’s decision to reduce this type of loan origination to improve asset quality given the current economic environment.  The decrease in both commercial and consumer residential construction loans was due to the deterioration of the real estate market, which has led to the reduction of new construction as well as increased foreclosures. The increase in residential mortgage loans was due primarily to increased portfolio lending activity. The increase in commercial mortgages was due to lower runoff.  Average loans held for sale decreased $1.2 million, due primarily to lower volume in 2010.  Average securities decreased by $22.2 million, due primarily to sales of securities (both trading and AFS) of $18.1 million.

Interest expense

Interest expense decreased by $5.5 million to $19.8 million for the nine months ended September 30, 2010, compared to $25.3 million for the same period in 2009.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 3.01% for the nine months ended September 30, 2009 to 2.19% for the nine months ended September 30, 2010, which was partially offset by a higher level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 2.78% in 2009 to 2.08% in 2010 was driven primarily by decreases in the rates on savings accounts, money market accounts, and certificates of deposit, partially offset by slight increases in the rates on NOW accounts.  Average interest-bearing deposits increased by $106.1 million primarily due to an increase in the volume of time deposits, including time deposits placed through our national nonbrokered time deposit program.  A decrease in average borrowings of $35.7 million was due primarily to the cancellation of certain junior subordinated deferrable interest debentures through two exchanges (see “Borrowings” above).  We experienced a decrease in the cost of borrowed funds from 3.98% for the nine months ended September 30, 2009 to 2.85% for the same period in 2010 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

Three Months Ended September 30:

Net interest income for the third quarter of 2010 totaled $7.9 million, an increase of $1.1 million over $6.7 million for the third quarter of 2009. The increase in net interest income during the third quarter of 2010 was primarily due to a decrease in the rate paid on interest-bearing liabilities from 2.76% for the three months ended September 30, 2009 to 2.02% for the three months ended September 30, 2010. The impact increased the net interest margin to 2.98% from 2.30%.

Interest income

Total interest income decreased by $1.2 million for the three months ended September 30, 2010 due primarily to the decreased yield on loans (from 5.82% for the three months ended September 30, 2009 to 5.54% for the comparable period of 2010) and loans held for sale (from 5.16% for the three months ended September 30, 2009 to 4.47% for the comparable period of 2010).  Loan yields decreased due to an increase in nonaccrual loans requiring interest reversals.  The overall yield on interest-earning assets increased from 5.15% for the three months ended September 30, 2009 to 5.26% for the comparable period of 2010.  Average interest-earning assets decreased from $1.2 billion for the nine months ended September 30, 2009 to $1.0 billion for the nine months ended September 30, 2010.

Average loans outstanding decreased by $43.2 million.  We experienced decreases in commercial loans and lines of credit (-$7.4 million), commercial and consumer construction loans (-$34.2 million and -$15.8 million, respectively), and residential mortgages (-$7.2 million), which were partially offset by increases in commercial mortgages (+$20.2 million) and consumer loans (+$1.3 million).

The decrease in commercial and construction loans was due to management’s decision to reduce these types of loan origination to improve asset quality given the current economic environment and the deterioration of the real estate market, respectively.  The decrease in residential mortgage loans was due primarily to decreased portfolio lending activity and the increase in commercial mortgages was due to lower runoff.  Average loans held for sale increased $37.6 million, due to higher volume fueled by low interest rates.  Average securities decreased by $29.9 million, due to securities sales, normal principal repayments on mortgage-backed securities, and deteriorations in value of certain securities, primarily trust preferred securities, due to the current economic conditions.

Interest expense

Interest expense decreased by $2.3 million to $5.9 million for the three months ended September 30, 2010, compared to $8.3 million for the same period in 2009.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.76% for the three months ended September 30, 2009 to 2.02% for the three months ended September 30, 2010 and a lower level of interest-bearing liabilities in 2010.  The decrease in the rate paid on interest-bearing deposits from 2.55% in 2009 to 1.95% in 2010 was driven by decreases in the rates on savings accounts, money market accounts, and certificates of deposit, partially offset by slight increases in the rates on NOW accounts.  Average interest-bearing deposits increased by $14.6 million primarily due to increased time deposits from our national nonbrokered time deposit program.  A decrease in average borrowings of $38.0 million was due to the cancellation of certain junior subordinated deferrable interest debentures (see “Borrowings” above).  We experienced a decrease in the costs of borrowed funds from 3.76% for the three months ended September 30, 2009 to 2.39% for the same period in 2010 due to the decline in variable-rate trust preferred security costs and lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1) (3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$78,049	$2,978	5.03%	$86,525	$3,604	5.49%
Commercial construction	82,951	3,240	5.15%	102,838	4,020	5.16%
Commercial mortgages	346,499	16,209	6.17%	332,743	16,803	6.66%
Consumer residential construction	43,476	1,768	5.42%	62,101	2,540	5.47%
Residential mortgages	159,637	6,743	5.63%	149,347	6,731	5.92%
Consumer	153,007	5,336	4.66%	151,217	5,097	4.47%
Total loans	863,619	36,274	5.56%	884,771	38,795	5.79%
Loans held for sale	92,089	3,257	4.72%	93,255	3,586	5.13%
Securities, trading and AFS	28,753	1,558	7.23%	50,998	2,275	5.95%
Interest-bearing deposits	21,124	373	2.36%	78,641	74	0.12%
Restricted stock investments, at cost	7,807	14	0.24%	7,714	7	0.11%

Total earning assets	1,013,392	41,476	5.43%	1,115,379	44,737	5.30%

Allowance for loan losses	(12,411)			(12,121)
Cash and other nonearning assets	362,455			285,567
Total assets	$1,363,436	41,476		$1,388,825	44,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$7,461	40	0.72%	$6,661	31	0.64%
Savings deposits	56,098	123	0.29%	55,656	139	0.34%
Money market deposits	142,821	674	0.63%	162,675	1,009	0.84%
Time deposits	821,726	15,120	2.46%	697,013	17,798	3.45%
Total interest-bearing deposits	1,028,106	15,957	2.08%	922,005	18,977	2.78%
Borrowings	178,891	3,815	2.85%	214,600	6,322	3.98%

Total interest-bearing liabilities	1,206,997	19,772	2.19%	1,136,605	25,299	3.01%

Noninterest-bearing demand deposits	107,294			116,643
Other noninterest-bearing liabilities	10,494			90,633
Stockholders’ equity	38,651			44,944
Total liabilities and stockholders’ equity	$1,363,436	19,772		$1,388,825	25,299

Net interest income/net interest spread		$21,704	3.24%		$19,438	2.29%
Net interest margin			2.82%			2.24%

(1)          Nonaccrual loans are included in average loans.

(2)          There are no tax equivalency adjustments

(3)          Average assets and liabilities of our discontinued subsidiary, Mariner Finance, are included in other nonearning assets and other noninterest-bearing liabilities.

	For the Three Months Ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1) (3)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial loans and lines of credit	$76,811	$924	4.71%	$84,166	$1,171	5.44%
Commercial construction	65,634	890	5.31%	99,866	1,330	5.21%
Commercial mortgages	363,660	5,722	6.16%	343,483	5,742	6.54%
Consumer residential construction	39,041	440	4.49%	54,823	832	6.04%
Residential mortgages	148,022	2,128	5.75%	155,257	2,307	5.94%
Consumer	152,317	1,789	4.68%	151,062	1,743	4.59%
Total loans	845,485	11,893	5.54%	888,657	13,125	5.82%
Loans held for sale	123,164	1,377	4.47%	85,568	1,104	5.16%
Securities, trading and AFS	21,071	383	7.23%	50,975	722	5.66%
Interest-bearing deposits	35,884	117	1.30%	117,878	31	0.11%
Restricted stock investments, at cost	7,557	9	0.46%	7,934	23	1.18%

Total earning assets	1,033,161	13,779	5.26%	1,151,012	15,005	5.15%

Allowance for loan losses	(12,447)			(11,720)
Cash and other nonearning assets	302,632			302,796
Total assets	$1,323,346	13,779		$1,442,088	15,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$7,468	13	0.68%	$6,471	10	0.61%
Savings deposits	56,442	42	0.29%	56,570	46	0.32%
Money market deposits	138,216	213	0.61%	170,445	369	0.86%
Time deposits	792,500	4,627	2.32%	746,575	5,864	3.12%
Total interest-bearing deposits	994,626	4,895	1.95%	980,061	6,289	2.55%
Borrowings	170,949	1,031	2.39%	208,944	1,979	3.76%

Total interest-bearing liabilities	1,165,575	5,926	2.02%	1,189,005	8,268	2.76%

Noninterest-bearing demand deposits	105,290			118,273
Other noninterest-bearing liabilities	9,206			92,432
Stockholders’ equity	43,275			42,378
Total liabilities and stockholders’ equity	$1,323,346	5,926		$1,442,088	8,268

Net interest income/net interest spread		$7,853	3.24%		$6,737	2.39%
Net interest margin			2.98%			2.30%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial loans and lines of credit	$(150)	$(97)	$(247)	$(288)	$(338)	$(626)
Commercial construction	159	(599)	(440)	(7)	(773)	(780)
Commercial mortgages	(1,328)	1,308	(20)	(1,555)	961	(594)
Consumer residential construction	(185)	(207)	(392)	(24)	(748)	(772)
Residential mortgages	(72)	(107)	(179)	(499)	511	12
Consumer	32	14	46	186	53	239
Total loans	(1,544)	312	(1,232)	(2,187)	(334)	(2,521)
Loans held for sale	(841)	1,114	273	(285)	(44)	(329)
Securities, trading and AFS	1,006	(1,345)	(339)	636	(1,353)	(717)
Interest-bearing deposits	250	(164)	86	421	(122)	299
Restricted stock investments, at cost	(13)	(1)	(14)	7	—	7

Total interest income	(1,142)	(84)	(1,226)	(1,408)	(1,853)	(3,261)

Interest paid on:
Interest-bearing deposits:
NOW deposits	1	2	3	5	4	9
Savings deposits	(4)	—	(4)	(18)	2	(16)
Money market deposits	(95)	(61)	(156)	(225)	(110)	(335)
Time deposits	(3,312)	2,075	(1,237)	(6,950)	4,272	(2,678)
Total interest-bearing deposits	(3,410)	2,016	(1,394)	(7,188)	4,168	(3,020)
Borrowings	(632)	(316)	(948)	(1,580)	(927)	(2,507)

Total interest expense	(4,042)	1,700	(2,342)	(8,768)	3,241	(5,527)

Net interest income	$2,900	$(1,784)	$1,116	$7,360	$(5,094)	$2,266

Noninterest Income

Nine months Ended September 30:

Noninterest income for the nine months ended September 30, 2010 was $22.5 million, an increase of $350,000 or 1.6% over the comparable period of 2009.  Mortgage-banking revenue increased from $12.8 million for the nine months ended September 30, 2009 to $13.5 million for the nine months ended September 30, 2010 due primarily due to improved pricing on loans sold and the one-time acceleration of gains ($2.2 million) due to the change to fair value accounting for loans held for sale.  Deposit service charges declined to $3.1 million in the first nine months of 2010 from $4.0 million for the first nine months of 2009 due to lower overdraft income and to a decline in the number of accounts.  During the nine months ended September 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.7 million.  The valuation of these items resulted in a recovery of value of $2.2 million for the same period in 2009.  As of September 30, 2010, we no longer maintain any trading assets nor do we carry any borrowings at fair value.

Net OTTI charges amounted to $1.2 million for the nine months ended September 30, 2010, compared to $2.2 million for the same period in 2009.  Gains on the sale of securities amounted to $54,000 in 2010 compared to $330,000 in 2009.  We recognized $192,000 in gains on sales of branch locations during the nine months ended September 30, 2010.  During 2010, we recognized a $958,000 gain on the early extinguishment of a portion of our junior subordinated deferrable interest debentures.  See “Borrowings” above for details about the transaction.

Other income decreased $781,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Included in this item for the nine months ended September 30, 2009 is an insurance recovery of $850,000 related to ALT A loans originated in 2006 and 2007.

Three Months Ended September 30:

Noninterest income for the three months ended September 30, 2010 was $10.6 million, an increase of $3.7 million or 53.0% from the comparable period of 2009 primarily due to an increase in mortgage-banking revenue, which increased from $3.4 million for the nine months ended September 30, 2009 to $8.8 million for the nine months ended September 30, 2010, due to improved pricing on loans sold and the change to fair value accounting for loans held for sale.  The amount of net OTTI charges recognized increased to $816,000 for the three months ended September 30, 2010 compared to $401,000 for the same period of 2009.  Deposit service charges declined to $933,000 in the third quarter of 2010 from $1.4 million for the third quarter of 2009 due to lower overdraft income and to a decline in the number of accounts.  During the three months ended September 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $331,000, compared to a recovery of value of $801,000 for the same period in 2009.  Noninterest income in 2009 included $330,000 in gains on the sales of securities.

Noninterest expenses

Nine months Ended September 30:

For the nine months ended September 30, 2010, noninterest expenses increased $330,000 to $51.2 million compared to $50.9 million for the same period of 2009.

Write-downs, losses, and costs of real estate acquired through foreclosure increased $723,000, as current appraisals reflected declines in property values requiring additional write-downs and costs of foreclosure and maintenance of properties increased.  We experienced an increase in our deposit insurance costs of $516,000 as our premium rates assessed by the FDIC increased for the nine months ended September 30, 2010 compared to the same period of 2009.

The decrease in furniture, fixtures, and equipment expenses (-$496,000) for the nine months ended September 30, 2010 was primarily due to the fulfillment of useful lives for a large portion of our computer equipment between September 30, 2009 and September 30, 2010, which reduced depreciation expense in 2010.   In addition, we realized cost savings from the various branch location closings in 2010.  The decreases in salaries and employee benefits (-$272,000), professional services (-$270,000), and advertising (-$311,000) were due to our efforts in containing controllable expenses.

Three Months Ended September 30:

For the three months ended September 30, 2010, noninterest expenses decreased $236,000, or 1.3%, to $17.8 million compared to $18.0 million for the same period of 2009, primarily resulting from our closed facilities and our efforts to contain controllable expenses, partially offset by increased write-downs and costs of foreclosure and maintenance of properties and deposit insurance costs.

The following table shows the breakout of other noninterest expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Office supplies	127	101	339	380
Printing	134	99	260	264
Corporate insurance	301	282	902	727
Consulting fees	333	335	745	769
Marketing/promotion	311	69	700	250
Postage	122	213	417	506
Overnight delivery/courier	86	113	311	385
Security	51	54	176	173
Dues and subscriptions	128	164	318	376
Loan collection expenses	785	271	1,176	1,076
Director fees	87	57	278	192
Employee education and training	19	34	83	101
Automobile expense	32	39	99	105
Travel and entertainment	39	95	128	237
Other	726	651	1,559	1,435
	$3,281	$2,577	$7,491	$6,976

Income Taxes

We recorded an income tax benefit of $10.7 million on a net loss before taxes and discontinued operations of $23.3 million, resulting in an effective tax rate of (46.2)%, for the nine-month period ended September 30, 2010 compared to an income tax benefit of $8.1 million on a net loss before taxes and discontinued operations of $17.6 million, resulting in an effective tax rate of (46.0)%, for the nine month period ended September 30, 2009.

We recorded an income tax benefit of $4.5 million on a net loss before taxes and discontinued operations of $9.1 million, resulting in an effective tax rate of (49.1)%, for the three-month period ended September 30, 2010 compared to an income tax benefit of $3.3 million on a net loss before taxes and discontinued operations of $6.4 million, resulting in an effective tax rate of (51.1)%, for the three month period ended September 30, 2009.

Discontinued Operations

In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance.  The agreement related to the sale was entered into in October, 2009.  In accordance with FASB guidance, we accounted for Mariner Finance as an asset held for sale as of September 30, 2009, with a corresponding reduction of the asset to fair value.  The operating results of Mariner Finance, along with the loss recognized from the valuation are included in the Consolidated Statements of Operations as discontinued operations.  Such discontinued operations are detailed as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Interest income	$—	$6,717	$—	$18,895
Interest expense	—	(832)	—	(2,458)
Net interest income	—	5,885	—	16,437
Provision for loan losses	—	(1,380)	—	(3,860)
Noninterest income	—	1,275	—	3,453
Noninterest expenses	—	(4,501)	—	(13,356)
Net income before income taxes	—	1,279	—	2,674
Income tax expense	—	(504)	—	(1,055)
Mariner Finance net income	—	775	—	1,619
Net loss on disposal of Mariner Finance	—	(10,584)	(200)	(10,584)
Net loss from discontinued operations	$—	$(9,809)	$(200)	$(8,965)

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $283.3 million at September 30, 2010. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $19.6 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $169.4 million at September 30, 2010 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $17.2 million at September 30, 2010 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.8 million at September 30, 2010 are generally open ended. At September 30, 2010, available home equity lines totaled $65.3 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for improvements to our offices, branches, and equipment can be a significant use of liquidity.  As of September 30, 2010, we plan on expending approximately $1.1 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

The Bank’s liquidity is represented by its cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading, and AFS securities, the sources of which are deposit accounts and borrowings.  The level of liquidity is dependent on the Bank’s operating, financing and investing activities at any given time.  We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $177.2 million at September 30, 2010, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as either AFS or trading, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Loans held for sale, which totaled $151.6 million at September 30, 2010, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity, if needed. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 75.3% at September 30, 2010 and 77.7% at December 31, 2009.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of September 30, 2010, we maintained lines of credit totaling $127.0 million and funding capacity of $10.4 million based upon loans and securities available for pledging and available overnight deposits.  The FHLB has reduced our line of credit to $107.0 million, our current outstanding balance.  The FRB has also notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.  At September 30, 2010, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Credit Commitments

Credit commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates at current market amounts with fixed expiration dates and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of September 30, 2010:

	Notional	Estimated
(dollars in thousands)	Amount	Fair Value
Interest rate lock commitments	$169,384	$172,251
Forward contracts to sell mortgage-backed securities	140,000	139,264

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2010, we had a one-year cumulative positive gap of approximately $231.7 million.

In addition to the use of interest rate sensitivity reports, we test our interest rate sensitivity through the deployment of a simulation analysis.  Earnings simulation models are used to estimate what effect specific interest rate changes would have on our projected net interest income.  Derivative financial instruments, such as interest rate caps, are included in the analysis. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change.  At September 30, 2010, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	0.21%	(1.80)%

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

(b) Changes in Internal Control Over Financial Reporting.  On October 7, 2010, Daniel McKew was appointed President of the Bank, succeeding George Mantakos, who will remain with the Company and continue to work in various lending capacities.  We do not believe this change will have a material effect on our control environment.

There were no significant changes in our internal control over financial reporting, other than described above, during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2009.  The following discussion is an update to certain risk factors contained in the Annual Report on Form 10-K and the quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2010.

As of September 30, 2010, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required by our regulators to meet by June 30, 2010. The failure to maintain these capital requirements could result in further action by our regulators.

In the September Order, the FDIC and the Commissioner directed the Bank to raise its Tier 1 leverage and total risk-based capital ratios to 6.5% and 10%, respectively, by March 31, 2010 and to 7.5% and 11%, respectively, by June 30, 2010.  We did not meet these requirements.  Based on assets as of September 30, 2010, we estimated that we would need to increase the Bank’s capital by at least $20.9 million to achieve Tier 1 leverage and total risk-based capital ratios of 7.5% and 11%, respectively.  We have submitted a revised capital plan to the FDIC and the Commissioner, including a request to extend, to September 30, 2010, the date by which the September order requires the Bank to achieve higher capital requirements. We have been in regular communication with the staffs of the FDIC and the Commissioner regarding efforts to satisfy the higher capital requirements and we have not yet received a formal response to our revised capital plan submission nor extension request.

First Mariner currently does not have any capital available to invest in the Bank and any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the FDIC and the Commissioner.

Because we have not met all of the capital requirements set forth in the September Order within the prescribed timeframes, if our revised capital plan is not approved or if we are not granted a waiver of such requirements, the FDIC and the Commissioner could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions.  The FDIC or the Commissioner could direct us to seek a merger partner or possibly place the Bank in receivership.  If the Bank is placed into receivership, the Company would cease operations and liquidate or seek bankruptcy protection.  If the Company were to liquidate or seek bankruptcy protection, we do not believe that there would be assets available to holders of the capital stock of the Company.

Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements.  As of the date of this document, the FRB is reviewing the Company’s revised capital plan. To satisfy these requirements, First Mariner’s consolidated Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2010, those capital ratios were 2.7%, 3.6%, and 7.2%, respectively, which were not in compliance with the minimum requirements.  Based on assets as of September 30, 2010, we estimated that we will need to increase the Company’s capital by at least $8.0 million to meet all of the requirements.  The failure to meet all of the capital ratios could subject us to additional enforcement actions.

We may need to raise additional capital through a share issuance in the future that would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

Should we in the future need to raise additional capital, we might seek to do so through one or more offerings of our common stock, securities convertible into common stock, or rights to acquire such securities of our common stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance.  Our stock price has been as low as $0.55 within the last year.  Moreover, there has been unprecented volatility and disruption in the capital and credit markets in recent years, which has produced downward pressure on stock prices and credit availability for numerous issuers.  If current levels of market disruption and volatility continue or worsen, and if our stock price remains at its current level, we may be unable to raise additional capital, or we may be able to raise capital only at prices that would be unfavorable and dilutive to our shareholders.  If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to further regulatory enforcement action.

Under our Articles of Incorporation, we have additional authorized shares of common stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or NASDAQ Global Market requirements.

The issuance of any additional shares of common stock or securities convertible into common stock could be substantially dilutive to shareholders of our common stock, particularly those who are not able to or choose not to participate in such additional issuances.   Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro-rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in any future issuances of our common stock and as a result could be diluted.

We have taken actions, and may take additional actions, to help us meet immediate needs for capital, including reducing our assets and liabilities.  The disposition of our assets and liabilities could hurt our long-term profitability.

On December 14, 2009, First Mariner consummated the sale of its equity interests in Mariner Finance to MF Raven Holdings, Inc. pursuant to the Contribution Agreement. At the closing of the Mariner Finance sale, the Company exchanged its equity interests in Mariner Finance for 50 shares of common stock of JV Corp and approximately $10.0 million in cash, of which $1.1 million will be held in escrow for up to 18 months to cover any indemnification obligations that the Company may have under the Contribution Agreement. In April, 2010, the Company received an additional $575,000 in cash from the release of one half of the portion of the purchase price that was held in escrow following the transaction, as well as $75,000 from the final purchase price that was based on a final audit of Mariner Finance’s Statement of Condition.  While this transaction provided First Mariner with $10.0 million in cash to invest in the Bank to increase the Bank’s capital, as a result of the transaction, we will no longer realize income generated by Mariner Finance going forward.

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

Because the FRB Agreements, the September Order, and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would.  At September 30, 2010, the Bank’s cash and cash equivalents exceeded $177.0 million.  The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at September 30, 2010, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets.  Until we raise capital to a level that satisfies the capital requirements of the FRB Agreements and the September Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record impairment charges if investments suffer a decline in value that is considered other than temporary.  Changes in the expected cash flows, credit enhancement levels, or credit ratings of our securities and/or prolonged price declines may result in our concluding in future periods that the impairment of our securities is other than temporary.  If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the OTTI, which could have a material adverse effect on results of operations in the period in which the write-off occurs.  During the nine months ended September 30, 2010, we recognized $1.2 million in such charges.

The Bank is a member of the FHLB. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Included in our investment portfolio (classified as a restricted stock investment) as of September 30, 2010 is $7.4 million in capital stock of the FHLB. The FHLB is experiencing a potential capital shortfall and has, in the past, suspended its quarterly cash dividend, and could possibly require its members, including First Mariner, to make additional capital investments in the FHLB. There can be no guaranty that the FHLB will declare future dividends. In order to avail ourselves of correspondent banking services offered by the FHLB, we must remain a member of the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital, and results of operations may be materially and adversely affected.

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

Potential NASDAQ delisting could make the market for our stock more illiquid

On August 24, 2010, we received a letter from The NASDAQ Stock Market providing notice that, for 30 consecutive business days, the Company’s common stock had not maintained a minimum bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(a)(1). This notification has no effect on the listing of the Company’s securities at this time.

NASDAQ has provided the Company 180 calendar days, or until February 22, 2011, to regain compliance with Listing Rule 5450(a)(1). If, at any time before February 22, 2011, the bid price of the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with Listing Rule 5450(a)(1) and the Company’s shares will continue to trade on The NASDAQ Global Market. If the Company does not regain compliance by February 22, 2011, the NASDAQ Staff will provide written notification that the Company’s securities will be delisted.  Alternatively, if the Company does not meet the minimum bid requirement by February 22, 2011 but would otherwise meet all NASDAQ Capital Market initial inclusion requirements except bid price and market value of publicly held shares, and the market value of the Company’s publicly held shares was at least $1.0 million, the Company could apply to be listed on the NASDAQ Capital Market and the Company would have 180 additional days to regain compliance with the $1.00 minimum bid price requirement, which the Company would regain if the bid price of the Company’s common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days.  If the Company does not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that the Company’s securities will be delisted from the NASDAQ Capital Market. At such time, the Company would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

If the Company’s stock is delisted from the NASDAQ, the market for the stock would shrink and you may not be able to conduct transactions in the volume, frequency, or for a price that you might want.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - [REMOVED AND RESERVED]

Item 5 - Other Information

None

Item 6 - Exhibits

10.1                          Exchange Agreement between First Mariner Bancorp and John McDaniel

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

FIRST MARINER BANCORP

Date:	November 15, 2010	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	November 15, 2010	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer

Exhibit Index

10.1                          Exchange Agreement between First Mariner Bancorp and John McDaniel

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