Form 10-K
period 2010-12-31
FIRST MARINER BANCORP
filed 2011-03-31
CIK 946090

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $13.9 million.

         The number of shares of common stock outstanding as of March 18, 2011 was 18,532,979 shares.

Documents incorporated by reference:

         Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FIRST MARINER BANCORP
Annual Report on Form 10-K
December 31, 2010

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

  •
  our ability to continue to operate as a going concern;

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

  •
  the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Financial Accounting Standards Board, or other accounting standards setters;

  •
  the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, inflation, interest rate, market, and monetary fluctuations;

  •
  the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

  •
  the imposition of additional enforcement actions by bank regulatory authorities upon First Mariner Bank or First Mariner Bancorp;

  •
  unanticipated regulatory or judicial proceedings;

  •
  changes in consumer spending and savings habits;

  •
  our ability to effectively manage market risk, credit risk, and operational risk;

  •
  the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market, and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with competitors offering banking products and services by mail, telephone, and the Internet;

  •
  our ability to successfully implement our capital plan;

  •
  our ability to successfully implement our plan to reduce First Mariner Bank's risk exposure on each asset classified as "Substandard;"

  •
  our ability to successfully implement our liquidity contingency plan;

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

        All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the "Risk Factors" in Item 1A in Part I of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

 PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp ("First Mariner") is a bank holding company whose business is conducted primarily through its wholly owned operating subsidiary, First Mariner Bank (the "Bank"). First Mariner was established in 1995 and has total assets in excess of $1.3 billion as of December 31, 2010. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600. The Company had over 700 employees (approximately 647 full-time equivalent employees) as of December 31, 2010.

        We maintain the following Internet sites: www.1stmarinerbank.com; www.1stmarinerbancorp.com; www.1stmarinermortgage.com; and www.vamortgage.com. Information on these websites is not part of, and is not incorporated herein by reference to, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to these reports are available, free of charge, in the investor relations section of our Internet site at www.1stmarinerbancorp.com as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission (the "SEC").

        The Bank is our largest operating subsidiary with assets exceeding $1.3 billion as of December 31, 2010 and is the largest bank headquartered in Baltimore, Maryland. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland, as well as portions of Maryland's eastern shore. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

        The Bank is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. Products and services include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, money transfer services, nondeposit investment products, and mobile and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. First Mariner Mortgage originated $1.3 billion in loans in 2010.

        Next Generation Financial Services ("NGFS"), a division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States. NGFS originates reverse mortgage loans for sale to unaffiliated parties. The Bank does not originate any reverse mortgage loans for its portfolio, but does retain the servicing rights on reverse mortgage loans originated by NGFS and sold to Federal National Mortgage Association ("FNMA"). The Bank has entered into a profit sharing agreement with a private company related to NGFS, which may result in the sale of NGFS if certain requirements are satisfied by the end of the first quarter of 2011. The closing of the transaction is subject to numerous conditions, including, without limitation, that the parties obtain consents and approvals from certain lenders and governmental agencies that license and supervise the Bank. Accordingly, there can be no assurance that the closing will occur when expected, if at all. The Bank does not anticipate any benefit that results from a sale of NGFS to be material.

        We sold our consumer finance subsidiary, Mariner Finance, LLC, ("Mariner Finance") during 2009. See "Sale of Mariner Finance" in Item 7 of Part II of this Annual Report on Form 10-K for additional information.

        We do not conduct any foreign operations.

        We operate in two business segments—commercial and consumer banking and mortgage-banking. Financial information related to our operations in these segments for each of the three years ended December 31, 2010 is provided in Note 21 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our Business Strategy

        We are currently focused on improving earnings, liquidity, capital adequacy, and controlling asset growth. In order to achieve our objectives, our strategy is to:

  •
  Strengthen the capital position of the Company and the Bank;

  •
  Reduce our long-term debt;

  •
  Aggressively improve the quality of assets currently in our portfolio;

  •
  Adhere to rigorous credit standards in the origination of new loans;

  •
  Reduce our controllable operating expenses to improve our efficiency ratios;

  •
  Work towards obtaining termination of Regulatory Enforcement Actions (see discussions in Item 1A—"Risk Factors" later in Part I of this Annual Report on Form 10-K);

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

Financial Services We Provide

Commercial Banking

        Our commercial loan unit focuses on loan originations from small and mid-sized businesses (generally up to $20.0 million in annual sales) and such loans may be accompanied by significant related deposits. Our commercial loan products include commercial mortgage loans for the purchase or refinance of commercial properties; residential and commercial real estate construction and development loans; working capital loans and lines of credit; demand, term, and time loans; and equipment, inventory, and accounts receivable financing. We also offer an array of cash management services and deposit products to our commercial customers, including computerized on-line banking and remote deposit.

Retail Banking

        Our retail banking activities emphasize consumer deposit and checking accounts. We offer an extensive range of services to meet the varied needs of our customers of all age demographics. In addition to traditional products and services, we offer contemporary products and services, such as debit cards, mutual funds, annuities, insurance products, Internet banking, electronic bill payment, mobile banking, and personal financial management services. Our consumer loan products include home equity lines of credit, fixed rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Mortgage-Banking

        Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first- and second-lien mortgages, reverse mortgages, and construction and permanent financing.

Our Lending Activities

Loan Portfolio Composition

        At December 31, 2010, our loan portfolio totaled $811.7 million, representing approximately 62.0% of our total assets of $1.3 billion. The majority of our lending activity is in the Mid-Atlantic region and our loans are generally secured by residential and commercial real estate. At December 31, 2010 over 96% of our total loans were secured by real estate.

Real Estate Development and Construction Loans

        The Bank provides interim real estate acquisition, development, and construction loans to builders, developers, and persons who will ultimately occupy their single-family dwellings. These loans are made within the Federal regulatory guidelines for maximum loan-to-value ("LTV") ratios. Generally, residential construction loans are made for up to 85% of the appraised value of the property for individuals and 80% of the appraised value of the property for developers. Residential construction loans for developers are made for over 80% of the appraised value of the property with additional credit enhancements, such as additional collateral. Commercial real estate construction loans are generally made for 75% or less of the appraised value of the property. Development loans, made to improve raw land into lots on which structures may be built, are generally made for 75% or less of the appraised value of the property. The Bank's real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements. The Bank's real estate development and construction loans are typical debt obligations of the borrowers and do not provide for our participation in residual profits or losses of the projects or involve equity positions through partnerships, joint ventures, or other similar structures.

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

        The Bank secures development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates, and preconstruction sales information. We have significantly limited our development lending activities over the past three years.

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

Community Reinvestment Act ("CRA")

        We have a strong commitment to our responsibilities under the federal CRA and actively search for opportunities to meet the development needs of all members of the communities we serve, including persons of low to moderate income in a manner consistent with safe and sound banking practices. We currently fulfill this commitment primarily by participating in loan programs sponsored or guaranteed by the FHA, the VA, the federally funded Neighborhood Stabilization Program, the Maryland Mortgage Program ("CDA"), the U.S. Department of Agriculture Rural Development Loans Program, the Federal Home Loan Bank of Atlanta ("FHLB") Closing Cost Assistance Program, the Section 8 to Home-Ownership Program, and the Settlement Expense Loan Program.

        See Item 7 of Part II of this Annual Report on Form 10-K for more detailed information concerning our loan portfolio, the individual portfolio segments, and their effect on 2010 operations.

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

        The loan committee of the Bank's Board of Directors is authorized to approve loans up to the Bank's legal lending limit, which is approximately $11.3 million as of December 31, 2010. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, but we do have loans to a limited number of customers in excess of that amount.

        We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we, and our borrowers, are affected by the economic conditions prevailing in our market area. Approximately 31% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers and the remaining 69% consisted of loans to customers in the immediately surrounding states and the District of Columbia. Approximately 85% of our commercial loan portfolio (commercial, commercial mortgage, and commercial construction) consisted of loans to Maryland customers with an additional 11% consisting of loans to customers in the immediately surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 4% of our portfolio.

Market

        We consider our core market area to be the communities within the Baltimore/Washington corridor, particularly Baltimore City and the Maryland counties of Baltimore, Anne Arundel, Carroll, Harford, and Howard, as well as the eastern shore of Maryland. Lending activities are broader and include areas outside of our core market area such as other Maryland counties, the District of Columbia, and certain markets in contiguous states, as well as certain regional and national markets.

Our Competition

Banking

        We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, mortgage companies, finance companies, Internet-based financial companies, and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving financial entities in our market area have required us to compete with banks and finance companies with greater resources. Additionally, certain financial institutions have received various amounts of government financial assistance in accordance with legislation passed in late 2008, giving those institutions greater resources with which to compete in our market. See

"Supervision and Regulation" later in this section for further information on the recent government legislation.

        The primary factors we face in competing for deposits are interest rates, personalized service, the quality and range of financial services, convenience of office locations, and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds, Internet based banks, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, responsiveness, and personalized service. Competition for loans comes primarily from other commercial banks, savings associations, mortgage-banking firms, credit unions, finance companies, and other financial intermediaries. Many of the financial institutions operating in our market area offer certain services such as trust and international banking, which we do not offer, and have greater financial resources and/or have substantially higher lending limits.

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

Mortgage-banking

        Our mortgage-banking division also operates in an extremely competitive environment where we compete primarily with mortgage-banking divisions of other financial institutions, which may be larger than we are and have greater resources. Additionally, competition in the mortgage-banking industry comes from the continuing evolution of the secondary mortgage market, the proliferation of mortgage products, increasing interest rate volatility, compounded by homeowners' increasing tendency to refinance their mortgages as the refinance process becomes more efficient and cost effective. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.

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

        The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund ("DIF") managed by the FDIC. The Bank must file reports with the Maryland Commissioner of Financial Regulation ("Commissioner") and the FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banks. The Commissioner and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the FDIC, or other legislative bodies, could have a material adverse impact on First Mariner, the Bank, and their operations.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        Certain provisions of the Dodd-Frank Act are expected to have a near term impact on First Mariner and the Bank. For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau ("the "Bureau") as an independent bureau of the FRB. The Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to primary regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator, although the Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

        Certain regulatory requirements applicable to First Mariner and the Bank, including some of the changes made by the Dodd-Frank Act, are referred to below or elsewhere in this Form 10-K. The summary of statutory provisions and regulations set forth below or elsewhere does not purport to be a complete description of such statutes and regulations and their effects on First Mariner and the Bank and is qualified in its entirety by reference to the actual laws and regulations.

Regulation of First Mariner

General

        First Mariner, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the FRB. Bank holding companies are subject to comprehensive regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a holding company divest subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Mariner has entered into a written agreement with the FRB. See Item 1A—"Risk Factors" later in Part I of this Annual Report on Form 10-K for additional information on the agreement with the FRB. See also "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

        Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In evaluating such applications, the FRB considers a variety of financial, managerial, and competitive factors and the convenience and needs of the communities involved.

        The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbanking activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities includes, among others, operating a savings association, mortgage company, finance company, credit card company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

Dividends

        The FRB has issued a policy statement on the payment of cash dividends by bank holding companies that expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The FRB has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation of the Bank—Prompt Corrective Regulatory Action" later in this section.

Capital Requirements

        The FRB has established consolidated capital requirements, for bank holding companies that are structured similarly to the capital requirements for FDIC-insured state banks described below. See "Regulation of the Bank—Capital Requirements" later in this section. The Dodd-Frank Act requires the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations, when finalized, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with less than $15 billion of consolidated assets are grandfathered. Such grandfathering applies to certain trust preferred securities issued by First Mariner.

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

The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the FRB. This requirement does not apply to bank holding companies that are "well capitalized," received one of the two highest examination ratings at their last examination, and are not the subject of any unresolved supervisory issues.

Source of Strength

        Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and generally the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. The Dodd-Frank Act contained provisions codifying the source of strength doctrine and requiring the promulgation of regulations. It is not known when such regulations will be finalized.

        In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of First Mariner causes a loss to the FDIC, other insured subsidiaries could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. At December 31, 2010, the Bank was the only subsidiary depository institution of First Mariner.

Acquisitions of Bank Holding Companies and Banks

        Under the BHCA, any company must obtain approval of the FRB prior to acquiring control of First Mariner or the Bank. For purposes of the BHCA, control is defined as ownership of more than 25% of any class of voting securities of First Mariner or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of First Mariner or the Bank. Any bank holding company must secure FRB approval prior to acquiring 5% or more of the stock of First Mariner or the Bank.

        The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with, and review the nonobjection of, the FRB before such person or persons may acquire direct or indirect control of First Mariner. The Change in Bank Control Act implementing regulations presume control as the power, directly or indirectly, to vote 10% or more of any voting securities or to direct the management or policies of a bank holding company, such as First Mariner, that has securities registered under the Securities Exchange Act of 1934.

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

Regulation of the Bank

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

        Effective one year from the July 21, 2010 date of enactment of the Dodd-Frank Act, the federal prohibitions on paying interest on demand deposits are eliminated. Depending upon competitive responses, that change could adversely affect the Bank's interest expense.

Branching Activities

        Any Maryland-chartered bank meeting certain requirements may, with the approval of the Commissioner and the FDIC, establish and operate branches anywhere in the state.

Interstate Branching

        Federal law authorizes the responsible federal banking agencies to approve merger transactions between banks located in different states unless the state in which the target is located has opted out. Accordingly, a Maryland bank may acquire branches in a state other than Maryland unless the other state has enacted legislation opting out. Federal law also authorizes de novo branching into another state. The Dodd-Frank Act removed a requirement that host states enact a law expressly permitting out of state banks to establish such branches within its borders.

Activities and Investments

        Since the enactment of FDICIA, all state-chartered FDIC insured banks have generally been limited to activities as principal to those authorized for national banks, notwithstanding any broader authority that may exist in state law. Additionally, FDICIA limits equity investments by state banks to the types and amounts permitted for national banks. Certain exceptions exist. For example, the FDIC is authorized to permit banks to engage in state-authorized activities or investments that are impermissible for national banks (other than nonsubsidiary equity investments) if the bank meets all applicable capital requirements and it is determined that the activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Capital Requirements

        The Bank is subject to the FDIC's regulatory capital requirements. The capital regulations currently require state banks to meet two minimum capital standards: a 4% leverage ratio (3% for institutions receiving the highest rating on the depository institution examination rating system) and an 8% risk-based capital ratio.

        The leverage ratio requires a minimum ratio of Tier 1 (or "core") capital to adjusted average assets of 4% (3% for institutions with the highest examination rating). Tier 1 capital is generally defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less certain deferred tax assets and intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships.

        The risk-based capital standard requires the maintenance of Tier 1 and total capital (which is defined as Tier 1 capital plus Tier 2 (or "supplementary") capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests, and direct credit substitutes, are multiplied by risk weightings of 0% to 200%, which are assigned by the FDIC capital regulation based on the risks believed inherent in the type of asset. The components of Tier 2 capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale ("AFS") equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as total capital cannot exceed 100% of Tier 1 capital.

        The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. The FDIC has done so in the case of the Bank. See Item 1A—"Risk Factors" later in Part I of this Annual Report on Form 10-K for additional information on the Bank's agreements with its various regulators. See also "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

Prompt Corrective Regulatory Action

        Federal law requires the appropriate federal regulatory agency to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, a receiver or conservator must be appointed within specified time frames for an institution that is "critically undercapitalized." The law also provides that an acceptable restoration plan must be filed within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent company up to the lesser of 5% of the Bank's total assets when deemed to be undercapitalized or the amount necessary to achieve compliance with all applicable capital requirements. In addition, certain mandatory supervisory actions become applicable to any undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions (including dividends), and expansion. The FDIC can also take additional discretionary supervisory actions, including the issuance of a capital directive, requiring the sale of the institution, and the replacement of senior executive officers and directors. See Item 1A—"Risk Factors" later in Part I of this Annual Report on Form 10-K for additional information on our capital resources and our noncompliance with directed capital requirements.

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

Uniform Lending Standards

        Under FDIC's regulations, state banks must adopt and maintain written policies that establish appropriate limits and standards for loans that are secured by interests in real estate or are made for the purpose of financing permanent improvements to real estate. The policies must establish loan portfolio diversification standards, prudent underwriting standards, including LTV limits that are clear and measurable, loan administration procedures and documentation, and loan approval and reporting requirements. Such real estate lending policies must reflect the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal banking agencies.

Transactions with Related Parties

        Transactions between a bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. For example, First Mariner is an affiliate of the Bank's for purposes of those laws. Generally, Sections 23A and 23B: (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; (ii) impose collateral requirements on certain transactions with, including loans to, affiliates; and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes loans to, purchases of assets from, and the issuance of guarantees on behalf of an affiliate and certain other transactions.

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

Dividend Restrictions

        A Maryland bank's ability to pay dividends is governed by the Maryland law and the regulations of the FDIC. Under Maryland law, if the surplus of a commercial bank is less than 100% of its capital stock then, until the surplus equals at least 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings. Maryland law provides for dividends only out of undivided profits or, with the approval of the Commissioner, surplus in excess of 100% of required capital stock. Also, under FDIC regulations, no bank may pay a dividend if it would be "undercapitalized" within the meaning of the prompt corrective action laws, or if it is in default of any deposit insurance assessment. See also Item 1A—"Risk Factors—Our ability to pay cash dividends is limited" in Part I of this Annual Report on Form 10-K.

Enforcement

        The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

        The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors, receivership, conservatorship, or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

        The Bank has entered into a Consent Order with the FDIC and the Commissioner. See "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

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

Insurance of Deposit Accounts

        The Bank's deposits are insured up to applicable limits by the DIF. Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution's assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from 7 to 77.5 basis points. The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits. The FDIC has recently issued a proposed rule that would implement that directive as of the second quarter of 2011. No institution may pay a dividend if in default of the federal deposit insurance assessment.

        In order to cover losses to the DIF, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution's deposit assessment base). That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The Bank received an automatic waiver of the prepayment requirement. These estimated assessments include an assumed annual assessment base increase of 5%.

        Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participated in the unlimited noninterest bearing transaction account coverage. The Bank and First Mariner opted to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transactions accounts through December 31, 2012.

        In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and, during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

        The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

        The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

        Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Federal Reserve System

        Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These amounts are adjusted annually.

Financial Regulatory Legislation

        The Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions. Those include new restrictions related to mortgage originations, risk retention requirements as to securitized loans, the establishment by the FRB of rates for certain debit card interchange fees, the noted newly created Bureau, and many others. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations through, without limitation, increased compliance costs resulting from additional regulatory requirements, higher interest expense, and increased capital requirements.

Federal Securities Laws

        The shares of First Mariner common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and listed on the NASDAQ Capital Market. First Mariner is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions, and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and First Mariner is generally required to comply with certain corporate governance requirements.

Economic Monetary Policies and Economic Controls

        We are affected by monetary policies of regulatory agencies, including the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are: engaging in open market transactions in U.S. Government securities; changing the discount rate on bank borrowings; changing reserve requirements against bank deposits; prohibiting the payment of interest on demand deposits; and imposing conditions on time and savings deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on our earnings cannot be predicted. However, our earnings will be impacted by movement in interest rates, as discussed in Item 7A of Part II of this Annual Report on Form 10-K.

ITEM 1A    RISK FACTORS

We are subject to restrictions and conditions of a Cease and Desist Order issued by the FDIC and the Commissioner ("September Order"), and agreements with the FRB ("FRB Agreement" and "New FRB Agreement") and have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these enforcement actions.

        The FDIC and the Commissioner have issued Cease and Desist Orders against the Bank and the Company. The Bank and the Company have also entered into the FRB Agreement and the New FRB Agreement. The September Order contains a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified assets, operating restrictions, and restrictions on dividend payments by the Bank. These restrictions may impede our ability to operate our business. If we fail to comply with the terms and conditions of the September Order or the New FRB Agreement, the appropriate regulatory authority could take additional enforcement action against us, including the imposition of further operating restrictions, monetary penalties, or possibly place the Bank in receivership. We could also be directed to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the enforcement actions, and we will incur ongoing expenses attributable to compliance with the terms of the enforcement actions. Although we do not expect it, it is possible regulatory compliance expenses related to the enforcement actions could have a material adverse impact on us in the future. In addition, our ability to independently make certain changes to our business is restricted by the terms of the September Order and the New FRB Agreement, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the September Order and the New FRB Agreement being terminated in the future, we cannot guarantee that such actions will result in the termination of the September Order and/or the New FRB Agreement. Further, the imposition of the September Order and the New FRB Agreement may make it more difficult to attract and retain qualified employees. For more information on the September Order and the New FRB Agreement, see "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

As of December 31, 2010, the Bank's and the Company's capital levels were not sufficient to achieve compliance with the higher capital requirements we were required by our regulators to meet by June 30, 2010. The failure to maintain these capital requirements could result in further action by our regulators.

        In the September Order, the FDIC and the Commissioner directed the Bank to raise its Tier 1 leverage and total risk-based capital ratios to 6.5% and 10%, respectively, by March 31, 2010 and to 7.5% and 11%, respectively, by June 30, 2010. We did not meet these requirements. Based on assets as of December 31, 2010, we estimated that we would need to increase the Bank's capital by at least $37.6 million to achieve Tier 1 leverage and total risk-based capital ratios of 7.5% and 11%, respectively. We have been in regular communication with the staffs of the FDIC and the Commissioner regarding efforts to satisfy the higher capital requirements.

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

        Additionally, on November 24, 2009, First Mariner's primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB's minimum capital requirements. As of the date of this document, the FRB is reviewing the Company's revised capital plan. To satisfy these requirements, First Mariner's consolidated Tier 1 capital to average quarterly assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2010, those capital ratios were 0.7%, 1.0%, and 2.1%, respectively, which were not in compliance with the minimum requirements. Based on assets as of December 31, 2010, we estimated that we will need to increase the Company's capital by at least $55.5 million to meet all of the requirements. As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.

There is substantial doubt about our ability to continue as a going concern.

        As discussed above, the Bank is subject to the September Order and the Company is subject to the New FRB Agreement, both of which require the Bank and the Company, respectively, to increase leverage and total risk-based capital ratios and, at December 31, 2010, the Company was significantly below the required levels. Failure to increase the Company's capital ratios or further declines in the capital ratios exposes the Company and the Bank to additional restrictions and regulatory actions, including potential regulatory receivership of the Bank. This uncertainty as to the Company's ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Unless the Company is able to raise sufficient levels of capital in the very near future, we will be unable to meet the capital ratio requirements. The Company's audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company's financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company cannot continue as a going concern, the Company's shareholders will lose some or all of their investment in the Company. In addition, the Bank's customers, employees, vendors, correspondent institutions, and others with whom the Bank does business may react negatively to the substantial doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding the Bank's financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

We may need to raise additional capital through a share issuance in the future that would dilute your ownership if you do not, or are not permitted to, invest in the additional issuances.

        Should we in the future need to raise additional capital, we might seek to do so through one or more offerings of our common stock, securities convertible into common stock, or rights to acquire such securities of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. Our stock price has been as low as $0.35 within the last year. Moreover, there has been unprecedented volatility and disruption in the capital and credit markets in recent years, which has produced downward pressure on stock prices and credit availability for numerous issuers. If current levels of market disruption and volatility continue or worsen, and if our stock price remains at its current level, we may be unable to raise additional capital, or we may be able to raise capital only at prices that would be unfavorable and dilutive to our shareholders. As further described above, if we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to further regulatory enforcement action.

        Under our Articles of Incorporation, we have additional authorized shares of common stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law or NASDAQ Capital Market requirements.

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

        On December 14, 2009, First Mariner consummated the sale of its equity interests in Mariner Finance to MF Raven Holdings, Inc. for a purchase price of approximately $10.5 million. We retained a 5% ownership stake in the new Mariner Finance entity. We recorded a loss on the sale of $11.1 million during 2009. While this transaction provided First Mariner with $10.5 million in cash to invest in the Bank to increase the Bank's capital, we will realize significantly less income generated by Mariner Finance going forward.

        Additionally, we closed our downtown Baltimore branch in February 2010 and our Shrewsbury, Pennsylvania office in June 2010. The closing of the Baltimore and Shrewsbury branches reduced 2010 overhead costs by approximately $500,000 and is expected to reduce annual overhead costs by approximately $1.0 million beginning in 2011 in support of our strategy of prudently reducing assets and liabilities. Total aggregate deposits in the Baltimore and Shrewsbury branches were approximately $24.9 million. Management expects to further evaluate its options for selling and/or closing additional branches as necessary. The Bank has not entered into any agreement to sell any branch office and no guarantee can be made that any such agreement will be entered into and if such agreement is entered into, whether such sale will be consummated. The approval of the FDIC and the Commissioner will also need to be obtained by any acquirer before buying any of our branch offices. While we anticipate that such approvals would be received, there can be no guarantee that such approvals will be received. While branch sales and closures, if completed, will likely reduce our assets and liabilities and increase our Bank capital ratios, we expect that our net income in the future will be reduced as a result of the loss of income generated by these branches.

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

Negative conditions in the general economy and financial services industry may limit our access to additional funding, adversely impact liquidity, impair our ability to fund operations, and jeopardize our financial viability.

        Liquidity is essential to our business. We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could further detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, the financial condition of the FHLB, adverse regulatory action against us and factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

        The FHLB has reduced our line of credit to $132 million. Our outstanding balance as of December 31, 2010 was $107.0 million. The FRB has also notified the Bank that it will permit the Bank to draw on its line of credit with the FRB only in limited circumstances and for a short duration. As part of the September Order, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. At December 31, 2010, we maintained a significant amount of cash and cash equivalents such that management considered the Bank's liquidity level to be sufficient for the purposes of meeting the Bank's cash flow requirements.

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

        Because the FRB Agreements, the September Order, and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would. At December 31, 2010, the Bank's cash and cash equivalents exceeded $217.0 million. The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at December 31, 2010, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets. Until we raise capital to a level that satisfies the capital requirements of the FRB Agreements and the September Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

Declines in asset values may result in impairment charges and adversely impact the value of our investments, financial performance, and capital. If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

        We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities and pooled trust preferred collateralized debt obligations. The market value of investments may be affected by factors other than the underlying performance of the issuer, such as adverse changes in business climate and lack of liquidity for the resale of certain investment securities. As of December 31, 2010, our entire securities portfolio was classified as AFS. Unrealized gains and losses in the estimated value of the AFS portfolio are "marked to market" and reflected as a separate item in stockholders' equity as accumulated other comprehensive income.

        There can be no assurance that future market performance of our securities portfolio will enable us to realize income from sales of securities. Stockholders' equity will continue to reflect the unrealized gains and losses of these securities. There can be no assurance that the market value of our securities portfolio will not decline, causing a corresponding decline in stockholders' equity.

        We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record impairment charges if investments suffer a decline in value that is considered other than temporary. Changes in the expected cash flows, credit enhancement levels, or credit ratings of our securities and/or prolonged price declines may result in our concluding in future periods that the impairment of our securities is other than temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment ("OTTI"), which could have a material adverse effect on results of operations in the period in which the write-off occurs. During the years ended December 31, 2010, 2009, and 2008, we recognized $1.2 million, $2.9 million, and $5.6 million, respectively, in such charges.

        The Bank is a member of the FHLB. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Included in our investment portfolio (classified as a restricted stock investment) as of December 31, 2010 is $7.0 million in capital stock of the FHLB. The FHLB is experiencing a potential capital shortfall and has, in the past, suspended its quarterly cash dividend, and could possibly require its members, including First Mariner, to make additional capital investments in the FHLB. There can be no guaranty that the FHLB will declare future dividends. In order to avail ourselves of correspondent banking services offered by the FHLB, we must remain a member of the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital, and results of operations may be materially and adversely affected.

        Accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's and FHLB's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB, and accordingly, on the members of the FHLB, and its liquidity and funding position. After evaluating all of these considerations, we believe the par value of our FHLB stock will be recovered, but future evaluations of the above mentioned factors could result in the Bank recognizing an impairment charge.

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

We have elected to defer the payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and expect to continue to defer the payment of interest for the foreseeable future.

        Though we have deferred the payment of interest on the subordinated debentures related to the trust preferred securities, we continue to accrue interest expense related to the trust preferred securities. First Mariner recognized interest expense of $1.9 million, $3.1 million, and $4.6 million on the trust preferred securities during the years ended December 31, 2010, 2009, and 2008, respectively.

        Under the terms of the subordinated debentures, our deferral of interest payments for up to 20 consecutive quarters (through the last quarter of 2013) does not constitute an event of default. During the deferral period, the deferred interest payments continue to accrue. To the extent applicable law permits interest on interest, the deferred interest payments also accrue interest at the rates specified in the corresponding indentures, compounded quarterly. All of the deferred interest and the compounded interest are due in full at the end of the applicable deferral period. If we fail to pay the deferred and compounded interest at the end of the deferral period, each trustee of the various trusts, or in most cases the holders of 25% of the outstanding principal amount of any issue of trust preferred securities, would have the right, after any applicable grace period, to declare an event of default. The occurrence of an event of default on the subordinated debentures would entitle the trustees and holders of the trust preferred securities to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of the subordinated debentures.

        Currently we have no cash available at First Mariner to resume the payment of interest on the subordinated debentures. Accordingly, our ability to resume the payment of interest on the subordinated debentures will depend on the Bank's ability to generate earnings and pay dividends to First Mariner. In addition, the terms of the September Order currently prohibits the payment of dividends by the Bank without regulatory approval. As a result, if by January 2014 the September Order is not terminated, or if we do not achieve sufficient profitability for the Bank so that our regulators would grant approval for the Bank to pay dividends, we will be unable to resume the payment of interest on the subordinated debentures. Even if the Bank is able to resume paying dividends, we cannot be assured that the amount of dividends would be sufficient to pay the entire amount of interest due under the subordinated debentures at the end of the deferral period.

We have had losses in recent periods.

        We incurred a net loss of $46.6 million for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we incurred net losses of $22.3 million and $15.1 million, respectively. Our earnings in these periods have been hurt by adverse economic conditions, including falling home prices, increasing foreclosures and increasing unemployment, in our markets, and our losses for the years ended December 31, 2010, 2009, and 2008 included $17.8 million, $11.7 million, and $10.9 million, respectively, of provisions for loan losses. Our ability to return to profitability will depend on whether we are able to reduce credit losses in the future, which will depend, in part, on whether economic conditions in our markets improve. Our management believes that our current business plan will be successful; however, our business plan is subject to current market conditions and its successful implementation is uncertain. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to curtail our losses now or in the future. If we continue to incur significant operating losses, our stock price may further decline. Even if we increase capital levels so as to meet the Bank and consolidated capital levels mandated by our regulators, if we incur further operating losses, we may in the future need to raise additional capital to maintain Bank and consolidated capital levels that meet or exceed the levels mandated by our regulators.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

        When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined LTV ratios. The decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures, or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by regulatory authorities, as part of their examination process, which may result in the establishment of an additional allowance after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $14.1 million, or 1.74% of total loans outstanding and 26.36% of nonperforming loans ($50.6 million) and loans past-due 90 days or more and accruing ($3.0 million), as of December 31, 2010. Our allowance for loan losses at December 31, 2010 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. As of December 31, 2010, we had outstanding loan balances of approximately $723.1 million that were performing according to their original terms. However, the deterioration of one or more of these performing loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

We have a high percentage of commercial real estate and real estate construction loans in relation to our total loans.

        At December 31, 2010, we had $349.4 million in mortgage loans secured by commercial real estate and $89.6 million in real estate construction loans, which included $30.8 million in consumer construction loans and $58.8 million in commercial construction loans. Commercial mortgage loans and total construction loans represented 43.0% and 11.0%, respectively, of our net loan portfolio. While commercial real estate and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

        Current regulatory guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2010, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Mortgage-banking activities generate a significant portion of our noninterest income.

        A significant portion of our business involves originating residential mortgage loans through our mortgage division, which accounted for approximately 60.1%, 57.0%, and 54.6% of our noninterest income for the years ended December 31, 2010, 2009, and 2008, respectively. Real estate loan origination activity, including refinancing, is generally greater during periods of low or declining interest rates and favorable economic conditions. Continued adverse changes in market conditions could have an adverse impact on our earnings through lower origination volumes.

We face interest rate risk on our loans held for sale portfolio.

        We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We have managed this interest rate risk through hedging strategies. We hedge a portion of our mortgage loan pipeline and warehouse utilizing derivatives in the form of forward sales of mortgage-backed securities. We expect that these derivative financial instruments will experience changes in fair value opposite to the change in fair value of the derivative loan commitments and our warehouse. However, the process of selling loans and the use of forward sales of mortgage-backed securities to hedge interest rate risk associated with customer interest rate lock commitments ("IRLC" or "IRLCs") involves greater risk than selling loans on an individual basis through forward delivery commitments. Hedging interest rate risk requires management to estimate the expected "fallout" (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management's estimates for customer fallout or market changes making the forward sale of mortgage-backed securities ineffective may result in higher volatility in our profits from selling mortgage loans originated for sale. We engage an experienced third party to assist us in managing our activities in hedging and marketing sales strategy.

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

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

        In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans. These conditions may fluctuate or even worsen in the future. In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operation.

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

        There may be certain loans in our portfolio that were originated for sale, but for various reasons, are unable to be sold. These loans are transferred to our loan portfolio at fair value, with any deterioration in value charged against mortgage-banking revenue. Any deterioration in value of the loan during the period held in the portfolio is charged to the allowance.

Increased and/or special FDIC assessments will hurt our earnings.

        Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points ($.07 for every $100 of deposits) for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range 7 to 77.5 basis points. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution's assets minus Tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $638,000. The FDIC may impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the DIF reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

        On November 12, 2009, the FDIC adopted a final rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012. This prepayment was due on December 30, 2009. However, the FDIC exempted certain institutions from the prepayment requirement if it would adversely affect the safety and soundness of the institution. We have been granted an exemption to this prepayment requirement.

We currently hold a significant amount of bank owned life insurance ("BOLI").

        We currently hold a significant amount of BOLI on key employees and executives that have cash surrender values of $36.2 million as of December 31, 2010. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee, or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

Fluctuating interest rates may adversely affect our profitability.

        Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities, and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a rapidly changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders' equity and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions, and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially adversely affected.

Our litigation related costs might continue to increase.

        The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank's business. In the current economic environment the Bank's involvement in litigation has increased, primarily as a result of defaulted borrowers asserting claims in order to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank's ability to meet applicable regulatory requirements. The expenses of pending legal proceedings will adversely affect the Bank's results of operations until they are resolved. There can be no assurance that the Bank's loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims.

The soundness of other financial institutions could adversely affect us.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the value of the collateral held by us cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.

        We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority, and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Legislation proposed by Congress in the past would give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders could be enacted by either Congress or the state of Maryland in the future. Any such laws may further restrict our collection efforts on 1-4 single-family mortgage loans.

        On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans, and regulating debit card interchange fees. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs and regulatory burden, increased interest expense, and higher capital standards.

We face significant operational risks.

        We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company and the Bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, catastrophic failures resulting from terrorist acts or natural disasters, breaches of the internal control system, compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that results in a breakdown in the internal control system, improper operation of systems, or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

        Additionally, the financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

        Beginning in 2008, U.S. and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values, and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry, and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past few years, with falling home prices, increasing foreclosures, and increasing unemployment, have negatively affected the credit performance of residential mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The U.S. and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the U.S. and other governments, these efforts may not succeed in restoring industry, economic, or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including First Mariner, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

Our financial condition and results of operations are dependent on the economy in the Bank's market area.

        First Mariner Bank's primary market area for its core banking operations consists of central Maryland and portions of Maryland's eastern shore. Because of the Bank's concentration of business activities in its market area, our financial condition and results of operations depend upon economic conditions in the Bank's market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans, and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism, and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the state of Maryland could adversely affect the value of our assets, revenues, results of operations, and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

        We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

        Our ability to pay dividends is further subject to our ability to make payments of interest under junior subordinated debentures due through 2035 held by our statutory trusts Mariner Capital Trust ("MCT") II, III, IV, V, VI, and VII (collectively, the "Trusts"). These payments are necessary to fund the distributions that the Trusts each must pay to holders of its trust preferred securities (collectively, the "Trust Preferred Securities"). The terms of debentures permit us to defer interest payments for up to 20 quarterly periods. We have elected to defer interest payments on the debentures. This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period, which may not exceed 20 consecutive quarters and expires with the last quarter of 2013, and prior to the declaration of any dividends.

        Finally, First Mariner and the Bank have entered into regulatory agreements with our regulators which, among other things, require us to seek prior regulatory approval before the Bank pays dividends to First Mariner and/or before First Mariner pays dividends on its common stock.

Although publicly traded, our common stock has substantially less liquidity than the average liquidity of stocks listed on the NASDAQ Capital Market.

        Although our common stock is listed for trading on the NASDAQ Capital Market, our common stock has substantially less liquidity than the average liquidity for companies listed on the NASDAQ Capital Market. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This marketplace depends on the individual decisions of investors and general economic and market conditions over which we have no control. This limited market may affect your ability to sell your shares on short notice and the sale of a large number of shares at one time could temporarily depress the market price of our common stock. For these reasons, our common stock should not be viewed as a short-term investment.

        The market price of our common stock may fluctuate in the future and this volatility may be unrelated to our performance. General market price declines or overall market swings in the future could adversely affect the price of our common stock and the current market price may not be indicative of future market prices.

NASDAQ delisting could make the market for our stock more illiquid

        On August 24, 2010, we received a letter from The NASDAQ Stock Market notifying us that, for 30 consecutive business days, the Company's common stock had not maintained a minimum bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(a)(1).

        At that time NASDAQ provided the Company 180 calendar days, or until February 22, 2011, to regain compliance with Listing Rule 5450(a)(1). Alternatively, if the Company did not meet the minimum bid requirement by February 22, 2011 but would otherwise meet all NASDAQ Capital Market initial inclusion requirements except bid price, the Company could apply to be listed on the NASDAQ Capital Market and the Company would have 180 additional days to regain compliance with the $1.00 minimum bid price requirement, which the Company would regain if the bid price of the Company's common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days.

        On February 18, 2011, we received a letter from The NASDAQ Stock Market notifying us that NASDAQ approved the our application to transfer the listing of our common stock to The NASDAQ Capital Market and that we were granted an extension of 180 days within which to comply with NASDAQ's $1.00 minimum bid price requirement. This transfer was effective at the opening of business on February 23, 2011. Trading in the Company's common stock is unaffected by this change and will continue under the symbol "FMAR." While we have not regained compliance with the minimum bid price requirement, in connection with the transfer to The NASDAQ Capital Market, we are eligible, until August 22, 2011, to regain compliance with this requirement. The approval of the listing transfer and extension was based, in part, on our meeting the applicable market value of publicly held shares requirement for continued listing, and all other applicable requirements for initial listing, on The NASDAQ Capital Market (except for the bid price requirement), and written notice of our intention to meet the $1.00 per share minimum bid price requirement during the additional 180 day period by effecting a reverse stock split, if necessary. If, by August 22, 2011, the Company does not regain compliance with the $1.00 minimum bid price requirement, NASDAQ will provide written notice that our securities will be delisted from The NASDAQ Capital Market. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

        We are also required to comply with the NASDAQ Capital Market's continued listing standards, including certain equity standards. If we fail to maintain compliance with these standards we may be delisted. There can be no assurance that we will be able to remain in compliance with these standards in the future. If the Company's stock is delisted from the NASDAQ Capital Market, the market for the stock would shrink and you may not be able to conduct transactions in the volume, frequency, or for a price that you might want.

Contracts with our officers may discourage a takeover or adversely affect our takeover value.

        We have entered into change in control agreements with five of our officers. These agreements provide for a payment to each officer of a multiple (ranging from 1 to 2.99) of his or her salary and bonus upon the occurrence of either a change in control that results in the loss of employment or a significant change in his or her employment. Thus, we may be required to make significant payments in the event that the rights under these agreements are triggered by a change in control. As a result, these contracts may discourage a takeover, or adversely affect the consideration payable to stockholders in the event of a takeover. Notwithstanding the foregoing, because the Company and the bank are considered to be in "troubled condition" for regulatory purposes, payments made under any change of control agreement are subject to certain regulatory restrictions and limitations. The Company and the Bank must apply for and receive the approval of the FRB and the FDIC, respectively, in order to make payments under these agreements. See "The Company and the Bank are deemed to be in troubled condition" above.

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

        At December 31, 2010, our directors and executive officers beneficially owned approximately 4,142,348 shares of our common stock (amount includes shares that could be acquired pursuant to immediately exercisable stock options and warrants), or 21.8% of our outstanding shares of common stock plus exercisable options and warrants. Edwin F. Hale, Sr., who is our Chairman, Chief Executive Officer, and largest stockholder, beneficially owns 3,534,272 shares of common stock, including exercisable options and warrants to purchase common stock, or 18.6% of our outstanding shares of common stock including exercisable options and warrants to purchase common stock as of December 31, 2010. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

ITEM 2    PROPERTIES

        We lease our executive offices located at 1501 South Clinton Street, Baltimore, Maryland. This location also houses our headquarters branch office. We occupy approximately 84,000 square feet at this location, which is adjacent to our former headquarters building.

        We own our former headquarters branch office (now a satellite office) located at 3301 Boston Street, Baltimore, Maryland. This location houses drive-up banking facilities as well as other administration offices.

        We operate retail bank branches at the following locations:*

Maryland:
Annapolis(2)	Easton(1)	Pikesville(1)
161 A Jennifer Road	8662 Alicia Drive	1013 Reisterstown Road
Annapolis, MD 21401	Easton, MD 21601	Baltimore, MD 21208
Arbutus(2)	Ellicott City(3)	Pikesville Drive-Thru(2)(4)
3720 Washington Blvd., Suite 100	10065 Baltimore National Pike	1100 Reisterstown Road
Baltimore, MD 21227	Ellicott City, MD 21042	Baltimore, MD 21208
Bel Air(3)	Glen Burnie(3)	Severna Park(2)
12 A Bel Air South Parkway	305 South Crain Highway	366A Gov Ritchie Highway
Bel Air, MD 21015	Glen Burnie, MD 21061	Severna Park, MD 21146
Canton Drive-Thru(1)(4)	Hickory(3)	Westminster(1)
3301 Boston Street	1403 Conowingo Road	1010 Baltimore Boulevard
Baltimore, MD 21224	Belair, MD 21014	Westminster, MD 21157
Canton Tower/Headquarters(2)	Loch Raven(1)	White Marsh(1)
1501 South Clinton Street	1641 East Joppa Road	10101 Philadelphia Road
Baltimore, MD 21224	Baltimore, MD 21286	White Marsh, MD 21237
Carroll Island(2)	Lutherville/Timonium(2)	Woodlawn(3)
176 Carroll Island Road	1738 York Road	7007 Security Boulveard
Baltimore, MD 21220	Lutherville, MD 21093	Baltimore, MD 21244
Cockeysville(3)	Odenton(1)
9840 York Road	1600 Annapolis Road
Cockeysville, MD 21030	Odenton, MD 21113
Columbia(2)	Owings Mills(3)
8835 Centre Park Drive, Suite 100	4800 Painters Mill Road
Columbia, MD 21045	Owings Mills, MD 21117
Dundalk(2)	Perry Hall(1)
7860 Wise Avenue	8843 Bel Air Road
Baltimore, MD 21222	Perry Hall, MD 21236

*
For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)
Company owns branch

(2)
Company leases branch

(3)
Company owns branch, but leases related land

(4)
Office is a satellite branch

        For more information on our lease commitments and costs, see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K.

        We operate mortgage offices at the following locations:

Maryland:
Annapolis(2)	Rockville(2)	Delaware:
2661 Riva Road	15722 Crabbs Branch Way
Annapolis, MD 21401	Rockville, MD 20855	Seaford(2)
1026 W. Stein Highway
Bel Air(2)	Salisbury(2)	Seaford, DE 19973
303 South Main Street	1131 S. Salisbury Blvd, Ste D
Bel Air, MD 21014	Salisbury, MD 21801	Virginia:
Canton/Headquarters(1)	Severna Park(2)	Landsdowne(2)
3301 Boston Street	838 Ritchie Highway	19301 Winmeade Drive Suite 200
Baltimore, MD 21224	Severna Park, MD 21146	Landsdowne, VA 20176
Easton(1)	Waldorf(2)	North Carolina:
8662 Alicia Drive	3200 Crain Hwy, Units 102 & 103
Easton, MD 21601	Waldorf, MD 20603	VA Mortgage(2)
203 Wolf Creek Professional Center
Eldersburg(2)	White Marsh(1)	Havelock, NC 28532
1643 Liberty Road, Unit 101	10101 Philadelphia Road
Sykesville, MD 21784	White Marsh, MD 21237
Ellicott City(3)
10065 Baltimore National Pike
Ellicott City, MD 21042

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

ITEM 4    [REMOVED AND RESERVED]

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

        First Mariner's common stock trades on The NASDAQ Capital Market under the symbol "FMAR." Currently, there are approximately 4,000 holders of record of First Mariner common stock. The table below sets forth for the periods indicated the low and high market prices of the common stock as reported on The NASDAQ Capital Market. On March 18, 2011, the closing sales price of First Mariner common stock was $0.58 per share.

	Low	High
2010 Quarter ended:
Fourth quarter	$0.35	$0.84
Third quarter	0.60	1.03
Second quarter	0.89	2.98
First quarter	0.88	1.51
2009 Quarter ended:
Fourth quarter	$0.55	$1.36
Third quarter	1.10	2.20
Second quarter	0.65	4.50
First quarter	0.50	1.30

        We do not pay cash dividends on our shares of common stock. Currently, we have no plans to pay cash dividends on our common stock. For a discussion of the limitations on First Mariner's ability to pay dividends, see Item 1 of Part I of this Annual Report on Form 10-K under the heading "Supervision and Regulation."

Equity Compensation Plan Information

        The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2010:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(B) Weighted-average exercise price of outstanding options, warrants, and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	930,228	$7.92	2,123,031
Equity compensation plans not approved by security holders	—	—	—

Total	930,228	$7.92	2,123,031

Issuer Purchases of Equity Securities

        None.

Performance Graph

        The following graph compares the performance of the Company's common stock, with the performance of a broad market index and a nationally-recognized industry standard assuming in each case both an initial $100 investment on December 31, 2005 and reinvestment of dividends as of the end of the Company's last five fiscal years. The Company has selected the NASDAQ Market Index as the relevant broad market index because prices for the Company's common stock are quoted on the NASDAQ Capital Market. Additionally, the Company has selected the NASDAQ Bank Index as the relevant industry standard because such index consists of financial institutions which the Company believes generally possess assets, liabilities, and operations more similar to the Company than other publicly-available indices.

	Period Ending
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
First Mariner Bancorp	$100	$106.00	$32.40	$4.11	$5.43	$2.51
NASDAQ Bank Index	100	111.01	86.51	65.81	53.63	60.01
NASDAQ Market Index	100	109.52	120.27	71.51	102.89	120.29

ITEM 6    SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net interest income	$29,838	$27,112	$28,440	$32,195	$38,502
Provision for loan losses	17,790	11,660	10,856	6,700	150
Noninterest income	28,192	28,271	17,227	20,757	20,706
Noninterest expense	67,498	67,834	65,252	67,297	59,874
Income tax expense (benefit) before discontinued operations	19,131	(10,887)	(13,632)	(9,342)	(1,282)
(Loss) income from discontinued operations(1)	(200)	(9,060)	1,721	1,640	1,458
Net (loss) income	(46,589)	(22,284)	(15,088)	(10,063)	1,924
Consolidated Statement of Financial Condition Data:
Total assets	$1,309,637	$1,384,551	$1,307,497	$1,246,822	$1,263,290
Loans receivable, net	797,572	879,312	961,919	842,131	854,060
Deposits	1,121,889	1,146,504	950,233	904,953	924,938
Long-term borrowings	33,888	95,672	177,868	155,130	132,557
Junior subordinated deferrable interest debentures	52,068	73,724	73,724	73,724	73,724
Stockholders' equity	3,746	26,987	46,015	64,570	78,629
Per Share Data:
Number of shares of common stock outstanding at year end	18,050,117	6,452,631	6,452,631	6,351,611	6,427,725
Net (loss) income per common share:
Basic	$(3.15)	$(3.45)	$(2.36)	$(1.57)	$0.30
Diluted	(3.15)	(3.45)	(2.36)	(1.57)	0.29
Cash dividends declared	—	—	—	—	—
Performance and Capital Ratios:
Return on average assets	(3.43)%	(1.69)%	(1.16)%	(0.79)%	0.14%
Return on average equity	(119.97)%	(53.81)%	(24.37)%	(13.83)%	2.53%
Net interest margin	2.91%	2.43%	2.74%	3.12%	3.22%
Average equity to average assets	2.86%	3.15%	4.78%	5.75%	5.50%
Year-end Tier 1 leverage ratio (Bank)	4.7%	6.2%	5.8%	7.1%	7.3%
Tier 1 capital to risk-weighted assets (Bank)	6.8%	7.9%	6.8%	8.6%	9.6%
Total capital to risk-weighted assets (Bank)	8.0%	9.1%	8.8%	10.4%	11.7%
Asset Quality Ratios:
Nonperforming assets to total assets	5.48%	4.15%	4.42%	3.48%	0.52%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.74%	1.31%	1.71%	1.50%	1.43%
Nonperforming assets and 90 day past-due loans	18.89%	17.46%	24.88%	27.57%	36.61%
Net charge-offs to average total loans, net of unearned income	1.80%	1.37%	1.35%	1.09%	0.21%

(1)
Reflects (loss) income from discontinued operations of Mariner Finance. See "Sale of Mariner Finance" in Item 7 of Part II of this Annual Report on Form 10-K for additional information.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        The Company is a bank holding company incorporated under the laws of Maryland and registered under the federal BHCA. The Company's business is conducted primarily through its wholly owned subsidiary, First Mariner Bank. The Company had over 700 employees (approximately 647 full-time equivalent employees) as of December 31, 2010.

        The Bank, which is the largest operating subsidiary of the Company with assets exceeding $1.3 billion at December 31, 2010 and the largest bank headquartered in Baltimore, Maryland, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland's eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the FDIC.

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. Origination volume in 2010 was $1.3 billion with 70% of the originations in the state of Maryland, 12% in the immediately surrounding states, and the remaining 18% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.

        NGFS, a division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States. NGFS originates reverse mortgage loans for sale to unaffiliated parties. The Bank does not originate any reverse mortgage loans for its portfolio, but does retain the servicing rights on reverse mortgage loans originated by NGFS and sold to FNMA. The Bank has entered into a profit sharing agreement with a private company related to NGFS, which may result in the sale of NGFS if certain requirements are satisfied by the end of the first quarter of 2011. The closing of the transaction is subject to numerous conditions, including, without limitation, that the parties obtain consents and approvals from certain lenders and governmental agencies that license and supervise the Bank. Accordingly, there can be no assurance that the closing will occur when expected, if at all. The Bank does not anticipate any benefit that results from a sale of NGFS to be material.

Sale of Mariner Finance

        In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance, for a purchase price of approximately $10.5 million. We retained a 5% ownership stake in the new Mariner Finance entity. In accordance with Financial Accounting Standards Board ("FASB") guidance, the results of Mariner Finance operations are not included in our consolidated continuing operations, but are shown on the consolidated statement of operations as discontinued operations. We recorded a loss on the sale of Mariner Finance of $11.1 million during 2009. See additional information on the discontinued operations of Mariner Finance in Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NASDAQ Continued Listing Rule

        On August 24, 2010, we received a letter from The NASDAQ Stock Market notifying us that, for 30 consecutive business days, the Company's common stock had not maintained a minimum bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(a)(1).

        At that time NASDAQ provided the Company 180 calendar days, or until February 22, 2011, to regain compliance with Listing Rule 5450(a)(1). Alternatively, if the Company did not meet the minimum bid requirement by February 22, 2011 but would otherwise meet all NASDAQ Capital Market initial inclusion requirements except bid price, the Company could apply to be listed on the NASDAQ Capital Market and the Company would have 180 additional days to regain compliance with the $1.00 minimum bid price requirement, which the Company would regain if the bid price of the Company's common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days.

        On February 18, 2011, we received a letter from The NASDAQ Stock Market notifying us that NASDAQ approved the our application to transfer the listing of our common stock to The NASDAQ Capital Market and that we were granted an extension of 180 days within which to comply with NASDAQ's $1.00 minimum bid price requirement. This transfer was effective at the opening of business on February 23, 2011. Trading in the Company's common stock is unaffected by this change and will continue under the symbol "FMAR." While we have not regained compliance with the minimum bid price requirement, in connection with the transfer to The NASDAQ Capital Market, we are eligible, until August 22, 2011, to regain compliance with this requirement. The approval of the listing transfer and extension was based, in part, on our meeting the applicable market value of publicly held shares requirement for continued listing, and all other applicable requirements for initial listing, on The NASDAQ Capital Market (except for the bid price requirement), and written notice of our intention to meet the $1.00 per share minimum bid price requirement during the additional 180 day period by effecting a reverse stock split, if necessary. If, by August 22, 2011, the Company does not regain compliance with the $1.00 minimum bid price requirement, NASDAQ will provide written notice that our securities will be delisted from The NASDAQ Capital Market. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

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

Allowance for loan losses

        Our allowance for loan losses represents an estimated amount that, in management's judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. Management uses a disciplined process and methodology to establish the allowance for losses each quarter. To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial loan portfolio; (2) the commercial mortgage loan portfolio; (3) the construction loan portfolio; (4) the residential mortgage loan portfolio; and (5) the consumer loan portfolio.

        To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

        The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds timely to changes in economic conditions and other influences. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.

        Management monitors differences between estimated and actual incurred loan losses. This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate incurred losses in those portfolios. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

        Commercial (including commercial mortgages) and construction loans (including both commercial and consumer) are generally evaluated for impairment when the loan becomes 90 days past due and/or is rated as substandard. The difference between the fair value of the collateral, less estimated selling costs and the carrying value of the loan is charged-off at that time. Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier. Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). The above charge-off guidelines may not apply if the loan is both well secured and in the process of collection.

        As an additional portion of the allowance for loan losses, we also estimate probable losses related to unfunded loan commitments. These commitments are subject to individual review and are analyzed for impairment the same as a correspondent loan would be.

Securities AFS

        We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered AFS and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive loss.

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

        The initial indications of OTTI for both debt and equity securities are a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer's financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer's financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer's ability to service debt, and any change in agencies' ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components. Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

        Gains or losses on the sales of securities are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on securities are amortized (accreted) over the term of the security using methods that approximate the interest method. Gains and losses on trading securities are recognized regularly in income as the fair value of those securities changes.

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

        We recognize a tax position as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As of December 31, 2010, we established a valuation allowance against the full amount of our deferred tax assets.

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

Other financial instruments carried at fair value

        We record certain financial instruments at fair value (other than those described above), which inherently require assumptions and judgments in their valuation. Such financial instruments include loans held for sale, IRLCs, MSRs, impaired loans, warrants, and forward sales of mortgage-backed securities.

Loans held for sale

        Loans held for sale are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

IRLCs

        We engage an experienced third party to estimate the fair market value of our IRLC. IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

MSRs

        Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management's best estimate of remaining loan lives and discounted at the original discount rate.

Impaired loans

        If an impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal or utilizing some other method of valuation for the collateral and applying a discount factor to the value based on our loan review policy and procedures. If an impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan's effective interest rate.

Warrants

        The fair value of warrants is calculated using the Black-Scholes-Merton option-pricing model.

Forward sales of mortgage-backed securities

        Fair value for forward sales of mortgage-backed securities is determined based upon the quoted market values of the securities.

Results of Operations and Financial Condition

        The following discussion compares our financial condition at December 31, 2010 to the financial condition at December 31, 2009 and results of operations for the years ended December 31, 2010, 2009, and 2008. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included elsewhere in this report.

Performance Overview

        We recorded a net loss of $46.6 million for 2010 compared to net loss of $22.3 million for 2009, with diluted losses per share totaling $(3.15) for 2010 compared to diluted losses per share of $(3.45) in 2009. Discontinued operations contributed $200,000 and $9.1 million in losses in 2010 and 2009, respectively. 2009 losses from discontinued operations include a loss on disposal of Mariner Finance of $11.1 million.

        Our results for 2010 were significantly impacted by persistent negative trends in the real estate markets as well as a valuation allowance recorded on our deferred tax assets. We experienced significant charge-offs in real estate loans in 2010 as a substantial amount of these loans were moved to real estate acquired through foreclosure. In addition, as declines in real estate values have continued in 2010, we recorded $8.4 million in additional write-downs, losses on, and expenses related to real estate acquired through foreclosure in 2010. We provided for additional loan loss reserves throughout 2009 and 2010 for the anticipated loss exposure caused by the depressed real estate market. The provision for loan losses in 2010 was $17.8 million compared to $11.7 million in 2009. The increase of

$6.1 million in the provision for loan losses reflects needed increases in the allowance for loan losses primarily as a result of weaknesses in the commercial construction, consumer construction, residential mortgage, and consumer loan portfolios and the need to replenish charge-offs of loans within the commercial and commercial mortgage portfolios. In addition to these losses, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status and the cost of carrying foreclosed properties.

        Our largest category of revenue, net interest income, increased $2.7 million, or 10.1%, in 2010 compared to 2009, primarily due to lower rates paid on average interest-bearing liabilities. Noninterest income decreased $79,000 or 0.3%. We experienced decreases in most major noninterest income categories with the exception of mortgage-banking income, which increased $838,000, and income from BOLI, which increased $38,000. The decrease in noninterest income from 2009 to 2010 was partially offset by the recognition of a $958,000 gain on the early extinguishment of debt in an exchange transaction and the reduced levels of net OTTI costs in 2010 ($1.2 million) compared to 2009 ($2.9 million). See discussion of the exchange transaction under "Borrowings" later in this Item.

        Total expenses decreased primarily from cost-cutting measures taken in 2010. The full effect of these cost-cutting measures were partially offset by increases in costs of real estate acquired through foreclosure and FDIC insurance premiums.

        We recorded a loss from the discontinued operations of Mariner Finance of $200,000 in 2010, compared to $9.1 million in 2009. We recorded income tax expense from continuing operations of $19.1 million in 2010 compared to an income tax benefit of $10.9 million in 2009. The tax expense during 2010 resulted from the valuation allowance established on our deferred tax assets.

        Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company's assets to produce income. Our return on average assets was (3.43)% for 2010 compared to (1.69)% for 2009. Return on average equity, the product of net income divided by average equity, for 2010 was (119.97)% compared to (53.81)% for 2009. Average equity to average assets was 2.86% for 2010 compared to 3.15% for 2009. All 2010 profitability indicators were significantly affected by our increased net loss.

        Our total assets decreased by $74.9 million, or 5.4%, during 2010, primarily a result of decreased net loans and the establishment of the valuation allowance against our deferred tax assets. Earning assets decreased $32.0 million, or 3.0%, from $1.1 billion in 2009 to $1.0 billion in 2010. We sold all of our trading securities and $8.0 million of our AFS securities during 2010 in order to reduce earnings volatility, partially offset by purchases of AFS securities of $12.1 million. Deposits and short- and long-term borrowings decreased by $24.6 million and $3.8 million, respectively, from December 31, 2009 to December 31, 2010. Stockholders' equity decreased $23.2 million, or 86.1%, reflecting the 2010 losses, partially offset by the completion of a stock offering and the exchanges of common stock and warrants for certain trust preferred securities in 2010. See discussion below under "Borrowings" later in this Item for details of the exchange transactions.

        Our asset quality showed some deterioration at December 31, 2010 compared to 2009, particularly in the commercial and residential mortgage portfolios. At December 31, 2010, our allowance for loan losses amounted to $14.1 million, which totaled 18.9% of nonperforming assets plus loans past due 90 days or more as of December 31, 2010, compared to 17.5% as of December 31, 2009. Our level of nonperforming assets increased to 5.5% of total assets at December 31, 2010 from 4.2% of total assets at December 31, 2009. Our level of loan delinquencies showed some signs of improvement as our loans 90 days delinquent and still accruing interest decreased to $3.0 million from $9.2 million in 2009. Our ratio of net charge-offs to average total loans was 1.8% in 2010 compared to 1.4% in 2009.

        Bank capital adequacy levels (as defined by banking regulation) deteriorated from 2009 to 2010; however, the Bank was still considered "adequately capitalized" at December 31, 2010. As of

December 31, 2010, the Bank's Tier 1 capital leverage, Tier 1 capital to risk weighted assets, and total capital to risk weighted assets ratios were 4.7%, 6.8%, and 8.0%, respectively, compared to 6.2%, 7.9%, and 9.1%, respectively, at December 31, 2009. Our regulatory capital levels decreased due primarily to the level of losses in 2010, partially offset by the effects of the completion of a stock offering in 2010 (see discussion below in this Item under "Capital Resources" for details of the stock offering). The establishment of the valuation allowance against our net deferred tax assets did not significantly affect our capital ratios as the majority of such deferred tax assets have previously been disallowed as part of the capital determination. As a result of being below "well-capitalized" levels, the Bank is under various operating restrictions and mandates in accordance with agreements with regulators as described in additional detail later in this Item under "Capital Resources."

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

        Net interest income for 2010 increased by $2.7 million to $29.8 million compared to $27.1 million for 2009 primarily due to a decrease in rates on average interest-bearing liabilities, which was partially offset by an increase in the volume of interest-bearing liabilities and a decrease in the volume of interest-earning assets.

        The net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, levels of nonperforming assets, and our distribution and pricing of deposits and borrowings. Our net interest margin (net interest income divided by average earning assets) increased to 2.91% for 2010, compared to 2.43% for 2009.

Interest income

        Total interest income decreased by $4.6 million from 2009 to 2010 due primarily to a decreased level of average earning assets. Average earning assets decreased $92.0 million, while yields on earning assets for the year increased slightly to 5.39% from 5.36%. We experienced decreased yields on commercial mortgage loans, consumer construction loans, and residential mortgage loans. These decreases are primarily the result of increased interest reversals on, and increased average balances of, nonaccrual loans. This higher level of average nonperforming assets, combined with a lower interest rate environment in 2010, resulted in a lower yield on loans of 5.62% for 2010 compared to 5.81% for 2009.

        Average loans outstanding for 2010 decreased by $36.4 million when compared to 2009. We experienced decreases in commercial loans (- $10.7 million) and commercial and consumer construction loans (- $25.4 million and -$17.8 million, respectively), partially offset by increases in commercial mortgage loans (+$13.2 million), residential mortgage loans (+$3.2 million), and consumer loans (+$1.3 million). The decrease in commercial loans was primarily due to management's decision to reduce this type of loan origination to improve asset quality given the current economic environment. The decrease in both commercial and consumer construction loans was due to the deterioration of the real estate market, which has led to the reduction of new construction as well as increased foreclosures in our lending market. The increase in residential mortgage loans was due primarily to increased portfolio lending activity. The increase in commercial mortgage loans was due to lower runoff and the transfers of completed construction loans. Average loans held for sale increased $9.1 million. Average securities decreased by $20.6 million, due primarily to sales of securities (both trading and AFS) of $18.1 million, which were done primarily to reduce earnings volatility.

Interest expense

        Interest expense decreased by $7.3 million to $25.4 million for 2010, compared to $32.7 million for 2009. We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.84% for 2009 to 2.11% for 2010, which was partially offset by a higher level of interest-bearing liabilities. We experienced decreases in rates on all categories of deposits due to a decrease in overall market interest rates. Average interest-bearing deposits increased by $87.3 million primarily due to an increase in the volume of time deposits, including time deposits placed through our national nonbrokered time deposit program and new time deposits from our end of year 18 month CD promotion. A decrease in average borrowings of $36.2 million was due primarily to the cancellation of certain junior subordinated deferrable interest debentures through two exchanges (see "Borrowings" later in this Item). We experienced a decrease in the cost of borrowed funds from 3.67% for 2009 to 2.58% for 2010 due to the decline in variable-rate trust preferred security costs, as well as lower short-term borrowing costs.

        The table below sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2010, 2009, and 2008.

Comparative Average Balances, Yields, and Rates:

	2010			2009			2008
	Average Balance	Interest(1)	Yield/ Rate	Average Balance(4)	Interest(1)	Yield/ Rate	Average Balance(4)	Interest(1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans(2):
Commercial	$76,738	$3,997	5.21%	$87,421	$4,415	5.05%	$79,532	$4,780	6.01%
Commercial mortgage	351,001	21,900	6.24%	337,803	22,743	6.73%	298,863	22,111	7.40%
Commercial construction	76,663	4,029	5.26%	102,097	5,352	5.24%	117,539	7,320	6.23%
Consumer construction	40,650	2,178	5.36%	58,498	3,352	5.73%	87,831	5,497	6.26%
Residential mortgage	155,438	8,741	5.62%	152,280	8,937	5.87%	104,167	6,165	5.92%
Consumer	152,497	7,070	4.64%	151,246	6,860	4.54%	133,767	7,979	5.96%

Total loans	852,987	47,915	5.62%	889,345	51,659	5.81%	821,699	53,852	6.55%
Loans held for sale	108,634	4,911	4.52%	99,503	5,080	5.11%	59,925	3,447	5.75%
Securities, trading and available for sale	27,705	1,917	6.92%	48,274	2,955	6.12%	75,501	4,486	5.94%
Interest-bearing deposits	27,912	478	1.71%	71,963	108	0.15%	72,701	1,303	1.79%
Restricted stock investments, at cost	7,661	—	—	7,770	8	0.10%	6,424	237	3.69%

Total earning assets	1,024,899	55,221	5.39%	1,116,855	59,810	5.36%	1,036,250	63,325	6.11%
Allowance for loan losses	(13,051)			(11,979)			(10,301)
Cash and other nonearning assets	346,744			211,014			270,303

Total assets	$1,358,592	55,221		$1,315,890	59,810		$1,296,252	63,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
NOW	$7,405	47	0.63%	$6,784	44	0.65%	$13,249	77	0.58%
Savings	56,271	152	0.27%	55,122	178	0.32%	54,897	180	0.33%
Money market	140,067	875	0.62%	163,910	1,376	0.84%	210,003	3,085	1.47%
Time	823,248	19,752	2.40%	713,855	23,275	3.26%	525,700	21,242	4.04%

Total interest-bearing deposits	1,026,991	20,826	2.03%	939,671	24,873	2.65%	803,849	24,584	3.06%
Borrowings	176,786	4,557	2.58%	213,011	7,825	3.67%	208,095	10,301	4.95%

Total interest-bearing liabilities	1,203,777	25,383	2.11%	1,152,682	32,698	2.84%	1,011,944	34,885	3.45%
Noninterest-bearing demand deposits	107,119			116,508			131,242
Other noninterest-bearing liabilities	8,862			5,285			91,150
Stockholders' equity	38,834			41,415			61,916

Total liabilities and stockholders' equity	$1,358,592	25,383		$1,315,890	32,698		$1,296,252	34,885

Net interest income/net interest spread		$29,838	3.28%		$27,112	2.52%		$28,440	2.66%

Net interest margin(3)			2.91%			2.43%			2.74%

(1)
There are no tax equivalency adjustments

(2)
The average balances of nonaccrual loans for the years ended December 31, 2010, 2009, and 2008, which are included in the average loan balances for these years, were $47.2 million, $35.3 million, and $30.1 million, respectively.

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

Rate/Volume Analysis(1):

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to Variance In			Change Due to Variance In
(dollars in thousands)	Rates	Volume	Total	Rates	Volume	Total
INTEREST INCOME
Loans:
Commercial	$135	$(553)	$(418)	$(810)	$445	$(365)
Commercial mortgage	(1,709)	866	(843)	(2,095)	2,727	632
Commercial construction	14	(1,337)	(1,323)	(1,075)	(893)	(1,968)
Consumer construction	(206)	(968)	(1,174)	(433)	(1,712)	(2,145)
Residential mortgage	(379)	183	(196)	(52)	2,824	2,772
Consumer	153	57	210	(2,073)	954	(1,119)

Total loans	(1,992)	(1,752)	(3,744)	(6,538)	4,345	(2,193)
Loans held for sale	(611)	442	(169)	(425)	2,058	1,633
Securities, trading and available for sale	347	(1,385)	(1,038)	125	(1,656)	(1,531)
Interest-bearing deposits	475	(105)	370	(1,182)	(13)	(1,195)
Restricted stock investments, at cost	(8)	—	(8)	(270)	41	(229)

Total interest income	(1,789)	(2,800)	(4,589)	(8,290)	4,775	(3,515)

INTEREST EXPENSE
Interest-bearing deposits:
NOW	(1)	4	3	8	(41)	(33)
Savings	(30)	4	(26)	(3)	1	(2)
Money market	(319)	(182)	(501)	(1,130)	(579)	(1,709)
Time	(6,744)	3,221	(3,523)	(4,616)	6,649	2,033

Total interest-bearing deposits	(7,094)	3,047	(4,047)	(5,741)	6,030	289
Borrowings	(2,081)	(1,187)	(3,268)	(2,712)	236	(2,476)

Total interest expense	(9,175)	1,860	(7,315)	(8,453)	6,266	(2,187)

Net interest income	$7,386	$(4,660)	$2,726	$163	$(1,491)	$(1,328)

(1)
Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income

        We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products ("brokerage fees"), and income from BOLI. Our noninterest income for the year ended December 31, 2010 totaled $28.2 million, compared to $28.3 million for the year ended December 31, 2009, a decrease of $79,000 or 0.3%.

        Mortgage-banking revenue increased from $16.1 million in 2009 to $17.0 million in 2010 due to improved pricing on loans sold and the change to fair value accounting for loans held for sale in 2010 ($2.2 million). The volume of loans sold decreased from $1.6 billion in 2009 to $1.3 billion in 2010.

        We recognized $54,000 in gains on sales of securities in 2010, compared to $420,000 during 2009. During 2010, we recognized $1.2 million in net OTTI charges on securities AFS, compared to $2.9 million in net OTTI charges recorded in 2009. See "Securities" discussion later in this Item for more information on these OTTI charges and the related securities.

        Deposit service charges declined to $3.9 million in 2010 from $5.3 million in 2009 due primarily to the implementation of new federal regulations, combined with a decline in the number of accounts. During 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.7 million. The valuation of these items resulted in a recovery of value of $3.0 million for the same period in 2009. As of December 31, 2010, we no longer maintain any trading assets nor do we carry any borrowings at fair value.

        During 2010, we recognized a $958,000 gain on the extinguishment of a portion of our junior subordinated deferrable interest debentures. See "Borrowings" later in this Item for details about the transaction.

        Other income decreased $529,000 for 2010. Included in this line item for 2009 is an insurance recovery of $850,000 related to high LTV ratio/low documentation ("ALT A") loans originated in 2006 and 2007.

        The following table shows the detail of our noninterest income for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Net OTTI charges on securities available for sale	$(1,249)	$(2,936)	$(5,605)
Mortgage-banking revenue	16,950	16,112	9,410
Gain on extinguishment of debt	958	—	—
ATM fees	3,038	3,072	3,188
Service fees on deposits	3,944	5,261	6,319
Gain (loss) on financial instruments carried at fair value	1,661	3,038	(814)
Gain on sales of securities, net	54	420	229
Gain on disposal of premises	67	—	819
Commissions on sales of nondeposit investment products	496	540	816
Income from bank-owned life insurance	1,415	1,377	1,505
Other	858	1,387	1,360

	$28,192	$28,271	$17,227

Noninterest Expense

        Our noninterest expense decreased $336,000, or 0.5%, to $67.5 million compared to $67.8 million for the same period of 2009, primarily due to our efforts in containing controllable expenses.

        Write-downs and costs of real estate acquired through foreclosure increased $1.5 million, as nonperforming real estate loans moved through the foreclosure process and as current appraisals reflected declines in property values requiring additional write-downs and costs of foreclosure and maintenance of properties increased. The decrease in loan collection costs was a function of decreased loan delinquencies. We experienced an increase in our deposit insurance costs of $321,000 as our premium rates assessed by the FDIC increased due to our capital adequacy levels and financial condition. See "Capital Resources" later in this Item for additional information on capital adequacy.

        The decrease in furniture, fixtures, and equipment expenses of $607,000 in 2010 was primarily due to the fulfillment of useful lives for a large portion of our computer equipment, which reduced depreciation expense in 2009 and 2010. In addition, we realized cost savings from the various branch location closings in 2010. The decreases in salaries and employee benefits (-$1.3 million), professional services (-$792,000), and advertising (-$282,000) were due to our efforts in containing controllable expenses.

        The following table shows the detail of our noninterest expense for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Salaries and employee benefits	$25,205	$26,469	$27,901
Occupancy	9,245	8,974	9,369
Furniture, fixtures, and equipment	2,334	2,941	3,425
Professional services	3,074	3,866	1,669
Advertising	633	915	921
Data processing	1,795	1,880	2,149
ATM servicing expenses	866	944	1,014
Write-downs, losses, and costs of real estate acquired through foreclosure	8,366	6,832	5,802
Secondary marketing valuation	—	—	355
FDIC insurance premiums	3,801	3,480	887
Service and maintenance	2,317	2,437	2,216
Office supplies	468	504	539
Printing	406	332	437
Corporate insurance	1,230	1,035	720
Consulting fees	1,043	1,049	766
Marketing/promotion	951	286	404
Postage	558	763	600
Overnight delivery/courier	436	525	735
Security	270	259	195
Dues and subscriptions	407	490	468
Loan collection expenses	785	1,394	464
Regulatory compliance settlement	—	—	1,040
Director fees	313	276	289
Employee education and training	94	161	193
Automobile expense	135	144	172
Travel and entertainment	173	332	435
Other	2,593	1,546	2,087

	$67,498	$67,834	$65,252

Income Tax Expense (Benefit)

        We recorded income tax expense of $19.1 million on a net loss before taxes and discontinued operations of $27.3 million, resulting in an effective tax rate before discontinued operations of 70.2% for 2010 in comparison to an income tax benefit of $10.9 million on a net loss before taxes and discontinued operations of $24.1 million, resulting in an effective tax rate before discontinued operations of (45.2)% for 2009. The effective tax rate for 2010 reflected the establishment of a valuation allowance against the full amount of our deferred taxes in 2010. During 2010, management determined that a valuation allowance against our deferred tax assets was appropriate, primarily as a result of continued operating losses and the uncertainty surrounding future profitability. The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

        The Bank has earned significant state tax incentives totaling $5.5 million through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will largely be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. During 2010, 2009, and 2008, we utilized $600,000, $591,000 and $585,000, respectively, in credit related to this incentive program as a portion of the credits earned are funded regardless of taxable income levels. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

Discontinued Operations

        In December, 2010, we completed the sale of our consumer finance company subsidiary, Mariner Finance. The operating results of Mariner Finance, along with the loss recognized from the valuation are included in the Consolidated Statements of Operations as discontinued operations. Such discontinued operations are detailed as follows for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Interest income	$—	$24,262	$20,987
Interest expense	—	(3,147)	(3,381)

Net interest income	—	21,115	17,606

Provision for loan losses	—	(4,865)	(3,927)
Noninterest income	—	4,467	3,959
Noninterest expenses	—	(17,332)	(14,796)

Net income before income taxes	—	3,385	2,842
Income tax expense	—	(1,335)	(1,121)

Net income	—	2,050	1,721

Loss on write-down of Mariner Finance to fair value	—	(9,485)	—
Write-off of deferred taxes related to Mariner Finance	(200)	(1,625)	—

Net loss on disposal of Mariner Finance	(200)	(11,110)	—

Net (loss) income from discontinued operations	$(200)	$(9,060)	$1,721

Financial Condition

        At December 31, 2010, our total assets were $1.3 billion compared to $1.4 billion at December 31, 2009, a decrease of 5.4%. Earning assets decreased $32.0 million, or 3.0%, to $1.0 billion at December 31, 2010 from $1.1 billion at December 31, 2009. We sold all of our trading securities and $8.0 million of our AFS securities during 2010, partially offset by purchases of AFS securities of $12.1 million. We experienced decreases in net loans receivable (-$81.7 million), partially offset by growth in cash and due from banks (+$3.2 million), loans held for sale (+$18.3 million), and federal funds sold and interest-bearing deposits (+$41.1 million). In 2010, we also established a valuation allowance against the full amount of our deferred tax assets. Stockholders' equity decreased $23.2 million primarily due to the net loss in 2010. This decrease was partially offset by the completion of a stock offering and the exchanges of common stock and warrants to purchase common stock for certain trust preferred securities during 2010. The two exchange transactions reduced our junior subordinated deferrable interest debentures by $21.6 million (see discussion below under "Borrowings" for details of the exchange transactions). Deposits and short- and long-term borrowings decreased by $24.6 million and $3.8 million, respectively, from December 31, 2009 to December 31, 2010.

Securities

        Our investment portfolio at December 31, 2010 was comprised of marketable securities. The maturity structure of our investment portfolio is significantly influenced by the level of prepayment activity on mortgage-backed securities. At December 31, 2010, the average duration of our investment portfolio was 2.4 years, slightly shorter than the average duration of 2.7 years at December 31, 2009, primarily due to the sale of longer-term securities in 2010 as well as a decrease in the projected lives of our mortgage-backed securities.

        We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. As of December 31, 2010, we held $27.8 million in securities classified as AFS. We sold our remaining trading securities during the second quarter of 2010. As of December 31, 2009, we held $10.7 million in securities classified as trading and $28.3 million in securities classified as AFS.

Trading Securities

        We sold our remaining trading securities during 2010. The trading portfolio of $10.7 million at December 31, 2009, consisted entirely of mortgage-backed securities.

Securities AFS

        AFS securities decreased $449,000 from December 31, 2009. During 2010, we sold $8.0 million in AFS securities for a net gain on the sales of $54,000. We recorded $1.2 million in net OTTI charges related to four pooled trust preferred securities during 2010, compared to $2.9 million in net OTTI charges for 2009. Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $3.6 million at December 31, 2010 compared to a net unrealized loss of $5.7 million at December 31, 2009.

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

        The trust preferred securities we hold in our securities portfolio were issued by other banks and bank holding companies. Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past three years due to changes in the market which has limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, in management's opinion, they continue to possess acceptable credit risk with the exception of our pooled trust preferred securities. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.

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

        Our total investments in trust preferred securities, corporate obligations, and common equity securities totaled $12.4 million as of December 31, 2010 compared to $15.2 million as of December 31, 2009.

        Our securities AFS portfolio composition was as follows as of December 31:

(dollars in thousands)	2010	2009	2008	2007	2006
Mortgage-backed securities	$2,325	$11,742	$22,248	$18,079	$62,281
Trust preferred securities	10,464	13,338	12,866	19,034	33,028
U.S. government agency notes	12,071	—	—	—	39,894
U.S. Treasury securities	1,001	1,003	1,003	1,017	998
Obligations of state and municipal subdivisions	—	—	—	2,975	2,965
Corporate obligations	1,010	930	2,548	1,915	1,988
Equity securities—banks	197	162	251	478	1,395
Equity securities—mutual funds	758	750	—	—	—
Foreign government bonds	—	350	750	1,500	1,750
Other investment securities	—	—	—	—	2,991

	$27,826	$28,275	$39,666	$44,998	$147,290

        The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Equity securities are excluded as they have no stated maturity.

		Unrealized
	Amortized Cost			Estimated Fair Value	Weighted- Average Yield
(dollars in thousands)		Gains	Losses
Mortgage-backed securities:
Due after ten years	$2,216	$109	$—	$2,325	5.12%
Trust preferred securities:
Due one to five years	503	35	—	538	8.00%
Due after ten years	13,766	66	3,906	9,926	5.86%
U.S. government agency notes:
Due within one year	7,000	1	16	6,985	2.07%
Due one to five years	5,075	11	—	5,086	1.66%
U.S. Treasury securities:
Due within one year	1,000	1	—	1,001	0.88%
Corporate obligations:
Due one to five years	913	97	—	1,010	4.63%

	$30,473	$320	$3,922	$26,871	4.07%

        Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

Loans Held for Sale ("LHFS")

        We originate residential mortgage loans for sale on the secondary market. At December 31, 2010 and 2009, such loans held for sale amounted to $140.3 million and $122.1 million, respectively.

        When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser for losses related to the loan, depending on the agreement with the purchaser.

        During the recent periods of economic turmoil, the risk of loan repurchase has been and continues to be elevated. We regularly analyze our risk of repurchase and set aside a reserve for repurchases based upon that analysis. At December 31, 2010 and 2009, such reserve amounted to $127,000 and $69,000, respectively.

        Prior to August 2010, we recorded LHFS at lower of cost or market ("LCM"). After that date, we recorded LHFS at fair value.

Loans

        Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

        The following table sets forth the composition of our loan portfolio as of December 31:

(dollars in thousands)	2010	2009	2008	2007	2006
Commercial	$78,801	$77,634	$91,111	$72,590	$79,016
Commercial mortgage	349,411	339,794	319,143	279,578	317,848
Commercial construction	58,764	99,490	109,484	129,272	137,155
Consumer construction	30,792	47,379	69,589	86,621	98,066
Residential mortgage	144,209	176,159	138,323	84,892	56,221
Consumer	149,710	150,495	251,046	201,967	178,153

Total loans	$811,687	$890,951	$978,696	$854,920	$866,459

        Total loans decreased $79.3 million during 2010. We experienced lower balances in commercial and consumer construction balances (-$40.7 million and -$16.6 million, respectively), residential mortgage loans (-$31.9 million), and consumer loans (-$785,000). Commercial loans increased (+$1.2 million) as did commercial mortgage loans (+$9.6 million). During 2010, we reduced our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

        Approximately 42.5% of our loans have adjustable rates as of December 31, 2010 compared to approximately 46.6% at December 31, 2009, including adjustable rate first mortgage loans indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable rate loans have rate floors which may delay changes in interest income in a period of changing rates. See our discussion in "Interest Rate Sensitivity" later in this Item for more information on interest rate fluctuations.

        The following table sets forth the maturity distribution for our loan portfolio at December 31, 2010. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
(dollars in thousands)	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Commercial	$17,698	$29,436	$24,236	$5,990	$6	$1,435	$78,801
Commercial mortgage	89,414	29,752	157,805	31,818	20,520	20,102	349,411
Commercial construction	19,493	17,361	10,533	2,330	5,701	3,346	58,764
Consumer construction	28,736	—	1,527	—	529	—	30,792
Residential mortgage	4,163	1,580	3,593	8,288	31,437	95,148	144,209
Consumer	9,007	17,579	8,248	59,307	34,075	21,494	149,710

Total loans	$168,511	$95,708	$205,942	$107,733	$92,268	$141,525	$811,687

Commercial Construction Portfolio

        Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the total included above, $27.9 million represents loans made to borrowers for the development of residential real estate as of December 31, 2010. This portion of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2010 due to overall weakness in the residential housing sector.

        The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of December 31:

(dollars in thousands)	2010	2009
Raw residential land	$6,617	$6,946
Residential subdivisions	5,653	17,708
Single residential lots	3,589	5,228
Single family construction	4,949	6,940
Townhome construction	912	1,785
Condominium unit construction	—	956
Multi-family unit construction	6,135	9,888

	$27,855	$49,451

Transferred Loans

        In accordance with the FASB's guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $24.8 million in first-lien mortgage loans and $1.2 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios, respectively, at December 31, 2010. We maintained $22.4 million in transferred first-lien mortgage loans and $1.7 million in transferred second-lien mortgage loans at December 31, 2009.

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

        Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Our allowance methodology employs management's assessment as to the level of future losses on existing loans based on our internal review of the loan portfolio, including an analysis of the borrowers' current financial position, and the consideration of current and anticipated economic conditions and their potential effects on specific borrowers and/or lines of business. In determining our ability to collect certain loans, we also consider the fair value of any underlying collateral. In addition, we evaluate credit risk concentrations, including trends in large dollar exposures to related borrowers, industry and geographic concentrations, and economic and environmental factors.

        For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of December 31, 2010, we divided consumer loans into two classes (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio class. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

        The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds timely to changes in economic conditions and other influences. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.

        To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon rolling 24 month history. That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations). In general, this impairment amount is included as part of the allowance for loan losses

(specific reserve) for modified loans and is charged-off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

Commercial

        Credit risk in commercial lending, which includes commercial, commercial mortgage, commercial construction, and consumer construction loans, can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. In general, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, any improvements in operating cash flows can be offset by the impact of rising interest rates that could occur during improved economic times. Declining economic conditions have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

        Our commercial loans are generally reviewed individually, in accordance with FASB guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for specific reserves. We use creditworthiness categories to grade commercial loans. Our internal grading system is based on experiences with similarly graded loans and incorporates a variety of risk considerations, both qualitative and quantitative (see definitions of our various grades and the composition of our loan portfolio within those grades later in this Note). Quantitative factors include collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions. Commercial loans are generally evaluated for impairment when the loan becomes 90 day past due and/or is placed on nonaccrual status. The difference between that fair value of the collateral and the carrying value of the loan is charged-off at that time. We may not adhere to these guidelines if the loan is both well secured and in the process of collection.

Consumer

        Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals. Generally, consumer loans are segregated into homogeneous pools with similar risk characteristics. We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Trends such as delinquency and loss and current economic conditions in consumer loan pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the different consumer portfolios are consistent with those for the commercial portfolios. Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier. Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). These charge-off guidelines may not apply if the loan is both well secured and in the process of collection.

Unallocated

        The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

        See additional detail on our allowance methodology and risk rating system in Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

        The following table summarizes the activities in our allowance for loan losses by portfolio segment for the years ended December 31:

(dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses, beginning of year	$11,639	$16,777	$12,789	$12,399	$11,743

Loans charged off:
Commercial	(1,979)	(517)	—	(67)	—
Commercial mortgage	(1,395)	(871)	(630)	(495)	—
Commercial construction	(4,252)	(2,370)	(401)	(1,481)	—
Consumer construction	(804)	(1,493)	(331)	—	(186)
Residential mortgage	(3,757)	(4,546)	(4,658)	(1,038)	(99)
Consumer(1)	(3,787)	(2,650)	(5,446)	(5,908)	(1,740)

Total charge-offs	(15,974)	(12,447)	(11,466)	(8,989)	(2,025)

Recoveries:
Commercial	—	—	13	—	—
Commercial mortgage	—	4	3	—	—
Commercial construction	7	—	—	—	—
Consumer construction	—	—	—	—	22
Residential mortgage	104	46	9	43	—
Consumer(2)	549	231	367	421	344

Total recoveries	660	281	392	464	366

Net charge-offs	(15,314)	(12,166)	(11,074)	(8,525)	(1,659)

Allowance for acquired loans(3)	—	—	279	—	—
Provision for loan losses—Bank	17,790	11,660	10,856	6,700	150
Provision for loan losses—Mariner Finance	—	—	3,927	2,215	2,165
Mariner Finance allowance for loan losses	—	(4,632)	—	—	—

Allowance for loan losses, end of year	$14,115	$11,639	$16,777	$12,789	$12,399

Loans (net of premiums and discounts):
Year-end balance	$811,687	$890,951	$978,696	$854,920	$866,459
Average balance during year	852,987	889,345	821,699	781,843	808,034
Allowance as a percentage of year-end loan balance	1.74%	1.31%	1.71%	1.50%	1.43%
Percent of average loans:
Provision for loan losses(4)	2.09%	1.31%	1.32%	0.86%	0.02%
Net charge-offs	1.80%	1.37%	1.35%	1.09%	0.21%

(1)
For 2008, 2007, and 2006, includes charge-offs of $3.4 million, $2.2 million, and $1.7 million, respectively, related to Mariner Finance consumer loans. 2010 and 2009 do not include any activity from the discontinued operations of Mariner Finance.

(2)
For 2008, 2007, and 2006, includes recoveries of $298,000, $387,000, and $312,000, respectively, related to Mariner Finance consumer loans. 2010 and 2009 do not include any activity from the discontinued operations of Mariner Finance.

(3)
Allowance acquired by Mariner Finance in a transaction with Loans, USA.

(4)
For 2008, 2007, and 2006, includes only the provision related to the Bank.

        The following table summarizes our allocation of allowance by loan segment as of December 31:

	2010			2009			2008
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial	$291	2.1%	9.7%	$817	7.0%	8.7%	$824	4.9%	9.3%
Commercial mortgage	2,542	18.0%	43.1%	3,336	28.7%	38.1%	2,985	17.8%	32.6%
Commercial construction	2,053	14.5%	7.2%	1,647	14.1%	11.2%	2,702	16.1%	11.2%
Consumer construction	817	5.8%	3.8%	293	2.5%	5.3%	583	3.5%	7.1%
Residential mortgage	3,032	21.5%	17.8%	2,062	17.7%	19.8%	1,576	9.4%	14.1%
Consumer	2,417	17.1%	18.4%	882	7.6%	16.9%	4,683	27.9%	25.7%
Unallocated	2,963	21.0%	—	2,602	22.4%	—	3,424	20.4%	—

Total	$14,115	100.0%	100.0%	$11,639	100.0%	100.0%	$16,777	100.0%	100.0%

	2007			2006
(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
Commercial	$606	4.7%	8.5%	$926	7.5%	9.1%
Commercial mortgage	2,316	18.1%	32.7%	3,073	24.8%	36.7%
Commercial construction	1,456	11.4%	15.1%	2,749	22.2%	15.8%
Consumer construction	719	5.6%	10.1%	1,068	8.6%	11.3%
Residential mortgage	1,542	12.1%	10.0%	28	0.2%	6.5%
Consumer	4,021	31.4%	23.6%	2,928	23.6%	20.6%
Unallocated	2,129	16.7%	—	1,627	13.1%	—

Total	$12,789	100.0%	100.0%	$12,399	100.0%	100.0%

        Based upon management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses was increased to $14.1 million at December 31, 2010 from $11.6 million as of December 31, 2009, an increase of 21.3%. The changes in the allowance from period to period reflect management's ongoing application of its methodologies to establish the allowance, which, in 2010, included increases in the allowance for construction loans (both commercial and consumer), residential mortgage loans, and consumer loans. We also increased the unallocated allowance to reflect negative market trends and other qualitative factors. Recent economic conditions have had a broad impact on our loan portfolio as a whole. While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures that our borrowers are experiencing.

        The provision for loan losses recognized to maintain the allowance was $17.8 million for 2010, compared to $11.7 million for 2009. Included in the amount was $500,000 that was recognized based on an updated appraisal on a nonaccrual loan that was received subsequent to the issuance of the fourth quarter 2010 earnings release on January 31, 2011.

        We recorded net charge-offs of $15.3 million during 2010 compared to net charge-offs of $12.2 million for 2009. We experienced increased charge-offs in most loan categories, with the exceptions of consumer construction loans, for which we recognized $804,000 in charge-offs during 2010 compared to $1.5 million in charge-offs in 2009, and residential mortgage loans, for which we recognized $3.8 million in charge-offs during 2010 compared to $4.5 million in charge-offs in 2009. During 2010, net charge-offs as compared to average loans outstanding increased to 1.80%, compared to 1.37% during 2009.

        The increase in charge-offs for commercial loans was due primarily to the charge-off of two loans to one borrower in the amount of $1.8 million. The increase in charge-offs for commercial construction loans was due primarily to the charge-off of two large credits for a total of $3.0 million. These charge-offs were primarily a result of the adverse economic impact on the related businesses and a decline in the value of the real estate collateral.

        Our allowance as a percentage of outstanding loans has increased from 1.31% as of December 31, 2009 to 1.74% as of December 31, 2010 or 32.8%, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology. Charge-offs and transfers to real estate acquired through foreclosure continued to be significant in 2010.

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

        Management believes the allowance for loan losses is adequate as of December 31, 2010. Our total allowance at December 31, 2010 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

Nonperforming Assets

        For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For larger loans and certain mortgage loans, management applies FASB guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received. Loans are charged-off when a loan or a portion thereof is considered uncollectible. We determine that the entire balance of a loan is contractually delinquent for all classes if the minimum payment is not received by the specified due date. Interest and fees continue to accrue on past due loans until the date the loan goes in nonaccrual status.

        Nonperforming assets, expressed as a percentage of total assets, totaled 5.48% at December 31, 2010 and 4.15% at December 31, 2009. While there has been an increase in nonperforming loans since December 31, 2009, the Bank has seen an improvement in its delinquency rates. Total 30-89 day delinquencies were $35.0 million as of December 31, 2010, which was a decrease of $16.1 million, or 31.5%, from the December 31, 2009 level of $51.2 million.

        The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table at December 31:

(dollars in thousands)	2010	2009	2008	2007	2006
Nonaccruing loans:
Commercial	$1,501	$535	$603	$—	$1,158
Commercial mortgage	26,991	9,773	4,134	3,926	575
Commercial construction	7,987	10,992	14,544	5,268	—
Consumer construction	1,257	3,815	8,222	3,362	539
Residential mortgage	11,877	9,333	8,115	10,026	870
Consumer	946	1,351	3,145	1,807	1,016

	50,559	35,799	38,763	24,389	4,158

Real estate acquired through foreclosure:
Commercial	—	—	—	—	—
Commercial mortgage	3,317	4,112	2,080	1,101	—
Commercial construction	7,094	9,347	4,909	3,601	—
Consumer construction	3,553	4,203	2,826	2,299	349
Residential mortgage	7,154	2,098	9,079	11,980	2,091
Consumer	67	1,870	100	—	—

	21,185	21,630	18,994	18,981	2,440

Total nonperforming assets	$71,744	$57,429	$57,757	$43,370	$6,598

Loans past-due 90 days or more and accruing:
Commercial	$—	$499	$—	$92	$—
Commercial mortgage	1,952	3,886	1,634	663	1,939
Commercial construction	250	—	210	—	14,339
Consumer construction	—	—	1,587	219	1,044
Residential mortgage	776	4,651	3,258	1,825	9,842
Consumer	—	188	2,990	220	110

	$2,978	$9,224	$9,679	$3,019	$27,274

        For information on nonaccruing troubled debt restructures ("TDR" or "TDRs"), see table under "TDRs" later in this Note.

        Nonaccrual loans increased $14.8 million from December 31, 2009 to December 31, 2010. The commercial loans nonaccrual balance, which increased $966,000 over the December 31, 2009 amount, consisted of ten loans, with the largest balance amounting to $548,000. All of these loans were placed in nonaccrual status during 2010. Of the $535,000 in nonaccrual commercial loans as of December 31, 2009, one loan in the amount of $293,000 was placed in accrual status during 2010 and the other loan in the amount of $242,000 was paid off.

        The commercial mortgage loan nonaccrual balance consisted of 32 loans, with the largest balance amounting to $4.6 million. We placed 25 commercial mortgage loans in the amount of $21.7 million (including the largest loan mentioned above) in nonaccrual status during 2010. In 2010, we transferred five of the commercial mortgage loans that were in nonaccrual status at December 31, 2009 totaling $1.3 million to real estate acquired through foreclosure and placed $1.5 million in such commercial mortgage loans back in accrual status.

        The commercial construction nonaccrual balance, which decreased $3.0 million from the December 31, 2009 amount, consisted of nine loans, with the largest balance amounting to $5.0 million.

All of these loans were placed in nonaccrual status during 2010. Of the $11.0 million in nonaccrual commercial construction loans as of December 31, 2009, four loans in the amount of $8.4 million were transferred to real estate acquired through foreclosure, $1.6 million were placed back in accrual status, and $943,000 were paid off.

        Consumer construction nonaccrual loans declined by $2.6 million since December 31, 2009. This balance consisted of three loans, with the largest balance amounting to $918,000. Two of these loans totaling $339,000 were placed in nonaccrual status during 2010. In addition, during 2010, we transferred five consumer construction loans totaling $2.4 million that were in nonaccrual status as of December 31, 2009 to real estate acquired through foreclosure and charged-off $357,000 of such loans.

        The residential mortgage nonaccrual balance consisted of 41 loans, with the largest balance amounting to $1.5 million. We placed $9.6 million of these loans in nonaccrual status during 2010. During 2010, we transferred $2.3 million in nonaccrual residential mortgage loans at December 31, 2009 to real estate acquired through foreclosure. $650,000 in residential mortgage loans in nonaccrual status as of December 31, 2009 were paid off during 2010, $109,000 were placed back in accrual status, and $270,000 of such loans were charged-off during 2010.

        The consumer loan nonaccrual balance consisted of 8 loans, with approximately half remaining in nonaccrual status since December 31, 2009. These loans are well secured and we have determined that they do not require charge-off as of December 31, 2010.

        The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $3.6 million, $4.6 million, and $4.7 million in 2010, 2009, and 2008, respectively. The actual interest income recorded on those loans in 2010, 2009, and 2008 was approximately $1.6 million, $1.2 million, and $1.3 million, respectively.

        Real estate acquired through foreclosure decreased $445,000 when compared to December 31, 2009, with decreases in all loan types with the exception of residential mortgages, which increased $5.1 million. This increase was due to the addition of 20 properties for $6.9 million, partially offset by write-downs and disposals of properties. The decreases in the remaining loan types were due to resolution of the properties through foreclosure sales or buyouts.

        Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, decreased from $9.2 million at December 31, 2009 to $3.0 million as of December 31, 2010, as previously delinquent loans were placed in nonaccrual status. The commercial mortgage loan total of $1.9 million consists of four loans, the largest of which amounted to $779,000, and the residential mortgage loan total consists of three loans, the largest of which amounted to $450,000. The commercial construction loan total consisted of one loan.

TDRs

        In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Such concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. At the time that a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then charged to the allowance.

        Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

        The composition of our TDRs is illustrated in the following table at December 31(1):

(dollars in thousands)	2010	2009	2008	2007
Commercial:
Nonaccrual	$—	$—	$—	$—
90 days or more and accruing	—	—	—	—
< 90 days past due/current	—	2,850	—	—

	—	2,850	—	—

Commercial mortgage:
Nonaccrual	1,490	810	—	—
90 days or more and accruing	—	—	—	—
< 90 days past due/current	2,856	799	1,469	1,484

	4,346	1,609	1,469	1,484

Commercial construction:
Nonaccrual	353	203	—	—
90 days or more and accruing	—	—	—	—
< 90 days past due/current	5,287	4,876	—	—

	5,640	5,079	—	—

Consumer construction:
Nonaccrual	—	—	—	—
90 days or more and accruing	—	—	—	—
< 90 days past due/current	—	—	—	—

	—	—	—	—

Residential mortgage:
Nonaccrual	—	1,197	2,361	—
90 days or more and accruing	450	638	1,519	—
< 90 days past due/current	12,697	3,885	7,881	—

	13,147	5,720	11,761	—

Consumer:
Nonaccrual	923	—	—	—
90 days or more and accruing	—	—	—	—
< 90 days past due/current	121	—	—	—

	1,044	—	—	—

Totals:
Nonaccrual	$2,766	$2,210	$2,361	$—
90 days or more and accruing	$450	$638	$1,519	$—
< 90 days past due/current	$20,961	$12,410	$9,350	$1,484

	$24,177	$15,258	$13,230	$1,484

(1)
We had no TDRs at December 31, 2006

        The interest income which would have been recorded on TDRs if those loans had been handled in accordance with their contractual terms was approximately $2.1 million in 2010, $865,000 in 2009, and $916,000 in 2008 and the actual interest income recorded on these loans in 2010, 2009, and 2008 was approximately $915,000, $661,000, and $496,000, respectively.

        The following table shows the breakdown of loans modified during the year:

	2010			2009
(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
Commercial	—	$—	$—	3	$3,135	$3,135
Commercial mortgage	3	3,087	3,247	5	2,777	2,777
Commercial construction	6	5,177	5,177	2	5,079	5,079
Consumer construction	—	—	—	—	—	—
Residential mortgage	17	11,027	11,066	17	4,500	4,473
Home equity and 2nd mortgage	10	1,148	1,148	—	—	—
Other consumer	—	—	—	—	—	—

	36	$20,439	$20,638	27	$15,491	$15,464

Impaired Loans

        We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans include nonaccrual loans and TDRs. We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past-due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low LTV ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans collectively for impairment.

        We identify impaired loans and measure impairment (1) at the present value of expected cash flows discounted at the loan's effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it's a TDR, for which we recognize an impairment loss through a specific reserve portion of the allowance.

        When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreements.

        Not all of the loans newly classified as impaired since December 31, 2009 required impairment reserves, as some of the loans' collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge-off all impairment amounts immediately for all loans that are not TDRs.

        The following tables show the breakout of impaired loans by class at December 31:

	2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge Offs
With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Totals:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

	2009
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge Offs
With no related allowance:
Commercial	$3,385	$3,385	$—	$860	$34	$284
Commercial mortgage	$6,523	$6,523	$—	$5,716	$391	$819
Commercial construction	$10,788	$10,788	$—	$11,010	$138	$1,180
Consumer construction	$3,815	$3,815	$—	$3,580	$142	$1,493
Residential mortgage	$9,575	$9,575	$—	$14,199	$355	$3,180
Home equity & 2nd mortgage	$979	$979	$—	$1,240	$23	$2,380
Other consumer	$25	$25	$—	$29	$2	$—
With a related allowance:
Commercial	—	—	—	134	—	233
Commercial mortgage	3,998	4,049	51	1,099	154	52
Commercial construction	4,802	5,079	277	2,922	328	1,190
Consumer construction	—	—	—	969	—	—
Residential mortgage	4,124	4,282	158	869	226	1,366
Home equity & 2nd mortgage	93	331	238	31	10	270
Other consumer	7	16	9	8	1	—
Totals:
Commercial	$3,385	$3,385	$—	994	$34	$517
Commercial mortgage	$10,521	$10,572	$51	6,815	$545	$871
Commercial construction	$15,590	$15,867	$277	13,932	$466	$2,370
Consumer construction	$3,815	$3,815	$—	4,549	$142	$1,493
Residential mortgage	$13,699	$13,857	$158	15,068	$581	$4,546
Home equity & 2nd mortgage	$1,072	$1,310	$238	1,271	$33	$2,650
Consumer	$32	$41	$9	37	$3	$—

Deposits

        We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking (NOW), savings, money market, and certificates of deposit (time deposits) and are obtained primarily from communities we serve.

        Deposits totaled $1.1 billion at December 31, 2010, decreasing $24.6 million, or 2.1%, from the December 31, 2009 level. We experienced increases in most of the deposit categories with the exception of money market deposit accounts, which decreased $32.0 million from the December 31, 2009 level, and noninterest-bearing deposits, which decreased $8.7 million. During 2010, approximately $82.0 million in brokered time deposits matured. The loss of these deposits was offset by successes in our nonbrokered national deposit campaign, which brought in approximately $283.3 million in new time deposits during 2010 as well as our end of year 18 month CD promotion, which brought in approximately $74.6 million in new time deposits.

        The following table details the average amount and the average rate paid for each category of deposits as of December 31:

	2010		2009		2008
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
NOW accounts	$7,405	0.63%	$6,784	0.65%	$13,249	0.58%
Savings accounts	56,271	0.27%	55,122	0.32%	54,897	0.33%
Money market accounts	140,067	0.62%	163,910	0.84%	210,003	1.47%
Time deposits	823,248	2.40%	713,855	3.26%	525,700	4.04%

Total interest-bearing deposits	1,026,991	2.03%	939,671	2.65%	803,849	3.06%
Noninterest-bearing demand deposits	107,119		116,508		131,242

Total deposits	$1,134,110	1.84%	$1,056,179	2.35%	$935,091	2.63%

        The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

(dollars in thousands)	2010	2009
Maturing in:
3 months or less	$51,724	$40,999
Over 3 months through 6 months	64,772	94,940
Over 6 months through 12 months	128,941	134,651
Over 12 months	232,271	127,304

	$477,708	$397,894

        Core deposits represent deposits which we believe will not be affected by changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market's less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. At December 31, 2010 and 2009, our core deposits were $413.3 million and $426.2 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

        Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the FHLB, and a mortgage loan at December 31, 2010. During a portion of 2009, our borrowings also included a consumer finance line of credit for Mariner Finance.

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

        Long-term borrowings, which totaled $33.9 million and $95.7 million at December 31, 2010 and December 31, 2009, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. The amortized cost of long-term FHLB advances totaled $85.0 million at December 31, 2009; however, $60.0 million of the advances at December 31, 2009 were recorded at fair value ($61.6 million) in accordance with FASB guidance, making the total carrying amount of long-term FHLB advances $86.6 million at December 31, 2009. During 2010, $60.0 million in long-term FHLB advances that were recorded at fair value matured and were replaced with

$60.0 million in short-term FHLB advances that are not recorded at fair value. As of December 31, 2010 and 2009, the balance on the mortgage loan was $8.9 million and $9.1 million, respectively. See "Liquidity" later in this Item for information on borrowing restrictions placed on us by our creditors.

        Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings increased from $26.4 million at December 31, 2009 to $84.4 million at December 31, 2010. See above regarding the replacement of long-term borrowings with short-term borrowings.

        In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the "Trusts"), which are wholly-owned by First Mariner Bancorp. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp's equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp. The debentures are the sole assets of the Trusts. Aggregate debentures as of December 31, 2010 and 2009 totaled $52.1 million and $73.7 million, respectively.

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

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital, with certain limitations. At December 31, 2010, $2.5 million of the outstanding Trust Preferred Securities qualify as Tier I capital and due to limitations, no additional amounts qualified as Tier II capital.

        In February, 2010, the Company executed an Exchange agreement (the "Exchange") with its Chairman and Chief Executive Officer ("CEO"), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by MCT II, MCT IV, and MCT VIII. On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares at $1.15 per share. The Exchange with Mr. Hale provided that if the Company completed, by June 30, 2010, a public or private offering of its common stock at a price per share below the per share price at which Mr. Hale converted his ownership interest in trust preferred securities into shares of Company common stock (i.e. below $1.23 per share), then Mr. Hale would be issued additional shares of common stock such that the total shares issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the subsequent public or private offering. Shares sold in our April 12, 2010 Rights and Public Offerings were sold at $1.15 per share. Accordingly, 113,114 additional shares and 22,623 additional warrants were issued to Mr. Hale on April 12, 2010 in conjunction with those offerings. Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.4 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt. As the Exchange was a related party transaction, the resultant gain of $13.1 million, net of taxes of $7.5 million, was recorded as an addition to additional paid in capital in accordance with FASB guidance.

        In June, 2010, the Company executed a second Exchange agreement (the "Second Exchange") with an unaffiliated third party who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV. On June 30, 2010, pursuant to the terms of the Second Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share. Upon completion of the Second Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt. The transaction resulted in a gain of $571,000, net of taxes of $387,000.

        See Notes 9 and 10 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details about our borrowings.

Capital Resources

        Stockholders' equity decreased $23.2 million during 2010 to $3.7 million at December 31, 2010 from $27.0 million at December 31, 2009.

        Common stock and additional paid-in capital increased by $23.5 million due to stock offerings, stock issued to directors in lieu of cash payments for directors' fees, and Trust Preferred exchange transactions completed during 2010. In April, 2010, we completed the sale of $10.9 million (before costs of issuance), or 9,484,998 shares of common stock, to participants in a rights offering ("Rights Offering") and to purchasers in our public offering ("Public Offering") of common stock. The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights Offering and the Public Offering. The Company sold 3,410,082 shares of common stock, totaling $3.9 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $7.0 million in connection with the Public Offering. The purchase price for all shares purchased was $1.15 per share. In addition to the aforementioned stock offerings, we completed two debt exchange transactions as described under "Borrowings" above.

        Director compensation is paid in the form of shares of stock in lieu of cash. During 2010, the amount credited to common stock and additional paid-in capital for such shares was $257,000. Prior to 2010, director compensation was paid in cash. We did not repurchase any common stock during 2010, nor was any stock issued through the employee stock purchase plan.

        Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, increased by $127,000. Retained deficit increased by the net loss of $46.6 million for 2010.

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

        Capital is classified as Tier 1 capital (common stockholders' equity less certain intangible assets plus a portion of the Trust Preferred Securities) and total capital (Tier 1 plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier 1 capital). Minimum required levels must at least equal 4% for Tier 1 capital and 8% for total capital. In addition, institutions must maintain a minimum of 4% leverage capital ratio (Tier 1 capital to average quarterly assets).

        As of December 31, 2010, First Mariner had a total of $52.1 million in outstanding Trust Preferred Securities, of which amount, $2.5 million was eligible for and included in regulatory capital.

        We regularly monitor the Company's capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. The regulatory capital ratios are shown below:

	December 31,			Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
	2010	2009	2008
Regulatory capital ratios:
Leverage:
Consolidated	0.7%	1.4%	4.3%	4.0%	5.0%
Bank	4.7%	6.2%	5.8%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Consolidated	1.0%	1.8%	5.0%	4.0%	6.0%
Bank	6.8%	7.9%	6.8%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	2.1%	3.6%	9.9%	8.0%	10.0%
Bank	8.0%	9.1%	8.8%	8.0%	10.0%

        On September 18, 2009, the Bank entered into the September Order, which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010 or December 31, 2010. The failure to achieve these capital requirements could result in further action by our regulators. For additional information, see Item 1A, "Risk Factors," in Part I of this Annual Report on Form 10-K.

        As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank's pricing structure, the Bank's cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans. To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank's reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC's prior consent, may not accept, renew, or roll over any brokered deposits, or pay effective yields on deposits that are greater than those generally paid in its markets.

        First Mariner Bancorp is also a party to the FRB Agreements, which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB's prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner's subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB's minimum capital requirements, First Mariner's consolidated Tier 1 capital to average quarterly assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2010, those capital ratios were 0.7%, 1.0%, and 2.1%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators. For additional information, see Item 1A, "Risk Factors," in Part I of this Annual Report on Form 10-K.

        On April 22, 2009, the Bank entered into an agreement (the "April Agreement") with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order ("April Order"). The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers. It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features, and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank's residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies. The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans. Further, the Bank is prohibited from offering "payment-option" adjustable rate mortgage loans, which the Bank ceased offering in 2007. On April 27, 2010, we received notification from the FDIC to discontinue the restitution process after providing restitution in the amount of $731,000. The FDIC directed us to apply any remaining settlement funds to our charitable programs, specifically financial literacy programs, while the April Order remains in effect. If any settlement funds remain at the time the April Order is discontinued, those remaining funds will then be applied to the Mariner Charitable Foundation programs.

        The April Order has not had and is not expected to have a material impact on the Bank's financial performance. Management believes the ultimate successful satisfaction of the September Order's requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

        The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

        Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our investment portfolio, and available lines of credit with the FHLB, which require pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

        The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively "commitments"), which totaled $180.5 million at December 31, 2010. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $15.5 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $71.2 million at December 31, 2010 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $17.1 million at December 31, 2010 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.9 million at December 31, 2010 are generally open ended. At December 31, 2010, available home equity lines totaled $64.8 million. Home equity credit lines generally extend for a period of 10 years.

        Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of December 31, 2010, we plan on expending approximately $1.0 million on our premises and equipment over the next 12 months.

        Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

        The Bank's liquidity is represented by its cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading, and AFS securities, the sources of which are deposit accounts and borrowings. The level of liquidity is dependent on the Bank's operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $218.0 million at December 31, 2010, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as either AFS or trading, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include loans held for sale, which totaled $140.3 million at December 31, 2010, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 72.4% at December 31, 2010 and 77.7% at December 31, 2009.

        We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained. As of December 31, 2010, we maintained lines of credit totaling $127.0 million and funding capacity of $12.9 million based upon loans and securities available for pledging and available overnight deposits. The FHLB has reduced our line of credit to $132 million. Our current outstanding balance as of December 31, 2010 was $107.0 million. The FRB has also notified the Bank that it will permit the Bank to draw on its line of credit with the FRB Bank only in limited circumstances and for a short duration.

        We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates. At December 31, 2010, management considered the Bank's liquidity level to be sufficient for the purposes of meeting the Bank's cash flow requirements.

        First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders, and interest and principal on outstanding debt. At times, First Mariner Bancorp has repurchased its stock. A significant amount of First Mariner Bancorp's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. As noted earlier, First Mariner and its bank subsidiary have entered into the September Order and the FRB Agreements that, among other things, require us to obtain the prior approval of our regulators before paying a dividend or otherwise making a distribution on our stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

        We are not aware of any undisclosed known trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in our liquidity.

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

        Our interest rate sensitivity position as of December 31, 2010 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayment assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2010, our cumulative interest sensitive assets exceeded our cumulative interest sensitive liabilities within a one year period by $50.2 million or 4.0% of total assets, compared to interest sensitive liabilities exceeding interest sensitive assets by $65.3 million or 4.7% of total assets as of December 31, 2009.

(dollars in thousands)	180 days or less	181 days- one year	One-five years	> 5 years or non- sensitive	Total
Interest-earning assets:
Interest-bearing deposits	$48,404	$—	$—	$—	$48,404
Securities	20,563	5,403	5,473	(3,613)	27,826
Restricted stock investments	7,095	—	—	—	7,095
Loans held for sale	140,343	—	—	—	140,343
Loans	475,601	56,519	228,423	51,144	811,687

Total interest-earning assets	$692,006	$61,922	$233,896	$47,531	$1,035,355

Interest-bearing liabilities:
NOW accounts	$881	$883	$7,144	$3,322	$12,230
Savings accounts	5,526	4,428	35,545	11,153	56,652
Money market accounts	91,460	2,714	21,764	10,005	125,943
Certificates of deposit	236,873	213,373	350,433	22,935	823,614
Borrowings and junior subordinated debentures	112,550	35,000	13,917	8,888	170,355

Total interest-bearing liabilities	$447,290	$256,398	$428,803	$56,303	$1,188,794

Interest rate sensitive gap position:
Period	$244,716	$(194,476)	$(194,907)	$(8,772)
% of assets	18.68%	(14.85)%	(14.88)%	(0.67)%
Cumulative	$244,716	$50,240	$(144,667)	$(153,439)
% of assets	18.68%	3.83%	(11.05)%	(11.72)%
Cumulative risk sensitive assets to risk sensitive liabilities	154.71%	107.14%	87.23%	87.09%

        While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2010, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(5.01)%	0.93%

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

Contractual Obligations

        First Mariner has certain obligations to make future payments under contract. At December 31, 2010, the aggregate contractual obligations and commitments are:

	Payments Due by Period
(dollars in thousands)	Total	Less than one year	Over 1 - 3 Years	Over 3 - 5 years	After 5 years
Certificates of deposit	$823,614	$439,503	$346,406	$37,705	$—
Borrowings and junior subordinated debentures	170,355	84,399	—	—	85,956
Annual rental commitments under noncancelable leases	24,326	3,854	7,244	6,710	6,518

	$1,018,295	$527,756	$353,650	$44,415	$92,474

Derivatives

        We maintain and account for derivatives, in the form of IRLC and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

        Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2010		2009
(dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate lock commitments	71,228	71,753	62,925	62,971
Forward contracts to sell mortgage-backed securities	125,500	127,424	79,000	79,790

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

        Our consolidated financial statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. We believe that the impact of inflation was not material for 2010 or 2009.

Recent Accounting Pronouncements

        See Note 24 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for discussion of recent accounting pronouncements.

Financial Review 2009/2008

        We recorded a net loss of $22.3 million for 2009 compared to net loss of $15.1 million for 2008, with diluted losses per share totaling $3.45 for 2009 compared to diluted losses per share of $2.36 in 2008. The decrease in net income and earnings per share was primarily a result of a loss on the discontinued operations of Mariner Finance of $9.1 million in 2009, compared to income from those operations of $1.7 million in 2008. Our net loss from continuing operations decreased by $3.6 million, with increased noninterest income that was partially offset by decreased net interest income, an increased provision for loan losses, increased noninterest expenses, and a decreased income tax benefit.

        Our results for 2009 were significantly impacted by persistent negative trends in both commercial and residential real estate markets. We experienced significant charge-offs in those loan types in 2009 ($4.5 million in residential mortgages, $871,000 in commercial mortgages, and $3.9 million in total real estate construction) and a substantial amount of these loans were moved to real estate acquired through foreclosure. In addition, as declines in real estate values have continued, we recorded additional write-downs and losses on and expenses related to real estate acquired through foreclosure of $6.8 million in 2009. The Company provided for additional loan loss reserves throughout 2008 and 2009 for the anticipated loss exposure caused by the depressed real estate market. In addition to these losses, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status, the cost of carrying foreclosed properties, and higher legal and collection expenses relating to these loans.

        Our largest category of revenue, net interest income, decreased $1.3 million or 4.7% due to lower yields earned on average earning assets, coupled with a lower level of noninterest-bearing deposits. Noninterest income increased $11.0 million or 64.1% due primarily to increased mortgage-banking revenue, decreased OTTI charges, and a recovery in value on our assets and liabilities carried at fair value.

        Our increase in total expenses resulted primarily from increased deposit insurance premiums and increased expenses related to loan collections and foreclosures, including related professional fees. The increase of $804,000 in the provision for loan losses reflects needed increases in the allowance for loan losses relating to weaknesses in the commercial mortgage, residential mortgage, and consumer portfolios and to maintain reserve levels and replenish charge-offs of commercial, commercial construction, and consumer construction loan portfolios. We recorded a loss on the discontinued operations of Mariner Finance of $9.1 million in 2009, compared to income from those operations in 2008 of $1.7 million. We recorded an income tax benefit from continuing operations of $10.9 million in 2009 for an effective tax rate before discontinued operations of (45.2)% compared to $13.6 million in 2008 for an effective tax rate before discontinued operations of (44.8)%.

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

        Our total assets increased by $77.1 million or 5.9% during 2009, a result of increased deposits, which increased cash and due from Banks. Earning assets decreased $77.2 million or 6.7%. Deposits increased by $196.3 million to $1.1 billion at December 31, 2009 from $950.2 million at December 31, 2008. Stockholders' equity decreased $19.0 million or 41.4%, reflecting the 2009 loss, partially offset by a decrease in accumulated other comprehensive loss due to the increase in the market value of securities classified as AFS.

        Our asset quality showed improvement at December 31, 2009 compared to 2008. At December 31, 2009, our allowance for loan losses amounted to $11.6 million, which totaled 20.3% of nonperforming assets as of December 31, 2009, compared to 29.0% as of December 31, 2008. Our level of nonperforming assets decreased to 4.15% of total assets at December 31, 2009 from 4.42% of total assets at December 31, 2008 and our level of loans 90 days delinquent and still accruing interest decreased to $9.2 million from $9.7 million in 2008. Our ratio of net charge-offs to average total loans was 1.37% in 2009 compared to 1.35% in 2008.

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

        The United States remains in an economic downturn. The economic downturn generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the customers to which we have made, or will make, loans may also be susceptible to the economic downturn, which may affect the ability of our customers to repay loans, thereby, increasing the level of our nonperforming assets. The economic downturn may also decrease the value of collateral securing some of our loans, as well as the value of our securities investments, which could affect our operations and financial results and decrease our ability to borrow under our credit facilities or raise equity capital. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facilities on reasonable terms, if at all. We do not know when market conditions will stabilize, if adverse conditions will intensify, or the full extent to which the disruptions will affect us. Also, it is possible that continued instability of the financial markets could have other, unforeseen material effects on our business.

        We also face market risk related to interest rates that arises from our lending, investing, and deposit taking activities. Our profitability is largely dependent on the Bank's net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. For a discussion of this interest rate risk, see Item 7 of Part II of this Annual Report on Form 10-K under the heading "Interest Rate Sensitivity."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has a limited capital base. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Stegman & Company

Baltimore, Maryland
March 29, 2011

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2010	December 31, 2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$169,557	$166,374
Federal funds sold and interest-bearing deposits	48,404	7,329
Trading securities, at fair value	—	10,749
Securities available for sale, at fair value	27,826	28,275
Loans held for sale ($140,343 and $0 at fair value)	140,343	122,085
Loans receivable	811,687	890,951
Allowance for loan losses	(14,115)	(11,639)

Loans, net	797,572	879,312
Real estate acquired through foreclosure	21,185	21,630
Restricted stock investments	7,095	7,934
Premises and equipment, net	41,068	44,504
Accrued interest receivable	3,844	4,960
Income tax recoverable	600	5,670
Deferred income taxes	—	28,214
Bank-owned life insurance	36,188	34,773
Prepaid expenses and other assets	15,955	22,742

Total assets	$1,309,637	$1,384,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$103,450	$112,192
Interest-bearing	1,018,439	1,034,312

Total deposits	1,121,889	1,146,504
Short-term borrowings	84,399	26,365
Long-term borrowings, at fair value	—	61,592
Long-term borrowings	33,888	34,080
Junior subordinated deferrable interest debentures	52,068	73,724
Accrued expenses and other liabilities ($137 and $0 at fair value, respectively)	13,647	15,299

Total liabilities	1,305,891	1,357,564

Stockholders' equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,050,117 and 6,452,631 shares issued and outstanding, respectively	902	323
Additional paid-in capital	79,667	56,771
Retained deficit	(73,210)	(26,621)
Accumulated other comprehensive loss	(3,613)	(3,486)

Total stockholders' equity	3,746	26,987

Total liabilities and stockholders' equity	$1,309,637	$1,384,551

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
Interest income:
Loans	$52,826	$56,739	$57,299
Securities and other earning assets	2,395	3,071	6,026

Total interest income	55,221	59,810	63,325

Interest expense:
Deposits	20,826	24,873	24,584
Short-term borrowings	347	644	766
Long-term borrowings	4,210	7,181	9,535

Total interest expense	25,383	32,698	34,885

Net interest income	29,838	27,112	28,440
Provision for loan losses	17,790	11,660	10,856

Net interest income after provision for loan losses	12,048	15,452	17,584

Noninterest income:
Total other-than-temporary impairment charges	(445)	(3,307)	(5,605)
Less: Portion included in other accumulated comprehensive income (pre-tax)	(804)	371	—

Net other-than-temporary impairment charges on securities available for sale	(1,249)	(2,936)	(5,605)
Mortgage-banking revenue	16,950	16,112	9,410
Gain on extinguishment of debt	958	—	—
ATM fees	3,038	3,072	3,188
Service fees on deposits	3,944	5,261	6,319
Gain (loss) on financial instruments carried at fair value	1,661	3,038	(814)
Gain on sale of securities, net	54	420	229
Gain on disposal of premises	67	—	819
Commissions on sales of nondeposit investment products	496	540	816
Income from bank-owned life insurance	1,415	1,377	1,505
Other	858	1,387	1,360

Total noninterest income	28,192	28,271	17,227

Noninterest expense:
Salaries and employee benefits	25,205	26,469	27,901
Occupancy	9,245	8,974	9,369
Furniture, fixtures, and equipment	2,334	2,941	3,425
Professional services	3,074	3,866	1,669
Advertising	633	915	921
Data processing	1,795	1,880	2,149
ATM servicing expenses	866	944	1,014
Write-downs, losses, and costs of real estate acquired through foreclosure	8,366	6,832	5,802
Secondary marketing valuation	—	—	355
FDIC insurance premiums	3,801	3,480	887
Service and maintenance	2,317	2,437	2,216
Other	9,862	9,096	9,544

Total noninterest expense	67,498	67,834	65,252

Net loss from continuing operations before income taxes and discontinued operations	(27,258)	(24,111)	(30,441)
Income tax expense (benefit)—continuing operations	19,131	(10,887)	(13,632)

Net loss from continuing operations	(46,389)	(13,224)	(16,809)

(Loss) income from discontinued operations	(200)	(9,060)	1,721

Net loss	$(46,589)	$(22,284)	$(15,088)

Net loss per common share from continuing operations:
Basic	$(3.14)	$(2.05)	$(2.63)

Diluted	$(3.14)	$(2.05)	$(2.63)

Net (loss) income per common share from discontinued operations:
Basic	$(0.01)	$(1.40)	$0.27

Diluted	$(0.01)	$(1.40)	$0.27

Net loss per common share:
Basic	$(3.15)	$(3.45)	$(2.36)

Diluted	$(3.15)	$(3.45)	$(2.36)

See accompanying notes to the consolidated financial statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2010, 2009, and 2008
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive Loss
	(dollars in thousands, except number of shares)
Balance at January 1, 2008	6,351,611	$318	$56,458	$9,603	$(1,809)	$64,570
Net loss	—	—	—	(15,088)	—	(15,088)	$(15,088)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	(3,040)	(3,040)	(3,040)
Changes in unrealized loss on swaps	—	—	—	—	(715)	(715)	(715)

Comprehensive Loss							$(18,843)

Common stock issued, net of costs	118,020	6	277	—	—	283
Common stock repurchased, net of costs	(17,000)	(1)	(66)	—	—	(67)
Stock-based compensation expense	—	—	72	—	—	72

Balance at December 31, 2008	6,452,631	323	56,741	(5,485)	(5,564)	46,015
Cumulative effect of accounting change	—	—	—	1,148	(1,148)	—
Net loss	—	—	—	(22,284)	—	(22,284)	$(22,284)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	2,511	2,511	2,511
Changes in unrealized loss on swaps	—	—	—	—	715	715	715

Comprehensive Loss							$(19,058)

Stock-based compensation expense	—	—	30	—	—	30

Balance at December 31, 2009	6,452,631	323	56,771	(26,621)	(3,486)	26,987
Net loss	—	—	—	(46,589)	—	(46,589)	$(46,589)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	(127)	(127)	(127)

Comprehensive Loss							$(46,716)

Common stock issued, net of costs	9,484,998	473	9,861	—	—	10,334
Stock-based compensation expense	—	—	29	—	—	29
Warrants issued, net of reduction in value	—	—	137	—	—	137
Debt exchange	1,830,873	92	12,626	—	—	12,718
Stock issued to Directors	281,615	14	243	—	—	257

Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(46,589)	$(22,284)	$(15,088)
Adjustments to reconcile net loss to net cash from operating activities:
Loss (income) from discontinued operations	200	9,060	(1,721)
Stock-based compensation	29	30	72
Depreciation and amortization	3,851	4,632	5,062
Net amortization (accretion) of unearned loan fees and costs	289	(54)	60
Net amortization of premiums and discounts on loans	—	—	(1,639)
(Accretion) amortization of premiums and discounts on mortgage-backed securities, net	(20)	(9)	11
(Gain) loss on financial instruments carried at fair value	(1,661)	(3,038)	814
Origination fees and gain on sale of mortgage loans	(14,105)	(12,169)	(6,730)
Gain on sale of securities, net	(54)	(420)	(229)
Net other-than-temporary impairment charges on securities available for sale	1,249	2,936	5,605
(Gain) loss on disposal of premises and equipment	(67)	11	(819)
Write-downs and losses on real estate acquired through foreclosure	6,333	6,261	5,162
Secondary marketing valuation	—	—	355
Gain on extinguishment of debt	(958)	—	—
Decrease in accrued interest receivable	1,116	137	846
Provision for loan losses	17,790	11,660	10,856
Increase in cash surrender value of bank-owned life insurance	(1,415)	(1,377)	(1,505)
Originations of mortgage loans held for sale	(1,349,786)	(1,625,187)	(1,149,319)
Proceeds from mortgage loans held for sale	1,346,213	1,560,667	1,175,307
Deferred income taxes	28,086	(3,663)	(10,989)
Net (decrease) increase in accrued expenses and other liabilities	(636)	1,606	5,238
Net decrease (increase) in prepaids and other assets	4,397	(11,379)	4,986

Net cash (used in) provided by operating activities	(5,738)	(82,580)	26,335

Cash flows from investing activities:
Principal loan repayments, net of (disbursements)	43,236	(32,480)	(146,431)
Proceeds from sale of Mariner Finance	—	8,734	—
Repurchase of mortgage loans previously sold	(1,208)	(113)	(120)
Purchases of premises and equipment	(2,208)	(689)	(3,858)
Proceeds from disposals of premises and equipment	811	31	1,367
Sales (purchases) of restricted stock investments, net	839	(868)	(1,083)
Activity in securities available for sale:
Sales	8,011	9,279	3,853
Maturities/calls/repayments	3,151	7,133	5,097
Purchases	(12,090)	(1,749)	(16,405)
Sales of trading securities	10,083	—	21,038
Maturities/calls/repayments of trading securities	735	2,374	3,481
Additional disbursements on real estate acquired through foreclosure	—	—	(32)
Proceeds from sales of real estate acquired through foreclosure	15,733	10,912	9,873
Redemption of bank-owned life insurance	—	3,040	—

Net cash provided by (used in) investing activities	67,093	5,604	(123,220)

Cash flows from financing activities:
Net (decrease) increase in deposits	(24,616)	196,271	45,280
Net (decrease) increase in other borrowed funds	(2,815)	(12,931)	27,407
Proceeds from stock issuance, net of costs	10,334	—	283
Repurchase of common stock, net of costs	—	—	(67)

Net cash (used in) provided by financing activities	(17,097)	183,340	72,903

Net increase (decrease) in cash and cash equivalents	44,258	106,364	(23,982)
Cash and cash equivalents at beginning of year	173,703	67,339	91,321

Cash and cash equivalents at end of year	$217,961	$173,703	$67,339

Supplemental information:
Interest paid on deposits and borrowed funds	$25,515	$30,981	$37,071
Income taxes paid	—	—	—
Real estate acquired through foreclosure	21,622	19,809	15,016
Transfer of loans held for sale to loan portfolio	8,150	14,808	1,458

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies

  Organization, Basis of Presentation, and Use of Estimates

        First Mariner Bancorp ("First Mariner," on a parent only basis and "we," "our," or "us" on a consolidated basis) is a bank holding company incorporated under the laws of the state of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally established as "MarylandsBank Corp." in May 1994. MarylandsBank Corp.'s name was changed to "First Mariner Bancorp" in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the "Bank") and prior to August 1, 2010, FM Appraisals, LLC ("FM Appraisals"). On August 1, 2010, FM Appraisals was pushed down as a subsidiary of the Bank. We sold our consumer finance company subsidiary, Mariner Finance, LLC ("Mariner Finance") in December, 2009. We retain a 5% interest in the newly formed Mariner Finance entity.

        Most of our activities are with customers within the Central Maryland region. A portion of activities related to mortgage lending are more dispersed and cover parts of the Mid-Atlantic region and other regions outside of the state of Maryland. Note 5 describes the types of securities that we invest in and Note 6 discusses our lending activities. We do not have any concentrations to any one industry or customer.

        Our consolidated financial statements include the accounts of First Mariner and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Events occurring after the date of the financial statements were considered in the preparation of the financial statements. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2010.

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the "allowance"), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale ("AFS"), valuations of financial instruments, and deferred income taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

  Securities

        We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered AFS and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive loss.

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

        The initial indications of other-than-temporary impairment ("OTTI") for both debt and equity securities are a decline in the market value below the amount recorded for an investment and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer's financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer's financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer's ability to service debt, and any change in agencies' ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components. Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

        Gains or losses on the sales of securities are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on securities are amortized (accreted) over the term of the security using methods that approximate the interest method. Gains and losses on trading securities are recognized regularly in income as the fair value of those securities changes.

  Loans Held for Sale

        Loans originated for sale prior to August 1, 2010 are carried at the lower of aggregate cost or market value ("LCM") and subsequent to August 1, 2010, at fair value. Market value (fair value) is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method.

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

  Nonaccrual status

        For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For larger loans and certain mortgage loans, management applies FASB guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received. Loans are charged-off when a loan or a portion thereof is considered uncollectible. We determine that the entire balance of a loan is contractually delinquent for

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

all classes if the minimum payment is not received by the specified due date. Interest and fees continue to accrue on past due loans until the date the loan goes in nonaccrual status.

  Loan impairment

        We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans consist of nonaccrual loans and troubled debt restructures ("TDR" or "TDRs") (see information on TDRs below). We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value ("LTV") ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans collectively for impairment.

        We identify impaired loans and measure impairment (1) at the present value of expected cash flows discounted at the loan's effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it's a TDR, for which we recognize an impairment loss through a specific reserve portion of the allowance for loan losses.

        When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreements.

  Loan fees and costs

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

  TDRs

        Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related now-modified loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, payment extensions, payment forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. At the time that a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then set up as a specific reserve in the allowance.

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

        Amortization of MSRs is recorded based on the cash flows as estimated by future net servicing income, including the write-off of MSRs associated with loans that are paid in full. The projected future cash flows are calculated and updated monthly by applying market-based assumptions. Impairment for MSRs is determined based on the fair value of the rights, stratified by predominate risk characteristics. Any impairment would be recognized through a charge against earnings.

  Allowance for Loan Losses

        Our allowance for loan losses represents an estimated amount that, in management's judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. Management uses a disciplined process and methodology to establish the allowance for losses each quarter. To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial portfolio; (2) the commercial mortgage portfolio; (3) the commercial construction portfolio; (4) the consumer construction portfolio; (5) the residential mortgage portfolio; and (6) the consumer portfolio.

        To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period. For each loan segment, significant judgment is exercised to determine

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

        The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds timely to changes in economic conditions and other influences. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses.

        Management monitors differences between estimated and actual incurred loan losses. This monitoring process includes periodic assessments by senior management of loan portfolios and the models used to estimate incurred losses in those portfolios. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

        Commercial (including commercial mortgage) and construction loans (including both commercial and consumer) are generally evaluated for impairment when the loan becomes 90 day past due and/or is rated as substandard. The difference between the fair value of the collateral, less estimated selling costs and the carrying value of the loan is charged-off at that time. Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed on nonaccrual status, whichever is earlier. Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). The above charge-off guidelines may not apply if the loan is both well secured and in the process of collection.

        As an additional piece of the allowance for loan losses, we also estimate probable losses related to unfunded loan commitments. These commitments are subject to individual review and are analyzed for impairment the same as a correspondent loan would be.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

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

  Bank Owned Life Insurance ("BOLI")

        BOLI is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiaries are named beneficiaries. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income.

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

  Borrowings

        At December 31, 2009, we maintained certain of our long-term borrowings at fair value, with corresponding changes in fair values recorded in income. The determination of which borrowings were accounted for using the fair value option was made based upon interest rates and maturities and how those corresponded to the interest rates and maturities of assets accounted for using the fair value

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

option. During 2010, those borrowings were refinanced with short-term borrowings which were not accounted for at fair value.

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

        We recognize a tax position as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As of December 31, 2010, we established a valuation allowance against the full amount of our deferred tax assets.

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

  Advertising

        We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $633,000, $915,000, and $921,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(1) Summary of Significant Accounting Policies (Continued)

  Derivatives and Hedging Activities

        We account for derivates in accordance with FASB literature on accounting for derivative instruments and hedging activities. When we enter into the derivative contract, we designate a derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management's reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments ("IRLC" or "IRLCs") and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, and rate or price.

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

        Cash flow hedges, which consist of swaps, are hedges that are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuation. We use dollar offset or regression analysis at the hedge's inception and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be, and has been, effective in offsetting changes in the fair value of the hedged item. We no longer utilize swaps since the sale of Mariner Finance.

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

(2) Going Concern Consideration

        Due to the conditions and events discussed later in Note 11, we believe substantial doubt exists as to our ability to continue as a going concern. Management is taking various steps designed to improve the Bank's capital position. The Bank has developed a written alternative capital plan designed to improve the Bank's capital ratios. Such plan is dependent upon a capital infusion to meet the capital

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(2) Going Concern Consideration (Continued)

requirements of the various regulatory agreements (see Note 11 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios through asset sales or a capital raise. As of the date of the filing of these consolidated financial statements, the Company has not entered into a definitive agreement regarding the raising of additional capital or a potential sale of the Company and no assurances can be made that the Company will ultimately enter into such an agreement.

        The consolidated financial statements presented above and the accompanying Notes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

(3) Discontinued Operations

        In December, 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance. In accordance with FASB guidance, the operating results of Mariner Finance, along with the loss recognized from the sale, are included in the Consolidated Statements of Operations as discontinued operations. Such discontinued operations are detailed as follows for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Interest income	$—	$24,262	$20,987
Interest expense	—	(3,147)	(3,381)

Net interest income	—	21,115	17,606

Provision for loan losses	—	(4,865)	(3,927)
Noninterest income	—	4,467	3,959
Noninterest expenses	—	(17,332)	(14,796)

Net income before income taxes	—	3,385	2,842
Income tax expense	—	(1,335)	(1,121)

Net income	—	2,050	1,721

Loss on write-down of Mariner Finance to fair value	—	(9,485)	—
Write-off of deferred taxes related to Mariner Finance	(200)	(1,625)	—

Net loss on disposal of Mariner Finance	(200)	(11,110)	—

Net (loss) income from discontinued operations	$(200)	$(9,060)	$1,721

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(3) Discontinued Operations (Continued)

        The following table shows the net assets of Mariner Finance as of December 14, 2009, the date of the sale of Mariner Finance:

(dollars in thousands)	December 14, 2009
Cash and due from banks and interest-bearing deposits	$1,220
Loans receivable	109,983
Allowance for loan losses	(5,216)

Loans, net	104,767

Real estate acquired through foreclosure	360
Other assets	2,677

Total assets	109,024

Borrowings	83,792
Other liabilities	4,555

Total liabilities	88,347

Net assets of Mariner Finance	$20,677

(4) Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve Board ("FRB") to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2010 and 2009 the required reserve balance was $1.0 million. The Bank pledged $3.1 million in cash for exposure on debit card transactions as of both December 31, 2010 and 2009.

        At December 31, 2010, we had pledged $32.7 million in cash against certain borrowings.

(5) Securities

        The composition of our securities portfolio is as follows at December 31:

	December 31, 2010
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage-backed securities	$2,216	$109	$—	$2,325
Trust preferred securities	14,269	101	3,906	10,464
U.S. government agency notes	12,075	12	16	12,071
U.S. Treasury securities	1,000	1	—	1,001
Corporate obligations	913	97	—	1,010
Equity securities—banks	215	11	29	197
Equity securities—mutual funds	750	8	—	758

	$31,438	$339	$3,951	$27,826

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(5) Securities (Continued)

	December 31, 2009
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage-backed securities	$11,272	$477	$7	$11,742
Trust preferred securities	19,481	47	6,190	13,338
U.S. Treasury securities	999	4	—	1,003
Corporate obligations	877	53	—	930
Equity securities—banks	215	1	54	162
Equity securities—mutual funds	750	—	—	750
Foreign government bonds	350	—	—	350

	$33,944	$582	$6,251	28,275

Trading:
Mortgage-backed securities				10,749

				$39,024

        The amount of OTTI recorded as accumulated other comprehensive loss as of December 31, 2010 was $804,000 on trust preferred securities. We recorded $371,000 as accumulated other comprehensive income on trust preferred securities and bank equity securities as of December 31, 2009.

        Contractual maturities of debt securities at December 31, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Available for Sale:
Due in one year or less	$8,000	$7,986
Due after one year through five years	6,491	6,634
Due after ten years	13,766	9,926
Mortgage-backed securities	2,216	2,325

	$30,473	$26,871

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(5) Securities (Continued)

        The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at December 31, 2010 and 2009:

	2010
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Trust preferred securities	$340	$14	$5,722	$3,892	$6,062	$3,906
U.S. government agency notes	4,984	16	—	—	4,984	16
Equity securities—banks	—	—	105	29	105	29

	$5,324	$30	$5,827	$3,921	$11,151	$3,951

	2009
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$3,402	$7	$3,402	$7
Trust preferred securities	546	2,275	10,548	3,915	11,094	6,190
Equity securities—banks	—	—	161	54	161	54

	$546	$2,275	$14,111	$3,976	$14,657	$6,251

        For AFS securities, gross unrealized losses totaled $4.0 million as of December 31, 2010 and equaled 35.4% of the fair value of securities with unrealized losses as of that date. A total of 13 securities were in an unrealized loss position as of December 31, 2010, with the largest single unrealized loss in any one security totaling $1.8 million. Eight securities were in an unrealized loss position for twelve months or more.

        The trust preferred securities that we hold in our securities portfolio are issued by other banks and bank holding companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We recorded net OTTI charges of $1.2 million on positions in pooled trust preferred collateralized debt obligations during 2010, $2.9 million on positions in pooled trust preferred collateralized debt obligations and certain bank stock securities during 2009, and $5.6 million on positions in pooled trust preferred collateralized debt obligations and certain corporate securities during 2008. As a result of the adoption of FASB guidance related to determining fair value and OTTI, during the first quarter of 2009, we reduced the retained deficit by $1.148 million, net of taxes of $750,000, for a cumulative effect of accounting change in OTTI previously recorded that was determined to not be related to credit deterioration. At the time of adoption, we determined that the remaining trust preferred securities were temporarily impaired.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(5) Securities (Continued)

        The following shows the activity in OTTI related to credit losses for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Balance at beginning of year	$6,643	$5,605	$—
Reduction—cumulative effect of accounting change	—	(1,898)	—
Additional net OTTI recorded for credit losses	1,249	2,936	5,605

Balance at end of year	$7,892	$6,643	$5,605

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

        During 2010, 2009, and 2008, we recognized gross losses on the sale of securities of $420,000, $20,000, and $50,000, respectively. During 2010, 2009, and 2008, we recognized gross gains on sale of securities of $474,000, $440,000, and $279,000, respectively.

        At December 31, 2010, we held securities with an aggregate carrying value (fair value) of $21.1 million that we have pledged as collateral for certain hedging activities, borrowings, government deposits, and customer deposits.

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses

        Loans receivable represent our only form of financing receivables.

        Approximately 99% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. For residential mortgage loans, we generally follow Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Housing Administration ("FHA"), Veterans Administration ("VA"), or other secondary marketing standard underwriting guidelines. Conventional mortgage loans with a LTV ratio greater than 80% generally require mortgage insurance. Loans underwritten to FHA or VA guidelines generally have LTV's greater than 95% and have Mortgage Insurance Guarantees from the U.S. Government. For all other loans with real estate collateral, we generally do not lend more than 90% of the appraised value of a property at origination. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for commercial (including commercial mortgage) and construction (both commercial and consumer) loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

        We generally consider our residential lending to involve less risk than other forms of lending, although our payment experience on these loans is dependent, to some extent, on economic and market conditions in our primary lending area. In 2010 and 2009, loss levels on residential mortgage loans were significant due to the declines in residential real estate values and higher defaults

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

experienced in this portfolio. Commercial (including commercial mortgage) and construction (both commercial and consumer) loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

        Loans receivable are summarized as follows at December 31:

(dollars in thousands)	2010	2009
Commercial	$78,607	$77,474
Commercial mortgage	349,691	340,349
Commercial construction	58,742	99,562
Consumer construction	31,107	47,689
Residential mortgage	144,194	176,084
Consumer	148,166	148,790

Total loans	810,507	889,948
Unearned loan fees, net	1,180	1,003

	$811,687	$890,951

        Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $186,000 and $247,000 as of December 31, 2010 and 2009, respectively.

Transferred Loans

        In accordance with the FASB's guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge against earnings.

        Information on the activity in transferred loans and related accretable yield is as follows for the years ended December 31:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Beginning balance	$24,575	$15,441	$423	$831	$24,152	$14,610
Additional transfers	8,150	14,808	—	—	8,150	14,808
Loans moved to real estate acquired through foreclosure	(281)	(1,301)	(8)	(10)	(273)	(1,291)
Charge-offs	(2,810)	(3,881)	(45)	(182)	(2,765)	(3,699)
Payments/amortization	(3,415)	(492)	(192)	(216)	(3,223)	(276)

Ending balance	$26,219	$24,575	$178	$423	$26,041	$24,152

        As of December 31, 2010 and 2009, we maintained servicing on mortgage loans sold to FNMA of approximately $323.3 million and $309.0 million, respectively.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        At December 31, 2010, we have pledged loans with a carrying value of $94.9 million as collateral for FHLB advances.

Credit Quality

        Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our portfolio loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of December 31, 2010, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.

        To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history. That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. In general, this impairment is included as part of the allowance for loan losses (specific reserve) for modified loans and is charged-off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

        The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

As of and for the year ended December 31, 2010:

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
Beginning Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639
Chargeoffs:	(1,979)	(1,395)	(4,252)	(804)	(3,757)	(3,787)	—	(15,974)
Recoveries:	—	—	7	—	104	549	—	660

Net chargeoffs	(1,979)	(1,395)	(4,245)	(804)	(3,653)	(3,238)	—	(15,314)

Provision for loan losses	1,453	601	4,651	1,328	4,623	4,773	361	17,790

Ending Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115

Ending balance—individually evaluated for impairment	$—	$88	$14	$—	$486	$—	$—	$588

Ending balance—collectively evaluated for impairment	$291	$2,454	$2,039	$817	$2,546	$2,417	$2,963	$13,527

Ending loan balance—individually evaluated for impairment	$1,501	$29,848	$13,273	$1,257	$25,024	$1,067		$71,970
Ending loan balance—collectively evaluated for impairment	77,300	319,563	45,491	29,535	119,185	148,643		739,717

	$78,801	$349,411	$58,764	$30,792	$144,209	$149,710		$811,687

As of and for the year ended December 31, 2009:

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
Beginning Balance	$824	$2,985	$2,702	$583	$1,576	$4,683	$3,424	$16,777
Chargeoffs:	(517)	(871)	(2,370)	(1,493)	(4,546)	(2,650)	—	(12,447)
Recoveries:	—	4	—	—	46	231	—	281

Net chargeoffs	(517)	(867)	(2,370)	(1,493)	(4,500)	(2,419)	—	(12,166)

Provision for (reversal of) loan losses	510	1,218	1,315	1,203	4,986	3,250	(822)	11,660
Mariner Finance allowance	—	—	—	—	—	(4,632)	—	(4,632)

Ending Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639

Ending balance—individually evaluated for impairment	$—	$51	$277	$—	$158	$247	$—	$733

Ending balance—collectively evaluated for impairment	$817	$3,285	$1,371	$293	$1,904	$634	$2,602	$10,906

Ending loan balance—individually evaluated for impairment	$3,385	$10,572	$15,867	$3,815	$13,857	$1,351		$48,847
Ending loan balance—collectively evaluated for impairment	74,249	329,222	83,623	43,564	162,302	149,144		842,104

	$77,634	$339,794	$99,490	$47,379	$176,159	$150,495		$890,951

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

As of and for the year ended December 31, 2008:

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
Beginning Balance	$606	$2,316	$1,456	$719	$1,542	$4,021	$2,129	$12,789
Chargeoffs:(1)	—	(630)	(401)	(331)	(4,658)	(5,446)	—	(11,466)
Recoveries:(2)	13	3	—	—	9	367	—	392

Net recoveries (chargeoffs)	13	(627)	(401)	(331)	(4,649)	(5,079)	—	(11,074)

Provision for loan losses—Bank	205	1,296	1,647	195	4,683	1,535	1,295	10,856
Provision for loan losses—Mariner Finance	—	—	—	—	—	3,927	—	3,927
Allowance for acquired loans(3)	—	—	—	—	—	279	—	279

Ending Balance	$824	$2,985	$2,702	$583	$1,576	$4,683	$3,424	$16,777

Ending balance—individually evaluated for impairment	$200	$125	$739	$200	$1,444	$—	$—	$2,708

Ending balance—collectively evaluated for impairment	$624	$2,860	$1,963	$383	$132	$4,683	$3,424	$14,069

Ending loan balance—individually evaluated for impairment	$603	$4,134	$14,544	$7,414	$20,945	$—		$47,640
Ending loan balance—collectively evaluated for impairment	90,508	315,009	94,940	62,175	117,378	251,046		931,056

	$91,111	$319,143	$109,484	$69,589	$138,323	$251,046		$978,696

(1)
Includes charge-offs of $3.4 million related to Mariner Finance consumer loans.

(2)
Includes recoveries of $298,000 related to Mariner Finance consumer loans.

(3)
Allowance acquired by Mariner Finance in a transaction with Loans, USA.

        We use creditworthiness categories to grade commercial loans. Our internal grading system is based on experiences with similarly graded loans. Category ratings are reviewed each quarter. Our internal risk ratings are as follows:

  Superior Credit Quality ("RR1")—This category includes credits that are secured by up to 95% advance against cash balances, municipal or corporate bonds carrying an A rating or better (subject to maturity), U.S. Government securities (subject to maturity), and fully marketable securities of companies with an A or better debt rating. In addition, the borrower must have a reasonable financial condition evidenced by complete financial statements.

  High Credit Quality ("RR2")—This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust ("DOT") on residential owner-occupied property with a LTV ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants' financial condition. No commercial construction loans may carry this rating at inception. At December 31, 2010 and 2009, none of our loans carried this risk rating.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

  Above Average Credit Quality ("RR3")—This category includes business loans to publicly traded companies with a B rating or better, commercial construction loans with a contingent-free take-out or substantial pre-leasing (75% or more of leasable space) with a LTV of 70% or less, residential construction loans with pre-sold units and a LTV of 70% or less as long as sales are on a noncontingent basis and the overall project is progressing on schedule as originally determined, loans to individuals with liquid assets and strong net worth and the additional ability to service the debt from sources unrelated to the purpose of the credit extension, and monitored credits to borrowers of sound financial condition with approved advance rates providing adequate margin so that collateral can be easily liquidated within 90 days or less.

  Average/Satisfactory Credit Quality ("RR4")—In general, this category includes small-to-medium sized companies with satisfactory financial condition, cash flow, profitability, and balance sheet and income statement ratios, term loans and revolving credits with annual clean-up requirements, the majority of retail commercial credits, loans to partnerships or small businesses, most wholesale sales finance lines, wholesale distributors whose capital position and profitability are at Robert Morris and Associates ("RMA") averages, and loans to individuals with acceptable financial condition and sufficient net cash flow to service the debt as long as the source of repayment is identifiable and sufficient to liquidate the debt within an acceptable period of time and a secondary source of repayment is evident.

  Acceptable With Care ("RR5")—This category includes secured loans to small or medium sized companies which have suffered a financial setback where a convincing plan for correction demonstrates the deficiency is temporary in nature, loans with debt service coverage ratios below or LTV ratios above policy guidelines, most construction and development loans, permanent loans underwritten based on pro forma rents as opposed to historical or actual rents, real estate loans where the project is moderately off the original projections as to cost estimates or absorption, and loans where the interest reserve is no longer adequate, but the customer or guarantor has a proven ability to carry the interest expense out of pocket for an extended time period without undue financial strain. These credits require additional attention by the account officer and/or loan administration.

  Watch Credits ("RR6")—This category includes loans to borrowers who have experienced a temporary setback or deterioration in financial condition that should correct itself during the next twelve months, companies whose financial condition has been marginally acceptable for a period of time and prospects for significant improvement are limited, loans to individuals with marginal financial condition, and most credits for start-up operations. Also included in this category are real estate loans where the project is moderately off original projections, interest reserve may be depleted, with the borrower or guarantor having a questionable or unproved ability to pay interest out of pocket. Such loans may have modest cost overruns that will cause a shortage in the budget, raising question as to how the project will be completed. These loans may have a good collateral position, additional collateral, or strong guarantors to mitigate the risk. These credits are considered marginally acceptable, and greater than usual attention is warranted by the account officer and/or loan operations.

  Special Mention ("RR7")—special mention credits are characterized as adequately covered by collateral (if any) and/or the paying capacity of the borrower, but are subject to one or more

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

  deteriorating trends. These credits constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. These credits have potential weaknesses which, if not examined and corrected, may weaken the asset or inadequately protect the Bank's credit position at some future date. This category should not be used to list assets that bear risks usually associated with the particular type of financing. Assets with this rating may have the potential for significant weakness. Loans where weaknesses are evident and significant must be considered for more serious criticism. Examples of credits carried in special mention may include the following:

  •
  Loans which are fully covered by collateral and cash flow, but where margins are inadequate;

  •
  Loans to borrowers with a strong capital base, who are experiencing modest losses;

  •
  Loans to borrowers with very strong cash flows, but experiencing modest losses;

  •
  Credits that are subject to manageable, but excessive, leverage;

  •
  Credits with material collateral documentation exceptions, but which appear to be strong credits. If the documentation exception results in an unperfected/under secured collateral position, the credit may be risk rated as if it were under secured until such time as the exception is corrected;

  •
  Credits to customers who have not provided the Bank with current or satisfactory financial data (unless the credit is secured by liquid marketable collateral or guaranteed by financially sound parties);

  •
  Credits that the account officer may be unable to supervise properly because of a lack of expertise or lack of control over the collateral and/or its condition;

  •
  Loans with deficient documentation or other deviations from prudent lending practices; and

  •
  Loans with strong guarantors and/or secondary sources of cash flow are the support for repayment.

  Substandard ("RR8")—Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses, which jeopardize the orderly liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The borrower's financial condition indicates an inability to repay, even if restructured. Prospects for improvement in the borrower's financial condition are poor. Primary repayment source appears to be shifting from cash flow to liquidation of collateral. Examples of Substandard credits may include the following:

  •
  Credits adequately covered by collateral value, where repayment is dependent upon the sale of nonliquid collateral, nontrading assets, or from guarantors;

  •
  Loans secured by collateral greater than the amount of the credit, but where cash flow is inadequate to amortize the debt over a reasonable period of time;

  •
  Credits with negative financial trends coupled with material collateral documentation deficiencies or where there is a high potential for loss of principal;

  •
  Unsecured loans to borrowers whose financial condition does not warrant unsecured advances;

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

  •
  Credits where the borrower is in bankruptcy or the work out effort is proceeding toward legal remedies including foreclosure; and

  •
  All nonaccrual loans.

  Doubtful ("RR9")—Doubtful classifications have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At December 31, 2010 and 2009, none of our loans carried this risk rating.

  Loss ("RR10")—Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed six months. Subsequent to the identification of this split rating, the remaining balance will be risk rated Substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off. At December 31, 2010 and 2009, none of our loans carried this risk rating.

        The following table shows the credit quality breakdown of our commercial loan portfolio by class as of December 31:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
			(dollars in thousands)
RR8	$1,939	$2,842	$33,492	$19,342	$14,677	$32,288	$1,150	$3,718	$51,258	$58,190
RR7	7,241	1,190	10,921	5,600	6,686	10,684	136	1,193	24,984	18,667
RR6	9,174	11,430	23,097	16,023	15,081	12,816	98	2,527	47,450	42,796
RR5	22,417	27,119	126,297	119,176	13,811	24,171	—	—	162,525	170,466
RR4	36,257	34,286	155,336	179,381	8,509	19,531	29,408	39,122	229,510	272,320
RR3	1,000	—	268	272	—	—	—	—	1,268	272
RR1	773	767	—	—	—	—	—	819	773	1,586

	$78,801	$77,634	$349,411	$339,794	$58,764	$99,490	$30,792	$47,379	$517,768	$564,297

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of December 31:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Nonaccruing loans	$11,877	$9,333	$946	$1,311	$—	$40	$12,823	$10,684
Performing loans	132,332	166,826	119,874	127,196	28,890	21,948	281,096	315,970

	$144,209	$176,159	$120,820	$128,507	$28,890	$21,988	$293,919	$326,654

        The following tables show the aging of our loans receivable by class. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are (1) well-secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccrual.

As of December 31, 2010:

(dollars in thousands)	31 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
Commercial	$1,626	$169	$1,501	$3,296	$75,505	$78,801	$—
Commercial mortgage	4,957	2,706	28,943	36,606	312,805	349,411	1,952
Commercial construction	—	—	8,237	8,237	50,527	58,764	250
Consumer construction	2,168	379	1,257	3,804	26,988	30,792	—
Residential mortgage	10,919	7,789	12,653	31,361	112,848	144,209	776
Home equity and 2nd mortgage	3,221	390	946	4,557	116,263	120,820	—
Other consumer	125	592	—	717	28,173	28,890	—

	$23,016	$12,025	$53,537	$88,578	$723,109	$811,687	$2,978

As of December 31, 2009:

(dollars in thousands)	31 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
Commercial	$2,314	$228	$1,034	$3,576	$74,058	$77,634	$499
Commercial mortgage	13,764	6,115	13,659	33,538	306,256	339,794	3,886
Commercial construction	6,394	—	10,992	17,386	82,104	99,490	—
Consumer construction	1,285	—	3,815	5,100	42,279	47,379	—
Residential mortgage	10,606	5,589	13,984	30,179	145,980	176,159	4,651
Home equity and 2nd mortgage	3,804	559	1,489	5,852	122,655	128,507	178
Other consumer	416	108	50	574	21,414	21,988	10

	$38,583	$12,599	$45,023	$96,205	$794,746	$890,951	$9,224

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        Impaired loans include nonaccrual loans and TDR loans. The following tables show the breakout of impaired loans by class at December 31:

	2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge Offs
With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

	2009
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge Offs
With no related allowance:
Commercial	$3,385	$3,385	$—	$860	$34	$284
Commercial mortgage	$6,523	$6,523	$—	$5,716	$391	$819
Commercial construction	$10,788	$10,788	$—	$11,010	$138	$1,180
Consumer construction	$3,815	$3,815	$—	$3,580	$142	$1,493
Residential mortgage	$9,575	$9,575	$—	$14,199	$355	$3,180
Home equity & 2nd mortgage	$979	$979	$—	$1,240	$23	$2,380
Other consumer	$25	$25	$—	$29	$2	$—
With a related allowance:
Commercial	—	—	—	134	—	233
Commercial mortgage	3,998	4,049	51	1,099	154	52
Commercial construction	4,802	5,079	277	2,922	328	1,190
Consumer construction	—	—	—	969	—	—
Residential mortgage	4,124	4,282	158	869	226	1,366
Home equity & 2nd mortgage	93	331	238	31	10	270
Other consumer	7	16	9	8	1	—
Totals:
Commercial	$3,385	$3,385	$—	$994	$34	$517
Commercial mortgage	$10,521	$10,572	$51	$6,815	$545	$871
Commercial construction	$15,590	$15,867	$277	$13,932	$466	$2,370
Consumer construction	$3,815	$3,815	$—	$4,549	$142	$1,493
Residential mortgage	$13,699	$13,857	$158	$15,068	$581	$4,546
Home equity & 2nd mortgage	$1,072	$1,310	$238	$1,271	$33	$2,650
Consumer	$32	$41	$9	$37	$3	$—

        The following table shows loans on nonaccrual status by class as of December 31:

(dollars in thousands)	2010	2009
Commercial	$1,501	$535
Commercial mortgage	26,991	9,773
Commercial construction	7,987	10,992
Consumer construction	1,257	3,815
Residential mortgage	11,877	9,333
Home equity and 2nd mortgage	946	1,311
Other consumer	—	40

	$50,559	$35,799

        The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $3.6 million, $4.6 million, and

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

$4.7 million in 2010, 2009, and 2008, respectively. The actual interest income recorded on those loans in 2010, 2009, and 2008 was approximately $1.6 million, $1.2 million, and $1.3 million, respectively.

        The following table shows the breakdown of loans we modified during the years ended December 31:

	2010			2009
(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
Commercial	—	$—	$—	3	$3,135	$3,135
Commercial mortgage	3	3,087	3,247	5	2,777	2,777
Commercial construction	6	5,177	5,177	2	5,079	5,079
Consumer construction	—	—	—	—	—	—
Residential mortgage	17	11,027	11,066	17	4,500	4,473
Home equity and 2nd mortgage	10	1,148	1,148	—	—	—
Other consumer	—	—	—	—	—	—

	36	$20,439	$20,638	27	$15,491	$15,464

2008
(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
Commercial	—	$—	$—
Commercial mortgage	—	—	—
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	56	18,387	18,475
Home equity and 2nd mortgage	—	—	—
Other consumer	—	—	—

	56	$18,387	$18,475

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        The following table shows modifications made during the years ended December 31, 2010, 2009, and 2008 that defaulted in the subsequent year:

	2010		2009		2008
(dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Commercial	2	$2,850	—	$—	—	$—
Commercial mortgage	—	—	—	—	1	1,480
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	4	1,123	14	2,889	—	—
Home equity and 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

	6	$3,973	14	$2,889	1	$1,480

        Total TDRs as of December 31, 2010 amounted to $24.2 million, of which $2.8 million were also in nonaccrual status.

(7) Premises and Equipment

        We own property and equipment as follows at December 31:

(dollars in thousands)	2010	2009
Land	$11,102	$10,554
Buildings and improvements	27,333	28,076
Leasehold improvements	9,294	9,722
Furniture, fixtures, automobiles, and equipment	25,803	25,813

Total, at cost	73,532	74,165
Less: accumulated depreciation and amortization	(32,464)	(29,661)

Net premises and equipment	$41,068	$44,504

        Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $3.9 million, $4.6 million, and $5.1 million, respectively.

        We lease various branch and general office facilities to conduct our operations. The leases have remaining terms which range from a period of less than 1 year to 26 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

        The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $5.5 million, $4.6 million, and $4.9 million for 2010, 2009, and 2008, respectively.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(7) Premises and Equipment (Continued)

        Our minimum lease payments due for each of the next five years are as follows(1):

(dollars in thousands)
2011	$3,854
2012	3,715
2013	3,529
2014	3,492
2015	3,218
Thereafter	6,518

$24,326

(1)
Includes an estimated 3% annual increase cap (based on the change in the consumer price index) on our headquarters lease.

(8) Deposits

        Deposits are summarized as follows at December 31:

	2010		2009
(dollars in thousands)	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate
Noncertificate:
NOW	$12,230	0.63%	$11,724	0.65%
Savings	56,652	0.27%	53,311	0.32%
Money market	125,943	0.62%	157,919	0.84%
Noninterest-bearing demand	103,450		112,192

Total noncertificate deposits	298,275		335,146

Certificates of deposit:
Original maturities:
Under 12 months	201,285	1.83%	247,175	2.87%
12 to 60 months	556,390	2.56%	504,898	3.34%
IRA and KEOGH	65,939	2.93%	59,285	3.47%

Total certificates of deposit	823,614		811,358

Total deposits	$1,121,889		$1,146,504

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(8) Deposits (Continued)

        Time deposits mature as follows:

	2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Within 6 months	$224,268	27.2%	$284,337	35.0%
Over 6 months - 12 months	215,235	26.1%	251,561	31.0%
Over 12 months - 24 months	258,186	31.4%	194,403	24.0%
Over 24 months - 36 months	88,220	10.7%	35,749	4.4%
Over 36 months - 48 months	14,770	1.8%	35,090	4.3%
Over 48 months	22,935	2.8%	10,218	1.3%

	$823,614	100.0%	$811,358	100.0%

        The Bank offers certain certificate products that provide customers a "one-time" withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2010, certificates that permitted early withdrawal totaled $19.1 million.

        Certificates of deposit of $100,000 or more totaled $477.7 million and $397.9 million at December 31, 2010 and 2009, respectively.

        We have pledged securities with an aggregate carrying value (fair value) of $3.1 million for certain customer and federal deposits.

(9) Borrowings

        Our borrowings consist of short-term promissory notes, short-term and long-term advances from the FHLB, a line of credit to finance consumer receivables (in 2008 for Mariner Finance), and a mortgage loan.

        The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank's total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily. Due to our capital adequacy status (see Note 11), the FHLB has limited our borrowings to $132 million. Our outstanding balance at December 31, 2010 was $107.0 million.

        The line of credit for consumer finance receivables represents borrowings by Mariner Finance and was a line of credit maintained with a commercial bank. As a result of the sale of Mariner Finance, we no longer maintain this line of credit.

        The mortgage loan on our former headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $18.0 million as of December 31, 2010.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(9) Borrowings (Continued)

        Certain information regarding our borrowings is as follows as of December 31:

(dollars in thousands)	2010	2009	2008
Amount outstanding at year-end:
FHLB short-term advances	$82,000	$22,000	$25,000
Short-term promissory notes	2,399	4,365	18,128
Consumer finance line of credit(1)	—	—	79,546
FHLB long-term advances	25,000	86,592	89,073
Mortgage loan	8,888	9,080	9,249
Weighted-average interest rate at year-end:
FHLB short-term advances	0.51%	0.90%	2.49%
Short-term promissory notes	0.51%	0.73%	0.84%
Consumer finance line of credit(1)	—	—	3.78%
FHLB long-term advances	4.00%	4.15%	4.75%
Mortgage loan	5.58%	5.58%	5.58%
Maximum outstanding at any month-end:
FHLB short-term advances	$82,000	$42,000	$35,000
Short-term promissory notes	4,909	17,870	38,129
Consumer finance line of credit(1)	—	81,297	79,546
FHLB long-term advances	86,342	88,744	89,567
Mortgage loan	9,067	9,236	9,395
Average outstanding:
FHLB short-term advances	$53,816	$31,014	$10,137
Short-term promissory notes	2,751	11,316	26,184
Consumer finance line of credit(1)	—	79,422	65,380
FHLB long-term advances	53,684	88,005	88,695
Mortgage loan	8,984	9,158	9,355
Weighted-average interest rate during the year:
FHLB short-term advances	0.62%	1.86%	2.95%
Short-term promissory notes	0.55%	0.59%	1.78%
Consumer finance line of credit(1)	—	3.62%	4.75%
FHLB long-term advances	3.32%	4.30%	4.91%
Mortgage loan	5.66%	5.66%	5.66%

(1)
Indebtedness of Mariner Finance, which was sold in 2009

        All of our long-term borrowings of $33.9 million mature after 2015. $25.0 million of such borrowings are callable immediately at the option of the issuer.

        We have pledged cash in the amount of $32.7 million, securities with an aggregate carrying value (fair value) of $12.3 million, and loans with a carrying value of $94.9 million as collateral for FHLB advances.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(10) Junior Subordinated Deferrable Interest Debentures

        The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at December 31, 2010 and 2009(dollars in thousands):

	Subordinated Debt Issued to Trust		Trust Preferred Securities Issued by Trust
					Date of Original Issue	Optional Redemption Date	Stated Maturity
Trust	2010	2009	2010	2009
MCT II	$6,186	$10,310	$6,000	$10,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	14,949	14,500	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	5,158	12,380	5,000	12,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	10,310	10,000	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	10,310	10,000	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	5,155	5,000	5,000	August 18, 2005	September 15, 2010	September 15, 2035
MCT VIII	—	10,310	—	10,000	December 28, 2005	December 30, 2010	December 30, 2035

	$52,068	$73,724	$50,500	$71,500

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

        As of December 31, 2010, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II—335 basis points; MCT III—325 basis points; MCT IV—305 basis points; MCT V—310 basis points; MCT VI—205 basis points; and MCT VII—195 basis points.

        The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $1.9 million in 2010, $3.1 million in 2009, and $4.6 million in 2008. In 2009, we elected to defer interest payments on the debentures. This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period. The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

        The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(10) Junior Subordinated Deferrable Interest Debentures (Continued)

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital, with certain limitations. At December 31, 2010, $2.5 million of the outstanding Trust Preferred Securities qualify as Tier I capital and due to limitations, no additional amounts qualified as Tier II capital.

        In February, 2010, the Company executed an Exchange agreement (the "Exchange") with its Chairman and Chief Executive Officer ("CEO"), Edwin F. Hale, Sr., who purchased, from an independent third party, trust preferred securities issued by MCT II, MCT IV, and MCT VIII. On March 30, 2010, pursuant to the terms of the Exchange, the $20.0 million of the trust preferred securities held by Mr. Hale were exchanged for 1,626,016 shares of common stock plus warrants to purchase 325,203 shares at $1.15 per share. The Exchange with Mr. Hale provided that if the Company completed, by June 30, 2010, a public or private offering of its common stock at a price per share below the per share price at which Mr. Hale converted his ownership interest in trust preferred securities into shares of Company common stock (i.e. below $1.23 per share), then Mr. Hale would be issued additional shares of common stock such that the total shares issued to Mr. Hale would equal $2.0 million divided by the price per share at which shares were sold in the subsequent public or private offering. Shares sold in our April 12, 2010 Rights and Public Offerings were sold at $1.15 per share. Accordingly, 113,114 additional shares and 22,623 additional warrants were issued to Mr. Hale on April 12, 2010 in conjunction with those offerings. Upon completion of the Exchange, the Company canceled the $20.0 million in trust preferred securities and the $1.4 million in accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt. As the Exchange was a related party transaction, the resultant gain of $13.1 million, net of taxes of $7.5 million, was recorded as an addition to additional paid-in capital in accordance with FASB guidance.

        In June, 2010, the Company executed a second Exchange agreement (the "Second Exchange") with an unaffiliated third party who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV. On June 30, 2010, pursuant to the terms of the Second Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share. Upon completion of the Second Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt. The transaction resulted in a gain of $571,000, net of taxes of $387,000.

(11) Regulatory Matters, Capital Adequacy, and Liquidity

Regulatory matters and capital adequacy

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(11) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2010 and 2009, the Bank was "adequately capitalized" under the regulatory framework for prompt corrective action.

        Our regulatory capital amounts and ratios as of December 31, 2010 and 2009 were as follows:

			Minimum Requirements for Capital Adequacy Purposes
					To be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount
(dollars in thousands)		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$19,344	2.1%	$74,825	8.0%	$93,531	10.0%
Bank	75,277	8.0%	74,832	8.0%	93,540	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	9,672	1.0%	37,412	4.0%	56,119	6.0%
Bank	63,544	6.8%	37,416	4.0%	56,124	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	9,672	0.7%	53,780	4.0%	67,226	5.0%
Bank	63,544	4.7%	53,926	4.0%	67,407	5.0%
As of December 31, 2009:
Total capital (to risk-weighted assets):
Consolidated	$37,124	3.6%	$82,070	8.0%	$102,588	10.0%
Bank	92,651	9.1%	81,778	8.0%	102,222	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	18,562	1.8%	41,035	4.0%	61,553	6.0%
Bank	80,946	7.9%	40,889	4.0%	61,333	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	18,562	1.4%	52,703	4.0%	65,879	5.0%
Bank	80,946	6.2%	51,910	4.0%	64,888	5.0%

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

        On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the "Commissioner"), pursuant to which it consented to the entry of an Order to Cease and Desist ("the September Order"), which

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(11) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010 or December 31, 2010. The failure to achieve these capital requirements could result in further action by our regulators. For additional information, see Item 1A, "Risk Factors," in Part I of this Annual Report on Form 10-K.

        As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank's pricing structure, the Bank's cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans. To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank's reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC's prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits.

        First Mariner Bancorp is also a party to agreements with the FRB (the "FRB Agreements"), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB's prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner's subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB's minimum capital requirements, First Mariner's consolidated Tier 1 capital to average quarterly assets, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2010, those capital ratios were 0.7%, 1.0%, and 2.1%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators. For additional information, see Item 1A, "Risk Factors," in Part I of this Annual Report on Form 10-K.

        On April 22, 2009, the Bank entered into an agreement (the "April Agreement") with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order ("April Order"). The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers. It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(11) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features, and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank's residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies. The Bank must also conduct or sponsor financial literacy and education courses where it provides residential mortgage loans. Further, the Bank is prohibited from offering "payment-option" adjustable rate mortgage loans, which the Bank ceased offering in 2007. On April 27, 2010, we received notification from the FDIC to discontinue the restitution process after providing restitution in the amount of $731,000. The FDIC directed us to apply any remaining settlement funds to our charitable programs, specifically financial literacy programs, while the April Order remains in effect. If any settlement funds remain at the time the April Order is discontinued, those remaining funds will then be applied to the Mariner Charitable Foundation programs.

        The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

        The April Order has not had and is not expected to have a material impact on the Bank's financial performance. Management believes the ultimate successful satisfaction of the September Order's requirements and the requirements of the FRB Agreements will strengthen the financial condition of the Bank and Company for future periods.

        In April, 2010, we completed the sale of $10.9 million (before costs of issuance), or 9,484,998 shares of common stock, to participants in a rights offering ("Rights Offering") and to purchasers in our public offering ("Public Offering") of common stock. The Company was required to raise at least $10.0 million in aggregate proceeds before completing the Rights Offering and the Public Offering. The Company sold 3,410,082 shares of common stock, totaling $3.9 million in connection with the Rights Offering, and 6,074,916 shares of common stock, totaling $7.0 million in connection with the Public Offering. The purchase price for all shares purchased was $1.15 per share.

        See information related to two exchange agreements in Note 10 above.

Liquidity

        The Bank's liquidity is represented by its cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), trading, and AFS securities, the sources of which are deposit accounts and borrowings. The level of liquidity is dependent on the Bank's operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $218.0 million at December 31, 2010, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as either AFS or trading, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include loans held for sale, which totaled $140.3 million

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(11) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

at December 31, 2010, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 72.4% at December 31, 2010 and 77.7% at December 31, 2009.

(12) Employee Benefit Plans

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

        We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the "Plan") and warrants in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant. We recognized stock based compensation cost of $29,000, $30,000, and $72,000 for the years ended December 31, 2010, 2009, and 2008, respectively. We expect to incur approximately $5,000 in additional stock based compensation expense related to the unvested portion of options over the next two months.

        During 2010, we issued warrants to purchase 366,174 shares of common stock in Exchange transactions with Mr. Hale, the Company's Chairman and CEO and with an unaffiliated third party. The warrants vested immediately upon issuance. See additional information on the transactions in Note 10.

        As of December 31, 2010, options and warrants to purchase 928,228 shares of common stock were fully vested and options to purchase 2,000 shares of common stock vest over the next two months. All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(12) Employee Benefit Plans (Continued)

        Information with respect to stock options and warrants is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010		Weighted- Average Remaining Contractual Term (in years)		2009		Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	668,593	$12.20			850,919	$12.09
Granted	366,174	1.15			—	—
Exercised	—	—			—	—
Forfeited/cancelled	(104,539)	11.54			(182,326)	11.70

Oustanding at end of year	930,228	7.92	3.4	$—	668,593	12.20	3.8	$—

Exercisable at end of year	928,228	7.93	3.4	$—	654,593	12.34	3.7	$—

	2008		Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning
of year	813,788	$12.47
Granted	55,600	5.32
Exercised	—	—
Forfeited/cancelled	(18,469)	8.27

Oustanding at end of year	850,919	12.09	4.5	$—

Exercisable at end of year	823,683	12.29	4.3	$—

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(12) Employee Benefit Plans (Continued)

        The weighted average fair value of the warrants issued for the year ended December 31, 2010 and 2009 at the time of issuance was $0.74 and $2.28, respectively. There were no options granted or warrants issued in 2009. The fair values of the warrants were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions at the time of issuance for 2010 and 2008:

	2010	2008
Dividend yield	—	—
Expected volatility	92.87%	28.00%
Risk-free interest rate	2.60%	3.76%
Expected lives	5 years	8 years

        There were no options or warrants exercised during 2010, 2009, or 2008.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(12) Employee Benefit Plans (Continued)

        Options and warrants outstanding are summarized as follows at December 31, 2010:

Exercise Price	Options and Warrants Outstanding (shares)	Weighted Average Remaining Contractual Life (in years)	Options and Warrants Exercisable (shares)
$1.09	18,348	4.5	18,348
1.15	347,826	4.2	347,826
4.15	11,200	7.3	11,200
5.41	2,754	7.0	2,754
5.50	72,750	0.1	72,750
5.70	34,500	7.2	32,500
6.45	400	0.5	400
7.10	2,500	0.3	2,500
7.40	250	0.7	250
9.16	850	1.0	850
9.86	1,350	1.8	1,350
10.45	94,000	1.0	94,000
10.70	650	1.2	650
11.68	128,000	2.0	128,000
11.95	600	2.1	600
12.03	2,500	1.3	2,500
13.00	700	2.3	700
13.33	7,300	6.3	7,300
13.52	3,000	2.3	3,000
16.67	4,800	4.3	4,800
16.70	1,800	4.8	1,800
16.95	2,300	2.8	2,300
17.45	21,250	5.0	21,250
17.77	135,850	4.1	135,850
18.20	4,950	3.3	4,950
18.38	21,400	3.0	21,400
18.94	2,350	5.9	2,350
19.30	6,050	5.3	6,050

	930,228		928,228

(13) Comprehensive Loss

        Comprehensive loss includes all changes in stockholders' equity during a period, except those relating to investments by and distributions to stockholders. Our comprehensive loss consists of net losses and unrealized gains and losses on securities AFS. Accumulated other comprehensive loss is displayed as a separate component of stockholders' equity.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(13) Comprehensive Loss (Continued)

        Components of our comprehensive loss are as follows for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Net loss	$(46,589)	$(22,284)	$(15,088)

Other comprehensive income items:
Deconsolidation of Mariner Finance, net of tax expense of $0, $484, and $0, respectively	—	715	—
Unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(568), $683, and $(4,227), respectively)	(840)	1,010	(6,246)
Unrealized holding losses on swaps arising during the period (net of tax benefit of $0, $0, and $484, respectively)	—	—	(715)
Reclassification adjustment for losses (net of tax benefit of $482, $1,016, and $2,170, respectively) included in net loss	713	1,501	3,206

Total other comprehensive (loss) income	(127)	3,226	(3,755)

Total comprehensive loss	$(46,716)	$(19,058)	$(18,843)

(14) Loss Per Share

        Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury stock" method. For the years ended December 31, 2010 and 2009, all options were antidilutive and excluded from the computations due to our realized net losses.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(14) Loss Per Share (Continued)

        Information relating to the calculations of our loss per common share is summarized as follows for the years ended December 31:

(dollars in thousands, except for per share data)	2010	2009	2008
Weighted-average share outstanding—basic	14,769,211	6,452,631	6,390,046
Dilutive securities—options and warrants	—	—	—

Adjusted weighted-average shares outstanding—dilutive	14,769,211	6,452,631	6,390,046

Net loss from continuing operations	$(46,389)	$(13,224)	$(16,809)
Net (loss) income from discontinued operations	(200)	(9,060)	1,721

Net loss	$(46,589)	$(22,284)	$(15,088)

Basic:
Net loss from continuing operations	$(3.14)	$(2.05)	$(2.63)
Net (loss) income from discontinued operations	(0.01)	(1.40)	0.27

Net loss	$(3.15)	$(3.45)	$(2.36)

Diluted:
Net loss from continuing operations	$(3.14)	$(2.05)	$(2.63)
Net (loss) income from discontinued operations	(0.01)	(1.40)	0.27

Net loss	$(3.15)	$(3.45)	$(2.36)

(15) Other Expenses

        The following summarizes our other noninterest expenses for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Office supplies	$468	$504	$539
Printing	406	332	437
Corporate insurance	1,230	1,035	720
Consulting fees	1,043	1,049	766
Marketing/promotion	951	286	404
Postage	558	763	600
Overnight delivery/courier	436	525	735
Security	270	259	195
Dues and subscriptions	407	490	468
Loan collection expenses	785	1,394	464
Regulatory compliance settlement	—	—	1,040
Director fees	313	276	289
Employee education and training	94	161	193
Automobile expense	135	144	172
Travel and entertainment	173	332	435
Other	2,593	1,546	2,087

	$9,862	$9,096	$9,544

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(16) Income Taxes

        Our income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Current	$(8,955)	$(7,224)	$(2,643)
Deferred	28,086	(3,663)	(10,989)

Income tax expense (benefit)—
continuing operations	$19,131	$(10,887)	$(13,632)

        The income tax expense (benefit) from continuing operations is reconciled to the amount computed by applying the federal corporate tax rate of 35% to the net loss before taxes and discontinued operations as follows for the years ended December 31:

	2010		2009		2008
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory federal rate	$(9,540)	(35.0)%	$(8,439)	(35.0)%	$(10,654)	(35.0)%
State income taxes, net of federal income tax benefit	(530)	(2.0)%	(1,381)	(5.7)%	(1,559)	(5.1)%
Change in valuation allowance	24,534	90.0%	—	—	—	—
Debt exchange	6,441	23.6%	—	—	—	—
Investment income	—	—	—	—	(29)	(0.1)%
Bank-owned life insurance	(495)	(1.8)%	(482)	(2.0)%	(527)	(1.8)%
Insurance income	(72)	(0.3)%	(87)	(0.4)%	(5)	—
Federal and state income tax credits	(768)	(2.8)%	(758)	(3.1)%	(753)	(2.5)%
Other	(439)	(1.6)%	260	1.0%	(105)	(0.3)%

	$19,131	70.1%	$(10,887)	(45.2)%	$(13,632)	(44.8)%

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(16) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

(dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for losses on loans	$5,734	$4,728
Amortization of intangible assets	68	80
Real estate acquired through foreclosure	1,824	1,708
State net operating loss carryforward	6,960	3,437
Federal net operating loss carryforward	13,633	10,635
Other-than-temporary impairment	3,561	3,468
Nonaccrual interest	835	1,206
Tax credit carryforward	—	337
Other	31	—

Total gross deferred tax assets	32,646	25,599
Less: valuation allowance	(35,598)	—

Net deferred tax assets	(2,952)	25,599

Deferred tax liabilities:
Depreciation	147	424
Excess servicing fees	532	478
Other	—	242

Total deferred tax liabilities	679	1,144

Net deferred tax asset attributable to operations	(3,631)	24,455
Unrealized loss on investments charged to other comprehensive income	3,631	3,759

Net deferred tax assets	$—	$28,214

        During 2010, we established a valuation allowance for the full amount of our net deferred tax assets.

        The Bank has earned significant state tax incentives totaling $5.5 million through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only and will be recognized as a reduction in our income tax expense. During 2010 and 2009, we utilized $600,000 and $591,000, respectively, in credits related to this incentive program. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

        The Bank has invested in a partnership that owns and manages seven affordable housing projects in the Mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(16) Income Taxes (Continued)

associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.599 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003. As a result of tax losses incurred in 2010 and 2009, annual credits of $168,000 were not realized in either year and were carried forward. Total credits utilized to date through December 31, 2010 amounted to $754,000.

        Our income tax returns are subject to review and examination by federal and state taxing authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The years open to examination by state taxing authorities vary by jurisdiction.

(17) Fair Value of Financial Instruments

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

Financial Instruments Measured on a Recurring Basis

        The following tables present fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of and for the year ended December 31:

	2010
(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses
Securities available for sale:
Mortgage-backed securities	$2,325	$—	$2,325	$—	$—
Trust preferred securities	10,464	—	9,477	987	(1,249	)(1)
U.S. government agency notes	12,071	—	12,071	—	—
U.S. Treasury securities	1,001	—	1,001	—	—
Corporate obligations	1,010	—	1,010	—	—
Equity securities—banks	197	—	197	—	—
Equity securities—mutual funds	758	—	758	—	—

	$27,826	$—	$26,839	$987	$(1,249)

Mortgage servicing rights	$1,309	$—	$—	$1,309	$(309)
Warrants	137	—	—	137	—
Loans held for sale	140,343	—	140,343	—	(655)
IRLCs (notional amount of $71.2)	71,753	—	71,753	—	479
Forward contracts to sell mortgage-backed securities (notional amount of $125.5)	127,424	—	127,424	—	(3,288)

(1)
Represents net OTTI charges taken on certain Level 3 securities

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

	2009
(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains	Total Changes In Fair Values Included In Period Losses
Securities available for sale:
Mortgage-backed securities	$11,742	$—	$11,742	$—	$—	$—
Trust preferred securities	13,338	—	11,906	1,432	—	(2,936	)(1)
U.S. Treasury securities	1,003	—	1,003	—	—	—
Corporate obligations	930	—	930	—	—	—
Equity securities—banks	162	—	162	—	—	—
Equity securities—mutual funds	750	—	750	—	—	—
Foreign government bonds	350	—	350	—	—	—

	$28,275	$—	$26,843	$1,432	$—	$(2,936)

Mortgage servicing rights	$1,176	$—	$—	$1,176	$—	$(260)
Trading securities	10,749	—	10,749	—	557	557
Long-term borrowings at fair value	61,592	—	61,592	—	2,481	2,481
IRLCs (notional amount of $62.9 million)	62,971	—	62,971	—	—	(3,017)
Forward contracts to sell mortgage-backed securities (notional amount of $79.0 million)	79,790	—	79,790	—	—	(1,929)

(1)
Represents net OTTI charges taken on certain Level 3 securities

Level 3 Financial Instruments

        Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

Securities AFS

        The fair value of AFS securities is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

        As of December 31, 2010, $987,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

        The following table details the four Level 3 securities:

			Current Rating/ Outlook(1)
		Remaining Par Value				(2) Auction Call Date	(3) Index
(dollars in thousands)	Class		Moody's	Fitch	Maturity
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Caa3	C	5/1/2033	N/A	3ML + 1.8%

(1)
Ratings as of December 31, 2010.

(2)
Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the collateral debt securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the collateral manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(3)
3/6ML—3 or 6 Month LIBOR; LIBOR (London Interbank Offered Rate)—daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

        Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of December 31, 2010:

	Key Model Assumptions Used In Pricing
	Cumulative Default(1)	Deferrals Cured(2)	Credit MTM(3)(6)	Liquidity Premium(4)	Liquidity MTM Adj(5)(6)
ALESCO Preferred Funding VII	36.0%	1.3%	$42.59	12.00%	$33.21
ALESCO Preferred Funding XI	36.0%	4.0%	47.99	12.00%	40.18
MM Community Funding	68.0%	14.5%	27.71	12.00%	17.83
MM Community Funding IX	47.0%	10.3%	63.57	12.00%	53.16

(1)
The anticipated level of total defaults from the issuers within the pool of performing collateral as of December 31, 2010. There are no recoveries assumed on any default.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

(5)
The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)
Price per $100

	2010		2009
	Model Result(1)	Fair Value (in thousands)	Model Result(1)	Fair Value (in thousands)
ALESCO Preferred Funding VII	$9.38	$94	$10.26	$103
ALESCO Preferred Funding XI	7.81	386	8.98	443
MM Community Funding	9.88	247	24.50	613
MM Community Funding IX	10.41	260	10.92	273

		$987		$1,432

(1)
Price per $100

        During the year ended December 31, 2010, we determined that, based on our most recent estimate of cash flows, OTTI had occurred with respect to four of our pooled preferred securities. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. During the year ended December 31, 2009, we determined that OTTI had occurred with respect to two of our pooled trust preferred securities and one of our corporate securities. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $1.2 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively.

Mortgage Servicing Rights

        We calculate the fair value of MSRs by using a present value of future cash flows model.

        Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management's best estimate of remaining loan lives and discounted at the original discount rate.

        A summary of the key economic assumptions used to measure total MSRs at December 31 follows (dollars in thousands):

	2010	2009
Fair value of MSRs	$1,309	$1,176
Weighted-average life (in years)(1)	5.1	4.0
Discount rate	4.95%	6.75%
Option-adjusted spread ("OAS")	2.75%	2.75%

(1)
The majority of our MSRs are related to reverse mortgages for which there are no calculable contractual lives.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

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

Warrants

        As of December 31, 2010, certain warrants were classified as Level 3. See Note 12 for information related to the calculation of fair value of the warrants.

        The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

	2010			2009
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs
Balance at beginning of year	$1,432	$1,176	$—	$2,507	$1,081
Originated MSRs	—	2	—	—	355
Increase in value due to changes in valuation assumptions	—	440	—	—	—
Warrants issued	—	—	251	—	—
MSR amortization	—	(280)	—	—	(233)
Reduction in fair value included in additional paid-in capital	—	—	(114)	—	—
Total realized losses included in other comprehensive income	(1,249)	(29)	—	(2,602)	(27)
Total realized losses recaptured through retained deficit as cumulative effect of accounting change	—	—	—	1,898	—
Total unrealized losses (gains) included in other comprehensive income	804	—	—	(371)	—

Balance at end of year	$987	$1,309	$137	$1,432	$1,176

        There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2010 or 2009.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

Other Financial Instruments Measured on a Recurring Basis

Trading Securities

        The fair value of trading securities is based on bid quotations received from securities dealers or bid prices received from an external pricing service, depending on the circumstances of the individual security.

Loans Held for Sale (2010)

        Loans held for sale are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

Long-Term Borrowings at Fair Value

        We record certain long-term borrowings at fair value due to their price and maturity characteristics and their relationship to assets measured at fair value. Fair values are determined by discounting the carrying values using a cash flow approach based on market rates.

IRLCs

        We engage an experienced third party to estimate the fair market value of our IRLC. IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

Forward Contracts to Sell Mortgage-Backed Securities

        Fair value of these commitments is determined based upon the quoted market values of the securities.

Financial Instruments Measured on a Nonrecurring Basis

        We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of LCM accounting or write-downs of individual assets. For assets measured at fair value on a

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

nonrecurring basis as of December 31, 2010 and 2009, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	December 31, 2010
(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$71,970	$—	$—	$71,970
Real estate acquired through foreclosure	21,185	—	—	21,185

	December 31, 2009
(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$48,847	$—	$—	$48,847
Real estate acquired through foreclosure	21,630	—	—	21,630
Loans held for sale	122,085	—	122,085	—

  Impaired Loans

        Allowable methods for estimating fair value for impaired loans include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

        For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For all loans that have an estimated fair value that is below the carrying value. For TDRs that have an estimated fair value that is below the carrying value, a specific reserve is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure. Total impaired loans had a carrying value of $72.0 million and $48.8 million as of December 31, 2010 and 2009, respectively, with specific reserves of $588,000 and $733,000 as of December 31, 2010 and 2009, respectively.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

  Real Estate Acquired Through Foreclosure

        We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $21.2 million as of December 31, 2010 and $21.6 million as of December 31, 2009. During 2010, we added $21.6 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $6.3 million. We disposed of $15.7 million of foreclosed properties.

  Loans Held for Sale (2009)

        In 2009, loans held for sale were carried at the LCM. See discussion above related to loans held for sale carried at fair value in 2010.

Other Financial Instruments

        The carrying value and estimated fair value of other financial instruments are summarized in the following table. Certain financial instruments disclosed previously in this footnote are excluded from this table.

	2010		2009
(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$217,961	$217,961	$173,703	$173,703
Loans receivable	811,687	812,417	890,951	904,100
Restricted stock investments	7,095	7,095	7,934	7,934
Liabilities:
Deposits	1,121,889	1,141,321	1,146,504	1,168,734
Long- and short-term borrowings	118,287	120,150	60,445	69,146
Junior subordinated deferrable interest debentures	52,068	32,060	73,724	46,056

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(17) Fair Value of Financial Instruments (Continued)

  Loans Receivable

        Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily, residential and nonresidential construction and land, home equity and second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of each loan category was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

        The fair value for nonperforming loans was determined utilizing FASB guidance on loan impairment.

  Restricted Stock Investments

        The carrying value of restricted stock investments is a reasonable estimate of fair value as these investments do not have a readily available market.

  Deposits

        The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, interest-bearing NOW accounts, money market, and savings accounts, is deemed to be equal to the carrying amounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate for certificates of deposit was estimated using the rate currently offered for deposits of similar remaining maturities.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(18) Credit Commitments

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2010 and 2009, we had commitments to originate first mortgage loans on real estate of approximately $71.2 million and $62.9 million, respectively, most of which were committed for sale in the secondary market.

        At December 31, 2010 and 2009, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $64.8 million and $68.8 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction, commercial, and consumer commitments aggregating approximately $44.5 million and $65.1 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity, and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

        Substantially all outstanding commitments at December 31, 2010 and 2009 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of nonperformance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

        Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2010 and 2009, letters of credit totaled $3.5 million and $4.0 million, respectively.

(19) Derivatives and Hedging

        We maintain and account for derivatives, in the form of IRLC and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

        We have pledged securities with an aggregate carrying value (fair value) of $5.7 million as collateral for hedging activities.

        See Note 17 for carrying value and fair value information on our derivatives and hedges.

(20) Related Party Transactions

        During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(20) Related Party Transactions (Continued)

collateral, as those prevailing for comparable transactions with other customers. During the years ended December 31, 2010, 2009, and 2008, transactions in related party loans were as follows:

(dollars in thousands)	2010	2009	2008
Beginning balance	$2,528	$2,711	$25
Additions	1,309	384	2,324
Repayments	(485)	(548)	(4)
Change in officers/directors	50	(19)	366

	$3,402	$2,528	$2,711

        Unused loan commitments to directors and policy making officers totaled $641,000 as of December 31, 2010 and $1.9 million as of December 31, 2009.

        We currently lease 84,000 square feet of a building that was previously owned by Edwin F. Hale, Sr., CEO of the Company, for our executive offices and various operational departments. We paid $2.4 million and $2.7 million in rent to Mr. Hale on this location in 2009 and 2008, respectively. Mr. Hale sold the building to an unaffiliated third party in October 2009.

        In 2008, we also leased 18,400 square feet of storage space and disaster recovery facilities at two other locations owned by Mr. Hale. In 2008, we paid $24,000 in rent for these facilities. During 2008, Mr. Hale sold the storage facility to an unaffiliated third party.

        The Bank sponsors the activities of the Baltimore Blast, a professional soccer team owned by Mr. Hale. The Bank paid approximately $175,000 in each of 2010 and 2009 and $176,000 in 2008 for a sponsorship package which includes printed material and Bank banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights. In addition to the Bank sponsorship, Mariner Finance, our former finance company subsidiary, paid approximately $20,000 in 2008 in sponsorship of Baltimore Blast activities.

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

        Additionally, First Mariner Bank advertises on a billboard owned by Mr. Hale. The Bank paid $98,000 in 2010 and $35,000 in each of 2009 and 2008 for advertising on the billboard.

        All related party transactions are subject to review by management and the Audit Committee and approved by the full Board of Directors. We believe that the terms for all related party transactions are at least as favorable as those that could be obtained from a third party.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(21) Segment Information

        We are in the business of providing financial services, and we operate in two business segments (1) commercial and consumer banking and (2) mortgage-banking. Commercial and consumer banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. This segment also includes our treasury and administrative functions. Mortgage-banking is conducted through First Mariner Mortgage and Next Generation Financial Services, divisions of the Bank, and involves originating first- and second-lien residential mortgages for sale in the secondary market and to the Bank.

        The following table presents certain information regarding our business segments:

For the year ended December 31, 2010:

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total
Interest income	$50,465	$4,756	$55,221
Interest expense	22,832	2,551	25,383

Net interest income	27,633	2,205	29,838
Provision for loan losses	17,790	—	17,790

Net interest income after provision for loan losses	9,843	2,205	12,048
Noninterest income	11,242	16,950	28,192
Noninterest expense	58,895	8,603	67,498
Net intersegment income (loss)	2,367	(2,367)	—

Net (loss) income before income taxes and discontinued operations	$35,443	$8,185	$(27,258)

Total assets	$1,169,294	$140,343	$1,309,637

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(21) Segment Information (Continued)

For the year ended December 31, 2009:

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total
Interest income	$54,730	$5,080	$59,810
Interest expense	29,048	3,650	32,698

Net interest income	25,682	1,430	27,112
Provision for loan losses	11,660	—	11,660

Net interest income after provision for loan losses	14,022	1,430	15,452
Noninterest income	12,158	16,113	28,271
Noninterest expense	57,032	10,802	67,834
Net intersegment income (loss)	2,190	(2,190)	—

Net (loss) income before income taxes and discontinued operations	$(28,662)	$4,551	$(24,111)

Total assets	$1,262,466	$122,085	$1,384,551

For the year ended December 31, 2008:

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total
Interest income	$59,878	$3,447	$63,325
Interest expense	32,711	2,174	34,885

Net interest income	27,167	1,273	28,440
Provision for loan losses	5,701	5,155	10,856

Net interest income (loss) after provision for loan losses	21,466	(3,882)	17,584
Noninterest income	8,159	9,068	17,227
Noninterest expense	49,568	15,684	65,252
Net intersegment income (loss)	1,437	(1,437)	—

Net loss before income taxes and discontinued operations	$(18,506)	$(11,935)	$(30,441)

Total assets	$1,247,294	$60,203	$1,307,497

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(22) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$13,745	$13,779	$13,492	$14,205	$55,221
Interest expense	5,611	5,926	6,542	7,304	25,383

Net interest income	8,134	7,853	6,950	6,901	29,838
Provision for loan losses	1,500	9,750	4,350	2,190	17,790
Other operating income	5,653	11,432	6,337	5,965	29,387
Gain on sale of securities, net	—	—	54	—	54
Net other-than-temporary					—
impairment charges	—	(816)	(310)	(123)	(1,249)
Operating expenses	16,292	17,779	17,138	16,289	67,498

Loss before income taxes	(4,005)	(9,060)	(8,457)	(5,736)	(27,258)
Income tax expense (benefit)	29,879	(4,452)	(3,799)	(2,497)	19,131
Loss from discontinued operations	—	—	—	(200)	(200)

Net loss	$(33,884)	$(4,608)	$(4,658)	$(3,439)	$(46,589)

Net loss per common share (basic and diluted)—continuing operations	$(2.10)	$(0.26)	$(0.28)	$(0.50)	$(3.14)

Net income (loss) per common share (basic and diluted)—discontinued operations(1)	$0.02	$—	$—	$(0.03)	$(0.01)

Net loss per common
share (basic and diluted)	$(2.08)	$(0.26)	$(0.28)	$(0.53)	$(3.15)

Market prices: high	$0.84	$1.03	$2.98	$1.51
low	0.35	0.60	0.89	0.88

(1)
Fourth quarter amount due to increase in average shares outstanding—not actual income.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(22) Quarterly Results of Operations (Continued)

	2009
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$15,074	$15,005	$15,231	$14,500	$59,810
Interest expense	7,399	8,268	8,412	8,619	32,698

Net interest income	7,675	6,737	6,819	5,881	27,112
Provision for loan losses	3,300	2,100	2,860	3,400	11,660
Other operating income	6,654	7,010	7,994	9,129	30,787
Gain on sale of securities, net	90	330	—	—	420
Net other-than-temporary					—
impairment charges	(730)	(401)	(89)	(1,716)	(2,936)
Operating expenses	16,893	18,015	16,747	16,179	67,834

Loss before income taxes	(6,504)	(6,439)	(4,883)	(6,285)	(24,111)
Income tax benefit	(2,781)	(3,292)	(2,081)	(2,733)	(10,887)
(Loss) income from discontinued operations	(95)	(9,809)	393	451	(9,060)

Net loss	$(3,818)	$(12,956)	$(2,409)	$(3,101)	$(22,284)

Net loss per common share (basic and diluted)—continuing operations	$(0.58)	$(0.49)	$(0.43)	$(0.55)	$(2.05)

Net (loss) income per common share (basic and diluted)—discontinued operations	$(0.01)	$(1.52)	$0.06	$0.07	$(1.40)

Net loss per common share (basic and diluted)	$(0.59)	$(2.01)	$(0.37)	$(0.48)	$(3.45)

Market prices: high	$1.36	$2.20	$4.50	$1.30
low	0.55	1.10	0.65	0.50

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(23) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,
(dollars in thousands)	2010	2009
Assets:
Cash and interest-bearing deposits	$1,773	$1,587
Securities available for sale	197	161
Investment in subsidiaries	62,781	102,046
Other assets	576	7,730

Total assets	$65,327	$111,524

Liabilities and stockholders' equity:
Junior subordinated deferrable interest debentures	$52,068	$73,724
Other liabilities	9,513	10,813
Stockholders' equity	3,746	26,987

Total liabilities and stockholders' equity	$65,327	$111,524

Statements of Operations

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Income:
Interest on investments and interest-bearing deposits	$10	$22	$164
Interest on subordinated note	—	513	541
Interest on loans	—	269	323
Loss on sale of securities	—	(334)	—
Gain on extinguishment of debt	958	—	—
Other income	1,080	1,313	1,009

Total income	2,048	1,783	2,037

Expenses:
Interest expense	1,915	3,127	4,640
Professional expenses	1,055	1,143	354
Other expenses	722	603	404

Total expenses	3,692	4,873	5,398

Loss before income tax benefit	(1,644)	(3,090)	(3,361)
Income tax benefit	(5,182)	(961)	(227)

Income (loss) before equity in undistributed net loss of subsidiaries	3,538	(2,129)	(3,134)
Equity in undistributed net loss of subsidiaries—continuing operations	(49,927)	(11,095)	(13,675)
(Loss) income from discontinued operations	(200)	(9,060)	1,721

Net loss	$(46,589)	$(22,284)	$(15,088)

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(23) Financial Information of Parent Company (Continued)

Statements of Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Income (loss) before undistributed net income of subsidiaries	$3,538	$(2,129)	$(3,134)
Loss (income) from discontinued operations	200	9,060	(1,721)
Gain on extinguishment of debt	(958)	—	—
Loss on sale of securities	—	334	—
Decrease (increase) in other assets	260	(7,523)	3,213
Income from company-owned life insurance	—	(14)	(130)
(Decrease) increase in other liabilities	(753)	9,533	(639)

Net cash provided by (used in) operating activities	2,287	9,261	(2,411)

Cash flows from investing activities:
Investment in subsidiaries	(11,779)	(24,700)	(6,000)
Loan repayments, net	—	—	2,501
Redemptions of company-owned life insurance	—	3,040	—
Proceeds from sale of Mariner Finance	—	8,734	—

Net cash used in investing activities	(11,779)	(12,926)	(3,499)

Cash flows from financing activities:
Decrease in other borrowed funds	(656)	—	—
Proceeds from stock issuance, net	10,334	—	283
Repurchase of common stock, net	—	—	(67)

Net cash provided by financing activities	9,678	—	216

Net increase (decrease) in cash and cash equivalents	186	(3,665)	(5,694)
Cash and cash equivalents at beginning of year	1,587	5,252	10,946

Cash and cash equivalents at end of year	$1,773	$1,587	$5,252

(24) Recent Accounting Pronouncements

Pronouncements Adopted

        In September 2009, the FASB issued new guidance under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, which will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition or results of operation.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

for the Years Ended December 31, 2010, 2009, and 2008

(24) Recent Accounting Pronouncements (Continued)

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

        In July, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The standard is effective for interim and annual reporting periods ending after December 15, 2010. In January of 2011, this standard was updated by ASU No. 2011-01, "Receivables (Topic 310) Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20," which temporarily delays the provisions of ASU No. 2010-20 for troubled debt restructurings until the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring in order to ensure more consistent disclosures about troubled debt restructurings. The Board expects the effective date for the new troubled debt restructure guidance to be for interim and annual periods ending after June 15, 2011. We provided the aforementioned disclosures in the Consolidated Financial Statements as of and for the three years ended December 31, 2010.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods provided in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

        During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company's internal control over financial reporting as of December 31, 2010. Management's report on the Company's internal control over financial reporting is set forth as follows:

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

        Management of the Company has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

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

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have a Code of Conduct and Ethics that applies to our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during a "blackout period;" (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders.

        All other information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 11    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" contained in Item 5 of Part II of this Annual Report on Form 10-K.

        All other information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to First Mariner's definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

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

FIRST MARINER BANCORP
Date: March 31, 2011	By:	/s/ EDWIN F. HALE SR. Edwin F. Hale Sr. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 31st day of March, 2011.

/s/ EDWIN F. HALE SR. Edwin F. Hale Sr., Chief Executive Officer and Director	/s/ PAUL B. SUSIE Paul B. Susie, Chief Financial Officer
/s/ MARK A. KEIDEL Mark A. Keidel, President and Director	/s/ GEORGE H. MANTAKOS George H. Mantakos, Director
/s/ ANIRBAN BASU Anirban Basu, Director	/s/ JOHN J. OLIVER John J. Oliver, Director
/s/ BARRY B. BONDROFF Barry B. Bondroff, Director	/s/ PATRICIA SCHMOKE Patricia Schmoke, Director
/s/ JOHN BROWN III John Brown III, Director	/s/ HECTOR TORRES Hector Torres, Director
/s/ ROBERT CARET Robert Caret, Director	/s/ MICHAEL R. WATSON Michael R. Watson, Director
/s/ GREGORY ALLEN DEVOU Gregory Allen Devou, Director

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
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
10.31	Order to Cease and Desist, Order for Restitution, and Order to Pay (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 7, 2009)
10.32	Order to Cease and Desist entered September 18, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2009)
10.33
Written Agreement by and between First Mariner Bancorp and the Federal Reserve Bank of Richmond, effective November 24, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 27, 2009)
10.34	Exchange Agreement, dated February 3, 2010, by and between First Mariner Bancorp and Edwin F. Hale, Sr. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 9, 2010).
10.35	Exchange Agreement, dated June 30, 2010, by and between First Mariner Bancorp and John McDaniel (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 15, 2010).
10.36	Executive Employment Agreement by and between First Mariner Bank and Daniel McKew (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 7, 2010).
21.1	Subsidiaries of Registrant (Filed herewith)
23.1	Consent of Stegman & Company (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)