Form 10-Q
period 2011-03-31
FIRST MARINER BANCORP
filed 2011-05-16
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

The number of shares of common stock outstanding as of April 30, 2011 is 18,532,929 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

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

•                  our inability to realize the benefits from our cost saving initiatives;

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

•                  our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure on each asset classified as “Substandard” or below;

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

•                   the effect of any mergers, acquisitions, or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•                  the risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 2010.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A in Part II of this Quarterly Report on Form 10-Q and in Item 1A in Part I of our Annual Report on Form 10-K as of and for the year ended December 31, 2010. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$233,914	$169,557
Federal funds sold and interest-bearing deposits	39,437	48,404
Securities available for sale, at fair value	59,388	27,826
Loans held for sale, at fair value	47,354	140,343
Loans receivable	767,396	811,687
Allowance for loan losses	(14,097)	(14,115)
Loans, net	753,299	797,572
Real estate acquired through foreclosure	28,317	21,185
Restricted stock investments	7,095	7,095
Premises and equipment, net	40,360	41,068
Accrued interest receivable	3,886	3,844
Bank-owned life insurance	36,522	36,188
Prepaid expenses and other assets	16,408	16,555

Total assets	$1,265,980	$1,309,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$107,173	$103,450
Interest-bearing	978,202	1,018,439
Total deposits	1,085,375	1,121,889
Short-term borrowings	69,127	84,399
Long-term borrowings	48,854	33,888
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities ($266 and $137 at fair value, respectively)	13,904	13,647
Total liabilities	1,269,328	1,305,891

Stockholders’ equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,532,929 and 18,050,117 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	923	902
Additional paid-in capital	79,753	79,667
Accumulated deficit	(80,519)	(73,210)
Accumulated other comprehensive loss	(3,505)	(3,613)
Total stockholders’ equity	(3,348)	3,746

Total liabilities and stockholders’ equity	$1,265,980	$1,309,637

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Operations

 (dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Interest income:
Loans	$11,698	$13,444
Investments and other earning assets	490	761
Total interest income	12,188	14,205
Interest expense:
Deposits	4,503	5,610
Short-term borrowings	103	47
Long-term borrowings	778	1,647
Total interest expense	5,384	7,304
Net interest income	6,804	6,901
Provision for loan losses	800	2,190
Net interest income after provision for loan losses	6,004	4,711
Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	—	(130)
Less: Portion included in other comprehensive income (pre-tax)	—	7
Net OTTI charges on securities available for sale	—	(123)
Mortgage-banking revenue	935	2,507
ATM fees	771	735
Service fees on deposits	735	1,060
Gain on financial instruments carried at fair value	—	847
Gain on sale of premises and equipment	—	152
Commissions on sales of nondeposit investment products	118	145
Income from bank-owned life insurance	335	353
Other	168	166
Total noninterest income	3,062	5,842
Noninterest expense:
Salaries and employee benefits	6,270	6,596
Occupancy	2,176	2,371
Furniture, fixtures, and equipment	485	612
Professional services	1,164	720
Advertising	136	178
Data processing	455	402
ATM servicing expenses	208	204
Write-downs, losses, and costs of real estate acquired through foreclosure	1,759	1,685
FDIC insurance premiums	973	934
Service and maintenance	652	683
Other	2,097	1,904
Total noninterest expense	16,375	16,289
Net loss from continuing operations before income taxes and discontinued operations	(7,309)	(5,736)
Income tax benefit - continuing operations	—	(2,497)
Net loss from continuing operations	(7,309)	(3,239)
Loss from discontinued operations	—	(200)
Net loss	$(7,309)	$(3,439)

Net loss per common share from continuing operations:
Basic	$(0.40)	$(0.50)
Diluted	$(0.40)	$(0.50)

Net loss per common share from discontinued operations:
Basic	$—	$(0.03)
Diluted	$—	$(0.03)

Net loss per common share:
Basic	$(0.40)	$(0.53)
Diluted	$(0.40)	$(0.53)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands except per share data)

	For the Three Months Ended March, 31, 2011
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746	$—
Net loss	—	—	—	(7,309)	—	(7,309)	(7,309)
Common stock issued, net of costs	482,812	21	81	—	—	102	—
Stock-based compensation expense	—	—	5	—	—	5	—
Changes in unrealized losses on securities, net of taxes	—	—	—	—	108	108	108
Comprehensive loss	—	—	—	—	—	—	$(7,201)
Balance at March 31, 2011	18,532,929	$923	$79,753	$(80,519)	$(3,505)	$(3,348)

	For the Three Months Ended March 31, 2010
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2009	6,452,631	$323	$56,771	$(26,621)	$(3,486)	$26,987	$—
Net loss	—	—	—	(3,439)	—	(3,439)	(3,439)
Common stock issued, net of costs	1,626,016	81	12,535	—	—	12,616	—
Stock-based compensation expense	—	—	7	—	—	7	—
Changes in unrealized losses on securities, net of taxes					561	561	561
Comprehensive loss	—	—	—	—	—	—	$(2,878)
Balance at March 31, 2010	8,078,647	$404	$69,313	$(30,060)	$(2,925)	$36,732

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,309)	$(3,439)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations	—	200
Stock-based compensation	5	7
Depreciation and amortization	852	1,020
Amortization of unearned loan fees and costs, net	87	12
Amortization (accretion) of premiums and discounts on mortgage-backed securities, net	1	(12)
Gain on financial instruments carried at fair value	—	(847)
Origination fees and gain on sale of mortgage loans	(745)	(2,050)
Net OTTI charges on securities available for sale	—	123
(Increase) decrease in accrued interest receivable	(42)	226
Provision for loan losses	800	2,190
Write-downs and losses on sale of real estate acquired through foreclosure	1,669	1,336
Gain on sale of premises and equipment	—	(152)
Increase in cash surrender value of bank-owned life insurance	(335)	(353)
Originations of mortgage loans held for sale	(118,872)	(183,885)
Proceeds from mortgage loans held for sale	212,605	252,660
Net increase (decrease) in accrued expenses and other liabilities	399	(2,682)
Net decrease in prepaids and other assets	37	4,214
Net cash provided by operating activities	89,152	68,568
Cash flows from investing activities:
Loan principal repayments, net	34,174	14,524
Repurchase of loans previously sold	(400)	(593)
Purchases of premises and equipment	(148)	(679)
Proceeds from disposals of premises and equipment	3	759
Maturities/calls/repayments of trading securities	—	561
Activity in securities available for sale:
Maturities/calls/repayments of securities available for sale	2,644	1,709
Purchase of securities available for sale	(34,026)	—
Proceeds from sales of real estate acquired through foreclosure	810	3,177
Net cash provided investing activities	3,057	19,458
Cash flows from financing activities:
Net (decrease) increase in deposits	(36,513)	36,314
Net decrease in other borrowed funds	(306)	(2,178)
Net cash (used in) provided by financing activities	(36,819)	34,136
Increase in cash and cash equivalents	55,390	122,162
Cash and cash equivalents at beginning of period	217,961	173,703
Cash and cash equivalents at end of period	$273,351	$295,865
Supplemental information:
Interest paid on deposits and borrowed funds	$5,052	$8,409
Income taxes paid	$—	$—
Real estate acquired in satisfaction of loans	$9,611	$2,798
Exchange transaction reducting junior subordinated deferrable interest debentures	$—	$20,000

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Information as of and for the three months

ended March 31, 2011 and 2010 is unaudited)

(1)           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.  When used in these notes, the terms “the Company,”  “we,”  “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary.

The consolidated financial statements include the accounts of First Mariner and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Events occurring after the date of the financial statements were considered in the preparation of the financial statements.  Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2011.

The consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the “allowance”), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities available for sale (“AFS”), valuations of financial instruments, and deferred income taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

(2)           Going Concern Consideration

Due to the conditions and events discussed later in Note 6, we believe substantial doubt exists as to our ability to continue as a going concern.  Management is taking various steps designed to improve the Bank’s capital position.  The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios.  Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 6 for more information on the agreements).  The Company continues to work with its advisors in an attempt to improve capital ratios.  The Company has entered into a definitive agreement regarding the raising of additional capital (see Note 13), however, no assurances can be made that the Company will ultimately meet the provisions and deadlines of the agreement.

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

(3)          Securities

The composition of our securities portfolio (all AFS) is as follows:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$11,742	$125	$14	$11,853
Trust preferred securities	14,267	80	3,675	10,672
U.S. government agency notes	33,970	15	149	33,836
U.S. Treasury securities	1,037	—	—	1,037
Corporate obligations	922	110	—	1,032
Equity securities - banks	215	11	24	202
Equity securities - mutual funds	750	6	—	756
	$62,903	$347	$3,862	$59,388

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$2,216	$109	$—	$2,325
Trust preferred securities	14,269	101	3,906	10,464
U.S. government agency notes	12,075	12	16	12,071
U.S. Treasury securities	1,000	1	—	1,001
Corporate obligations	913	97	—	1,010
Equity securities - banks	215	11	29	197
Equity securities - mutual funds	750	8	—	758
	$31,438	$339	$3,951	$27,826

The amount of OTTI recorded as accumulated other comprehensive loss as of March 31, 2010 was $7,000 on trust preferred securities.  We did not record any such OTTI for the three months ended March 31, 2011.

Contractual maturities of debt securities at March 31, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Due after one year through five years	$36,431	$36,430
Due after five years through ten years	1,026	1,018
Due after ten years	12,739	9,129
Mortgage-backed securities	11,742	11,853
	$61,938	$58,430

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for securities AFS at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$5,110	$14	$—	$—	$5,110	$14
Trust preferred securities	—	—	5,935	3,675	5,935	3,675
U.S. government agency notes	25,757	149	—	—	25,757	149
U.S. Treasury securities	1,037	—	—	—	1,037	—
Equity securities - banks	—	—	109	24	109	24
	$31,904	$163	$6,044	$3,699	$37,948	$3,862

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Trust preferred securities	$340	$14	$5,722	$3,892	$6,062	$3,906
U.S. government agency notes	4,984	16	—	—	4,984	16
Equity securities - banks	—	—	105	29	105	29
	$5,324	$30	$5,827	$3,921	$11,151	$3,951

The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net OTTI charges of $123,000 on positions in pooled trust preferred collateralized debt obligations during the three months ended March 31, 2010.  We did not record any OTTI charges during the three months ended March 31, 2011.

The following shows the activity in OTTI related to credit losses for the three months ended March 31:

(dollars in thousands)	2011	2010
Balance at beginning of year	$7,892	$6,643
Additional OTTI taken for credit losses	—	123
Balance at end of period	$7,892	$6,766

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

We purchased securities of $34.0 million during the three months ended March 31, 2011.  We did not purchase any securities during the same period in 2010.  We did not sell any securities during the three months ended March 31, 2011 or 2010.

At March 31, 2011, we held securities with an aggregate carrying value (fair value) of $51.4 million that we have pledged as collateral for certain hedging activities, borrowings, government deposits, and customer deposits.

(4)                             Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Commercial	$65,238	$78,607
Commercial mortgage	342,407	349,691
Commercial construction	56,940	58,742
Consumer construction	36,684	31,107
Residential mortgage	122,184	144,194
Consumer	142,932	148,166
Total loans	766,385	810,507
Unearned loan fees, net	1,011	1,180
	$767,396	$811,687

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $198,000 as of March 31, 2011 and $186,000 as of December 31, 2010.

Transferred Loans

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge against earnings.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended March 31:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Beginning balance	$26,219	$24,575	$178	$423	$26,041	$24,152
Loans moved to real estate acquired through foreclosure	(83)	(281)	—	(8)	(83)	(273)
Charge-offs	—	(146)	—	(15)	—	(131)
Payments/amortization	(17)	(2,454)	(32)	(67)	15	(2,387)
Ending balance	$26,119	$21,694	$146	$333	$25,973	$21,361

As of March 31, 2011 and December 31, 2010, we maintained servicing on mortgage loans sold to the Federal National Mortgage Association (“FNMA”) of approximately $326.4 million and $323.3 million, respectively.

At March 31, 2011, we have pledged loans with a carrying value of $93.2 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

Credit Quality

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our portfolio loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology.  We have divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.

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

The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans.

As of and for the three months ended March 31, 2011:

		Commercial	Commercial	Consumer	Residential
(dollars in thousands)	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs:	—	(40)	—	(24)	(350)	(470)	—	(884)
Recoveries:	—	—	—	—	7	59	—	66
Net charge-offs	—	(40)	—	(24)	(343)	(411)	—	(818)
(Reversal of) provision for loan losses	(128)	98	(281)	(315)	477	618	331	800
Ending Balance	$163	$2,600	$1,772	$478	$3,166	$2,624	$3,294	$14,097

Ending balance - individually evaluated for impairment	$—	$103	$13	$—	$423	$—	$—	$539
Ending balance - collectively evaluated for impairment	$163	$2,497	$1,759	$478	$2,743	$2,624	$3,294	$13,558

Ending loan balance - individually evaluated for impairment	$1,486	$23,647	$13,183	$1,533	$24,888	$596		$65,333
Ending loan balance - collectively evaluated for impairment	63,921	318,469	43,726	34,828	97,332	143,787		702,063
	$65,407	$342,116	$56,909	$36,361	$122,220	$144,383		$767,396

As of and for the three months ended March 31, 2010:

		Commercial	Commercial	Consumer	Residential
(dollars in thousands)	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
Beginning Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639
Charge-offs:	—	(270)	(193)	(121)	(804)	(550)	—	(1,938)
Recoveries:	—	—	—	—	63	49	—	112
Net charge-offs	—	(270)	(193)	(121)	(741)	(501)	—	(1,826)
Provision for loan losses	59	159	374	56	621	559	362	2,190
Ending Balance	$876	$3,225	$1,828	$228	$1,942	$940	$2,964	$12,003

Ending balance - individually evaluated for impairment	$—	$55	$257	$—	$248	$236	$—	$796
Ending balance - collectively evaluated for impairment	$876	$3,170	$1,571	$228	$1,694	$704	2,964	$11,207

Ending loan balance - individually evaluated for impairment	$499	$12,483	$19,835	$2,232	$18,595	$1,337		$54,981
Ending loan balance - collectively evaluated for impairment	78,891	318,584	75,986	42,695	149,987	151,261		817,404
	$79,390	$331,067	$95,821	$44,927	$168,582	$152,598		$872,385

We use creditworthiness categories to grade commercial loans.  Our internal grading system is based on experiences with similarly graded loans.  Category ratings are reviewed each quarter.  Our internal risk ratings are as follows:

Superior Credit Quality (“RR1”) — This category includes credits that are secured by up to 95% advance against cash balances, municipal or corporate bonds carrying an A rating or better (subject to maturity), U.S. Government securities (subject to maturity), and fully marketable securities of companies with an A or better debt rating.  In addition, the borrower must have a reasonable financial condition evidenced by complete financial statements.

High Credit Quality (“RR2”) — This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating.  For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust (“DOT”) on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt.  Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition.  No commercial construction loans may carry this rating at inception.  At March 31, 2011 and December 31, 2010, none of our loans carried this risk rating.

Above Average Credit Quality (“RR3”) — This category includes business loans to publicly traded companies with a B rating or better, commercial construction loans with a contingent-free take-out or substantial pre-leasing (75% or more of leasable space) with a  LTV of 70% or less, residential construction loans with pre-sold units and a LTV of 70% or less as long as sales are on a noncontingent basis and the overall project is progressing on schedule as originally determined, loans to individuals with liquid assets and strong net worth and the additional ability to service the debt from sources unrelated to the purpose of the credit extension, and monitored credits to borrowers of sound financial condition with approved advance rates providing adequate margin so that collateral can be easily liquidated within 90 days or less.

Average/Satisfactory Credit Quality (“RR4”) — In general, this category includes small-to-medium sized companies with satisfactory financial condition, cash flow, profitability, and balance sheet and income statement ratios, term loans and revolving credits with annual clean-up requirements, the majority of retail commercial credits, loans to partnerships or small businesses, most wholesale sales finance lines, wholesale distributors whose capital position and profitability are at Robert Morris and Associates averages, and loans to individuals with acceptable financial condition and sufficient net cash flow to service the debt as long as the source of repayment is identifiable and sufficient to liquidate the debt within an acceptable period of time and a secondary source of  repayment is evident.

Acceptable With Care  (“RR5”) — This category includes secured loans to small or medium sized companies which have suffered a financial setback where a convincing plan for correction demonstrates the deficiency is temporary in nature, loans with debt service coverage ratios below or LTV ratios above policy guidelines, most construction and development loans, permanent loans underwritten based on pro forma rents as opposed to historical or actual rents, real estate loans where the project is moderately off the original projections as to cost estimates or absorption, and loans where the interest reserve is no longer adequate, but the customer or guarantor has a proven ability to carry the interest expense out of pocket for an extended time period without undue financial strain. These credits require additional attention by the account officer and/or loan administration.

Watch Credits (“RR6”) — This category includes loans to borrowers who have experienced a temporary setback or deterioration in financial condition that should correct itself during the next twelve months, companies whose financial condition has been marginally acceptable for a period of time and prospects for significant improvement are limited, loans to individuals with marginal financial condition, and most credits for start-up operations.  Also included in this category are real estate loans where the project is moderately off original projections, interest reserve may be depleted, with the borrower or guarantor having a questionable or unproved ability to pay interest out of pocket.  Such loans may have modest cost overruns that will cause a shortage in the budget, raising question as to how the project will be completed.  These loans may have a good collateral position, additional collateral, or strong guarantors to mitigate the risk. These credits are considered marginally acceptable, and greater than usual attention is warranted by the account officer and/or loan operations.

Special Mention (“RR7”) — special mention credits are characterized as adequately covered by collateral (if any) and/or the paying capacity of the borrower, but are subject to one or more deteriorating trends.  These credits constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard.  These credits have potential weaknesses which, if not examined and corrected, may weaken the asset or inadequately protect the Bank’s credit position at some future date.  This category should not be used to list assets that bear risks usually associated with the particular type of financing.  Assets with this rating may have the potential for significant weakness.  Loans where weaknesses are evident and significant must be considered for more serious criticism. Examples of credits carried in special mention may include the following:

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

Substandard (“RR8”) — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses, which jeopardize the orderly liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The borrower’s financial condition indicates an inability to repay, even if restructured.  Prospects for improvement in the borrower’s financial condition are poor.  Primary repayment source appears to be shifting from cash flow to liquidation of collateral. Examples of Substandard credits may include the following:

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

•                  Credits where the borrower is in bankruptcy or the work out effort is proceeding toward legal remedies including foreclosure; and

•                  All nonaccrual loans.

Doubtful (“RR9”) — Doubtful classifications have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable.  A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term.  Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification.  The classification is a deferral of the estimated loss until its more exact status may be determined.  Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans.   At March 31, 2011 and December 31, 2010, none of our loans carried this risk rating.

Loss (“RR10”) — Losses must be taken as soon as they are realized.  In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified.  In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed six months.  Subsequent to the identification of this split rating, the remaining balance will be risk rated Substandard.  This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.  Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off.  Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off.  At March 31, 2011 and December 31, 2010, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of March 31, 2011 and December 31, 2010:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	(dollars in thousands)
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
RR8	$1,920	$1,939	$33,285	$33,492	$13,855	$14,677	$1,133	$1,150	$50,193	$51,258
RR7	13,802	7,241	12,661	10,921	11,276	6,686	136	136	37,875	24,984
RR6	10,037	9,174	22,710	23,097	11,254	15,081	99	98	44,100	47,450
RR5	13,315	22,417	121,952	126,297	14,584	13,811	—	—	149,851	162,525
RR4	24,566	36,257	151,242	155,336	5,940	8,509	34,993	29,408	216,741	229,510
RR3	1,000	1,000	266	268	—	—	—	—	1,266	1,268
RR1	767	773	—	—	—	—	—	—	767	773
	$65,407	$78,801	$342,116	$349,411	$56,909	$58,764	$36,361	$30,792	$500,793	$517,768

We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming.  Loan performance is reviewed each quarter.  The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of March 31, 2011 and December 31, 2010:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Nonaccruing loans	$12,925	$11,877	$474	$946	$—	$—	$13,399	$12,823
Performing loans	109,295	132,332	117,551	119,874	26,358	28,890	253,204	281,096
	$122,220	$144,209	$118,025	$120,820	$26,358	$28,890	$266,603	$293,919

The following tables show the aging of our loans receivable by class.  Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are (1) well-secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccrual.

As of March 31, 2011:

			90 Days				90 Days
	31-59 Days	60-89 Days	or More	Total		Total	or More
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Commercial	$1,760	$147	$2,907	$4,814	$60,593	$65,407	$1,583
Commercial mortgage	9,407	3,805	22,045	35,257	306,859	342,116	3,176
Commercial construction	2,113	—	7,897	10,010	46,899	56,909	—
Consumer construction	1,338	123	1,533	2,994	33,367	36,361	—
Residential mortgage	11,430	412	12,925	24,767	97,453	122,220	—
Home equity and 2nd mortgage	2,769	1,245	593	4,607	113,418	118,025	119
Other consumer	47	6	8	61	26,297	26,358	8
	$28,864	$5,738	$47,908	$82,510	$684,886	$767,396	$4,886

As of December 31, 2010:

			90 Days				90 Days
	31-59 Days	60-89 Days	or More	Total		Total	or More
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Commercial	$1,626	$169	$1,501	$3,296	$75,505	$78,801	$—
Commercial mortgage	4,957	2,706	28,943	36,606	312,805	349,411	1,952
Commercial construction	—	—	8,237	8,237	50,527	58,764	250
Consumer construction	2,168	379	1,257	3,804	26,988	30,792	—
Residential mortgage	10,919	7,789	12,653	31,361	112,848	144,209	776
Home equity and 2nd mortgage	3,221	390	946	4,557	116,263	120,820	—
Other consumer	125	592	—	717	28,173	28,890	—
	$23,016	$12,025	$53,537	$88,578	$723,109	$811,687	$2,978

Impaired loans include nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”).  The following tables show the breakout of impaired loans by class:

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,486	$1,486	$—	$1,493	$10	$—
Commercial mortgage	$19,676	$19,676	$—	$23,105	$162	$—
Commercial construction	$12,724	$12,724	$—	$12,769	$60	$—
Consumer construction	$1,533	$1,533	$—	$1,395	$23	$—
Residential mortgage	$12,411	$12,411	$—	$12,052	$18	$91
Home equity & 2nd mortgage	$596	$596	$—	$923	$1	$—
Other consumer	$—	$—	$—	$—	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,868	3,971	103	3,547	65	40
Commercial construction	446	459	13	445	2	—
Consumer construction	—	—	—	—	—	24
Residential mortgage	12,054	12,477	423	12,358	148	259
Home equity & 2nd mortgage	—	—	—	—	—	471
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$1,486	$1,486	$—	$1,493	$10	$—
Commercial mortgage	$23,544	$23,647	$103	$26,652	$227	$40
Commercial construction	$13,170	$13,183	$13	$13,214	$62	$—
Consumer construction	$1,533	$1,533	$—	$1,395	$23	$24
Residential mortgage	$24,465	$24,888	$423	$24,410	$166	$350
Home equity & 2nd mortgage	$596	$596	$—	$923	$1	$471
Consumer	$—	$—	$—	$—	$—	$—

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

The following table shows loans in nonaccrual status by class:

	March 31,	December 31,	March 31,
(dollars in thousands)	2011	2010	2010
Commercial	$1,324	$1,501	$499
Commercial mortgage	18,869	26,991	11,688
Commercial construction	7,897	7,987	12,514
Consumer construction	1,533	1,257	2,232
Residential mortgage	12,925	11,877	11,428
Home equity and 2nd mortgage	474	946	—
Other consumer	—	—	1,337
	$43,022	$50,559	$39,698

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.4 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.  The actual interest income recorded on those loans for the three months ended March 31, 2011 and 2010 was approximately $215,000 and $170,000, respectively.

The following table shows the breakdown of loans we modified during the three months ended March 31:

	2011			2010
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Commercial	1	$163	$163	—	$—	$—
Commercial mortgage	2	2,195	2,195	—	—	—
Commercial construction	—	—	—	3	2,484	2,484
Consumer construction	—	—	—	—	—	—
Residential mortgage	—	—	—	3	1,625	1,625
Home equity and 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
	3	$2,358	$2,358	6	$4,109	$4,109

The following table shows defaults in the stated period of modifications made during the previous year:

For the Three Months Ended March, 31
	2011		2010
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	—	$—	—	$—
Commercial mortgage	—	—	—	—
Commercial construction	—	—	—	—
Consumer construction	—	—	—	—
Residential mortgage	—	—	1	380
Home equity and 2nd mortgage	—	—	—	—
Other consumer	—	—	—	—
	—	$—	1	$380

Total TDRs as of March 31, 2011 and December 31, 2010 amounted to $24.9 million and $24.2 million, respectively, of which $2.6 million and $2.8 million, respectively, were also in nonaccrual status.

(5)          Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at March 31, 2011 and December 31, 2010:

			Trust
			Preferred
	Subordinated		Securities
	Debt Issued		Issued by
	to Trust		Trust		Date of	Optional	Stated
Trust	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	Original Issue	Redemption Date	Maturity
MCT II	$6,186	$6,186	$6,000	$6,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	14,949	14,500	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	5,158	5,158	5,000	5,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	10,310	10,000	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	10,310	10,000	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	5,155	5,000	5,000	August 18, 2005	September 15, 2010	September 15, 2035
	$52,068	$52,068	$50,500	$50,500

First Mariner issued junior subordinated deferrable interest debentures to seven statutory trust subsidiaries, Mariner Capital Trust (“MCT”) II, MCT III, MCT IV, MCT V, MCT VI, and MCT VII (collectively, the “Trusts”). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing trust preferred securities. In accordance with FASB guidance, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The payment and redemption terms of the debentures and related Trust Preferred Securities are substantially identical.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The junior subordinated deferrable interest debentures are redeemable prior to maturity at our option on or after their optional redemption dates.

As of March 31, 2011, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II — 335 basis points; MCT III — 325 basis points; MCT IV — 305 basis points; MCT V — 310 basis points; MCT VI — 205 basis points; and MCT VII — 195 basis points.

The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $403,000 and $652,000 for the three months ended March 31, 2011 and 2010, respectively.  In 2009, we elected to defer interest payments on the debentures.  This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital, with certain limitations. At March 31, 2011, $52,000 of the outstanding Trust Preferred Securities qualify as Tier I capital and due to limitations, no additional amounts qualified as Tier II capital.

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

(6)          Regulatory Matters, Capital Adequacy, and Liquidity

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average quarterly assets.  As of March 31, 2011, the Bank was “under-capitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of March 31, 2011 and December 31, 2010 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amouant	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$(822)	(0.1)%	$68,145	8.0%	$85,182	10.0%
Bank	67,511	7.9%	68,307	8.0%	85,383	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(822)	(0.1)%	34,073	4.0%	51,109	6.0%
Bank	56,787	6.7%	34,153	4.0%	51,230	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(822)	(0.1)%	51,580	4.0%	64,475	5.0%
Bank	56,787	4.4%	51,525	4.0%	64,406	5.0%

As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$19,344	2.1%	$74,825	8.0%	$93,531	10.0%
Bank	75,277	8.0%	74,832	8.0%	93,540	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	9,672	1.0%	37,412	4.0%	56,119	6.0%
Bank	63,544	6.8%	37,416	4.0%	56,124	6.0%
Tier I capital (to average quarterly assets):
Consolidated	9,672	0.7%	53,780	4.0%	67,226	5.0%
Bank	63,544	4.7%	53,926	4.0%	67,407	5.0%

The Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund (“DIF”), insures deposits of accountholders up to $250,000, with the exception of noninterest-bearing transaction accounts, which are insured without limit through December 31, 2012. The Bank pays an annual premium to provide for this insurance.

The Bank is a member of the FHLB System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, or March 31, 2011.  The failure to achieve these capital requirements could result in further action by our regulators.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits.

First Mariner Bancorp is also a party to agreements with the Federal Reserve Bank (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2011, those capital ratios were (0.1)%, (0.1)%, and (0.1)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

On April 22, 2009, the Bank entered into an agreement (the “April Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order (“April Order”).  The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features, and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies.  The Bank must also conduct or sponsor financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, which the Bank ceased offering in 2007.   On April 27, 2010, we received notification from the FDIC to discontinue the restitution process after providing restitution in the amount of $731,000.  The FDIC directed us to apply any remaining settlement funds to our charitable programs, specifically financial literacy programs, while the April Order remains in effect.  If any settlement funds remain at the time the April Order is discontinued, those remaining funds will then be applied to the Mariner Charitable Foundation programs.

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

See Note 13 for information on a subsequent event regarding a potential recapitalization of the Company.

Liquidity

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $273.4 million at March 31, 2011, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include loans held for sale, which totaled $47.4 million at March 31, 2011, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 70.7% at March 31, 2011 and 72.4% at December 31, 2010.

(7)          Employee Benefit Plans

Profit Sharing Plan

We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). In 2008, we suspended the company-match contributions.

Stock Options and Warrants

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The plan permits the granting of share options and shares to our directors and key employees.  We recognized stock based compensation cost of $5,000 and $7,000 for the three months ended March 31, 2011 and 2010, respectively.

During the first quarter of 2010, we issued warrants to purchase 325,203 shares of common stock in the Exchange transaction with Mr. Hale, the Company’s Chairman and CEO.  The warrants vested immediately upon issuance.  See additional information on the transaction in Note 5.

As of March 31, 2011, all options and warrants were fully vested.  All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the three months ended March 31:

	2011		Weighted-		2010		Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	930,228	$7.92			668,593	$12.20
Granted	—	—			325,203	1.23
Forfeited/cancelled	(80,250)	1.50			(98,439)	11.81
Oustanding at end of year	849,978	8.06	3.4	$—	895,357	8.26	4.1	$—
Exercisable at end of year	849,978	8.06	3.4	$—	884,357	8.29	4.1	$—

The weighted average fair value of the warrants issued for the three months ended March 31, 2010 was $0.73.  There were no options granted or warrants issued in 2011.  The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended March 31:

2010
Dividend yield	—
Expected volatility	92.75%
Risk-free interest rate	2.60%
Expected lives	5 years

There were no options or warrants exercised during 2011 or 2010.

Options and warrants outstanding at March 31, 2011are summarized as follows:

	Options and	Weighted Average	Options and
	Warrants	Remaining	Warrants
	Outstanding	Contractual Life	Exercisable
Exercise Price	(shares)	(in years)	(shares)
$1.09	18,348	4.2	18,348
1.15	347,826	4.0	347,826
4.15	11,200	7.1	11,200
5.41	2,754	6.8	2,754
5.70	34,500	7.0	34,500
6.45	400	0.2	400
7.10	2,500	0.1	2,500
7.40	250	0.5	250
9.16	850	0.7	850
9.86	1,350	1.5	1,350
10.45	92,500	0.8	92,500
10.70	650	1.0	650
11.68	126,500	1.8	126,500
11.95	600	1.8	600
12.03	2,500	1.1	2,500
13.00	700	2.0	700
13.33	7,300	6.1	7,300
13.52	3,000	2.1	3,000
16.67	4,800	4.1	4,800
16.70	1,800	4.6	1,800
16.95	2,300	2.6	2,300
17.45	19,750	4.7	19,750
17.77	134,350	3.8	134,350
18.20	4,950	3.1	4,950
18.38	19,900	2.8	19,900
18.94	2,350	5.6	2,350
19.30	6,050	5.1	6,050
	849,978		849,978

(8)           Comprehensive Loss

Comprehensive loss is defined as net loss plus transactions and other occurrences which are the result of nonowner changes in equity.  Our nonowner equity changes are comprised of unrealized gains or losses on AFS securities that are accumulated with net loss in determining comprehensive loss.

Components of our comprehensive loss are as follows for the three months ended March 31:

(dollars in thousands)	2011	2010
Net loss	$(7,309)	$(3,439)
Other comprehensive income items:
Unrealized holding gains on securities arising during the period (net of tax expense of $73 and $330), respectively)	108	487
Less: reclassification adjustment for losses on securities (net of tax benefit of $0 and $49, respectively) included in net loss	—	74
Total other comprehensive income	108	561
Total comprehensive loss	$(7,201)	$(2,878)

(9)           Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three-month periods ended March 31, 2011 and 2010, all options were antidilutive and excluded from the computations due to our realized net loss.

Information relating to the calculation of earnings per common share is summarized as follows for the three months ended March 31:

(dollars in thousands, except for per share data)	2011	2010
Weighted-average share outstanding - basic	18,406,448	6,470,698
Dilutive securities - options and warrants	—	—
Adjusted weighted-average shares outstanding - dilutive	18,406,448	6,470,698

Net loss from continuing operations	$(7,309)	$(3,239)
Net loss from discontinued operations	—	(200)
Net loss	$(7,309)	$(3,439)

Basic:
Net loss from continuing operations	$(0.40)	$(0.50)
Net loss from discontinued operations	—	(0.03)
Net loss	$(0.40)	$(0.53)

Diluted:
Net loss from continuing operations	$(0.40)	$(0.50)
Net loss from discontinued operations	—	(0.03)
Net loss	$(0.40)	$(0.53)

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

Financial Instruments Measured on a Recurring Basis

The following tables present fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	March 31, 2011
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period Losses
Securities:
Mortgage-backed securities	$11,853	$—	$11,853	$—	$—
Trust preferred securities	10,672	—	9,621	1,051	—
U.S. government agency notes	33,836	—	33,836	—	—
U.S. Treasury securities	1,037	—	1,037	—	—
Corporate obligations	1,032	—	1,032	—	—
Equity securities - banks	202	—	202	—	—
Equity securities - mutual funds	756	—	756	—	—
	$59,388	$—	$58,337	$1,051	$—

Mortgage servicing rights	$1,232	$—	$—	$1,232	$77
Warrants	266	—	—	266	—
Loans held for sale	47,354	—	47,354	—	1,103
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $75,117)	75,860	—	75,860	—	217
Forward contracts to sell mortgage-backed securities (notional amount of $68,250)	68,056	—	68,056	—	70

	December 31, 2010
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period Losses
Securities:
Mortgage-backed securities	$2,325	$—	$2,325	$—	$—
Trust preferred securities	10,464	—	9,477	987	(1,249	)(1)
U.S. government agency notes	12,071	—	12,071	—	—
U.S. Treasury securities	1,001	—	1,001	—	—
Corporate obligations	1,010	—	1,010	—	—
Equity securities - banks	197	—	197	—	—
Equity securities - mutual funds	758	—	758	—	—
	$27,826	$—	$26,839	$987	$(1,249)

Mortgage servicing rights	$1,309	$—	$—	$1,309	$(309)
Warrants	137	—	—	137	—
Loans held for sale	140,343	—	140,343	—	(655)
IRLCs (notional amount of $71,228)	71,753	—	71,753	—	479
Forward contracts to sell mortgage-backed securities (notional amount of $125,500)	127,424	—	127,424	—	(3,288)

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

As of March 31, 2011, $1.1 million ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

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

(1)          Ratings as of March 31, 2011.

(2)          Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the collateral debt securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the collateral manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(3)          3/6ML - 3 or 6 Month LIBOR; LIBOR (London Interbank Offered Rate)  — daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of March 31, 2011:

	Key Model Assumptions Used In Pricing
	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3) (6)	Premium (4)	MTM Adj (5) (6)
ALESCO Preferred Funding VII	36.0%	1.3%	$48.36	12.00%	$35.90
ALESCO Preferred Funding XI	36.0%	4.0%	50.44	12.00%	41.78
MM Community Funding	68.0%	14.5%	25.20	12.00%	17.06
MM Community Funding IX	47.0%	10.3%	65.39	12.00%	53.59

(1)          The anticipated level of total defaults from the issuers within the pool of performing collateral as of March 31, 2011. There are no recoveries assumed on any default.

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

(6)          Price per $100

	March 31, 2011		December 31, 2010
	Model	Fair Value	Model	Fair Value
	Result (1)	(in thousands)	Result (1) (2)	(in thousands)
ALESCO Preferred Funding VII	$12.46	$125	$9.38	$94
ALESCO Preferred Funding XI	8.66	428	7.81	386
MM Community Funding	8.14	203	9.88	247
MM Community Funding IX	11.80	295	10.41	260
		$1,051		$987

(1) Price per $100

(2) Based on December 31, 2010 assumptions

During the three months ended March 31, 2010, we determined that OTTI had occurred with respect to two of our pooled trust preferred securities. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security.  During the three months ended March 31, 2011, we determined that no OTTI had occurred on any of our securities. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $123,000 for the three months ended March 31, 2010.

Mortgage Servicing Rights

We calculate the fair value of MSRs by using a present value of future cash flows model.

Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management’s best estimate of remaining loan lives and discounted at the original discount rate.

A summary of the key economic assumptions used to measure total MSRs follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Fair value of MSRs	$1,232	$1,309
Weighted-average life (in years) (1)	4.9	5.1
Discount rate	4.95%	4.95%
Option-adjusted spread (“OAS”)	2.75%	2.75%

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

Warrants

As of March 31, 2011, certain warrants were classified as Level 3.  See Note 7 for information related to the calculation of fair value of the warrants.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	2011			2010
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs	Warrants
Balance at beginning of year	$987	$1,309	$137	$1,432	$1,176	$—
Warrants issued	—	—	—	—	—	237
MSR amortization	—	(65)	—	—	(82)	—
Increase in fair value included in additional paid-in capital	—	—	129	—	—	—
Total realized gains (losses) included in other comprehensive income	64	(12)	—	(123)	(8)	—
Total unrealized losses included in other comprehensive income	—	—	—	(7)	—	—
Balance at end of year	$1,051	$1,232	$266	$1,302	$1,086	$237

There were no transfers between any of Levels 1, 2, and 3 for the three months ended March 31, 2011 or 2010.

Other Financial Instruments Measured on a Recurring Basis

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

Financial Instruments Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	March 31, 2011
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$65,333	$—	$—	$65,333
Real estate acquired through foreclosure	28,317	—	—	28,317
Loans held for sale	47,354	—	—	47,354

	December 31, 2010
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$71,970	$—	$—	$71,970
Real estate acquired through foreclosure	21,185	—	—	21,185
Loans Held for Sale	140,343	—	—	140,343

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

For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, a specific reserve is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure.  Total impaired loans had a carrying value of $65.3 million and $72.0 million as of March 31, 2011 and December 31, 2010, respectively, with specific reserves of $539,000 and $588,000 as of March 31, 2011 and December 31, 2010, respectively.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $28.3 million as of March 31, 2011 and $21.2 million as of December 31, 2010.  During 2011, we added $9.6 million to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $1.7 million.  We disposed of $810,000 of foreclosed properties.

Other Financial Instruments

The carrying value and estimated fair value of other financial instruments are summarized in the following table.  Certain financial instruments disclosed previously in this footnote are excluded from this table.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Value	Fair Value
Assets:
Cash and cash equivalents	$273,351	$273,351	$217,961	$217,961
Loans receivable	767,396	767,650	811,687	812,417
Restricted stock investments	7,095	7,095	7,095	7,095
Liabilities:
Deposits	1,085,375	1,102,451	1,121,889	1,141,321
Long- and short-term borrowings	117,981	121,584	118,287	120,150
Junior subordinated deferrable interest debentures	52,068	32,108	52,068	32,060

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

The following table presents certain information regarding our business segments:

For the three month period ended March 31, 2011:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$11,468	$720	$12,188
Interest expense	4,920	464	5,384
Net interest income	6,548	256	6,804
Provision for loan losses	800	—	800
Net interest income after provision for loan losses	5,748	256	6,004
Noninterest income	1,726	1,336	3,062
Noninterest expense	14,349	2,026	16,375
Net intersegment income (expense)	259	(259)	—
Net loss before income taxes and discontinued operations	$(6,616)	$(693)	$(7,309)
Total assets	$1,218,626	$47,354	$1,265,980

For the three month period ended March 31, 2010:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$13,355	$850	$14,205
Interest expense	7,184	120	7,304
Net interest income	6,171	730	6,901
Provision for loan losses	1,081	1,109	2,190
Net interest income (loss) after provision for loan losses	5,090	(379)	4,711
Noninterest income	3,418	2,424	5,842
Noninterest expense	14,315	1,974	16,289
Net intersegment income (expense)	491	(491)	—
Net loss before income taxes and discontinued operations	$(5,316)	$(420)	$(5,736)
Total assets	$1,349,487	$55,360	$1,404,847

(12)      Recent Accounting Pronouncements

Pronouncements Adopted

In July, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The standard is effective for interim and annual reporting periods ending after December 15, 2010.  In January of 2011, this standard was updated by ASU No. 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20,” which temporarily delays the provisions of ASU No. 2010-20 for troubled debt restructurings until the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring in order to ensure more consistent disclosures about troubled debt restructurings.  The Board expects the effective date for the new troubled debt restructure guidance to be for interim and annual periods ending after June 15, 2011.  We began providing the aforementioned disclosures in the Consolidated Financial Statements as of and for the three years ended December 31, 2010.

Pronouncements Issued

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ended September 30, 2011 and will be applied retrospectively to January 1, 2011.  As a result of the retrospective application, the Company may identify loans that are newly considered impaired.  The adoption of this ASU is not expected to have a material impact on the Company’s statements of operations  or financial condition.

(13)         Subsequent Event

For information with respect to the Securities Purchase Agreement entered into by the Company and the Bank with Priam Capital Fund I, LP on April 19, 2011, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary.  The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Developments

For information with respect to the Securities Purchase Agreement entered into by the Company and the Bank with Priam Capital Fund I, LP on April 19, 2011, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”).  The Company had over 630 employees (approximately 592 full-time equivalent employees) as of March 31, 2011.

The Bank, with assets exceeding $1.2 billion as of March 31, 2011, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  Origination volume during the three months ended March 31, 2011 and 2010 was $118.9 million and $183.9 million, respectively.  During 2011, 71% of the originations were made in the state of Maryland, 13% in the immediately surrounding states, and the remaining 16% in other states throughout the country.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.

Next Generation Financial Services (“NGFS”), a division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States.  NGFS originates reverse mortgage loans for sale to unaffiliated parties.  The Bank does not originate any reverse mortgage loans for its portfolio, but does retain the servicing rights on reverse mortgage loans originated by NGFS and sold to Fannie Mae.  The Bank has entered into a purchase and sale agreement with a private company related to NGFS, which may result in the acquisition of NGFS if certain requirements are satisfied.   The contemplated acquisition requires two separate independent closings, which include a profit sharing arrangement during the interim period.  The initial closing of the transaction has been completed and a subsequent closing must occur before the acquisition is finalized.  The subsequent closing is subject to numerous conditions, including, without limitation, that the parties obtain consents and approvals from certain lenders and governmental agencies that license and supervise the Bank.  Accordingly, there can be no assurance that the final closing will occur when expected, if at all.  The Bank does not anticipate any benefit that results from the sale to be material.

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

Allowance for loan losses

Our allowance for loan losses represents an estimated amount that, in management’s judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. Management uses a disciplined process and methodology to establish the allowance for losses each quarter.  To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to: (1) the commercial loan portfolio; (2) the commercial mortgage loan portfolio; (3) the construction loan portfolio; (4) the residential mortgage loan portfolio; and (5) the consumer loan portfolio.

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

Securities available for sale (“AFS”)

We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered AFS and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive loss.

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

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2011 and December 31, 2010 we maintained a valuation allowance against the full amount of our deferred tax assets.

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

Financial Condition

At March 31, 2011, our total assets remained at $1.3 billion compared to the same at December 31, 2010.  Earning assets decreased $114.7 million, or 11.1%, to $920.7 million at March 31, 2011 from $1.0 billion at December 31, 2010.  We experienced decreases in loans receivable (-$44.3 million), loans held for sale (-$93.0 million), and federal funds sold and interest-bearing deposits ($-9.0 million), partially offset by growth in cash and due from banks (+$64.4 million) and securities AFS (+$31.6 million).  Deposits and capital decreased $36.5 million and $7.1 million, respectively.

Securities AFS

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $59.4 million and $27.8 million, respectively, in securities classified as AFS as of March 31, 2011 and December 31, 2010.  During the first quarter of 2011, we purchased $34.0 million in securities in order to utilize some of our excess liquidity.

We recorded $123,000 in net OTTI charges related to two pooled trust preferred securities during the first quarter of 2010; however, we did not record any OTTI in 2011.  Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $3.5 million at March 31, 2011 compared to a net unrealized loss of $3.6 million at December 31, 2010.

The trust preferred securities we hold in our securities portfolio were issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. These declines have occurred primarily over the past two years due to changes in the market which has limited the demand for these securities and reduced their liquidity. While some of these issuers have reported weaker financial performance since acquisition of these securities, in management’s opinion, they continue to possess acceptable credit risk. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.

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

Our securities AFS portfolio composition is as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Mortgage-backed securities	$11,853	$2,325
Trust preferred securities	10,672	10,464
U.S. government agency notes	33,836	12,071
U.S. Treasury securities	1,037	1,001
Corporate obligations	1,032	1,010
Equity securities - banks	202	197
Equity securities - mutual funds	756	758
	$59,388	$27,826

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Commercial	$65,407	$78,801
Commercial mortgage	342,116	349,411
Commercial construction	56,909	58,764
Consumer construction	36,361	30,792
Residential mortgage	122,220	144,209
Consumer	144,383	149,710
Total loans	$767,396	$811,687

Total loans decreased $44.3 million during the first three months of 2011.  We experienced lower balances in most loan types: commercial (-$13.4 million), commercial mortgages (-$7.3 million), commercial construction balances (-$1.9 million), residential mortgages (-$22.0 million), and consumer loans (-$5.3 million).  These decreases were partially offset by the increase in consumer construction loans ($5.6 million).  During the first three months of 2011, we were less aggressive in our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the March 31, 2011 total included above, $25.7 million represents loans made to borrowers for the development of residential real estate.  This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2010 and the first quarter of 2011 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Raw residential land	$6,313	$6,617
Residential subdivisions	5,110	5,653
Single residential lots	3,526	3,589
Single family construction	4,517	4,949
Townhome construction	947	912
Multi-family unit construction	5,287	6,135
	$25,700	$27,855

Transferred Loans

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for certain mortgage-

banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $24.8 million in first-lien mortgage loans and $1.2 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios at March 31, 2011.

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

For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology.  As of March 31, 2011, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.  For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24 month history.  That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated reserve.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations).  In general, this impairment amount is included as part of the allowance for loan losses for modified loans and is charged-off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

Our commercial loans are generally reviewed individually, in accordance with FASB guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for specific reserves.  We use creditworthiness categories to grade commercial loans.  Our internal grading system is based on experiences with similarly graded loans and incorporates a variety of risk considerations, both qualitative and quantitative (see definitions of our various grades and the composition of our loan portfolio within those grades in Note 4 to the Consolidated Financial Statements). Quantitative factors include collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.  Commercial loans are generally evaluated for impairment when the loan becomes 90 day past due and/or is placed on nonaccrual status.  The difference between that fair value of the collateral and the carrying value of the loan is charged-off at that time.  We may not adhere to these guidelines if the loan is both well secured and in the process of collection.

Consumer

Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals.  Generally, consumer loans are segregated into homogeneous pools with similar risk characteristics. We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming. Trends such as delinquency and loss and current economic conditions in consumer loan pools are analyzed and historical loss experience is adjusted accordingly.  Quantitative and qualitative adjustment factors for the different consumer portfolios are consistent with those for the commercial portfolios.  Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier.  Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). These charge-off guidelines may not apply if the loan is both well secured and in the process of collection or is a troubled debt restructure (“TDR”) (see the discussion on TDRs later in this section).

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems.  Executive management reviews these conditions quarterly.  We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

The changes in the allowance are presented in the following table for the three months ended March 31:

(dollars in thousands)	2011	2010
Allowance for loan losses, beginning of year	$14,115	$11,639
Charge-offs:
Commercial	—	—
Commercial mortgage	(40)	(270)
Commercial construction	—	(193)
Consumer construction	(24)	(121)
Residential mortgage	(350)	(804)
Consumer	(470)	(550)
Total charge-offs	(884)	(1,938)
Recoveries:
Commercial	—	—
Commercial mortgage	—	—
Commercial construction	—	—
Consumer construction	—	—
Residential mortgage	7	63
Consumer	59	49
Total recoveries	66	112
Net charge-offs	(818)	(1,826)
Provision for loan losses	800	2,190
Allowance for loan losses, end of period	$14,097	$12,003
Loans (net of premiums and discounts):
Period-end balance	$767,396	$872,385
Average balance during period	795,697	885,719
Allowance as a percentage of period-end loan balance	1.84%	1.38%
Percent of average loans:
Provision for loan losses	0.41%	1.00%
Net charge-offs	0.42%	0.84%

The following table summarizes our allocation of allowance by loan type:

	March 31, 2011			December 31, 2010
			Percent of Loans			Percent of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$163	1.2%	8.5%	$291	2.1%	9.7%
Commercial mortgage	2,600	18.4%	44.6%	2,542	18.0%	43.1%
Commercial construction	1,772	12.6%	7.4%	2,053	14.5%	7.2%
Consumer construction	478	3.4%	4.8%	817	5.8%	3.8%
Residential mortgage	3,166	22.4%	15.9%	3,032	21.5%	17.8%
Consumer	2,624	18.6%	18.8%	2,417	17.1%	18.4%
Unallocated	3,294	23.4%	—	2,963	21.0%	—
Total	$14,097	100.0%	100.0%	$14,115	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $14.1 million as of both March 31, 2011 and December 31, 2010.  Any changes in the allowance from period to period reflects management’s ongoing application of its methodologies to establish the allowance, which, in 2011, included increases in the allowance for commercial and residential mortgage loans and consumer loans.  We also increased the unallocated allowance to reflect negative market trends and other qualitative factors.  Recent economic conditions have had a broad impact on our loan portfolio as a whole.  While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures that our borrowers are experiencing.

The provision for loan losses recognized to maintain the allowance was $800,000 for the three months ended March 31, 2011 compared to $2.2 million for the three months ended March 31, 2010.  We recorded net charge-offs of $818,000 during the first quarter of 2011 compared to net charge-offs of $1.8 million during the same period of 2010.  During the first quarter of 2011, net charge-offs as compared to average loans outstanding decreased to 0.42%, compared to 0.84% during the same period of 2010.

Our allowance as a percentage of outstanding loans has increased from 1.38% as of March 31, 2010 to 1.84% as of March 31, 2011, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.  Charge-offs and transfers to real estate acquired through foreclosure continued to be significant during the first quarter of 2011.

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

Management believes the allowance for loan losses is adequate as of March 31, 2011.  Our total allowance at March 31, 2011 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  However, our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

Nonperforming Assets and Loans 90 Days Past Due and Still Accruing

For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt.  For larger loans and certain mortgage loans, management applies FASB guidance on impaired loan accounting to determine accrual status.  Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received.  In general, loans are charged-off when a loan or a portion thereof is considered uncollectible.  We determine that the entire balance of a loan is contractually delinquent for all classes if the minimum payment is not received by the specified due date.  Interest and fees continue to accrue on past due loans until the date the loan goes in nonaccrual status.

Nonperforming assets, expressed as a percentage of total assets, totaled 5.64% at March 31, 2011, 5.48% at December 31, 2010, and 4.24% at March 31, 2010.  The distribution of our nonperforming assets and loans greater than 90 days past due and accruing is illustrated in the following table:

	March 31,	December 31,	March 31,
(dollars in thousands)	2011	2010	2010
Nonaccruing loans:
Commercial	$1,324	$1,501	$499
Commercial mortgage	18,869	26,991	11,688
Commercial construction	7,897	7,987	12,514
Consumer construction	1,533	1,257	2,232
Other residential mortgage	12,925	11,877	11,428
Other consumer	474	946	1,337
	43,022	50,559	39,698
Real estate acquired through foreclosure:
Commercial	—	—	—
Commercial mortgage	10,144	3,317	3,853
Commercial construction	7,476	7,094	7,710
Consumer construction	3,170	3,553	4,506
Other residential mortgage	5,812	7,154	1,976
Other consumer	1,715	67	1,870
	28,317	21,185	19,915
Total nonperforming assets	$71,339	$71,744	$59,613

Loans past-due 90 days or more and accruing:
Commercial	$1,583	$—	$200
Commercial mortgage	3,176	1,952	2,470
Commercial construction	—	250	39
Consumer construction	—	—	—
Other residential mortgage	—	776	1,265
Other consumer	127	—	1,064
	$4,886	$2,978	$5,038

Nonaccrual loans decreased $7.5 million from December 31, 2010 to $43.0 million at March 31, 2011.  The commercial loan nonaccrual balance consisted of nine loans, with the largest balance amounting to $548,000.  All of these loans were in nonaccrual status as of December 31, 2010.  We did not put any new commercial loans in nonaccrual status in 2011.  Of the $1.5 million in nonaccrual commercial loans as of December 31, 2010, one loan in the amount of $162,000 was returned to accrual status during 2011.

The commercial mortgage loan nonaccrual balance consisted of 32 loans, with the largest balance amounting to $4.6 million.  We placed five commercial mortgage loans totaling $1.0 million on nonaccrual in 2011.  $7.3 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during the first three months of 2011 and $2.2 million were returned to accrual status.

The commercial construction nonaccrual balance consisted of nine loans, with the largest balance amounting to $4.9 million.  All of these loans were in nonaccrual status as of December 31, 2010.  We did not put any new commercial loans in nonaccrual status in 2011.

The consumer construction nonaccrual balance consisted of three loans, with the largest balance amounting to $901,000.  During the three months ended March, 31, 2011, we transferred one consumer construction loan totaling $83,000 that was in nonaccrual status as of December 31, 2010 to real estate acquired through foreclosure.

The residential mortgage nonaccrual balance consisted of 41 loans, with the largest balance amounting to $1.5 million.  We placed $2.0 million of these loans in nonaccrual status during the three months ended March 31, 2011, transferred $1.1 million in nonaccrual residential mortgage loans at December 31, 2010 to real estate acquired through foreclosure, and charged off $280,000 in residential mortgage loans that were in nonaccrual status at December 31, 2010.

The consumer loan nonaccrual balance consisted of eight loans, with all but one of those loans remaining in nonaccrual status since December 31, 2010.  These loans are well secured and we have determined that they do not require charge-off as of March 31,

2011.

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.4 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.  The actual interest income recorded on those loans for the three months ended March 31, 2011 and 2010 was approximately $215,000 and $170,000, respectively.

Real estate acquired through foreclosure increased $7.1 million when compared to December 31, 2010, with increases in commercial mortgages, commercial construction, and consumer loans.  We transferred approximately $7.4 million, $400,000, and $1.6 million in commercial mortgage, consumer construction, and consumer loans, respectively, to real estate acquired through foreclosure during the three months ended March 31, 2011.  The decreases in the remaining loan types were due to resolution of the properties through foreclosure sales or buyouts.

Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $3.0 million at December 31, 2010 to $4.9 million as of March 31, 2011.  The commercial loan total of $1.6 million consists of four loans, the largest of which amounted to $1.3 million, the commercial mortgage loan total of $3.2 million consists of eight loans, the largest of which amounted to $776,000, and the consumer loan total consists of one home equity loan.

TDRs

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.  Such concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment.  At the time that a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral.  In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows.  Any impairment amount is then charged to the allowance.

Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

The composition of our TDRs is illustrated in the following table at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Commercial:
Nonaccrual	$—	$—
90 days or more and accruing	—	—
< 90 days past due/current	162	—
	162	—
Commercial mortgage:
Nonaccrual	714	1,490
90 days or more and accruing	—	—
< 90 days past due/current	4,777	2,856
	5,491	4,346
Commercial construction:
Nonaccrual	353	353
90 days or more and accruing	—	—
< 90 days past due/current	5,287	5,287
	5,640	5,640
Consumer construction:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	—	—
	—	—
Residential mortgage:
Nonaccrual	1,070	—
90 days or more and accruing	—	450
< 90 days past due/current	11,964	12,697
	13,034	13,147
Consumer:
Nonaccrual	451	923
90 days or more and accruing	—	—
< 90 days past due/current	122	121
	573	1,044
Totals:
Nonaccrual	$2,588	$2,766
90 days or more and accruing	$—	$450
< 90 days past due/current	$22,312	$20,961
	$24,900	$24,177

The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $682,000 and $525,000 for the three months ended March 31, 2011 and 2010, respectively. The actual interest income recorded on these loans for the three months ended March 31, 2011 and 2010, was $329,000 and $229,000, respectively.

The following table shows the breakdown of loans modified during the three months ended March 31:

	2011			2010
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Commercial	1	$163	$163	—	$—	$—
Commercial mortgage	2	2,195	2,195	—	—	—
Commercial construction	—	—	—	3	2,484	2,484
Consumer construction	—	—	—	—	—	—
Residential mortgage	—	—	—	3	1,625	1,625
Home equity and 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
	3	$2,358	$2,358	6	$4,109	$4,109

Impaired Loans

We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans include nonaccrual loans and TDRs.  We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past-due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value (“LTV”) ratio, and where collection and repayment efforts are progressing.  We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment.  We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans collectively for impairment.

We identify impaired loans and measure impairment (1) at the present value of expected cash flows discounted at the loan’s effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it’s a TDR, for which we recognize an impairment loss through a specific reserve portion of the allowance.

When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreements.

Not all of the loans newly classified as impaired since December 31, 2010 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.  Additionally, in general, we charge-off all impairment amounts immediately for all loans that are not TDRs.

The following tables show the breakout of impaired loans by class:

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,486	$1,486	$—	$1,493	$10	$—
Commercial mortgage	$19,676	$19,676	$—	$23,105	$162	$—
Commercial construction	$12,724	$12,724	$—	$12,769	$60	$—
Consumer construction	$1,533	$1,533	$—	$1,395	$23	$—
Residential mortgage	$12,411	$12,411	$—	$12,052	$18	$91
Home equity & 2nd mortgage	$596	$596	$—	$923	$1	$—
Other consumer	$—	$—	$—	$—	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,868	3,971	103	3,547	65	40
Commercial construction	446	459	13	445	2	—
Consumer construction	—	—	—	—	—	24
Residential mortgage	12,054	12,477	423	12,358	148	259
Home equity & 2nd mortgage	—	—	—	—	—	471
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$1,486	$1,486	$—	$1,493	$10	$—
Commercial mortgage	$23,544	$23,647	$103	$26,652	$227	$40
Commercial construction	$13,170	$13,183	$13	$13,214	$62	$—
Consumer construction	$1,533	$1,533	$—	$1,395	$23	$24
Residential mortgage	$24,465	$24,888	$423	$24,410	$166	$350
Home equity & 2nd mortgage	$596	$596	$—	$923	$1	$471
Consumer	$—	$—	$—	$—	$—	$—

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

Deposits

Deposits totaled $1.1 billion at March 31, 2011, decreasing $36.5 million or 3.3% from the December 31, 2010 balance.  The decrease in deposits was primarily due to decreases in time deposits and NOW accounts, partially offset by increases in savings, money market, and noninterest-bearing demand deposits. Given our level of liquidity, we reduced the rates on new certificates of deposit during the first three months of 2011.  The deposit breakdown is as follows:

	March 31, 2011		December 31, 2010
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW	$8,996	0.8%	$12,230	1.1%
Money market	134,026	12.3%	125,943	11.2%
Savings	59,931	5.5%	56,652	5.1%
Time	775,249	71.5%	823,614	73.4%
Total interest-bearing	978,202	90.1%	1,018,439	90.8%
Noninterest-bearing demand	107,173	9.9%	103,450	9.2%
Total	$1,085,375	100.0%	$1,121,889	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year.  As of March 31, 2011 and December, 31, 2010, our core deposits were $405.5 million and $413.3 million, respectively.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at March 31, 2011 and December 31, 2011.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances.  We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets.  Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily.  Due to our capital adequacy status (see Note 6 to the consolidated financial statements), the FHLB has limited our borrowings to $132.0 million.  Our outstanding FHLB advance balance at March 31, 2011 and December 31, 2011 was $107.0 million.

Long-term borrowings, which totaled $48.9 million and $33.9 million at March 31, 2011 and December 31, 2010, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building.  We held $40.0 million and $25.0 million in long-term FHLB advances at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the balance on the mortgage loan was $8.8 million and $8.9 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings decreased from $84.4 million at December 31, 2010 to $69.1 million at March 31, 2011.  We held $67.0 million and $82.0 million in short-term FHLB advances at March 31, 2011 an December 31, 2010, respectively.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures outstanding as of both March 31, 2011 and December 31, 2010 totaled $52.1 million.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital, with certain limitations. At March 31, 2011, $52,000 of the outstanding Trust Preferred Securities qualify as Tier I capital and due to limitations, no additional amounts qualified as Tier II capital.

Capital Resources

Stockholders’ equity decreased $7.1 million in the first three months of 2011 to $(3.3) million from $3.7 million as of December 31, 2010.

Common stock and additional paid-in-capital increased by $107,000 due to the issuance of common stock to directors and certain employees as part of their compensation.  We did not repurchase any common stock during 2011, nor was any stock issued through the employee stock purchase plan.  Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $108,000.  Retained earnings declined by the net loss of $7.3 million for the first three months of 2011.

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

Capital is classified as Tier I capital (common stockholders’ equity less certain intangible assets plus a portion of the Trust Preferred Securities) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier I capital). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio (Tier I capital to average total assets for the quarter).

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  As of March 31, 2011, the Bank was “under-capitalized” under the regulatory framework for prompt corrective action.

The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2011	2010	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	(0.1)%	0.7%	4.0%
The Bank	4.4%	4.7%	4.0%
Tier I capital to risk-weighted assets:
Consolidated	(0.1)%	1.0%	4.0%
The Bank	6.7%	6.8%	4.0%
Total capital to risk-weighted assets:
Consolidated	(0.1)%	2.1%	8.0%
The Bank	7.9%	8.0%	8.0%

On September 18, 2009, the Bank entered into the September Order, which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, or March 31, 2011.  The failure to achieve these capital requirements could result in further action by our regulators.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank must adopt and submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, or pay effective yields on deposits that are greater than those generally paid in its markets.

First Mariner Bancorp is also a party to the FRB Agreements, which, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the Federal Reserve Bank (“FRB”) with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2011, those capital ratios were (0.1)%, (0.1)%, and (0.1)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

On April 22, 2009, the Bank entered into an agreement (the “April Agreement”) with the FDIC relating to alleged violations of consumer protection regulations relative to its fair lending practices pursuant to which it consented to the issuance of an Order (“April Order”).  The April Order requires the Bank to pay up to $950,000 in restitution to the Affected Borrowers.  It also imposes a civil money penalty of $50,000, all amounts for which were fully reserved in the final quarter of 2008. In addition to requiring the Bank to cease and desist from violating certain federal fair lending laws, the April Order also requires the Bank to develop and implement policies and procedures to (i) monitor and ensure compliance with fair lending laws and disclosure laws and regulations, (ii) ensure that the costs, terms, features, and risks of the loans and services are adequately disclosed to applicants, and (iii) develop an operating plan to maintain quality control, internal audit, and compliance management systems that are effective in ensuring that the Bank’s residential mortgage lending activities comply with all applicable laws, regulations, and Bank policies.  The Bank must also conduct or sponsor quarterly financial literacy and education courses where it provides residential mortgage loans.  Further, the Bank is prohibited from offering “payment-option” adjustable rate mortgage loans, which the Bank ceased offering in 2007.  On April 27, 2010, we received notification from the FDIC to discontinue the restitution process after providing restitution in the amount of $731,000.  The FDIC directed us to apply any remaining settlement funds to our charitable programs, specifically financial literacy programs, while the April Order remains in effect.  If any settlement funds remain at the time the April Order is discontinued, those remaining funds will then be applied to the Mariner Charitable Foundation programs.

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

Results of Operations

Net Loss

For the three months ended March 31, 2011, we realized a net loss of $7.3 million compared to a net loss of $3.4 million for the three month period ended March 31, 2010.  Basic and diluted losses per share for the first three months of 2011 and 2010 totaled $(0.40) and $(0.53), respectively.

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

Net interest income for the first three months of 2011 totaled $6.8 million, a decrease of $97,000 from $6.9 million for the three months ended March 31, 2010.  Interest margin increased to 2.84% from 2.70% due to a larger spread between rates on interest-earning assets (5.15%) and interest-bearing liabilities (1.86%).

Interest income

Total interest income decreased by $2.0 million for the three months ended March 31, 2011 due primarily to the decreased yield on interest-earning assets, from 5.63% for the three months ended March 31, 2010 to 5.15% for the three months ended March 31, 2011.  Yields on earning assets continue to be affected by the level of nonperforming assets and corresponding interest reversals.  In addition to lower yields, our level of interest-earning assets was lower during 2011 ($948.0 million) compared to 2010 ($1.0 billion) due to our continued attempt to improve the quality of our loan portfolio, and have slowed our origination of new loans.

Average loans outstanding decreased by $90.0 million.  We experienced decreases in almost all loan types:  commercial loans (-$9.3 million), commercial and consumer construction loans (-$41.2 million and -$18.6 million, respectively), residential mortgages (-$28.4 million), and consumer loans (-$5.7 million).  These decreases were partially offset by an increase in commercial mortgages (+$13.1 million) and were due primarily to the continued weak real estate market, which has led to the reduction of new real estate loans and reduced values of the collateral of currently-held real estate loans and foreclosures.

Average loans held for sale decreased $278,000, due to lower origination volumes.  Average securities decreased by $4.8 million, due primarily to normal principal repayments on mortgage-backed securities and deteriorations in value of certain securities, primarily trust preferred securities, due to the current economic conditions.

Interest expense

Interest expense decreased by $1.9 million to $5.4 million for the three months ended March 31, 2011, compared to $7.3 million for the same period in 2010.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.41% for the three months ended March 31, 2010 to 1.86% for the three months ended March 31, 2011.  We also experienced a $56.3 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 2.20% in 2010 to 1.82% in 2011 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity.  All deposit types experienced decreased rates during the three months ended March 31, 2011.

Average interest-bearing deposits decreased by $32.1 million primarily due to decreases in the volume of NOWs, time deposits, and money market deposits.  A decrease in average borrowings of $24.2 million was due primarily to the cancellation of certain junior subordinated debt (see “Borrowings” above).  We experienced a decrease in the costs of borrowed funds from 3.54% for the three months ended March 31, 2010 to 2.11% for the same period in 2011 due to the decline in variable-rate trust preferred security costs, decreased junior subordinated debt, and lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$69,555	$904	5.20%	$78,854	$1,034	5.24%
Commercial mortgage	351,292	5,498	6.26%	338,198	5,304	6.27%
Commercial construction	57,187	787	5.50%	98,345	1,335	5.43%
Consumer construction	28,700	370	5.19%	47,323	795	6.78%
Residential mortgage	140,688	1,773	5.04%	169,068	2,352	5.56%
Consumer	148,275	1,638	4.46%	153,931	1,774	4.64%
Total loans	795,697	10,970	5.52%	885,719	12,594	5.70%
Loans held for sale	68,315	728	4.26%	68,593	850	4.96%
Securities, trading and AFS	33,721	361	4.28%	38,530	659	6.84%
Interest-bearing deposits	43,612	129	1.18%	9,170	102	4.46%
Restricted stock investments, at cost	7,095	—	—	7,934	—	—

Total earning assets	948,440	12,188	5.15%	1,009,946	14,205	5.63%

Allowance for loan losses	(14,356)			(11,994)
Cash and other nonearning assets	356,435			378,233
Total assets	$1,290,519	12,188		$1,376,185	14,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW deposits	$6,615	9	0.57%	$7,604	14	0.76%
Savings deposits	57,892	27	0.19%	53,689	38	0.29%
Money market deposits	132,242	182	0.56%	150,074	247	0.67%
Time deposits	806,224	4,285	2.16%	823,684	5,311	2.61%
Total interest-bearing deposits	1,002,973	4,503	1.82%	1,035,051	5,610	2.20%
Borrowings	169,755	881	2.11%	193,981	1,694	3.54%

Total interest-bearing liabilities	1,172,728	5,384	1.86%	1,229,032	7,304	2.41%

Noninterest-bearing demand deposits	103,885			108,259
Other noninterest-bearing liabilities	12,387			11,645
Stockholders’ equity	1,519			27,249
Total liabilities and stockholders’ equity	$1,290,519	5,384		$1,376,185	7,304

Net interest income/net interest spread		$6,804	3.29%		$6,901	3.22%
Net interest margin			2.84%			2.70%

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011 vs			March 31, 2010 vs
	March 31, 2010			March 31, 2009
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$(8)	$(122)	$(130)	$290	$(478)	$(188)
Commercial mortgage	(57)	251	194	(1,320)	1,100	(220)
Commercial construction	120	(668)	(548)	170	(229)	(59)
Consumer construction	(158)	(267)	(425)	1,102	(1,109)	(7)
Residential mortgage	(207)	(372)	(579)	(536)	841	305
Consumer	(71)	(65)	(136)	142	21	163
Total loans	(381)	(1,243)	(1,624)	(152)	146	(6)
Loans held for sale	(119)	(3)	(122)	(48)	(203)	(251)
Securities, trading and AFS	(223)	(75)	(298)	507	(622)	(115)
Interest-bearing deposits	(498)	525	27	235	(158)	77

Total interest income	(1,221)	(796)	(2,017)	542	(837)	(295)

Interest paid on:
Interest-bearing deposits:
NOW deposits	(3)	(2)	(5)	1	2	3
Savings deposits	(29)	18	(11)	(10)	4	(6)
Money market deposits	(38)	(27)	(65)	(78)	(21)	(99)
Time deposits	(916)	(110)	(1,026)	(6,955)	6,249	(706)
Total interest-bearing deposits	(986)	(121)	(1,107)	(7,042)	6,234	(808)
Borrowings	(621)	(192)	(813)	(230)	(277)	(507)

Total interest expense	(1,607)	(313)	(1,920)	(7,272)	5,957	(1,315)

Net interest income	$386	$(483)	$(97)	$7,814	$(6,794)	$1,020

Noninterest Income

Noninterest income for the three months ended March 31, 2011 was $3.1 million, a decrease of $2.8 million or 47.6% from the comparable period of 2010 primarily, with decreases in most major categories of noninterest income.

Mortgage-banking revenue decreased from $2.5 million for the three months ended March 31, 2010 to $935,000 for the three months ended March 31, 2011 due primarily to a decline in the volume of loan originations and a decreased level of loans sold.  The volume of loans sold decreased from $252.7 million in 2010 to $212.6 million in 2011 and reflects a reduction in reverse mortgage originations and customer refinance activity due to the overall decline in the economy.

Deposit service charges declined to $735,000 in the first quarter of 2011 from $1.1 million for the first quarter of 2010 due primarily to the implementation of new regulations that limited certain fees on deposit accounts.   During the three months ended March 31, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $847,000.  Those trading assets were sold during 2010 and the related liabilities were refinanced in 2010 with liabilities not valued at fair value.  We did not recognize any OTTI during 2011, while we recognized $123,000 of OTTI during 2010.  We recognized a $152,000 gain on the sale of one of our branch locations that was closed in 2008 during the three months ended March 31, 2010.

Noninterest expenses

Noninterest expenses remained relatively stable at $16.4 million compared to the 2010 level of $16.3 million.

The decreases in salaries and benefits, occupancy, and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs.  Professional service costs increased due to regulatory compliance costs and costs related to loan workouts.

The following table shows the breakout of noninterest expense for the three months ended March 31:

(dollars in thousands)	2011	2010
Salaries and employee benefits	$6,270	$6,596
Occupancy	2,176	2,371
Furniture, fixtures, and equipment	485	612
Professional services	1,164	720
Advertising	136	178
Data processing	455	402
ATM servicing expenses	208	204
Write-downs, losses, and costs of real estate acquired through foreclosure	1,759	1,685
FDIC premiums	973	934
Service and maintenance	652	683
Office supplies	90	103
Printing	79	69
Corporate insurance	368	318
Consulting fees	315	187
Marketing/promotion	219	18
Postage	147	270
Overnight delivery/courier	92	111
Security	43	74
Dues and subscriptions	94	115
Loan collection expenses	153	135
Director fees	38	101
Employee education and training	11	39
Automobile expense	24	32
Travel and entertainment	37	46
Other	387	286
	$16,375	$16,289

Income Taxes

As we have set up a valuation allowance against all of our deferred taxes, we do not show an income tax benefit for the three months ended March 31, 2011.  During the three months ended March 31, 2010, we recorded an income tax benefit from continuing operations of $2.5 million on a net loss before income taxes and discontinued operations of $5.7 million, resulting in an effective tax rate of (43.5)%.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $181.0 million at March 31, 2011. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $16.2 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $75.1 million at March 31, 2011 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.5 million at March 31, 2011 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.8 million at March 31, 2011 are generally open ended. At March 31, 2011, available home equity lines totaled $62.4 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity.  As of March 31, 2011, we plan on expending approximately $1.0 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $273.4 million at March 31, 2011, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. Loans held for sale, which totaled $47.4 million at March 31, 2011, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 70.7% at March 31, 2011 and 72.4% at December 31, 2010.

We also have the ability to utilize established credit lines as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  As of March 31, 2011, we maintained lines of credit totaling $151.2 million and funding capacity of $37.1 million based upon loans and securities available for pledging and available overnight deposits.  Due to our current capital levels, (see “Capital Resources” above), the FHLB has limited our borrowings to $132.0 million. Our outstanding balance was $107.0 million at March 31, 2011 and December 31, 2010.  The Bank has been notified by the FRB that it is a secondary credit facility.  All future borrowings must be approved by the discount committee of the FRB.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At March 31, 2011, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Inflation

Inflation may be expected to have an impact on our operating costs and, thus, on net income. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless the fees we charge could be increased correspondingly. However, we believe that the impact of inflation on our operations was not material for 2011 or 2010.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
IRLCs	$75,117	$75,860	$71,228	$71,753
Forward contracts to sell mortgage-backed securities	68,250	68,056	125,500	127,424

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2011, we had a one-year cumulative positive gap of approximately $108.5 million.

While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2011, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(3.62)%	(2.06)%

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

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A — Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2010.  The following discussion is an update to those risk factors contained in the Annual Report on Form 10-K.

As of March 31, 2011, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required by our regulators to meet by June 30, 2010.  The failure to maintain these capital requirements could result in further action by our regulators.

In the September Order, the FDIC and the Commissioner directed the Bank to raise its Tier I leverage and total risk-based capital ratios to 6.5% and 10%, respectively, by March 31, 2010 and to 7.5% and 11%, respectively, by June 30, 2010.  We did not meet these requirements.  Based on assets as of March 31, 2011, we estimated that we would need to increase the Bank’s capital by at least $26.4 million to achieve all target capital.  We have been in regular communication with the staffs of the FDIC and the Commissioner regarding efforts to satisfy the higher capital requirements.

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

Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements.  As of the date of this document, the FRB is reviewing the Company’s revised capital plan. To satisfy these requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2011, those capital ratios were (0.1)%,

(0.1)%, and (0.1)%, respectively, which were not in compliance with the minimum requirements.  Based on assets as of March 31, 2011, we estimated that we will need to increase the Company’s capital by at least $69.0 million to meet all of the requirements.  As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the three months ended March 31, 2011.

Item 3 - Defaults Upon Senior Securities

None

Item 4 — [REMOVED AND RESERVED]

Item 5 - Other Information

None

Item 6 - Exhibits

3.1	Amended and Restated Bylaws of First Mariner Bancorp, filed herewith

10.1

Securities Purchase Agreement, dated April 19, 2011, by and among First Mariner Bancorp, First Mariner Bank and Priam Capital Fund I, LP, together with the Form of Articles Supplementary to the Company’s Charter setting forth the terms of the Series A Preferred Stock, Form of Warrant, Form of Registration Rights Agreement, and term sheet for post-closing arrangements with Mr. Hale (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 25, 2011)

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

FIRST MARINER BANCORP

Date:	May 16, 2011	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	May 16, 2011	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Bylaws of First Mariner Bancorp, filed herewith

10.1

Securities Purchase Agreement, dated April 19, 2011, by and among First Mariner Bancorp, First Mariner Bank and Priam Capital Fund I, LP, together with the Form of Articles Supplementary to the Company’s Charter setting forth the terms of the Series A Preferred Stock, Form of Warrant, Form of Registration Rights Agreement, and term sheet for post-closing arrangements with Mr. Hale (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 25, 2011)

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