Form 10-Q
period 2011-06-30
FIRST MARINER BANCORP
filed 2011-08-12
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The number of shares of common stock outstanding as of August 5, 2011 is 18,860,482 shares.

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

•                the failure of assumptions underlying the establishment of our allowance for loan losses that may prove to be materially incorrect or may not be borne out by subsequent events;

•                the success and timing of our business strategies and our ability to effectively carry out our business plan;

•                our inability to realize the benefits from our cost saving initiatives;

•                our ability to continue to operate as a going concern;

•                our ability to satisfy all closing conditions under the Purchase Agreement with Priam and under the securities purchase agreement;

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

•                an inability to attract and retain deposits;

•                an inability to raise sufficient capital to comply with the requirements of our regulators and for continued support of operations;

•                adverse changes in the securities’ markets;

•                continued listing of our Common Stock on the NASDAQ Capital Market;

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

•                the effects of competition from other commercial banks, thrifts, mortgage-banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market, and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with competitors offering banking products and services by mail, telephone, and the Internet;

•                our ability to successfully implement our capital plan;

•                our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure to problem assets;

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

•                 the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party; and

•                the risks described in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, and our Annual Report on Form 10-K as of and for the year ended December 31, 2010.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$179,479	$169,557
Federal funds sold and interest-bearing deposits	9,120	48,404
Securities available for sale, at fair value	56,549	27,826
Loans held for sale, at fair value	64,205	140,343
Loans receivable	736,611	811,687
Allowance for loan losses	(14,115)	(14,115)
Loans, net	722,496	797,572
Real estate acquired through foreclosure	28,066	21,185
Restricted stock investments	7,011	7,095
Premises and equipment, net	39,683	41,068
Accrued interest receivable	3,840	3,844
Bank-owned life insurance	36,856	36,188
Prepaid expenses and other assets	16,722	16,555

Total assets	$1,164,027	$1,309,637

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$109,290	$103,450
Interest-bearing	885,818	1,018,439
Total deposits	995,108	1,121,889
Short-term borrowings	68,484	84,399
Long-term borrowings	48,809	33,888
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities ($162 and $137 at fair value, respectively)	12,977	13,647
Total liabilities	1,177,446	1,305,891

Stockholders’ (deficit) equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 and 18,050,117 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	939	902
Additional paid-in capital	79,997	79,667
Retained deficit	(91,519)	(73,210)
Accumulated other comprehensive loss	(2,836)	(3,613)
Total stockholders’ (deficit) equity	(13,419)	3,746

Total liabilities and stockholders’ (deficit) equity	$1,164,027	$1,309,637

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest income:
Loans	$10,946	$12,817	$22,645	$26,261
Investments and other earning assets	706	675	1,196	1,436
Total interest income	11,652	13,492	23,841	27,697
Interest expense:
Deposits	4,088	5,452	8,591	11,062
Short-term borrowings	68	86	171	133
Long-term borrowings	846	1,004	1,624	2,651
Total interest expense	5,002	6,542	10,386	13,846
Net interest income	6,650	6,950	13,455	13,851
Provision for loan losses	5,780	4,350	6,580	6,540
Net interest income after provision for loan losses	870	2,600	6,875	7,311
Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	(92)	(177)	(28)	(307)
Less: Portion included in other comprehensive income (pre-tax)	(45)	(133)	(109)	(126)
Net OTTI charges on securities available for sale	(137)	(310)	(137)	(433)
Mortgage-banking revenue	2,398	2,188	3,333	4,695
ATM fees	788	799	1,559	1,534
Gain on debt exchange	—	958	—	958
Service fees on deposits	742	1,116	1,477	2,176
Gain on financial instruments carried at fair value	—	483	—	1,330
Gain on sale of securities available for sale	143	54	143	54
Gain on sale of premises and equipment	1	38	1	190
Commissions on sales of nondeposit investment products	154	126	272	271
Income from bank-owned life insurance	334	360	668	713
Other	323	269	491	435
Total noninterest income	4,746	6,081	7,807	11,923
Noninterest expense:
Salaries and employee benefits	5,859	6,312	12,129	12,908
Occupancy	2,029	2,195	4,205	4,566
Furniture, fixtures, and equipment	446	603	931	1,215
Professional services	1,318	591	2,482	1,311
Advertising	115	89	250	267
Data processing	389	481	844	883
ATM servicing expenses	230	224	438	428
Write-downs, losses, and costs of real estate acquired through foreclosure	1,658	2,859	3,417	4,544
FDIC insurance premiums	1,539	964	2,512	1,898
Service and maintenance	625	514	1,277	1,197
Other	2,408	2,306	4,506	4,210
Total noninterest expense	16,616	17,138	32,991	33,427
Net loss from continuing operations before income taxes and discontinued operations	(11,000)	(8,457)	(18,309)	(14,193)
Income tax benefit - continuing operations	—	(3,799)	—	(6,296)
Net loss from continuing operations	(11,000)	(4,658)	(18,309)	(7,897)
Loss from discontinued operations	—	—	—	(200)
Net loss	$(11,000)	$(4,658)	$(18,309)	$(8,097)

First Mariner Bancorp and Subsidiary

Consolidated Statements of Operations (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss per common share from continuing operations:
Basic	$(0.59)	$(0.28)	$(0.99)	$(0.68)
Diluted	$(0.59)	$(0.28)	$(0.99)	$(0.68)

Net loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.02)
Diluted	$—	$—	$—	$(0.02)

Net loss per common share:
Basic	$(0.59)	$(0.28)	$(0.99)	$(0.70)
Diluted	$(0.59)	$(0.28)	$(0.99)	$(0.70)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands except per share data)

	For the Six Months Ended June 30, 2011 (unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Comprehensive Loss
Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746
Net loss	—	—	—	(18,309)	—	(18,309)	$(18,309)
Common stock issued, net of costs	810,365	37	221	—	—	258	—
Stock-based compensation expense	—	—	5	—	—	5	—
Change in fair value of warrants	—	—	104	—	—	104	—
Changes in unrealized losses on securities, net of taxes	—	—	—	—	777	777	777
Comprehensive loss	—	—	—	—	—	—	$(17,532)
Balance at June 30, 2011	18,860,482	$939	$79,997	$(91,519)	$(2,836)	$(13,419)

	For the Six Months Ended June 30, 2010 (unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2009	6,452,631	$323	$56,771	$(26,621)	$(3,486)	$26,987
Net loss	—	—	—	(8,097)	—	(8,097)	$(8,097)
Common stock issued, net of costs	11,415,870	570	22,793	—	—	23,363	—
Stock-based compensation expense	—	—	14	—	—	14	—
Changes in unrealized losses on securities, net of taxes	—	—	—	—	599	599	599
Comprehensive loss	—	—	—	—	—	—	$(7,498)
Balance at June 30, 2010	17,868,501	$893	$79,578	$(34,718)	$(2,887)	$42,866

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(18,309)	$(8,097)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations	—	200
Stock-based compensation	5	14
Depreciation and amortization	1,677	1,998
Amortization of unearned loan fees and costs, net	290	25
Amortization (accretion) of premiums and discounts on mortgage-backed securities, net	15	(23)
Gain on financial instruments carried at fair value	—	(1,330)
Origination fees and gain on sale of mortgage loans	(2,777)	(3,574)
Gain on debt exchange	—	(958)
Net OTTI charges on securities available for sale	137	433
Gain on sale of securities available for sale	(143)	(54)
Decrease in accrued interest receivable	4	812
Provision for loan losses	6,580	6,540
Write-downs and losses on sale of real estate acquired through foreclosure	2,486	3,528
Gain on sale of premises and equipment	(1)	(190)
Increase in cash surrender value of bank-owned life insurance	(668)	(713)
Originations of mortgage loans held for sale (“LHFS”)	(398,580)	(487,643)
Proceeds from mortgage LHFS	476,517	497,702
Net decrease in accrued expenses and other liabilities	(297)	(1,176)
Net (increase) decrease in prepaids and other assets	(693)	1,695
Net cash provided by operating activities	66,243	9,189
Cash flows from investing activities:
Loan principal repayments, net	55,413	15,311
Repurchase of loans previously sold	(435)	(593)
Sale of restricted stock investments	85	—
Purchases of premises and equipment	(296)	(819)
Proceeds from disposals of premises and equipment	5	759
Sales of trading securities	—	10,083
Maturities/calls/repayments of trading securities	—	735
Activity in securities available for sale:
Maturities/calls/repayments	7,674	3,455
Sales	22,695	8,011
Purchases	(57,799)	(2,513)
Additional funds disbursed on real estate acquired through foreclosure	(772)	—
Proceeds from sales of real estate acquired through foreclosure	5,611	10,365
Net cash provided investing activities	32,181	44,794
Cash flows from financing activities:
Net decrease in deposits	(126,780)	(30,925)
Net decrease in other borrowed funds	(995)	(3,911)
Net (costs of) proceeds from stock issuance	(11)	10,645
Net cash used in financing activities	(127,786)	(24,191)
Increase in cash and cash equivalents	(29,362)	29,792
Cash and cash equivalents at beginning of period	217,961	173,703
Cash and cash equivalents at end of period	$188,599	$203,495
Supplemental information:
Interest paid on deposits and borrowed funds	$9,802	$14,620
Real estate acquired in satisfaction of loans	$14,205	$11,823
Transfer of loans held for sale to loan portfolio	$978	$—

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Information as of and for the three and six months

ended June 30, 2011 and 2010 is unaudited)

(1)                                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.  When used in these notes, the terms “the Company,”  “we,”  “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary.

The consolidated financial statements include the accounts of First Mariner and its wholly owned subsidiary, 1st Mariner Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Events occurring after the date of the financial statements were considered in the preparation of the financial statements.  Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2011.

The consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(2)                                 Going Concern Consideration

Due to the conditions and events discussed later in Note 6, substantial doubt exists as to our ability to continue as a going concern.  Management is taking various steps designed to improve the Bank’s capital position.  The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios.  Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 6 for more information on the agreements).  The Company continues to work with its advisors in an attempt to improve capital ratios.  The Company has entered into a definitive agreement regarding the raising of additional capital (see Note 6), however, no assurances can be made that the Company will ultimately meet the provisions and deadlines of the agreement.

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

(3)          Securities

The composition of our securities portfolio (all AFS) is as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$17,863	$431	$—	$18,294
Trust preferred securities	14,127	111	3,564	10,674
U.S. government agency notes	24,480	95	—	24,575
U.S. Treasury securities	1,026	1	—	1,027
Corporate obligations	932	103	—	1,035
Equity securities - banks	215	8	45	178
Equity securities - mutual funds	750	16	—	766
	$59,393	$765	$3,609	$56,549

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$2,216	$109	$—	$2,325
Trust preferred securities	14,269	101	3,906	10,464
U.S. government agency notes	12,075	12	16	12,071
U.S. Treasury securities	1,000	1	—	1,001
Corporate obligations	913	97	—	1,010
Equity securities - banks	215	11	29	197
Equity securities - mutual funds	750	8	—	758
	$31,438	$339	$3,951	$27,826

The amount of OTTI recorded as accumulated other comprehensive loss for the six months ended June 30, 2011 and June 30, 2010 was $109,000 and $126,000, respectively, on trust preferred securities.

Contractual maturities of debt securities at June 30, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Due in one year or less	$20,503	$20,561
Due after one year through five years	6,437	6,605
Due after five years through ten years	1,025	1,020
Due after ten years	12,600	9,125
Mortgage-backed securities	17,863	18,294
	$58,428	$55,605

The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Trust preferred securities	$—	$—	$5,906	$3,564	$5,906	$3,564
Equity securities - banks	—	—	88	45	88	45
	$—	$—	$5,994	$3,609	$5,994	$3,609

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Trust preferred securities	$340	$14	$5,722	$3,892	$6,062	$3,906
U.S. government agency notes	4,984	16	—	—	4,984	16
Equity securities - banks	—	—	105	29	105	29
	$5,324	$30	$5,827	$3,921	$11,151	$3,951

The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We recorded net OTTI charges of $137,000 for both the three and six months ended June 30, 2011.  We recorded net OTTI charges of $310,000 and $433,000 during the three and six months ended June 30, 2010, respectively.

The following shows the activity in OTTI related to credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Balance at beginning of period	$7,892	$6,766	$7,892	$6,643
Additional OTTI taken for credit losses	137	310	137	433
Balance at end of period	$8,029	$7,076	$8,029	$7,076

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

We purchased securities of $23.8 million and $57.8 million during the three and six months ended June 30, 2011, respectively, and sold securities of $22.7 million during both the three and six months ended June 30, 2011.  We purchased securities of $2.5 million during both the three and six months ended June 30, 2010 and sold AFS securities of $8.0 million and trading securities of $10.1 million during both the three and six months ended June 30, 2010.

At June 30, 2011, we held securities with an aggregate carrying value (fair value) of $48.6 million that we have pledged as collateral for certain hedging activities, borrowings, government deposits, and customer deposits.

(4)           Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Commercial	$61,832	$78,607
Commercial mortgage	329,745	349,691
Commercial construction	53,471	58,742
Consumer construction	21,701	31,107
Residential mortgage	127,439	144,194
Consumer	141,427	148,166
Total loans	735,615	810,507
Unearned loan fees, net	996	1,180
	$736,611	$811,687

The risks associated with each portfolio class are as follows:

Commercial and Commercial Mortgage - The primary loan-specific risks in commercial and commercial mortgage loans are:  deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default, and real estate collateral values determined through appraisals are not reflective of the true property values.

Porfolio risk includes condition of the economy, changing demand for these types of loans, large concentrations  of these types of loans, and geographic concentration of these types of loans.

Commercial Construction — loan-specific and portfolio risks related to commercial construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above.  Additional loan-specific risks include budget overruns and performance variables related to the contractor and subcontractors.

Consumer Construction — loan-specific and portfolio risks related to consumer construction loans to builders also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above.   An additional loan-specific risk is the risk that the builder has a geographical concentration of developments.  The risks related to consumer construction loans to ultimate homeowners carry the same risks as commercial construction loans as described above.

Residential Mortgage, Home Equities, and 2nd Mortgages — The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrower’s financial condition, whether the result of personal issues or a general economic downturn, and property values determined through appraisals are not reflective of the true property values.  The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

Other Consumer - The primary loan-specific risks of consumer loans are: unemployment, deterioration of the borrowers financial condition, whether the result of personal issues or a general economic downturn, and for certain consumer loans such as auto loans and boat loans, there is also a risk of deterioration in the value of the collateral.  The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $143,000 as of June 30, 2011 and $186,000 as of December 31, 2010.

Transferred Loans

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on mortgage-banking activities, any loan which is originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company’s loan portfolio is valued at fair value at the time of the transfer with any decline in value recorded as a charge against earnings.

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Beginning balance	$26,119	$23,194	$146	$333	$25,973	$22,861
Loans transferred	978	—	—	—	978	—
Charge-offs	(302)	(927)	(6)	(30)	(296)	(897)
Payments/amortization	(12)	(69)	(30)	(36)	18	(33)
Ending balance	$26,783	$22,198	$110	$267	$26,673	$21,931

Information on the activity in transferred loans and related accretable yield is as follows for the six months ended June 30:

	Loan Balance		Accretable Yield		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Beginning balance	$26,219	$24,575	$178	$423	$26,041	$24,152
Loans transferred	978	—	—	—	978	—
Loans moved to real estate acquired through foreclosure	(83)	(281)	—	(8)	(83)	(273)
Charge-offs	(302)	(962)	(6)	(33)	(296)	(929)
Payments/amortization	(29)	(1,134)	(62)	(115)	33	(1,019)
Ending balance	$26,783	$22,198	$110	$267	$26,673	$21,931

As of June 30, 2011 and December 31, 2010, we maintained servicing on mortgage loans sold to the Federal National Mortgage Association (“FNMA”) of approximately $2.4 million and $323.3 million, respectively.  We sold the majority of our servicing rights to Next Generation Financial Services (“NGFS”) in conjunction with the imminent closing of the sales transaction.

At June 30, 2011, we have pledged loans with a carrying value of $117.8 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24 month history.  This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage.  That percentage is then applied to the current period loan balances to determine the required reserve.  That calculation determines the required allowance for loan loss level.  We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated reserve.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment.  In general, this impairment is included as part of the allowance for loan losses (specific reserve) for modified loans and is charged-off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

As of and for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
		Commercial	Commercial	Consumer	Residential
(dollars in thousands)	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
Beginning Balance	$163	$2,600	$1,772	$478	$3,166	$2,624	$3,294	$14,097
Charge-offs	(2,873)	(469)	(597)	—	(1,189)	(961)	—	(6,089)
Recoveries	—	168	—	—	7	152	—	327
Net charge-offs	(2,873)	(301)	(597)	—	(1,182)	(809)	—	(5,762)
Provision for (reversal of) loan losses	2,943	287	607	(118)	911	1,274	(124)	5,780
Ending Balance	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115

	Six months ended June 30, 2011
		Commercial	Commercial	Consumer	Residential
(dollars in thousands)	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs	(2,873)	(509)	(597)	(24)	(1,539)	(1,431)	—	(6,973)
Recoveries	—	168	—	—	14	211	—	393
Net charge-offs	(2,873)	(341)	(597)	(24)	(1,525)	(1,220)	—	(6,580)
Provision for (reversal of) loan losses	2,815	385	326	(433)	1,388	1,892	207	6,580
Ending Balance	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115

Ending balance - individually evaluated for impairment	$—	$82	$17	$—	$418	$—	$—	$517
Ending balance - collectively evaluated for impairment	$233	$2,504	$1,765	$360	$2,477	$3,089	$3,170	$13,598

Ending loan balance - individually evaluated for impairment	$1,563	$21,857	$12,724	$509	$22,184	$1,147		$59,984
Ending loan balance - collectively evaluated for impairment	60,291	307,608	40,715	21,003	105,309	141,701		676,627
	$61,854	$329,465	$53,439	$21,512	$127,493	$142,848		$736,611

As of and for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010
		Commercial	Commercial	Consumer	Residential
(dollars in thousands)	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
Beginning Balance	$876	$3,225	$1,828	$228	$1,942	$940	$2,964	$12,003
Charge-offs	—	(184)	(671)	(164)	(2,327)	(1,041)	—	(4,387)
Recoveries	—	—	—	—	26	26	—	52
Net charge-offs	—	(184)	(671)	(164)	(2,301)	(1,015)	—	(4,335)
Provision for loan losses	1	317	301	153	2,220	1,220	138	4,350
Ending Balance	$877	$3,358	$1,458	$217	$1,861	$1,145	$3,102	$12,018

	Six months ended June 30, 2010
		Commercial	Commercial	Consumer	Residential
(dollars in thousands)	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
Beginning Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639
Charge-offs	—	(454)	(864)	(285)	(3,131)	(1,592)	—	(6,326)
Recoveries	—	—	—	—	89	76	—	165
Net charge-offs	—	(454)	(864)	(285)	(3,042)	(1,516)	—	(6,161)
Provision for loan losses	60	476	675	209	2,841	1,779	500	6,540
Ending Balance	$877	$3,358	$1,458	$217	$1,861	$1,145	$3,102	$12,018

Ending balance - individually evaluated for impairment	$—	$83	$236	$—	$278	$—	$—	$597
Ending balance - collectively evaluated for impairment	$877	$3,275	$1,222	$217	$1,583	$1,145	$3,102	$11,421

Ending loan balance - individually evaluated for impairment	$3,809	$23,151	$12,735	$2,094	$22,328	$1,290		$65,407
Ending loan balance - collectively evaluated for impairment	75,577	324,951	68,495	40,893	131,827	151,074		792,817
	$79,386	$348,102	$81,230	$42,987	$154,155	$152,364		$858,224

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

High Credit Quality (“RR2”) — This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating.  For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt.  Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition. No commercial construction loans may carry this rating at inception.  At June 30, 2011 and December 31, 2010, none of our loans carried this risk rating.

Above Average Credit Quality (“RR3”) — This category includes business loans to publicly traded companies with a B rating or better, commercial construction loans with a contingent-free take-out or substantial pre-leasing (75% or more of leasable space) with a  LTV ratio of 70% or less, residential construction loans with pre-sold units and a LTV ratio of 70% or less as long as sales are on a noncontingent basis and the overall project is progressing on schedule as originally determined, loans to individuals with liquid assets and strong net worth and the additional ability to service the debt from sources unrelated to the purpose of the credit extension, and monitored credits to borrowers of sound financial condition with approved advance rates providing adequate margin so that collateral can be easily liquidated within 90 days or less.

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

•      Credits where the borrower is in bankruptcy or the work out effort is proceeding toward legal remedies including foreclosure; and

•      All nonaccrual loans.

Doubtful (“RR9”) — Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable.  A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term.  Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification.  The classification is a deferral of the estimated loss until its more exact status may be determined.  Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans.   At June 30, 2011 and December 31, 2010, none of our loans carried this risk rating.

Loss (“RR10”) — Losses must be taken as soon as they are realized.  In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified.  In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed six months.  Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard.  This category includes advances in excess of calculated  current fair value which are considered uncollectible and do not warrant continuance as bankable assets.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.  Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off.  Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off.  At June 30, 2011 and December 31, 2010, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of June 30, 2011 and December 31, 2010:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	(dollars in thousands)
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
RR8	$1,993	$1,939	$29,704	$33,492	$13,427	$14,677	$232	$1,150	$45,356	$51,258
RR7	13,663	7,241	18,822	10,921	15,521	6,686	136	136	48,142	24,984
RR6	7,764	9,174	30,811	23,097	6,444	15,081	1,033	98	46,052	47,450
RR5	14,197	22,417	107,334	126,297	11,487	13,811	—	—	133,018	162,525
RR4	23,211	36,257	141,192	155,336	6,560	8,509	20,111	29,408	191,074	229,510
RR3	1,000	1,000	1,602	268	—	—	—	—	2,602	1,268
RR1	26	773	—	—	—	—	—	—	26	773
	$61,854	$78,801	$329,465	$349,411	$53,439	$58,764	$21,512	$30,792	$466,270	$517,768

We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming.  Loan performance is reviewed each quarter.  The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of June 30, 2011 and December 31, 2010:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Nonaccruing loans	$10,955	$11,877	$340	$946	$671	$—	$11,966	$12,823
Performing loans	116,538	132,332	115,480	119,874	26,357	28,890	258,375	281,096
	$127,493	$144,209	$115,820	$120,820	$27,028	$28,890	$270,341	$293,919

The following tables show the aging of our loans receivable by class.  Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are (1) well-secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccrual.

As of June 30, 2011:

			90 Days				90 Days
	31-59 Days	60-89 Days	or More	Total		Total	or More
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Commercial	$293	$1,325	$1,525	$3,143	$58,711	$61,854	$124
Commercial mortgage	12,950	5,184	22,575	40,709	288,756	329,465	5,476
Commercial construction	2,575	—	7,552	10,127	43,312	53,439	104
Consumer construction	1,033	609	632	2,274	19,238	21,512	123
Residential mortgage	—	6,514	11,668	18,182	109,311	127,493	712
Home equity and 2nd mortgage	2,019	480	532	3,031	112,789	115,820	192
Other consumer	268	6	671	945	26,083	27,028	—
	$19,138	$14,118	$45,155	$78,411	$658,200	$736,611	$6,731

As of December 31, 2010:

			90 Days				90 Days
	31-59 Days	60-89 Days	or More	Total		Total	or More
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
Commercial	$1,626	$169	$1,501	$3,296	$75,505	$78,801	$—
Commercial mortgage	4,957	2,706	28,943	36,606	312,805	349,411	1,952
Commercial construction	—	—	8,237	8,237	50,527	58,764	250
Consumer construction	2,168	379	1,257	3,804	26,988	30,792	—
Residential mortgage	10,919	7,789	12,653	31,361	112,848	144,209	776
Home equity and 2nd mortgage	3,221	390	946	4,557	116,263	120,820	—
Other consumer	125	592	—	717	28,173	28,890	—
	$23,016	$12,025	$53,537	$88,578	$723,109	$811,687	$2,978

Impaired loans include nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”).  The following tables show the breakout of impaired loans by class:

	June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,563	$1,563	$—	$1,517	$10	$2,873
Commercial mortgage	$18,028	$18,028	$—	$21,413	$189	$381
Commercial construction	$12,267	$12,267	$—	$12,602	$66	$597
Consumer construction	$353	$353	$—	$1,048	$1	$24
Residential mortgage	$9,661	$9,661	$—	$11,316	$86	$1,090
Home equity & 2nd mortgage	$476	$476	$—	$713	$2	$1,431
Other consumer	$671	$671	$—	$224	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,747	3,829	82	3,614	48	128
Commercial construction	440	457	17	444	2	—
Consumer construction	156	156	—	52	3	—
Residential mortgage	12,105	12,523	418	12,274	259	449
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$1,563	$1,563	$—	$1,517	$10	$2,873
Commercial mortgage	$21,775	$21,857	$82	$25,027	$237	$509
Commercial construction	$12,707	$12,724	$17	$13,046	$68	$597
Consumer construction	$509	$509	$—	$1,100	$4	$24
Residential mortgage	$21,766	$22,184	$418	$23,590	$345	$1,539
Home equity & 2nd mortgage	$476	$476	$—	$713	$2	$1,431
Consumer	$671	$671	$—	$224	$—	$—

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

The following table shows loans in nonaccrual status by class:

	June 30,	December 31,	June 30,
(dollars in thousands)	2011	2010	2010
Commercial	$1,401	$1,501	$959
Commercial mortgage	17,099	26,991	21,145
Commercial construction	7,448	7,987	10,144
Consumer construction	509	1,257	2,094
Residential mortgage	10,955	11,877	13,908
Home equity and 2nd mortgage	340	946	1,263
Other consumer	671	—	27
	$38,423	$50,559	$49,540

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the six months ended June 30, 2011 and 2010 was approximately $2.2 million for both periods and the actual interest income recorded on such loans for the six months ended June 30, 2011 and 2010 was approximately $314,000 and $461,000, respectively.

The following table shows the breakdown of loans we modified during the three and six months ended June 30:

	Three Months Ended June 30,
	2011			2010
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Commercial	—	$—	$—	—	$—	$—
Commercial mortgage	—	—	—	2	2,316	2,370
Commercial construction	—	—	—	4	3,067	3,398
Consumer construction	—	—	—	—	—	—
Residential mortgage	1	566	579	7	5,141	5,133
Home equity and 2nd mortgage	—	—	—	6	941	941
Other consumer	—	—	—	—	—	—
	1	$566	$579	19	$11,465	$11,842

	Six Months Ended June 30,
	2011			2010
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Commercial	1	$163	$163	—	$—	$—
Commercial mortgage	2	2,195	2,195	2	2,316	2,370
Commercial construction	—	—	—	7	5,551	5,882
Consumer construction	—	—	—	—	—	—
Residential mortgage	1	566	579	10	6,766	6,758
Home equity and 2nd mortgage	—	—	—	6	941	941
Other consumer	—	—	—	—	—	—
	4	$2,924	$2,937	25	$15,574	$15,951

The following table shows defaults in the stated period of modifications made during the previous year:

	Three Months Ended June 30,
	2011		2010
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	—	$—	2	$2,850
Commercial mortgage	—	—	—	—
Commercial construction	—	—	—	—
Consumer construction	—	—	—	—
Residential mortgage	—	—	2	477
Home equity and 2nd mortgage	—	—	—	—
Other consumer	—	—	—	—
	—	$—	4	$3,327

	Six Months Ended June 30,
	2011		2010
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	—	$—	2	$2,850
Commercial mortgage	—	—	—	—
Commercial construction	—	—	—	—
Consumer construction	—	—	—	—
Residential mortgage	—	—	3	857
Home equity and 2nd mortgage	—	—	—	—
Other consumer	—	—	—	—
	—	$—	5	$3,707

Total TDRs as of June 30, 2011 and December 31, 2010 amounted to $24.9 million and $24.2 million, respectively, of which $3.3 million and $2.8 million, respectively, were also in nonaccrual status.

(5)           Junior Subordinated Deferrable Interest Debentures

The following table shows the subordinated debt issued by First Mariner Bancorp and the related trust preferred securities (“Trust Preferred Securities”) issued at June 30, 2011 and December 31, 2010:

			Trust
			Preferred
	Subordinated		Securities
	Debt Issued		Issued by
	to Trust		Trust		Date of	Optional	Stated
Trust	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	Original Issue	Redemption Date	Maturity
MCT II	$6,186	$6,186	$6,000	$6,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	14,949	14,500	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	5,158	5,158	5,000	5,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	10,310	10,000	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	10,310	10,000	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	5,155	5,000	5,000	August 18, 2005	September 15, 2010	September 15, 2035
	$52,068	$52,068	$50,500	$50,500

First Mariner issued junior subordinated deferrable interest debentures to six statutory trust subsidiaries, Mariner Capital Trust (“MCT”) II, MCT III, MCT IV, MCT V, MCT VI, and MCT VII (collectively, the “Trusts”). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing trust preferred securities. In accordance with FASB guidance, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The payment and redemption terms of the debentures and related Trust Preferred Securities are substantially identical.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption. The junior subordinated deferrable interest debentures are redeemable prior to maturity at our option on or after their optional redemption dates.

As of June 30, 2011, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II — 335 basis points; MCT III — 325 basis points; MCT IV — 305 basis points; MCT V — 310 basis points; MCT VI — 205 basis points; and MCT VII — 195 basis points.

The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $407,000 and $810,000, respectively, for the three and six months ended June 30, 2011, and $415,000 and $1.1 million, respectively, for the three and six months ended June 30, 2010.  In 2009, we elected to defer interest payments on the debentures.  This defferal is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At June 30, 2011, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

In June, 2010, the Company executed an Exchange agreement (the “Exchange”) with an  unaffiliated  third party who purchased, from an independent third party, $1.0 million of trust preferred securities issued by MCT IV.  On June 30, 2010, pursuant to the terms of the Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share.  Upon completion of the Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  The transaction resulted in a gain of $571,000, net of taxes of $387,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average quarterly assets. As of June 30, 2011 and December 31, 2010, the Bank was “under capitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of June 30, 2011 and December 31, 2010 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital (to risk-weighted assets):
Consolidated	$(10,595)	(1.3)%	$65,742	8.0%	$82,178	10.0%
Bank	56,743	6.9%	65,636	8.0%	82,045	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(10,595)	(1.3)%	32,871	4.0%	49,307	6.0%
Bank	46,429	5.7%	32,818	4.0%	49,227	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(10,595)	(0.9)%	48,498	4.0%	60,623	5.0%
Bank	46,429	3.8%	48,464	4.0%	60,580	5.0%

As of December 31, 2010
Total capital (to risk-weighted assets):
Consolidated	$19,344	2.1%	$74,825	8.0%	$93,531	10.0%
Bank	75,277	8.0%	74,832	8.0%	93,540	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	9,672	1.0%	37,412	4.0%	56,119	6.0%
Bank	63,544	6.8%	37,416	4.0%	56,124	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	9,672	0.7%	53,780	4.0%	67,226	5.0%
Bank	63,544	4.7%	53,926	4.0%	67,407	5.0%

The Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund, insures deposits of accountholders up to $250,000, with the exception of noninterest-bearing transaction accounts, which are insured without limit through December 31, 2012. The Bank pays an annual premium to provide for this insurance.

The Bank is a member of the FHLB System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, or June 30, 2011.  The failure to achieve these capital requirements could result in further action by our regulators.

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

First Mariner Bancorp is also a party to agreements with the Federal Reserve Bank (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2011, those capital ratios were (0.9)%, (1.3)%, and (1.3)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

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

Securities Purchase Agreement

On April 19, 2011, the Company and the Bank entered into a securities purchase agreement with Priam Capital Fund I, LP. For a description of the material terms of the securities purchase agreement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.

Liquidity

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $188.6 million at June 30, 2011, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include loans held for sale, which totaled $64.2 million at June 30, 2011, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 74.0% at June 30, 2011 and 72.4% at December 31, 2010.

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

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The plan permits the granting of share options and shares to our directors and key employees.  We recognized stock based compensation costs of $7,000 for the three months ended June 30, 2010 and $5,000 and $14,000 for the six months ended June 30, 2011 and 2010, respectively.  We did not record any stock compensation expense during the second quarter of 2011.  As of June 30, 2011, all compensation expense related to currently outstanding options and warrants has been recognized.

During the first half of 2010, we issued warrants to purchase 366,174 shares of common stock in Exchange transactions with Mr. Hale, the Company’s Chairman and Chief Executive Officer (“CEO”) and with an unaffiliated third party.  The warrants vested immediately upon issuance.

As of June 30, 2011, all options and warrants to purchase shares of common stock were fully vested.  All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the six months ended June 30, 2011 and 2010:

	2011		Weighted-		2010		Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	930,228	$7.92			668,593	$12.20
Granted	—	—			366,174	1.15
Forfeited/cancelled	(89,400)	2.63			(104,439)	11.70
Oustanding at end of year	840,828	8.02	3.2	$—	930,328	7.90	3.8	$—
Exercisable at end of year	840,828	8.02	3.2	$—	922,328	7.92	3.8	$—

The weighted average fair value of the warrants issued for the six months ended June 30, 2010 was $0.74.  There were no options granted or warrants issued in 2011.  The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended June 30, 2010:

Dividend yield	—
Expected volatility	92.87%
Risk-free interest rate	2.60%
Expected lives	5 years

There were no options or warrants exercised during 2011 or 2010.

Options and warrants outstanding are summarized as follows at June 30, 2011:

	Options and	Weighted Average	Options and
	Warrants	Remaining	Warrants
	Outstanding	Contractual Life	Exercisable
Exercise Price	(shares)	(in years)	(shares)
$1.09	18,348	4.0	18,348
1.15	347,826	3.7	347,826
4.15	11,200	6.8	11,200
5.41	2,754	6.5	2,754
5.70	34,500	6.7	34,500
7.40	250	0.2	250
9.16	850	0.5	850
9.86	1,350	1.3	1,350
10.45	91,250	0.5	91,250
10.70	650	0.7	650
11.68	125,250	1.5	125,250
11.95	600	1.6	600
12.03	2,500	0.8	2,500
13.00	700	1.8	700
13.33	7,300	5.8	7,300
13.52	3,000	1.8	3,000
16.67	4,800	3.8	4,800
16.70	1,800	4.3	1,800
16.95	2,300	2.3	2,300
17.45	18,500	4.5	18,500
17.77	133,100	3.6	133,100
18.20	4,950	2.8	4,950
18.38	18,650	2.6	18,650
18.94	2,350	5.4	2,350
19.30	6,050	4.8	6,050
	840,828		840,828

(8)           Comprehensive Loss

Comprehensive loss is defined as net loss plus transactions and other occurrences which are the result of nonowner changes in equity.  Our nonowner equity changes are comprised of unrealized gains or losses on AFS securities that are accumulated with net loss in determining comprehensive loss.

Components of our comprehensive loss are as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Net loss	$(11,000)	$(4,658)	$(18,309)	$(8,097)
Other comprehensive income items:
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $455, $(77), $529, and $252, respectively)	673	(114)	781	373
Reclassification adjustment for net (gains) losses on securities (net of tax (expense) benefit of $(3), $103, $(3), and $153, respectively) included in net loss	(4)	152	(4)	226
Total other comprehensive income	669	38	777	599
Total comprehensive loss	$(10,331)	$(4,620)	$(17,532)	$(7,498)

(9)           Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options,warrants and their equivalents are computed using the “treasury stock” method.  For the three- and six-month periods ended June 30, 2011 and 2010, all options and warrants were antidilutive and excluded from the computations due to our realized net losses.

Information relating to the calculation of loss per common share is summarized as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2011	2010	2011	2010
Weighted-average share outstanding - basic	18,640,914	16,554,918	18,524,312	11,540,665
Dilutive securities - options and warrants	—	—	—	—
Adjusted weighted-average shares outstanding - dilutive	18,640,914	16,554,918	18,524,312	11,540,665

Net loss from continuing operations	$(11,000)	$(4,658)	$(18,309)	$(7,897)
Net loss from discontinued operations	—	—	—	(200)
Net loss	$(11,000)	$(4,658)	$(18,309)	$(8,097)

Basic:
Net loss from continuing operations	$(0.59)	$(0.28)	$(0.99)	$(0.68)
Net loss from discontinued operations	—	—	—	(0.02)
Net loss	$(0.59)	$(0.28)	$(0.99)	$(0.70)

Diluted:
Net loss from continuing operations	$(0.59)	$(0.28)	$(0.99)	$(0.68)
Net loss from discontinued operations	—	—	—	(0.02)
Net loss	$(0.59)	$(0.28)	$(0.99)	$(0.70)

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

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	June 30, 2011
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period Losses
Securities:
Mortgage-backed securities	$18,294	$—	$18,294	$—	$—
Trust preferred securities	10,674	—	9,715	959	(137	)(1)
U.S. government agency notes	24,575	—	24,575	—	—
U.S. Treasury securities	1,027	—	1,027	—	—
Corporate obligations	1,035	—	1,035	—	—
Equity securities - banks	178	—	178	—	—
Equity securities - mutual funds	766	—	766	—	—
	$56,549	$—	$55,950	$959	$(137)

Warrants	$162	$—	$—	$162	$—
LHFS	64,205	—	64,205	—	1,789
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $85,802)	86,600	—	86,600	—	273
Forward contracts to sell mortgage-backed securities (notional amount of $79,500)	79,368	—	79,368	—	(2,229)

(1) Represents net OTTI charges taken on certain Level 3 securities

	December 31, 2010
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period Losses
Securities:
Mortgage-backed securities	$2,325	$—	$2,325	$—	$—
Trust preferred securities	10,464	—	9,477	987	(1,249	)(1)
U.S. government agency notes	12,071	—	12,071	—	—
U.S. Treasury securities	1,001	—	1,001	—	—
Corporate obligations	1,010	—	1,010	—	—
Equity securities - banks	197	—	197	—	—
Equity securities - mutual funds	758	—	758	—	—
	$27,826	$—	$26,839	$987	$(1,249)

Mortgage servicing rights (“MSR” or “MSRs”)	$1,309	$—	$—	$1,309	$(309)
Warrants	137	—	—	137	—
LHFS	140,343	—	140,343	—	(655)
IRLCs (notional amount of $71,228)	71,753	—	71,753	—	479
Forward contracts to sell mortgage-backed securities (notional amount of $125,500)	127,424	—	127,424	—	(3,288)

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

As of June 30, 2011, $959,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective.  The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

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

(1)     Ratings as of June 30, 2011.

(2)     Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date then an auction of the collateral debt securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the collateral manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(3)     3/6ML - 3 or 6 Month LIBOR; LIBOR (London Interbank Offered Rate)- daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of June 30, 2011:

	Key Model Assumptions Used In Pricing
	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3) (6)	Premium (4)	MTM Adj (5) (6)
ALESCO Preferred Funding VII	36.0%	1.2%	$52.86	12.00%	$39.46
ALESCO Preferred Funding XI	36.0%	4.2%	47.22	12.00%	39.24
MM Community Funding	68.0%	9.8%	19.43	12.00%	13.01
MM Community Funding IX	47.0%	10.2%	64.27	12.00%	53.43

(1)          The anticipated level of total defaults from the issuers within the pool of performing collateral as of June 30, 2011. There are no recoveries assumed on any default.

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

(6)          Price per $100

	June 30, 2011		December 31, 2010
	Model	Fair Value	Model	Fair Value
	Result (1)	(in thousands)	Result (1)(2)	(in thousands)
ALESCO Preferred Funding VII	$13.40	$134	$9.38	$94
ALESCO Preferred Funding XI	7.98	394	7.81	386
MM Community Funding	6.42	160	9.88	247
MM Community Funding IX	10.84	271	10.41	260
		$959		$987

(1) Price per $100

(2) Based on December 31, 2010 assumptions

During 2011 and 2010, we determined that OTTI had occurred with respect to two of our pooled trust preferred securities. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $137,000 for both the three and six months ended June 30, 2011 and $310,000 and $433,000 for the three months and six months ended June 30, 2010, respectively.

Warrants

As of June 31, 2010, certain warrants were classified as Level 3.  See Note 7 for information related to the calculation of fair value of the warrants.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2011 and 2010:

	2011			2010
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs	Warrants
Balance at beginning of period	$1,051	$1,232	$266	$1,302	$1,086	$238
Warrants issued	—	—	—	—	—	13
MSR amortization	—	(58)	—	—	(73)	—
Change in fair value included in additional paid-in capital	—	—	(104)	—	—	—
Total realized losses included in other comprehensive loss	(137)	—	—	(310)	(4)	—
Reduction due to transfer of servicing rights to NGFS	—	(1,174)	—	—	—	—
Total unrealized gains included in other comprehensive loss	45	—	—	133	—	—
Balance at end of period	$959	$—	$162	$1,125	$1,009	$251

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 and 2010:

	2011			2010
(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs	Warrants
Balance at beginning of period	$987	$1,309	$137	$1,432	$1,176	$—
Warrants issued	—	—	—	—	—	251
MSR amortization	—	(135)	—	—	(155)	—
Change in fair value included in additional paid-in capital	—	—	25	—	—	—
Total realized losses included in other comprehensive loss	(137)	—	—	(433)	(12)	—
Reduction due to transfer of servicing rights to NGFS	—	(1,174)	—	—	—	—
Total unrealized gains included in other comprehensive loss	109	—	—	126	—	—
Balance at end of period	$959	$—	$162	$1,125	$1,009	$251

There were no transfers between any of Levels 1, 2, and 3 during either the three and six months ended June 30, 2011 or June 30, 2011.  During the three months ended June 30, 2011, we sold our MSRs to NGFS in conjunction with the imminent closing of that sales transaction.

Other Financial Instruments Measured on a Recurring Basis

Loans Held for Sale

Loans held for sale are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

IRLCs

We engage an experienced independent third party to estimate the fair market value of our IRLC. IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan.  Fair value is adjusted for the estimated probability of the loan closing with the borrower.

Forward Contracts to Sell Mortgage-Backed Securities

Fair value of these commitments is determined based upon the quoted market values of the securities.

Financial Instruments Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	June 30, 2011
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$59,984	$—	$—	$59,984
Real estate acquired through foreclosure	28,066	—	—	28,066

	December 31, 2010
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$71,970	$—	$—	$71,970
Real estate acquired through foreclosure	21,185	—	—	21,185

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

For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, a specific reserve is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure.  Total impaired loans had a carrying value of $60.0 million and $72.0 million as of June 30, 2011 and December 31, 2010, respectively, with specific reserves of $517,000 and $588,000 as of June 30, 2011 and December 31, 2010, respectively.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost (“LCM”) or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $28.1 million as of June 30, 2011 and $21.2 million as of December 31, 2010.  During 2011, we added $14.2 million to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $2.5 million.  We disposed of $5.6 million of foreclosed properties.

Other Financial Instruments

The carrying value and estimated fair value of financial instruments are summarized in the following table.  Certain financial instruments disclosed previously in this footnote are excluded from this table.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Value	Fair Value	Value	Fair Value
Assets:
Cash and cash equivalents	$188,599	$188,599	$217,961	$217,961
Loans receivable	736,611	741,857	811,687	812,417
Restricted stock investments	7,011	7,011	7,095	7,095
Liabilities:
Deposits	995,108	1,010,327	1,121,889	1,141,321
Long- and short-term borrowings	117,293	121,095	118,287	120,150
Junior subordinated deferrable interest debentures	52,068	34,070	52,068	32,060

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

The following tables present certain information regarding our business segments:

For the six month period ended June 30, 2011:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$22,526	$1,315	$23,841
Interest expense	9,827	559	10,386
Net interest income	12,699	756	13,455
Provision for loan losses	6,580	—	6,580
Net interest income after provision for loan losses	6,119	756	6,875
Noninterest income	4,474	3,333	7,807
Noninterest expense	28,932	4,059	32,991
Net intersegment income	1,138	(1,138)	—
Net loss before income taxes	$(17,201)	$(1,108)	$(18,309)
Total assets	$1,099,822	$64,205	$1,164,027

For the six month period ended June 30, 2010:

	Commercial and	Mortgage-
(dollars in thousands)	Consumer Banking	Banking	Total
Interest income	$25,886	$1,811	$27,697
Interest expense	12,653	1,193	13,846
Net interest income	13,233	618	13,851
Provision for loan losses	6,540	—	6,540
Net interest income (loss) after provision for loan losses	6,693	618	7,311
Noninterest income	7,228	4,695	11,923
Noninterest expense	29,185	4,242	33,427
Net intersegment income	1,180	(1,180)	—
Net loss before income taxes	$(14,084)	$(109)	$(14,193)
Total assets	$1,226,559	$115,600	$1,342,159

(12)         Recent Accounting Pronouncements

Pronouncements Adopted

In July, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The standard is effective for interim and annual reporting periods ending after December 15, 2010.  In January of 2011, this standard was updated by ASU No. 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20,” which temporarily delays the provisions of ASU No. 2010-20 for troubled debt restructurings until the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring in order to ensure more consistent disclosures about troubled debt restructurings.  The effective date for the new TDR guidance is for interim and annual periods ending after June 15, 2011.  We began providing the aforementioned disclosures in the Consolidated Financial Statements as of and for the three years ended December 31, 2010.

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

Recent Developments

On May 18, 2011, NASDAQ notified the Company that it did not meet the listing requirement to maintain a minimum of $2,500,000 in stockholders’ equity set forth in NASDAQ Listing Rule 5550(b)(1) (the “Listing Rule).  In addition, the Company did not meet the market value of listed securities or net income from continued operations alternatives of the Listing Rule.

On July 15, 2011, First Mariner Bancorp (the “Company”) received a letter from The NASDAQ Stock Market notifying the Company that NASDAQ has determined not to approve the Company’s request for continued listing on the NASDAQ Capital Market.  This notification has no effect on the listing of the Company’s securities at this time.

On July 21, 2011, the Company requested a hearing in order to appeal NASDAQ’s delisting determination.  The hearing will delay the delisting of the Company’s securities pending the decision of a NASDAQ Hearings Panel.  A hearing has been scheduled to take place on August 25, 2011.  Written decisions are issued within approximately 30 days of the date of the hearing.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”).  The Company had over 520 employees (approximately 509 full-time equivalent employees) as of June 30, 2011.

The Bank, with assets exceeding $1.1 billion as of June 30, 2011, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland as well as portions of Maryland’s eastern shore.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage had assets of $64.2 million and $140.3 million as of June 30, 2011 and December 31, 2010, respectively, and generated revenue of $4.6 million and $6.5 million, respectively, in the six months ended June 30, 2011 and 2010.  They recognized losses of $1.1 million and $109,000 during the six months ended June 30, 2011 and 2010, respectively.  Origination volume during the six months ended June 30, 2011 and 2010 was $398.6 million and $487.6 million, respectively.  During 2011, 70% of the originations were made in the state of Maryland, 12% in the immediately surrounding states, and the remaining 18% in other states throughout the country.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.  See Note 11 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

Next Generation Financial Services (“NGFS”), a division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States.  The final settlement of sale on this division is expected to occur during the third quarter of 2011.  In anticipation of the final settlement, we transferred all Mortgage Servicing Rights (“MSR” or “MSRs”) to the buyer of NGFS during the second quarter of 2011. We do not expect to realize any significant benefit or losses from the sale of NGFS.

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

Allowance for loan losses

Our allowance for loan losses represents an estimated amount that, in management’s judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. Management uses a disciplined process and methodology to establish the allowance for losses each quarter.  To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to: (1) the commercial loan portfolio; (2) the commercial mortgage loan portfolio; (3) the construction loan portfolios (both commercial and consumer); (4) the residential mortgage loan portfolio; (5) the home equity and second mortgage loan portfolio; and (6) the other consumer loan portfolio.

To determine the balance of the allowance account, loans are pooled by portfolio segment and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period.  For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

Commercial (including commercial mortgages) and construction loans (including both commercial and consumer) are generally evaluated for impairment when the loan becomes 90 days past due and/or is rated as substandard.  The difference between the fair value of the collateral, less estimated selling costs and the carrying value of the loan is charged-off at that time. Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier.  Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). The above charge-off guidelines may not apply if the loan is both well secured and in the process of collection.  These charge-off policies have not changed in the last three years.

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

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2011 and December 31, 2010, we maintained a valuation allowance against the full amount of our deferred tax assets.

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

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the lower of cost (“LCM”) or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.   Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things.  Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Write-downs at time of transfer are made through the allowance for loan losses.  Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Financial Condition

At June 30, 2011, our total assets were $1.2 billion compared to the $1.3 billion at December 31, 2010.  Earning assets decreased $161.9 million, or 15.6%, to $873.5 million at June 30, 2011 from $1.0 billion at December 31, 2010.  We experienced decreases in loans receivable (-$75.1 million), loans held for sale (-$76.1 million), and federal funds sold and interest-bearing deposits (-$39.3 million), partially offset by growth in cash and due from banks (+$9.9 million) and securities AFS (+$28.7 million).  Deposits and capital decreased $126.8 million and $17.2 million, respectively.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $56.5 million and $27.8 million, respectively, in securities classified as AFS as of June 30, 2011 and December 31, 2010.  During the first half of 2011, we purchased $57.8 million in U.S. agency and mortgage-backed securities in order to utilize some of our excess liquidity.

We recorded $137,000 and $433,000 in net OTTI charges during the six months ended June 30, 2011 and 2010, respectively, related to pooled trust preferred securities. Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $2.8 million at June 30, 2011 compared to a net unrealized loss of $3.6 million at December 31, 2010.

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

Our securities AFS portfolio composition is as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Mortgage-backed securities	$18,294	$2,325
Trust preferred securities	10,674	10,464
U.S. government agency notes	24,575	12,071
U.S. Treasury securities	1,027	1,001
Corporate obligations	1,035	1,010
Equity securities - banks	178	197
Equity securities - mutual funds	766	758
	$56,549	$27,826

Loans Held for Sale (“LHFS”)

We originate residential mortgage loans for sale on the secondary market.  At June 30, 2011 and December 31, 2010, such loans held for sale amounted to $64.2 million and $140.3 million, respectively.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things.  If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser for losses related to the loan, depending on the agreement with the purchaser.  In addition other factors may cause us to be required to repurchase or “make-whole” a loan previously sold.

Prior to January 1, 2008, we used investor contracts that required us to repurchase and “make-whole” requests on loans sold prior to that date. We experienced losses on loans closed prior to 2008 due to borrower loan payment default. After January 1, 2008, we revised our contract and terms process to include the elimination of early payment default as a risk factor in the majority of our investor contracts and resulting loan sales. The most common reason for a loan repurchase for loans sold since January 1, 2008 is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor.  Repurchases amounted to $435,000 and $593,000 during the six months ended June 30, 2011 and 2010, respectively. Our reserve for potential repurchases was $304,000 and $127,000 as of June 30, 2011 and December 31, 2010, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Prior to August 2010, we recorded LHFS at LCM. After that date, we recorded LHFS at fair value.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30,	Percent	December 31,	Percent
(dollars in thousands)	2011	of Total	2010	of Total
Commercial	$61,854	8.4%	$78,801	9.7%
Commercial mortgage	329,465	44.7%	349,411	43.1%
Commercial construction	53,439	7.3%	58,764	7.2%
Consumer construction	21,512	2.9%	30,792	3.8%
Residential mortgage	127,493	17.3%	144,209	17.8%
Consumer	142,848	19.4%	149,710	18.4%
Total loans	$736,611	100.0%	$811,687	100.0%

Total loans decreased $75.1 million during the first six months of 2011.  We experienced lower balances in all loan types: commercial (-$16.9 million), commercial mortgage (-$19.9 million), commercial construction (-$5.3 million), consumer construction (-$9.3 million), residential mortgage (-$16.7 million), and consumer (-$6.9 million).  During the first six months of 2011, we were less aggressive in our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the June 30, 2011 total included above, $24.2 million represents loans made to borrowers for the development of residential real estate.  This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2010 and the first half of 2011 due to overall weakness in the residential housing sector.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Raw residential land	$5,966	$6,617
Residential subdivisions	4,833	5,653
Single residential lots	3,086	3,589
Single family construction	4,866	4,949
Townhome construction	640	912
Multi-family unit construction	4,849	6,135
	$24,240	$27,855

Transferred Loans

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $25.5 million in first-lien mortgage loans and $1.2 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios at June 30, 2011.

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

For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology.  As of June 30, 2011, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.  For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

To establish the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24 month history, which gives us the most current and relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated reserve.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required reserves.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations).  In general, this impairment amount is included as part of the allowance for loan losses for modified loans and is charged-off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

See our charge-off policies under “Critical Accounting Policies-allowance for loan losses” above.

See information on partial charge-offs later in this section.

Commercial

Credit risk in commercial lending, which includes commercial, commercial mortgage, commercial construction, and consumer construction loans, can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.

The risks associated with each portfolio class are as follows:

Commercial and Commercial Mortgage - The primary loan-specific risks in commercial and commercial mortgage loans are: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default, and real estate collateral values determined through appraisals are not reflective of the true property values.

Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

Commercial Construction — loan-specific and portfolio risks related to commercial construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above.  Additional loan-specific risks include budget overruns and performance variables related to the contractor and subcontractors.

Consumer Construction — loan-specific and portfolio risks related to consumer construction loans to builders also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above.   An additional loan-specific risk is the risk that the builder has a geographical concentration of developments.  The risks related to consumer construction loans to ultimate homeowners carry the same risks as commercial construction loans as described above.

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

Consumer

Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals.  The risks associated with each portfolio class are as follows:

Residential Mortgage, Home Equities, and 2nd Mortgages — The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn, and property values determined through appraisals are not reflective of the true property values.  The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

Other Consumer - The primary loan-specific risks of consumer loans are: unemployment, deterioration of the borrowers financial condition, whether the result of personal issues or a general economic downturn, and for certain consumer loans such as auto loans and boat loans, there is also a risk of deterioration in the value of the collateral.  The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

Generally, consumer loans are segregated into homogeneous pools with similar risk characteristics. We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming. Trends such as delinquency and loss and current economic conditions in consumer loan pools are analyzed and historical loss experience is adjusted accordingly.  Quantitative and qualitative adjustment factors for the different consumer portfolios are consistent with those for the commercial portfolios.  Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier.  Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). These charge-off guidelines may not apply if the loan is both well secured and in the process of collection or is a troubled debt restructure (“TDR”) (see discussion on TDRs later in this section).

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the specific and general portions of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems.  Executive management reviews these conditions quarterly.  Economic factors are an important consideration in determining the adequacy of the loan loss reserve.  A strong regional and national economy will reduce the probability of losses.  Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probably of losses.  Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

The following basis points have been added to the respective portfolios for environmental factors as follows:

	June 30,	December 31,
	2011	2010
Commercial	$0.26%	$0.26%
Commercial mortgage	0.85%	0.80%
Commercial construction	0.85%	0.80%
Consumer construction	0.53%	0.43%
Residential mortgage	0.55%	0.45%
Consumer	0.45%	0.40%

We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

The changes in the allowance are presented in the following table for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning of period	$14,097	$12,003	$14,115	$11,639
Loans charged off:
Commercial	(2,873)	—	(2,873)	—
Commercial mortgage	(469)	(184)	(509)	(454)
Commercial construction	(597)	(671)	(597)	(864)
Consumer construction	—	(164)	(24)	(285)
Residential mortgage	(1,189)	(2,327)	(1,539)	(3,131)
Consumer	(961)	(1,041)	(1,431)	(1,592)
Total charge-offs	(6,089)	(4,387)	(6,973)	(6,326)
Recoveries:
Commercial	—	—	—	—
Commercial mortgage	168	—	168	—
Commercial construction	—	—	—	—
Consumer construction	—	—	—	—
Residential mortgage	7	26	14	89
Consumer	152	26	211	76
Total recoveries	327	52	393	165
Net charge-offs	(5,762)	(4,335)	(6,580)	(6,161)
Provision for loan losses	5,780	4,350	6,580	6,540
Allowance for loan losses, end of period	$14,115	$12,018	$14,115	$12,018
Loans (net of premiums and discounts):
Period-end balance	$736,611	$858,224	$736,611	$858,224
Average balance during period	751,440	860,092	773,447	872,838
Allowance as a percentage of period-end loan balance	1.92%	1.40%	1.92%	1.40%
Percent of average loans:
Provision for loan losses	3.09%	2.03%	1.72%	1.51%
Net charge-offs	3.08%	2.02%	1.72%	1.42%

The following table summarizes our allocation of allowance by loan type:

	June 30, 2011			December 31, 2010
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
(dollars in thousands)	Amount	of Total	Loans	Amount	of Total	Loans
Commercial	$233	1.7%	8.4%	$291	2.1%	9.7%
Commercial mortgage	2,586	18.3%	44.7%	2,542	18.0%	43.1%
Commercial construction	1,782	12.6%	7.3%	2,053	14.5%	7.2%
Consumer construction	360	2.5%	2.9%	817	5.8%	3.8%
Residential mortgage	2,895	20.5%	17.3%	3,032	21.5%	17.8%
Consumer	3,089	21.9%	19.4%	2,417	17.1%	18.4%
Unallocated	3,170	22.5%	—	2,963	21.0%	—
Total	$14,115	100.0%	100.0%	$14,115	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $14.1 million as of both June 30, 2011 and December 31, 2010.  Any changes in the allowance from period to period reflects management’s ongoing application of its methodologies to establish the allowance, which, in 2011, included a slight increase in the allowance for commercial mortgage loans and an increase in the allowance for consumer loans.   We also increased the unallocated allowance to reflect negative market trends and other qualitative factors.  Recent economic conditions have had a broad impact on our loan portfolio as a whole.  While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures that our borrowers are experiencing.

The provision for loan losses recognized to maintain the allowance was $5.8 million and $6.6 million for the three and six months ended June 30, 2011, respectively, compared to $4.4 million and $6.5 million for the three and six months ended June 30, 2010, respectively.  We recorded net charge-offs of $6.6 million during the first six months of 2011 compared to net charge-offs of $6.2 million during the same period of 2010.  During the first half of 2011, net charge-offs as compared to average loans outstanding increased to 1.72%, compared to 1.42% during the same period of 2010.  We recorded a significant amount of charge offs as a result of our policy to charge off all fair value deficiencies instead of carrying a specific reserve (except with respect to nonaccrual TDRs).  Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any specific allowance attributable to that loan.  They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio.  Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three and six months ended June 30, 2011 amounted to $934,000 and $1.4 million, respectively.  Total partial charge-offs of nonaccrual loans for the three and six months ended June 30, 2010 amounted to $852,000 and $1.6 million, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three and six months ended June 30, 2011 was $7.7 million and $15.2 million, respectively and the total amount of nonaccrual loans for which we recorded partial charge-offs for the three and six months ended June 30, 2010 was $4.0 million and $11.4 million, respectively.

Our allowance as a percentage of outstanding loans has increased from 1.40% as of December 31, 2010 to 1.92% as of June 30, 2011, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.  Charge-offs and transfers to real estate acquired through foreclosure continued to be significant during the first half of 2011.

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

Management believes the allowance for loan losses is adequate as of June 30, 2011.  Our total allowance at June 30, 2011 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio.  We based this determination on several factors:

•                  We maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

•                  In accordance with FASB guidance, we individually analyze all nonperforming assets (“NPA” or “NPAs”) and all credits risk rated 8 or above for impairment. We immediately charge-off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings (“RR”) of RR8 at fair value) (see additional detail related to risk ratings in Note 4 to the Consolidated Financial Statements);

•                  In accordance with FASB guidance, we calculate our required reserves based upon a rolling 24 month average of actual charge-offs, thereby utilizing current trend data of actual losses. These calculated loss percentages are then applied to our current loan balance by loan type to determine the required reserves;

•                  We apply environmental factors to calculate an unallocated reserve range. This unallocated reserve is meant to cover any negative economic and business trends that may develop; and

•                  The combination of the calculated required reserve plus the range of the unallocated reserve results in a total range to our allowance for loan losses. Our allowance for loan losses has been within the estimated ranges.

Our determination of the appropriate allowance level is based upon a number of assumptions we make about future events, which we believe are reasonable, but which may or may not prove valid. Thus, there can be no assurance that our charge-offs in future periods will not exceed our allowance for loan losses or that we will not need to make additional increases in our allowance for loan losses.

NPAs and Loans 90 Days Past Due and Still Accruing

For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt.  For larger loans and other individually identified loans, management applies FASB guidance on impaired loan accounting to determine accrual status.  Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward.

Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. All commercial NPAs are required to be appraised no less than annually. For residential and consumer nonperforming loans below $500,000 an alternative valuation method (“AVM”) may be used in lieu of an appraisal. AVMs are obtained from an unrelated independent third party company. The third party valuation utilizes a comparative sales based methodology analysis. It also has the ability to handle geographic anomalies, and advanced algorithms which, when coupled with access to multiple data sources, returns accurate and reliable valuation results. The turnaround time for these AVMs is generally within a few minutes of our request. As such, the use of AVMs in no way adversely impacts our overall valuation process, nor does it negatively affect the amount or timing of any provisions or charge-offs. In fact, the quick turnaround time of these AVMs help identify potential losses immediately.

As part of our asset monitoring activities, we maintain a Workout Committee that meets three times per month. During these Workout Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed weekly to senior management and is also discussed and reviewed at the Workout Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date.  Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific operating markets, which are predominantly the Baltimore metropolitan and surrounding counties, and portions of northern Virginia.

As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. We recognize interest on nonaccrual loans only when it is received. In general, loans are charged off when a loan or a portion thereof is considered uncollectible.  We determine that the entire balance of a loan is contractually delinquent for all classes if the minimum payment is not received by the specified due date.  Interest and fees continue to accrue on past due loans until the date the loan goes in nonaccrual status.

NPAs, expressed as a percentage of total assets, totaled 5.71% at June 30, 2011, 5.48% at December 31, 2010, and 5.15% at June 30, 2010.  The ratio of allowance for loan losses to nonperforming loans was 36.73% at June 30, 2011, 27.92% at December 31, 2010, and 24.26% at June 30, 2010.  The increase in this ratio from December 31, 2010 to June 30, 2011was due primarily to a decrease in the amount of nonperforming loans, but no net change in the allowance for loan losses.  Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2010.   We record a significant amount of charge offs as it is our policy to charge off all fair value deficiencies instead of carrying a specific reserve (except with respect to nonaccrual TDRs).

The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	June 30,	December 31,	June 30,
(dollars in thousands)	2011	2010	2010
Nonaccruing loans:
Commercial	$1,401	$1,501	$959
Commercial mortgage	17,099	26,991	21,145
Commercial construction	7,448	7,987	10,144
Consumer construction	509	1,257	2,094
Residential mortgage	10,955	11,877	13,908
Consumer	1,011	946	1,290
	38,423	50,559	49,540
Real estate acquired through foreclosure:
Commercial	83	—	—
Commercial mortgage	10,151	3,317	1,734
Commercial construction	7,499	7,094	10,086
Consumer construction	3,129	3,553	5,402
Residential mortgage	6,227	7,154	2,269
Consumer	977	67	69
	28,066	21,185	19,560
Total nonperforming assets	$66,489	$71,744	$69,100

Loans past-due 90 days or more and accruing:
Commercial	$124	$—	$867
Commercial mortgage	5,476	1,952	6,480
Commercial construction	104	250	—
Consumer construction	123	—	—
Residential mortgage	712	776	3,367
Consumer	192	—	392
	$6,731	$2,978	$11,106

Nonaccrual loans decreased $12.1 million from December 31, 2010 to $38.4 million at June 30, 2011.  The commercial loan nonaccrual balance consisted of ten loans, with the largest balance amounting to $548,000.  One loan in the amount of $74,000 was placed in nonaccrual status during the first half of 2011.  All of the remaining commercial loans were in nonaccrual status as of December 31, 2010.  Of the $1.5 million in nonaccrual commercial loans as of December 31, 2010, one loan in the amount of $162,000 was returned to accrual status during 2011.

The commercial mortgage loan nonaccrual balance consisted of 35 loans, with the largest balance amounting to $4.6 million.  We placed 12 commercial mortgage loans totaling $1.9 million in nonaccrual status in 2011.  Of the balance at December 31, 2010, $7.3 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during the first six months of 2011, $252,000 were charged off, and $2.2 million were returned to accrual status.

The commercial construction nonaccrual balance consisted of nine loans, with the largest balance amounting to $4.6 million.  We placed two commercial construction loans totaling $582,000 in nonaccrual status in 2011.  All of the remaining commercial construction loans were in nonaccrual status as of December 31, 2010.  Of the $8.0 million in commercial construction loans in nonaccrual status as of December 31, 2010, $792,000 were charged off.

The consumer construction nonaccrual balance consisted of three loans in the amount of $509,000, of which one loan was in nonaccrual status at December 31, 2010.  The remaining two loans in the amount of $277,000 were placed on nonaccrual status during 2011.  Of the $1.3 million in consumer construction loans in nonaccrual status at December 31, 2010, we transferred one loan totaling $83,000 to real estate acquired through foreclosure, charged off one loan totaling $24,000, and returned one loan in the amount of $918,000 to accrual status.

The residential mortgage nonaccrual balance consisted of 38 loans, with the largest balance amounting to $872,000.  We placed $3.8 million of these loans in nonaccrual status during the six months ended June 30, 2011.  Of the $11.9 million balance of nonaccrual residential mortgage loans at December 31, 2010, we transferred $4.6 million to real estate acquired through foreclosure, received a pay off on one loan for $203,000, returned $337,000 to accrual status, and charged off $341,000.

The consumer loan nonaccrual balance consisted of eight loans, three of which were placed in nonaccrual status during 2011.  These loans are well secured and we have determined that they do not require charge-off as of June 30, 2011.

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the three and six months ended June 30, 2011 was approximately $800,000 and $2.2 million, respsectively, and the interest which would have been recorded on such loans for the three and six months ended June 30, 2010 was approximately $700,000 and $2.2 million, respectively.

The actual interest income recorded on those loans for the three months and six months ended June 30, 2011 was approximately $99,000 and $314,000, respectively, and the actual interest income recorded on those loans for the three months and six months ended June 30, 2010  was approximately $291,000 and $461,000, respectively.

Real estate acquired through foreclosure increased $6.9 million when compared to December 31, 2010, with increases in all loan segments, with the exception of consumer construction and residential mortgage.  We transferred approximately $7.9 million, $331,000, and $977,000 in commercial mortgage, commercial construction, and consumer loans, respectively, to real estate acquired through foreclosure during the six months ended June 30, 2011.  The decreases in the remaining loan segments were due to resolution of the properties through foreclosure sales or buyouts.

Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $3.0 million at December 31, 2010 to $7.8 million as of June 30, 2011.  The commercial loan total of $124,000 consists of two loans, the largest of which amounted to $$94,000.  The commercial mortgage loan total of $5.5 million consists of four loans, the largest of which amounted to $3.3 million, the commercial construction loan total of $104,000 consisted of one loan, the consumer construction loan total consisted one loan, the residential mortgage loan total of $712,000 consisted of four loans, the largest of which amounted to $359,000, and the consumer loan total consists of two home equity loans and two second mortgage loans.

Not all of the loans newly classified as nonaccrual since December 31, 2010 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.  Additionally, in general, we charge-off all impairment amounts immediately for all loans that are not TDRs.

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

The composition of our TDRs is illustrated in the following table at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Commercial:
Nonaccrual	$—	$—
90 days or more and accruing	$—	$—
< 90 days past due/current	$162	$—
	$162	$—
Commercial mortgage:
Nonaccrual	586	1,490
90 days or more and accruing	—	—
< 90 days past due/current	4,759	2,856
	5,345	4,346
Commercial construction:
Nonaccrual	353	353
90 days or more and accruing	104	—
< 90 days past due/current	5,172	5,287
	5,629	5,640
Consumer construction:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	—	—
	—	—
Residential mortgage:
Nonaccrual	2,105	—
90 days or more and accruing	—	450
< 90 days past due/current	11,229	12,697
	13,334	13,147
Consumer:
Nonaccrual	253	923
90 days or more and accruing	—	—
< 90 days past due/current	136	121
	389	1,044
Totals:
Nonaccrual	$3,297	$2,766
90 days or more and accruing	$104	$450
< 90 days past due/current	$21,458	$20,961
	$24,859	$24,177

The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $718,000 and $1.4 million for the three and six months ended June 30, 2011, respectively, and $525,000 and $1.1 million for the three and six months ended June 30, 2010, respectively. The actual interest income recorded on these loans for the three and six months ended June 30, 2011 and 2010 was $120,000 and $449,000, respectively, and $229,000 and $458,000, respectively.

For a nonaccrual TDR loan to be returned to accrual status, a borrower must make six consecutive monthly payments in accordance with the loan’s restructured terms. Additionally, the borrower must demonstrate the ability to keep the loan current going forward.

The following table shows the breakdown of loans modified during the three and six months ended June 30:

	Three Months Ended June 30,
	2011			2010
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Commercial	—	$—	$—	—	$—	$—
Commercial mortgage	—	—	—	2	2,316	2,370
Commercial construction	—	—	—	4	3,067	3,398
Consumer construction	—	—	—	—	—	—
Residential mortgage	1	566	579	7	5,141	5,133
Home equity and 2nd mortgage	—	—	—	6	941	941
Other consumer	—	—	—	—	—	—
	1	$566	$579	19	$11,465	$11,842

	Six Months Ended June 30,
	2011			2010
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
(dollars in thousands)	Modifications	Modification	Modification	Modifications	Modification	Modification
Commercial	1	$163	$163	—	$—	$—
Commercial mortgage	2	2,195	2,195	2	2,316	2,370
Commercial construction	—	—	—	7	5,551	5,882
Consumer construction	—	—	—	—	—	—
Residential mortgage	1	566	579	10	6,766	6,758
Home equity and 2nd mortgage	—	—	—	6	941	941
Other consumer	—	—	—	—	—	—
	4	$2,924	$2,937	25	$15,574	$15,951

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

The following tables show the breakout of impaired loans by class:

	June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,563	$1,563	$—	$1,517	$10	$2,873
Commercial mortgage	$18,028	$18,028	$—	$21,413	$189	$381
Commercial construction	$12,267	$12,267	$—	$12,602	$66	$597
Consumer construction	$353	$353	$—	$1,048	$1	$24
Residential mortgage	$9,661	$9,661	$—	$11,316	$86	$1,090
Home equity & 2nd mortgage	$476	$476	$—	$713	$2	$1,431
Other consumer	$671	$671	$—	$224	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,747	3,829	82	3,614	48	128
Commercial construction	440	457	17	444	2	—
Consumer construction	156	156	—	52	3	—
Residential mortgage	12,105	12,523	418	12,274	259	449
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$1,563	$1,563	$—	$1,517	$10	$2,873
Commercial mortgage	$21,775	$21,857	$82	$25,027	$237	$509
Commercial construction	$12,707	$12,724	$17	$13,046	$68	$597
Consumer construction	$509	$509	$—	$1,100	$4	$24
Residential mortgage	$21,766	$22,184	$418	$23,590	$345	$1,539
Home equity & 2nd mortgage	$476	$476	$—	$713	$2	$1,431
Consumer	$671	$671	$—	$224	$—	$—

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Charge-Offs
With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

Deposits

Deposits totaled $995.1 million at June 30, 2011, decreasing $126.8 million or 11.3% from the December 31, 2010 balance of $1.1 billion.  During the first half of 2011, we experienced significant decreases in time deposits and NOW and money market accounts.  These decreases were primarily rate driven, with a significant amount of the time deposit decrease incurred in our nonbrokered national time deposit campaign, which is a program where the Bank utilizes several nonbrokered rate listing services to provide incremental funding as needed.  We pay an annual subscription fee for the privilege of posting rates on their websites.  The subscription-based services allow the Bank to place or receive funds from other subscribers.  Requests to invest are placed through the listing website and the account is funded by wire.   At the present time, only financial institutions are allowed to place funds with the Bank.

In addition to the loss of deposits from our nonbrokered national time deposit campaign, during the last half of 2010 and the first half of 2011, approximately $34 million in brokered time deposits matured.  We experienced additional decreases in time deposits and in other deposit types as customers moved funds out of time deposits and into savings accounts or out of the Bank in search of higher-yielding products.  The deposit breakdown is as follows:

	June 30, 2011		December 31, 2010
		Percent		Percent
(dollars in thousands)	Balance	of Total	Balance	of Total
NOW & money market savings deposits	$133,196	13.4%	$138,173	12.3%
Regular savings deposits	58,277	5.8%	56,652	5.1%
Time deposits	694,345	69.8%	823,614	73.4%
Total interest-bearing deposits	885,818	89.0%	1,018,439	90.8%
Noninterest-bearing demand deposits	109,290	11.0%	103,450	9.2%
Total deposits	$995,108	100.0%	$1,121,889	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of June 30, 2011 and December 31, 2010, our core deposits were $365.2 million and $413.3 million, respectively.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at June 30, 2011 and December 31, 2010.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances.  We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets.  Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily.  Due to our capital adequacy status (see Note 6 to the consolidated financial statements), the FHLB has limited our borrowings to $132.0 million.  Our outstanding FHLB advance balance at both June 30, 2011 and December 31, 2011 was $107.0 million.

Long-term borrowings, which totaled $48.8 million and $33.9 million at June 30, 2011 and December 31, 2010, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building.  We held $40.0 million and $25.0 million in long-term FHLB advances at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the balance on the mortgage loan was $8.8 million and $8.9 million, respectively.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings decreased from $84.4 million at December 31, 2010 to $68.5 million at June 30, 2011.  We held $67.0 million and $82.0 million in short-term FHLB advances at June 30, 2011 and December 31, 2010, respectively.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures outstanding as of both June 30, 2011 and December 31, 2010 totaled $52.1 million.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption. The subordinated debentures are redeemable prior to maturity at First Mariner’s option on or after its optional redemption dates.  In 2009, we elected to defer interest payments on the debentures.  This deferral is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

First Mariner Bancorp has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At June 30, 2011, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

In June, 2010, the Company executed an Exchange agreement (the “Exchange”) with a third party unaffiliated with the Company at the time of the Exchange, who purchased, from an independent third party, $1.0 million of trust preferred securities issued by Mariner Capital Trust (“MCT”) IV.   On June 30, 2010, pursuant to the terms of the Exchange, the $1.0 million of trust preferred securities held by the third party were exchanged for 91,743 shares of common stock plus warrants to purchase 18,348 shares at $1.09 per share.  Upon completion of the Exchange, the Company canceled the $1.0 million of trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating this long term debt.  The transaction resulted in a gain of $571,000, net of taxes of $387,000.

Capital Resources

Stockholders’ equity decreased $17.1 million in the first half of 2011 to a deficit of $(13.4) million from $3.7 million as of December 31, 2010.

Common stock and additional paid-in-capital increased by $367,000 due to the issuance of common stock to directors and certain employees as part of their compensation as well as the change in the value of the warrants outstanding.  We did not repurchase any common stock during 2011, nor was any stock issued through the employee stock purchase plan.  Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $777,000.  Retained deficit increased by the net loss of $18.3 million for the first half of 2011.

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

Capital is classified as Tier I capital (common stockholders’ equity less certain intangible assets plus a portion of the Trust Preferred Securities) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier I capital). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio (Tier I capital to average quarterly assets).

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  As of June 30, 2011, the Bank was “under capitalized” under the regulatory framework for prompt corrective action.

The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2011	2010	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	(0.9)%	0.7%	4.0%
The Bank	3.8%	4.7%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	(1.3)%	1.0%	4.0%
The Bank	5.7%	6.8%	4.0%
Total capital to risk-weighted assets:
Consolidated	(1.3)%	2.1%	8.0%
The Bank	6.9%	8.0%	8.0%

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, or June 30, 2011.  The failure to achieve these capital requirements could result in further action by our regulators.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank has adopted and submitted a liquidity plan to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, or pay effective yields on deposits that are greater than those generally paid in its markets.

First Mariner Bancorp is also a party to Federal Reserve Bank (“FRB”) Agreements (the “FRB Agreements”), which, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2011, those capital ratios were (0.9)%, (1.3)%, and (1.3)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

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

See information related to an Exchange Agreement under “Borrowings” above.  Also, see information regarding the Securities Purchase Agreement” included in Note 6 to the consolidated financial statements.

Results of Operations

Net Loss

Six Months Ended June 30:

For the six months ended June 30, 2011, we realized a net loss of $18.3 million compared to a net loss of $8.1 million for the six month period ended June 30, 2010.  Basic and diluted losses per share for the first six months of 2011 and 2010 totaled $(0.99) and $(0.70), respectively.

Return on average assets, the product of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the six months ended June 30, 2011 was (2.95)% compared to (1.18)% for the corresponding period in 2010.  All profitability indicators were significantly affected by our net losses.

Three months Ended June 30:

For the three months ended June 30, 2011, we realized a net loss of $11.0 million compared to a net loss of $4.7 million for the three month period ended June 30, 2010.  Basic and diluted losses per share for the first three months of 2011 and 2010 totaled $(0.59) and $(0.28), respectively.

Return on average assets, (annualized) for the three months ended June 30, 2011 was (3.64)% compared to (1.34)% for the corresponding period in 2010. All profitability indicators were significantly affected by our net losses.

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

Six Months Ended June 30:

Net interest income for the first six months of 2011 totaled $13.5 million, a decrease of $396,000 from $13.9 million for the six months ended June 30, 2010. The decrease in net interest income during the first half of 2011 was primarily due to a decrease in the yield earned on interest-earning assets from 5.51% for the six months ended June 30, 2010 to 5.09% for the six months ended June 30, 2011 and to a decrease in the volume of earning assets.  Net interest margin increased to 2.85% from 2.73%.

Interest Income

Total interest income decreased by $3.9 million for the six months ended June 30, 2011 due primarily to the decreased yield on interest-earning assets, from 5.51% for the six months ended June 30, 2010 to 5.09% for the six months ended June 30, 2011.  Yields on earning assets continue to be affected by the level of NPAs and corresponding interest reversals.  In addition to lower yields, our level of interest-earning assets was lower during 2011 ($934.0 million) compared to 2010 ($1.0 billion) due to our continued attempt to improve the quality of our loan portfolio and slowing of origination activity.

Average loans outstanding decreased by $99.4 million.  We experienced decreases in almost all loan segments:  commercial (-$11.3 million), commercial and consumer construction (-$35.3 million and -$20.6 million, respectively), residential mortgage (-$28.9 million), and consumer (-$7.4 million).  These decreases were partially offset by an increase in commercial mortgage (+$4.0 million) and were due primarily our continued efforts to improve the quality of our loan portfolio as well as a weak real estate market, which has led to the reduction of new real estate loans and reduced values of the collateral of currently-held real estate loans and foreclosures.

Average loans held for sale decreased $15.1 million, due to lower origination volumes.  Average securities increased by $21.6 million.  During 2011, we purchased $57.8 million in securities in order to better utilize our liquidity.

Interest Expense

Interest expense decreased by $3.5 million to $10.4 million for the six months ended June 30, 2011, compared to $13.8 million for the same period in 2010.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.27% for the six months ended June 30, 2010 to 1.84% for the six months ended June 30, 2011.  We also experienced a $92.6 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 2.13% in 2010 to 1.79% in 2011 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity.  All deposit types experienced decreased rates during the six months ended June 30, 2011.

Average interest-bearing deposits decreased by $79.4 million primarily due to decreases in the volume of all deposit types, with the exception of savings deposits.  A decrease in average borrowings of $13.2 million was due primarily to the cancellation of certain junior subordinated debt (see “Borrowings” above).  We experienced a decrease in the costs of borrowed funds from 3.07% for the six months ended June 30, 2010 to 2.13% for the same period in 2011 due to the decline in variable-rate trust preferred security costs, decreased junior subordinated debt, and lower short-term borrowing costs.

Three Months Ended June 30:

Net interest income for the second quarter of 2011 totaled $6.7 million, a decrease of $300,000 from $7.0 million for the second quarter of 2010. The decrease in net interest income during the second quarter of 2011 was primarily due to a decrease in the yield earned on interest-earning assets from 5.38% for the three months ended June 30, 2010 to 5.04% for the three months ended June 30, 2011. The net interest margin increased to 2.86% from 2.75%.

Interest Income

Total interest income decreased by $1.8 million for the three months ended June 30, 2011 due primarily to the decreased yield earned on interest-earning assets, from 5.38% for the three months ended June 30, 2010 to 5.04% for the three months ended June 30, 2011.  Average interest-earning assets decreased $77.2 million during the three months ended June 20, 2011.

Average loans outstanding decreased by $108.7 million.  We experienced decreases in all loan segments as follows: commercial (-$13.3 million), commercial mortgage (-$4.9 million), commercial and consumer construction (-$29.5 million and -$22.5 million, respectively), residential mortgage (-$29.4 million), and consumer (-$9.0 million). The decrease in commercial (including commercial mortgage) and construction (both commercial and consumer) loans was due to management’s decision to reduce these types of loan origination to improve asset quality given the current economic environment and the deterioration of the real estate market, respectively.  The decrease in residential mortgage loans was due primarily to decreased portfolio lending activity and write downs of impaired loans.

Average loans held for sale decreased $29.8 million, due to lower volume and faster execution of loans sales to investors.  Average securities increased by $47.7 million, due primarily to the purchase of securities of $23.8 million during the three months ended June 30, 2011.

Interest Expense

Interest expense decreased by $1.5 million to $5.0 million for the three months ended June 30, 2011, compared to $6.5 million for the same period in 2010.  We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.14% for the three months ended June 30, 2010 to 1.83% for the three months ended June 30, 2011, and a lower level of interest-bearing liabilities.  The decrease in the rate paid on interest-bearing deposits from 2.07% in 2010 to 1.77% in 2011 was driven by decreases in the rates on all deposit account types.  Average interest-bearing deposits decreased by $126.2 million primarily due to maturing time deposits from our national nonbrokered time deposit program (see description above).  A decrease in average borrowings of $2.3 million was due to the cancellation of certain junior subordinated deferrable interest debentures (see “Borrowings” above).  We experienced a decrease in the costs of borrowed funds from 2.54% for the three months ended June 30, 2010 to 2.16% for the same period in 2011 due to the decline in variable-rate trust preferred security costs and lower short-term borrowing costs.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Six Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$67,378	$1,815	5.36%	$78,678	$2,055	5.19%
Commercial mortgage	341,813	10,528	6.13%	337,777	10,487	6.18%
Commercial construction	56,466	1,547	5.45%	91,753	2,350	5.09%
Consumer construction	25,157	609	4.87%	45,731	1,327	5.83%
Residential mortgage	136,626	3,531	5.17%	165,541	4,615	5.58%
Consumer	146,007	3,290	4.53%	153,358	3,547	4.65%
Total loans	773,447	21,320	5.50%	872,838	24,381	5.57%
Loans held for sale	61,178	1,325	4.33%	76,292	1,880	4.93%
Securities, trading and AFS	54,245	920	3.39%	32,658	1,174	7.19%
Interest-bearing deposits	38,027	276	1.45%	13,622	256	3.76%
Restricted stock investments, at cost	7,071	—	—	7,934	6	0.14%

Total earning assets	933,968	23,841	5.09%	1,003,344	27,697	5.51%

Allowance for loan losses	(14,169)			(12,393)
Cash and other nonearning assets	331,470			392,860
Total assets	$1,251,269	23,841		$1,383,811	27,697

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Interest-bearing deposits:
NOW deposits	$6,275	18	0.58%	$7,458	28	0.75%
Savings deposits	58,624	41	0.14%	55,923	81	0.29%
Money market deposits	130,040	370	0.57%	145,162	462	0.64%
Time deposits	770,786	8,162	2.14%	836,580	10,491	2.53%
Total interest-bearing deposits	965,725	8,591	1.79%	1,045,123	11,062	2.13%
Borrowings	169,726	1,795	2.13%	182,934	2,784	3.07%

Total interest-bearing liabilities	1,135,451	10,386	1.84%	1,228,057	13,846	2.27%

Noninterest-bearing demand deposits	104,986			108,311
Other noninterest-bearing liabilities	12,838			11,021
Stockholders’ (deficit) equity	(2,006)			36,422
Total liabilities and stockholders’ (deficit) equity	$1,251,269	10,386		$1,383,811	13,846

Net interest income/net interest spread		$13,455	3.25%		$13,851	3.24%
Net interest margin			2.85%			2.73%

(1)          Nonaccrual loans are included in average loans.

(2)          There are no tax equivalency adjustments

	For the Three Months Ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$65,226	$911	5.52%	$78,500	$1,021	5.15%
Commercial mortgage	332,438	5,030	5.99%	337,359	5,182	6.08%
Commercial construction	55,752	760	5.39%	85,234	1,015	4.71%
Consumer construction	21,652	238	4.42%	44,156	532	4.83%
Residential mortgage	132,609	1,758	5.30%	162,053	2,263	5.59%
Consumer	143,763	1,652	4.60%	152,790	1,774	4.65%
Total loans	751,440	10,349	5.47%	860,092	11,787	5.45%
Loans held for sale	54,120	597	4.41%	83,907	1,030	4.91%
Securities, trading and AFS	74,544	559	3.00%	26,851	516	7.67%
Interest-bearing deposits	32,504	147	1.81%	18,025	154	3.42%
Restricted stock investments, at cost	7,047	—	—	7,934	5	0.27%

Total earning assets	919,655	11,652	5.04%	996,809	13,492	5.38%

Allowance for loan losses	(13,984)			(12,786)
Cash and other nonearning assets	306,781			407,464
Total assets	$1,212,452	11,652		$1,391,487	13,492

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Interest-bearing deposits:
NOW deposits	$5,940	9	0.58%	$7,313	13	0.74%
Savings deposits	59,348	14	0.10%	58,133	43	0.30%
Money market deposits	127,863	188	0.59%	140,304	214	0.61%
Time deposits	735,738	3,877	2.11%	849,334	5,182	2.45%
Total interest-bearing deposits	928,889	4,088	1.77%	1,055,084	5,452	2.07%
Borrowings	169,698	914	2.16%	172,009	1,090	2.54%

Total interest-bearing liabilities	1,098,587	5,002	1.83%	1,227,093	6,542	2.14%

Noninterest-bearing demand deposits	106,074			108,363
Other noninterest-bearing liabilities	13,281			10,383
Stockholders’ (deficit) equity	(5,490)			45,648
Total liabilities and stockholders’ (deficit) equity	$1,212,452	5,002		$1,391,487	6,542

Net interest income/net interest spread		$6,650	3.21%		$6,950	3.24%
Net interest margin			2.86%			2.75%

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2011
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$378	$(488)	$(110)	$171	$(411)	$(240)
Commercial mortgage	(78)	(74)	(152)	(193)	234	41
Commercial construction	746	(1,001)	(255)	432	(1,235)	(803)
Consumer construction	(42)	(252)	(294)	(193)	(525)	(718)
Residential mortgage	(112)	(393)	(505)	(322)	(762)	(1,084)
Consumer	(17)	(105)	(122)	(90)	(167)	(257)
Total loans	875	(2,313)	(1,438)	(195)	(2,866)	(3,061)
Loans held for sale	(96)	(337)	(433)	(211)	(344)	(555)
Securities, trading and AFS	(1,857)	1,900	43	(1,492)	1,238	(254)
Interest-bearing deposits	(368)	361	(7)	(463)	483	20
Restricted stock investments, at cost	(4)	(1)	(5)	(5)	(1)	(6)

Total interest income	(1,450)	(390)	(1,840)	(2,366)	(1,490)	(3,856)

Interest paid on:
Interest-bearing deposits:
NOW deposits	(2)	(2)	(4)	(6)	(4)	(10)
Savings deposits	(35)	6	(29)	(50)	10	(40)
Money market deposits	(7)	(19)	(26)	(46)	(46)	(92)
Time deposits	(661)	(644)	(1,305)	(1,548)	(781)	(2,329)
Total interest-bearing deposits	(705)	(659)	(1,364)	(1,650)	(821)	(2,471)
Borrowings	(161)	(15)	(176)	(800)	(189)	(989)

Total interest expense	(866)	(674)	(1,540)	(2,450)	(1,010)	(3,460)

Net interest income	$(584)	$284	$(300)	$84	$(480)	$(396)

Noninterest Income

Six Months Ended June 30:

Noninterest income for the six months ended June 30, 2011 was $7.8 million, a decrease of $4.1 million or 34.5% from the comparable period of 2010 primarily due to decreases in mortgage-banking revenue and deposit service charges and fees, partially offset by a decrease in the amount of net OTTI charges taken during the six months ended June 30, 2011.  In addition, during the six months ended June 30, 2010, we recorded a gain on a debt exchange with no comparable gain in 2011.

Mortgage-banking revenue decreased from $4.7 million for the six months ended June 30, 2010 to $3.3 million for the six months ended June 30, 2011 due primarily to a decline in the volume of loan originations.  The volume of loans sold decreased from $497.7 million in 2010 to $476.5 million in 2011.

We recorded $137,000 in net OTTI during 2011compared to $433,000 of net OTTI during 2010.

During 2010, we recognized a $958,000 gain on the extinguishment of a portion of our junior subordinated deferrable interest debentures in an exchange transaction.  See “Borrowings” above for details about the transaction.

Deposit service charges declined to $1.5 million for the first half of 2011 from $2.2 million for the first half of 2010 due primarily to the implementation of new regulations that limited certain fees on deposit accounts.  During the six months ended June 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.3 million.  Those trading assets were sold late in 2010 and the related liabilities were refinanced in 2010 with liabilities not recorded at fair value.  During 2010, we also recorded gains on the sale of other assets of $190,000.

We sold securities of $22.7 million during the six months ended June 30, 2011, which resulted in a net gain of $143,000. During the six months ended June 30, 2010, we recorded a $54,000 net gain on the sale of $8.0 million in securities.

Three Months Ended June 30:

Noninterest income for the three months ended June 30, 2011 was $4.7 million, a decrease of $1.3 million or 22.0% from the comparable period of 2010 due primarily to a decrease in deposit service charges and fees.

Deposit service charges declined to $742,000 in the second quarter of 2011 from $1.1 million for the second quarter of 2010 due to the implementation of new regulations that limited certain fees on deposit accounts.  During the three months ended June 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $483,000 compared with no such gain in 2011 as we sold the trading assets and refinanced the liabilities with ones not recorded at fair value.  We recorded $137,000 in net OTTI during the three months ended June 30, 2011 compared to $310,000 of net OTTI during the same period of 2010.  In addition, we recorded a $958,000 gain on the debt exchange during the three months ended June 30, 2010 with no comparable gain in 2011.

Noninterest expenses

Six Months Ended June 30:

For the six months ended June 30, 2011, noninterest expenses decreased $436,000 to $33.0 million compared to $33.4 million for the same period of 2010.

The decreases in salaries and benefits, occupancy, and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs.  Professional service costs increased due to regulatory compliance costs and costs related to loan workouts.

Write-downs, losses, and costs of real estate acquired through foreclosure decreased $1.1 million, as foreclosed assets were sold.

We experienced an increase in our deposit insurance costs of $614,000 as our premium rates assessed by the FDIC increased for the six months ended June 30, 2011 compared to the same period of 2010.

Three months Ended June 30:

For the three months ended June 30, 2011, noninterest expenses decreased $522,000, or 3.0%, to $16.6 million compared to $17.1 million for the same period of 2010.  The decreases in salaries and benefits, occupancy, and furniture and equipment costs, were a reflection of our continuing efforts in reducing controllable costs.

Professional service costs increased due to regulatory compliance costs and costs related to loan workouts.  Deposit insurance costs increased $575,000 as our premium rates assessed by the FDIC increased.

Write-downs, losses, and costs of real estate acquired through foreclosure decreased $1.2 million, as foreclosed assets were sold.

The following table shows the breakout of other noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Office supplies	$124	$109	$214	$212
Printing	87	57	166	126
Corporate insurance	312	283	680	601
Consulting fees	350	225	665	412
Marketing/promotion	151	371	370	389
Postage	168	25	315	295
Overnight delivery/courier	105	114	197	225
Security	66	51	109	125
Dues and subscriptions	105	75	199	190
Loan collection expenses	125	256	278	391
Director fees	135	90	173	191
Employee education and training	13	25	24	64
Automobile expense	33	35	57	67
Travel and entertainment	67	43	104	89
Other	567	547	955	833
	$2,408	$2,306	$4,506	$4,210

Income Taxes

As we have set up a valuation allowance against all of our deferred taxes, we do not show an income tax benefit for the three or six months ended June 30, 2011.  During the six months ended June 30, 2010, we recorded an income tax benefit from continuing operations of $6.3 million on a net loss from continuing operations before income taxes and discontinued operations of $14.2 million, resulting in an effective tax rate of (44.4)%.  During the three months ended June 30, 2010, we recorded an income tax benefit from continuing operations of $3.8 million on a net loss from continuing operations before income taxes and discontinued operations of $8.5 million, resulting in an effective tax rate of (44.9)%.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $194.9 million at June 30, 2011. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $12.6 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $85.8 million at June 30, 2011 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $22.9 million at June 30, 2011 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.7 million at June 30, 2011 are generally open ended. At June 30, 2011, available home equity lines totaled $61.9 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of June 30, 2011, we anticipate expending approximately $1.0 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We continue to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $188.6 million at June 30, 2011, have immediate availability to meet our short-term funding needs.  Our entire investment portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. Loans held for sale, which totaled $64.2 million at June 30, 2011, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  Our loan to deposit ratio stood at 74.0% at June 30, 2011 and 72.4% at December 31, 2010.

We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  Due to our current capital levels, (see “Capital Resources” above), the FHLB has limited our borrowings to $132.0 million. Our outstanding balance was $107.0 million at both June 30, 2011 and December 31, 2010.  The Bank has been notified by the FRB that it is a secondary credit facility.  All future borrowings must be approved by the discount committee of the FRB.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At June 30, 2011, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders, and interest and principal on outstanding debt. A significant amount of First Mariner Bancorp’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the FRB, FDIC, and the Commissioner that, among other things, require us to obtain the prior approval of our regulators before paying a dividend or otherwise making a distribution on our stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2011		December 31, 2010
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
IRLCs	$85,802	$86,600	$71,228	$71,753
Forward contracts to sell mortgage-backed securities	79,500	79,368	125,500	127,424

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2011, we had a one-year cumulative positive gap of approximately $30.6 million compared to a one-year cumulative positive gap of approximately $50.2 million at December 2010.

While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2011, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	(3.66)%	(4.30)%

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

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A — Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2010 and Item 1A of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011.  The following discussion is an update to certain risk factors contained in the Annual Report on Form 10-K.

NASDAQ delisting could make the market for our stock more illiquid

On August 24, 2010, we received a letter from The NASDAQ Stock Market notifying us that, for 30 consecutive business days, the Company’s common stock had not maintained a minimum bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Market by Listing Rule 5450(a)(1). At that time NASDAQ provided the Company 180 calendar days, until February 22, 2011, to regain compliance with Listing Rule 5450(a)(1). Alternatively, if the Company did not meet the minimum bid requirement by February 22, 2011 but would otherwise meet all NASDAQ Capital Market initial inclusion requirements except bid price, the Company could apply to be listed on the NASDAQ Capital Market and the Company would have 180 additional days to regain compliance with the $1.00 minimum bid price requirement, which the Company would regain if the bid price of the Company’s common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days.

On February 18, 2011, we received a letter from The NASDAQ Stock Market notifying us that NASDAQ approved the our application to transfer the listing of our common stock to The NASDAQ Capital Market and that we were granted an extension of 180 days within which to comply with NASDAQ’s $1.00 minimum bid price requirement. This transfer was effective at the opening of business on February 23, 2011. Trading in the Company’s common stock was unaffected by this change and continued under the symbol “FMAR”. While we have not regained compliance with the minimum bid price requirement, in connection with the transfer to The NASDAQ Capital Market, we remain eligible, until August 22, 2011, to regain compliance with this requirement. The approval of the listing transfer and extension was based, in part, on our meeting the applicable market value of publicly held shares requirement for continued listing, and all other applicable requirements for initial listing, on The NASDAQ Capital Market (except for the bid price requirement), and written notice of our intention to meet the $1.00 per share minimum bid price requirement during the additional 180 day period by effecting a reverse stock split, if necessary. If, by August 22, 2011, the Company does not regain compliance with the $1.00 minimum bid price requirement, NASDAQ will provide written notice that our securities will be delisted from The NASDAQ Capital Market. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

In addition, on May 18, 2011, NASDAQ notified the Company that it did not meet the listing requirement to maintain a minimum of $2,500,000 in stockholders’ equity set forth in NASDAQ Listing Rule 5550(b)(1) (the "Listing Rule). Furthermore, the Company did not meet the market value of listed securities or net income from continued operations alternatives of the Listing Rule.

On July 15, 2011, First Mariner Bancorp (the “Company”) received a letter from The NASDAQ Stock Market notifying the Company that NASDAQ has determined not to approve the Company's request for continued listing on the NASDAQ Capital Market. This notification has no effect on the listing of the Company's securities at this time.

On July 21, 2011, the Company requested a hearing in order to appeal NASDAQ’s delisting determination. The hearing request will delay the delisting of the Company's securities pending the decision of a NASDAQ Hearings Panel. The hearing is scheduled to occur on August 25 2011. At that hearing, the NASDAQ Listing Qualifications Panel will also consider the Company’s request for an extension of time in which to regain compliance with the $1.00 minimum bid requirement. Written decisions are issued within approximately 30 days of the date of the hearing.

If we fail to regain and maintain compliance with NASDAQ listing standards we our stock may be delisted. There can be no assurance that we will be able to regain or remain in compliance with these listing standards in the future. If the Company’s stock is delisted from the NASDAQ Capital Market, the market for the stock would shrink and you may not be able to conduct transactions in the volume, frequency, or for a price that you might want. In addition, maintenance of the listing of the Company's stock on NASDAQ is a condition to the obligation of Priam to consummate its investment in the Company. As a result, if the Company’s stock were to be delisted, Priam would not be obligated to consummate its investment in the Company.

As of June 30, 2011, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required to meet by June 30, 2010. The failure to maintain these capital requirements could result in further action by our regulators.

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

Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements.  As of the date of this document, the FRB is reviewing the Company’s revised capital plan. To satisfy these requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2011, those capital ratios were (0.9)%, (1.3)%, and (1.3)%, respectively, which were not in compliance with the minimum requirements.  As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.

We are subject to restrictions and conditions of a Cease and Desist Order issued by the FDIC and the Commissioner (“September Order”), and agreements with the FRB (“FRB Agreement” and “New FRB Agreement”) and have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these enforcement actions.

The FDIC and the Commissioner have issued Cease and Desist Orders against the Bank and the Company. The Bank and the Company have also entered into the FRB Agreement and the New FRB Agreement. The September Order contains a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified assets, operating restrictions, and restrictions on dividend payments by the Bank. These restrictions may impede our ability to operate our business. If we fail to comply with the terms and conditions of the September Order or the New FRB Agreement, the appropriate regulatory authority could take additional enforcement action against us, including the imposition of further operating restrictions, monetary penalties, or possibly place the Bank in receivership. We could also be directed to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the enforcement actions, and we will incur ongoing expenses attributable to compliance with the terms of the enforcement actions. Although we do not expect it, it is possible regulatory compliance expenses related to the enforcement actions could have a material adverse impact on us in the future. In addition, our ability to independently make certain changes to our business is restricted by the terms of the September Order and the New FRB Agreement, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the September Order and the New FRB Agreement being terminated in the future, we cannot guarantee that such actions will result in the termination of the September Order and/or the New FRB Agreement. Further, the imposition of the September Order and the New FRB Agreement may make it more difficult to attract and retain qualified employees. Specifically, the significant terms of the September Order are as follows:

•              increase capitalization,

•              improve earnings,

•              reduce nonperforming loans,

•              strengthen management policies and practices, and

•              reduce reliance on noncore funding.

We have taken steps to increase capitalization through a stock offering in 2010 and through potential private capital infusions (see Note 6 to the Consolidated Financial Statements). We are attempting to improve earnings by reducing our nonperforming loans through workouts and other resolutions, including accelerated write-downs and sales of foreclosed assets.  In addition, we are attempting to conservatively increase loan origination in order to improve our interest income.  We have adopted a plan to improve enterprise-wide risk management and effectiveness of internal audit programs.  To address our reliance on noncore funding, we have adopted a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  We have eliminated all brokered deposits.

The significant terms of the New FRB Agreement are as follows:

•                  develop and implement a strategic business plan that includes (a) actions that will be taken to improve operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines;

•                  submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs;

•                  prohibits First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock;

•                  adopt a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11%.

We have adopted all plans required by the New FRB Agrement and have not taking any of the prohibited actions.  We have taken steps to increase capitalization (and therefore, our capital ratios) through a stock offering in 2010 and through potential private capital infusions (see Note 6 to the Consolidated Financial Statements).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the three months ended June 30, 2011.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - [REMOVED AND RESERVED]

Item 5 - Other Information

None

Item 6 - Exhibits

3.1	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 16, 2011)

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes on Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) related notes.

*       Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	August 12, 2011	By:	/s/ Edwin F. Hale Sr.
Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	August 12, 2011	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

3.1	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 16, 2011)

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes on Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) related notes.

*       Furnished, not filed.