Form 10-Q
period 2011-09-30
FIRST MARINER BANCORP
filed 2011-11-07
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 0-21815

FIRST MARINER BANCORP
(Exact name of registrant as specified in its charter)

Maryland		52-1834860
(State of Incorporation)		(I.R.S. Employer Identification Number)

1501 South Clinton Street, Baltimore,	21224	410-342-2600
MD
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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

          The number of shares of common stock outstanding as of November 3, 2011 is 18,860,482 shares.

FIRST MARINER BANCORP AND SUBSIDIARIES
CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Some of our statements contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•

the strength of the United States economy in general, the strength of the local economies in which we conduct operations, and the unfavorable effects of future economic conditions, including inflation, recession, or a continuing decrease in real estate values;

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

•	adverse changes in the securities’ markets;

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

•	costs and potential disruption or interruption of operations due to cyber security incidents;

•	a decline in demand for our products and services;

•	an inability to attract and retain deposits;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	changes in consumer spending and savings habits;

•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;

•	our ability to effectively manage market risk, credit risk, and operational risk;

•	unanticipated regulatory or judicial proceedings;

•	the success and timing of our business strategies and our ability to effectively carry out our business and capital plans;

•	our ability to continue to operate as a going concern;

•	our inability to realize the benefits from our cost saving initiatives;

•	our ability to meet our interest payment obligations on our junior subordinated deferrable interest debentures upon expiration of the deferral period in 2013;

•	an inability to raise sufficient capital to comply with the requirements of our regulators and for continued support of operations;

•	the imposition of additional enforcement actions by bank regulatory authorities upon First Mariner Bank or First Mariner Bancorp;

•	our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure to problem assets;

•	the failure of assumptions underlying the establishment of our allowance for loan losses that may prove to be materially incorrect or may not be borne out by subsequent events;

•	increased loan delinquencies and/or an escalation in problem assets and foreclosures;

•

a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	a reduction in the value of certain assets held by us;

•	our ability to successfully implement our liquidity contingency plan and meet our liquidity needs;

•	our ability to satisfy all closing conditions under the Purchase Agreement and related amendment with Priam and under the securities purchase agreement;

•

the risks described in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, and our Annual Report on Form 10-K as of and for the year ended December 31, 2010.

          All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A in Part II of this Quarterly Report on Form 10-Q, Item 1A in Part II of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and in Item 1A in Part I of our Annual Report on Form 10-K as of and for the year ended December 31, 2010. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Cash and due from banks	$152,224	$169,557
Federal funds sold and interest-bearing deposits	34,440	48,404
Securities available for sale, at fair value	22,646	27,826
Loans held for sale, at fair value	126,191	140,343
Loans receivable	736,672	811,687
Allowance for loan losses	(14,112)	(14,115)

Loans, net	722,560	797,572
Real estate acquired through foreclosure	24,739	21,185
Restricted stock investments	6,969	7,095
Premises and equipment, net	38,927	41,068
Accrued interest receivable	3,848	3,844
Bank-owned life insurance	37,172	36,188
Prepaid expenses and other assets	27,945	16,555

Total assets	$1,197,661	$1,309,637

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$103,153	$103,450
Interest-bearing	928,725	1,018,439

Total deposits	1,031,878	1,121,889
Short-term borrowings	44,062	84,399
Long-term borrowings	73,746	33,888
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities ($48 and $137 at fair value, respectively)	17,479	13,647

Total liabilities	1,219,233	1,305,891

Stockholders’ (deficit) equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 and 18,050,117 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	939	902
Additional paid-in capital	80,102	79,667
Retained deficit	(99,479)	(73,210)
Accumulated other comprehensive loss	(3,134)	(3,613)

Total stockholders’ (deficit) equity	(21,572)	3,746

Total liabilities and stockholders’ (deficit) equity	$1,197,661	$1,309,637

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

	(unaudited)		(unaudited)
Interest income:
Loans	$11,222	$13,270	$33,867	$39,531
Investments and other earning assets	455	509	1,651	1,945

Total interest income	11,677	13,779	35,518	41,476

Interest expense:
Deposits	3,625	4,895	12,217	15,957
Short-term borrowings	61	99	232	232
Long-term borrowings	852	932	2,476	3,583

Total interest expense	4,538	5,926	14,925	19,772

Net interest income	7,139	7,853	20,593	21,704
Provision for loan losses	5,000	9,750	11,580	16,290

Net interest income (loss) after provision for loan losses	2,139	(1,897)	9,013	5,414

Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	(299)	(302)	(327)	(609)
Less: Portion included in other comprehensive income (pre-tax)	(382)	(514)	(491)	(640)

Net OTTI charges on securities available for sale	(681)	(816)	(818)	(1,249)
Mortgage-banking revenue	4,609	8,804	7,942	13,499
ATM fees	755	745	2,314	2,279
Gain on debt exchange	—	—	—	958
Service fees on deposits	717	933	2,194	3,109
Gain on financial instruments carried at fair value	—	331	—	1,661
Gain on sale of securities available for sale	638	—	781	54
Gain on sale of premises and equipment	2	2	4	192
Commissions on sales of nondeposit investment products	75	110	347	381
Income from bank-owned life insurance	316	353	984	1,066
Other	1,289	154	1,779	589

Total noninterest income	7,720	10,616	15,527	22,539

Noninterest expense:
Salaries and employee benefits	5,876	6,501	18,003	19,409
Occupancy	2,202	2,297	6,407	6,863
Furniture, fixtures, and equipment	426	585	1,357	1,800
Professional services	1,259	838	3,742	2,149
Advertising	219	153	470	420
Data processing	393	460	1,237	1,343
ATM servicing expenses	217	227	655	655
Write-downs, losses, and costs of real estate acquired through foreclosure	3,218	1,849	6,635	6,393
FDIC insurance premiums	878	1,029	3,390	2,927
Service and maintenance	594	559	1,872	1,756
Corporate insurance	388	301	1,069	902
Consulting fees	377	333	1,042	745
Loan collection expenses	329	785	608	1,176
Other	1,443	1,862	4,322	4,668

Total noninterest expense	17,819	17,779	50,809	51,206

Net loss from continuing operations before income taxes and discontinued operations	(7,960)	(9,060)	(26,269)	(23,253)
Income tax benefit - continuing operations	—	(4,452)	—	(10,748)

Net loss from continuing operations	(7,960)	(4,608)	(26,269)	(12,505)

Loss from discontinued operations	—	—	—	(200)

Net loss	$(7,960)	$(4,608)	$(26,269)	$(12,705)

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

	(unaudited)		(unaudited)

Net loss per common share from continuing operations:
Basic	$(0.42)	$(0.26)	$(1.41)	$(0.92)

Diluted	$(0.42)	$(0.26)	$(1.41)	$(0.92)

Net loss per common share from discontinued operations:
Basic	$—	$—	$—	$(0.01)

Diluted	$—	$—	$—	$(0.01)

Net loss per common share:
Basic	$(0.42)	$(0.26)	$(1.41)	$(0.93)

Diluted	$(0.42)	$(0.26)	$(1.41)	$(0.93)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(dollars in thousands except per share data)

	For the Nine Months Ended September 30, 2011 (unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Comprehensive Loss

Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746
Net loss	—	—	—	(26,269)	—	(26,269)	$(26,269)
Common stock issued, net of costs	810,365	37	430	—	—	467	—
Stock-based compensation expense	—	—	5	—	—	5	—
Changes in unrealized losses on securities, net of taxes	—	—	—	—	479	479	479

Comprehensive loss							$(25,790)

Balance at September 30, 2011	18,860,482	$939	$80,102	$(99,479)	$(3,134)	$(21,572)

	For the Nine Months Ended September 30, 2010 (unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss

Balance at December 31, 2009	6,452,631	$323	$56,771	$(26,621)	$(3,486)	$26,987
Net loss	—	—	—	(12,705)	—	(12,705)	$(12,705)
Common stock issued, net of costs	11,509,818	570	22,704	—	—	23,274	—
Stock-based compensation expense	—	—	21	—	—	21	—
Other	—	—	231	(231)	—	—	—
Changes in unrealized losses on securities, net of taxes	—	—	—	—	1,194	1,194	1,194

Comprehensive loss							$(11,511)

Balance at September 30, 2010	17,962,449	$893	$79,727	$(39,557)	$(2,292)	$38,771

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,

	2011	2010

	(unaudited)
Cash flows from operating activities:
Net loss	$(26,269)	$(12,705)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations	—	200
Stock-based compensation	5	21
Depreciation and amortization	2,472	2,947
Amortization of unearned loan fees and costs, net	283	144
Amortization (accretion) of premiums and discounts on mortgage-backed securities, net	29	(22)
Gain on financial instruments carried at fair value	—	(1,661)
Origination fees and gain on sale of mortgage loans	(6,750)	(11,481)
Gain on debt exchange	—	(958)
Net OTTI charges on securities available for sale	818	1,249
Gain on sale of securities available for sale	(781)	(54)
(Increase) decrease in accrued interest receivable	(4)	715
Provision for loan losses	11,580	16,290
Write-downs and losses on sale of real estate acquired through foreclosure	5,704	4,936
Gain on sale of premises and equipment	(4)	(192)
Increase in cash surrender value of bank-owned life insurance	(984)	(1,066)
Originations of mortgage loans held for sale (“LHFS”)	(691,831)	(915,771)
Proceeds from sales of mortgage LHFS	710,702	897,714
Net increase in accrued expenses and other liabilities	4,318	735
Net increase in prepaids and other assets	(11,716)	(6,561)

Net cash used in operating activities	(2,428)	(25,520)

Cash flows from investing activities:
Loan principal repayments, net	49,542	32,441
Repurchase of loans previously sold	(435)	(1,208)
Sale of restricted stock investments	126	564
Purchases of premises and equipment	(336)	(1,070)
Proceeds from disposals of premises and equipment	9	775
Sales of trading securities	—	10,083
Maturities/calls/repayments of trading securities	—	735
Activity in securities available for sale:
Maturities/calls/repayments	16,206	4,280
Sales	49,511	8,011
Purchases	(59,799)	(8,090)
Additional funds disbursed on real estate acquired through foreclosure	(1,754)	—
Proceeds from sales of real estate acquired through foreclosure	8,570	12,974

Net cash provided investing activities	61,640	59,495

Cash flows from financing activities:
Net decrease in deposits	(90,010)	(40,000)
Net decrease in other borrowed funds	(479)	(887)
Net (costs of) proceeds from stock issuance	(20)	10,453

Net cash used in financing activities	(90,509)	(30,434)

(Decrease) increase in cash and cash equivalents	(31,297)	3,541
Cash and cash equivalents at beginning of period	217,961	173,703

Cash and cash equivalents at end of period	$186,664	$177,244

Supplemental information:
Interest paid on deposits and borrowed funds	$13,997	$20,420

Real estate acquired in satisfaction of loans	$16,073	$17,919

Transfers of loans held for sale to loan portfolio	$2,031	$—

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the three and nine months
ended September 30, 2011 and 2010 is unaudited)

(1) Summary of Significant Accounting Policies

          Basis of Presentation

          The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K as of and for the year ended December 31, 2010. When used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, it’s consolidated subsidiary.

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

          The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(2) Going Concern Consideration

          Due to the conditions and events discussed later in Note 6, substantial doubt exists as to our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios. Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 6 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios. The Company has entered into a definitive agreement regarding the raising of additional capital (see Note 6); however, no assurances can be made that the Company will ultimately meet the provisions and deadlines of the agreement.

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

(3) Securities

          The composition of our securities portfolio (all AFS) is as follows:

	September 30, 2011

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$1,846	$117	$—	$1,963
Trust preferred securities	13,443	85	3,310	10,218
U.S. government agency notes	8,511	9	7	8,513
U.S. Treasury securities	1,015	—	—	1,015
Equity securities - banks	215	—	64	151
Equity securities - mutual funds	750	36	—	786

	$25,780	$247	$3,381	$22,646

	December 31, 2010

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$2,216	$109	$—	$2,325
Trust preferred securities	14,269	101	3,906	10,464
U.S. government agency notes	12,075	12	16	12,071
U.S. Treasury securities	1,000	1	—	1,001
Corporate obligations	913	97	—	1,010
Equity securities - banks	215	11	29	197
Equity securities - mutual funds	750	8	—	758

	$31,438	$339	$3,951	$27,826

          The amount of OTTI recorded as accumulated other comprehensive loss for the three months ended September 30, 2011 and 2010 was $382,000 and $514,000, respectively, on trust preferred securities. For the nine months ended September 30, 2011 and September 30, 2010, such amounts were $491,000 and $640,000, respectively, on trust preferred securities.

          Contractual maturities of debt securities at September 30, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,526	$9,528
Due after one year through five years	502	511
Due after five years through ten years	1,024	920
Due after ten years	11,917	8,787
Mortgage-backed securities	1,846	1,963

	$24,815	$21,709

          The following table shows the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at September 30, 2011 and December 31, 2010:

	September 30, 2011

	Less than 12 months		12 months or more		Total

(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Trust preferred securities	$920	$80	$4,524	$3,230	$5,444	$3,310
U.S. government agency notes	1,993	7	—	—	1,993	7
Equity securities - banks	—	—	151	64	151	64

	$2,913	$87	$4,675	$3,294	$7,588	$3,381

	December 31, 2010

	Less than 12 months		12 months or more		Total

(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Trust preferred securities	$340	$14	$5,722	$3,892	$6,062	$3,906
U.S. government agency notes	4,984	16	—	—	4,984	16
Equity securities - banks	—	—	105	29	105	29

	$5,324	$30	$5,827	$3,921	$11,151	$3,951

          The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We recorded net OTTI charges of $681,000 and $818,000 for the three and nine months ended September 30, 2011, respectively, and $816,000 and $1.2 million during the three and nine months ended September 30, 2010, respectively.

          The following shows the activity in OTTI related to credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2011	2010	2011	2010

Balance at beginning of period	$8,029	$7,076	$7,892	$6,643
Additional OTTI taken for credit losses	681	816	818	1,249

Balance at end of period	$8,710	$7,892	$8,710	$7,892

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

          We purchased securities of $2.0 million and $59.8 million during the three and nine months ended September 30, 2011, respectively, and sold securities of $26.8 million and $49.5 million during the three and nine months ended September 30, 2011, respectively. We purchased securities of $5.6 million and $8.1 million during the three and nine months ended September 30, 2010, respectively. We sold AFS securities of $8.0 million and trading securities of $10.1 million during the nine months ended September 30, 2010. We did not sell any securities during the three months ended September 30, 2010.

          At September 30, 2011, we held securities with an aggregate carrying value (fair value) of $17.0 million that we have pledged as collateral for certain hedging activities, borrowings, government deposits, and customer deposits.

(4) Loans Receivable and Allowance for Loan Losses

          Loans receivable are summarized as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010

Commercial	$62,751	$78,607
Commercial mortgage	335,389	349,691
Commercial construction	54,112	58,742
Consumer construction	21,814	31,107
Residential mortgage	124,511	144,194
Consumer	137,124	148,166

Total loans	735,701	810,507
Unearned loan fees, net	971	1,180

	$736,672	$811,687

          Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $143,000 as of September 30, 2011 and $186,000 as of December 31, 2010.

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

          Information on the activity in transferred loans and related accretable yield is as follows for the three months ended September 30:

	Loan Balance		Accretable Yield		Total

(dollars in thousands)	2011	2010	2011	2010	2011	2010

Beginning balance	$26,783	$22,198	$110	$267	$26,673	$21,931
Loans transferred	1,053	—	—	—	1,053	—
Charge-offs	—	—	(10)	—	10	—
Payments/amortization	(10)	(382)	(10)	(48)	—	(334)

Ending balance	$27,826	$21,816	$90	$219	$27,736	$21,597

Information on the activity in transferred loans and related accretable yield is as follows for the nine months ended September 30:

	Loan Balance		Accretable Yield		Total

(dollars in thousands)	2011	2010	2011	2010	2011	2010

Beginning balance	$26,219	$24,575	$178	$423	$26,041	$24,152
Loans transferred	2,031	—	—	—	2,031	—
Loans moved to real estate acquired through foreclosure	(83)	(281)	—	(8)	(83)	(273)
Charge-offs	(302)	(962)	(16)	(33)	(286)	(929)
Payments/amortization	(39)	(1,516)	(72)	(163)	33	(1,353)

Ending balance	$27,826	$21,816	$90	$219	$27,736	$21,597

          As of September 30, 2011 and December 31, 2010, we maintained servicing on mortgage loans sold to the Federal National Mortgage Association (“FNMA”) of approximately $2.6 million and $323.3 million, respectively. We sold the majority of our servicing rights to Next Generation Financial Services (“NGFS”) during the second quarter of 2011 in conjunction with the closing of that sales transaction in the third quarter of 2011.

          At September 30, 2011, we have pledged loans with a carrying value of $116.7 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

          The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

As of and for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115
Charge-offs	(2,368)	(1,325)	(131)	—	(669)	(590)	—	(5,083)
Recoveries	—	—	24	—	23	33	—	80

Net charge-offs	(2,368)	(1,325)	(107)	—	(646)	(557)	—	(5,003)

Provision for (reversal of) loan losses	4,824	605	(7)	(125)	975	92	(1,364)	5,000

Ending Balance	$2,689	$1,866	$1,668	$235	$3,224	$2,624	$1,806	$14,112

	Nine months ended September 30, 2011

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs	(5,240)	(1,834)	(728)	(24)	(2,209)	(2,021)	—	(12,056)
Recoveries	—	168	24	—	37	244	—	473

Net charge-offs	(5,240)	(1,666)	(704)	(24)	(2,172)	(1,777)	—	(11,583)

Provision for (reversal of) loan losses	7,638	990	319	(558)	2,364	1,984	(1,157)	11,580

Ending Balance	$2,689	$1,866	$1,668	$235	$3,224	$2,624	$1,806	$14,112

Ending balance - individually evaluated for impairment	$4	$89	$—	$1	$352	$4	$—	$450

Ending balance - collectively evaluated for impairment	$2,685	$1,777	$1,668	$234	$2,872	$2,620	$1,806	$13,662

Ending loan balance - individually evaluated for impairment	$4,400	$24,302	$11,701	$757	$19,742	$1,595		$62,497
Ending loan balance - collectively evaluated for impairment	58,375	310,804	42,375	20,836	104,836	136,949		674,175

	$62,775	$335,106	$54,076	$21,593	$124,578	$138,544		$736,672

As of and for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$877	3,358	1,458	217	1,861	1,145	3,102	$12,018
Charge-offs	(1,904)	—	(3,103)	(12)	(431)	(1,568)	—	(7,018)
Recoveries	—	—	7	—	8	411	—	426

Net charge-offs	(1,904)	—	(3,096)	(12)	(423)	(1,157)	—	(6,592)

Provision for (reversal of) loan losses	1,515	(1,010)	3,691	747	1,869	2,361	577	9,750

Ending Balance	$488	$2,348	$2,053	$952	$3,307	$2,349	$3,679	$15,176

	Nine months ended September 30, 2010

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$817	3,336	1,647	293	2,062	882	2,602	$11,639
Charge-offs	(1,904)	(454)	(3,967)	(297)	(3,562)	(3,160)	—	(13,344)
Recoveries	—	—	7	—	97	487	—	591

Net charge-offs	(1,904)	(454)	(3,960)	(297)	(3,465)	(2,673)	—	(12,753)

Provision for (reversal of) loan losses	1,575	(534)	4,366	956	4,710	4,140	1,077	16,290

Ending Balance	$488	$2,348	$2,053	$952	$3,307	$2,349	$3,679	$15,176

Ending balance - individually evaluated for impairment	$—	$70	$214	$—	$291	$—	$—	$575

Ending balance - collectively evaluated for impairment	$488	$2,278	$1,839	$952	$3,016	$2,349	$3,679	$14,601

Ending loan balance - individually evaluated for impairment	$1,150	$24,609	$9,978	$1,600	$24,741	$2,618		$64,696
Ending loan balance -collectively evaluated for impairment	73,090	348,216	46,978	32,695	117,909	149,318		768,206

	$74,240	$372,825	$56,956	$34,295	$142,650	$151,936		$832,902

          We use creditworthiness categories to grade commercial loans. Our internal grading system is based on experiences with similarly graded loans. Category ratings are reviewed each quarter. Our internal risk ratings are as follows:

Superior Credit Quality (“RR1”) – This category includes credits that are secured by up to 95% advance against cash balances, municipal or corporate bonds carrying an A rating or better (subject to maturity), U.S. Government securities (subject to maturity), and fully marketable securities of companies with an A or better debt rating. In addition, the borrower must have a reasonable financial condition evidenced by complete financial statements.

High Credit Quality (“RR2”) – This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition. No commercial construction loans may carry this rating at inception. At September 30, 2011 and December 31, 2010, none of our loans carried this risk rating.

Above Average Credit Quality (“RR3”) – This category includes business loans to publicly traded companies with a B rating or better, commercial construction loans with a contingent-free take-out or substantial pre-leasing (75% or more of leasable space) with a LTV ratio of 70% or less, residential construction loans with pre-sold units and a LTV ratio of 70% or less as long as sales are on a noncontingent basis and the overall project is progressing on schedule as originally determined, loans to individuals with liquid assets and strong net worth and the additional ability to service the debt from sources unrelated to the purpose of the credit extension, and monitored credits to borrowers of sound financial condition with approved advance rates providing adequate margin so that collateral can be easily liquidated within 90 days or less.

Average/Satisfactory Credit Quality (“RR4”) – In general, this category includes small-to-medium sized companies with satisfactory financial condition, cash flow, profitability, and balance sheet and income statement ratios, term loans and revolving credits with annual clean-up requirements, the majority of retail commercial credits, loans to partnerships or small businesses, most wholesale sales finance lines, wholesale distributors whose capital position and profitability are at Robert Morris and Associates averages, and loans to individuals with acceptable financial condition and sufficient net cash flow to service the debt as long as the source of repayment is identifiable and sufficient to liquidate the debt within an acceptable period of time and a secondary source of repayment is evident.

Acceptable With Care (“RR5”) – This category includes secured loans to small or medium sized companies which have suffered a financial setback where a convincing plan for correction demonstrates the deficiency is temporary in nature, loans with debt service coverage ratios below or LTV ratios above policy guidelines, most construction and development loans, permanent loans underwritten based on pro forma rents as opposed to historical or actual rents, real estate loans where the project is moderately off the original projections as to cost estimates or absorption, and loans where the interest reserve is no longer adequate, but the customer or guarantor has a proven ability to carry the interest expense out of pocket for an extended time period without undue financial strain. These credits require additional attention by the account officer and/or loan administration.

Watch Credits (“RR6”) – This category includes loans to borrowers who have experienced a temporary setback or deterioration in financial condition that should correct itself during the next twelve months, companies whose financial condition has been marginally acceptable for a period of time and prospects for significant improvement are limited, loans to individuals with marginal financial condition, and most credits for start-up operations. Also included in this category are real estate loans where the project is moderately off original projections, interest reserve may be depleted, with the borrower or guarantor having a questionable or unproved ability to pay interest out of pocket. Such loans may have modest cost overruns that will cause a shortage in the budget, raising question as to how the project will be completed. These loans may have a good collateral position, additional collateral, or strong guarantors to mitigate the risk. These credits are considered marginally acceptable, and greater than usual attention is warranted by the account officer and/or loan operations.

Special Mention (“RR7”) – special mention credits are characterized as adequately covered by collateral (if any) and/or the paying capacity of the borrower, but are subject to one or more deteriorating trends. These credits constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. These credits have potential weaknesses which, if not examined and corrected, may weaken the asset or inadequately protect the Bank’s credit position at some future date. This category should not be used to list assets that bear risks usually associated with the particular type of financing. Assets with this rating may have the potential for significant weakness. Loans where weaknesses are evident and significant must be considered for more serious criticism. Examples of credits carried in special mention may include the following:

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

Substandard (“RR8”) – Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses, which jeopardize the orderly liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The borrower’s financial condition indicates an inability to repay, even if restructured. Prospects for improvement in the borrower’s financial condition are poor. Primary repayment source appears to be shifting from cash flow to liquidation of collateral. Examples of substandard credits may include the following:

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

Doubtful (“RR9”) – Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At September 30, 2011 and December 31, 2010, none of our loans carried this risk rating.

Loss (“RR10”) – Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed nine months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off. At September 30, 2011 and December 31, 2010, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of September 30, 2011 and December 31, 2010:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total

	(dollars in thousands)
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

RR8	$6,268	$1,939	$29,947	$33,492	$12,245	$14,677	$—	$1,150	$48,460	$51,258
RR7	9,174	7,241	16,202	10,921	18,275	6,686	136	136	43,787	24,984
RR6	8,016	9,174	37,135	23,097	8,734	15,081	1,025	98	54,910	47,450
RR5	11,815	22,417	116,442	126,297	10,075	13,811	—	—	138,332	162,525
RR4	26,483	36,257	133,792	155,336	4,747	8,509	20,432	29,408	185,454	229,510
RR3	1,000	1,000	1,588	268	—	—	—	—	2,588	1,268
RR1	19	773	—	—	—	—	—	—	19	773

	$62,775	$78,801	$335,106	$349,411	$54,076	$58,764	$21,593	$30,792	$473,550	$517,768

          We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of September 30, 2011 and December 31, 2010

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total

(dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Nonaccruing loans	$9,678	$11,877	$1,384	$946	$—	$—	$11,062	$12,823
Performing loans	114,900	132,332	112,537	119,874	24,623	28,890	252,060	281,096

	$124,578	$144,209	$113,921	$120,820	$24,623	$28,890	$263,122	$293,919

          The following tables show the aging of our loans receivable by class. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

As of September 30, 2011:

(dollars in thousands)	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

Commercial	$97	$—	$4,356	$4,453	$58,322	$62,775	$118
Commercial mortgage	14,022	2,243	21,406	37,671	297,435	335,106	1,281
Commercial construction	2,478	361	6,549	9,388	44,688	54,076	—
Consumer construction	359	916	488	1,763	19,830	21,593	—
Residential mortgage	—	6,289	11,293	17,582	106,996	124,578	1,615
Home equity and 2nd mortgage	2,342	777	1,693	4,812	109,109	113,921	309
Other consumer	394	155	—	549	24,074	24,623	—

	$19,692	$10,741	$45,785	$76,218	$660,454	$736,672	$3,323

As of December 31, 2010:

(dollars in thousands)	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

Commercial	$1,626	$169	$1,501	$3,296	$75,505	$78,801	$—
Commercial mortgage	4,957	2,706	28,943	36,606	312,805	349,411	1,952
Commercial construction	—	—	8,237	8,237	50,527	58,764	250
Consumer construction	2,168	379	1,257	3,804	26,988	30,792	—
Residential mortgage	10,919	7,789	12,653	31,361	112,848	144,209	776
Home equity and 2nd mortgage	3,221	390	946	4,557	116,263	120,820	—
Other consumer	125	592	—	717	28,173	28,890	—

	$23,016	$12,025	$53,537	$88,578	$723,109	$811,687	$2,978

          Impaired loans include nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”). The following tables show the breakout of impaired loans by class:

	September 30, 2011

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$4,239	$4,239	$—	$2,197	$7	$5,240
Commercial mortgage	$19,553	$19,553	$—	$20,948	$58	$1,706
Commercial construction	$11,701	$11,701	$—	$12,376	$69	$728
Consumer construction	$351	$351	$—	$874	$1	$24
Residential mortgage	$7,658	$7,658	$—	$10,402	$85	$1,506
Home equity & 2nd mortgage	$1,520	$1,520	$—	$915	$5	$2,021
Other consumer	$—	$—	$—	$168	$—	$—
With a related allowance:
Commercial	157	161	4	39	2	—
Commercial mortgage	4,660	4,749	89	3,876	74	128
Commercial construction	—	—	—	333	—	—
Consumer construction	405	406	1	140	16	—
Residential mortgage	11,732	12,084	352	12,139	388	703
Home equity & 2nd mortgage	71	75	4	18	3	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,396	$4,400	$4	$2,236	$9	$5,240
Commercial mortgage	$24,213	$24,302	$89	$24,824	$132	$1,834
Commercial construction	$11,701	$11,701	$—	$12,709	$69	$728
Consumer construction	$756	$757	$1	$1,014	$17	$24
Residential mortgage	$19,390	$19,742	$352	$22,541	$473	$2,209
Home equity & 2nd mortgage	$1,591	$1,595	$4	$933	$8	$2,021
Consumer	$—	$—	$—	$168	$—	$—

	December 31, 2010

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

          The following table shows loans in nonaccrual status by class:

(dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Commercial	$4,238	$1,501	$1,150
Commercial mortgage	20,125	26,991	22,610
Commercial construction	6,549	7,987	7,386
Consumer construction	488	1,257	1,600
Residential mortgage	9,678	11,877	13,237
Home equity and 2nd mortgage	1,384	946	1,146
Other consumer	—	—	1,472

	$42,462	$50,559	$48,601

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the nine months ended September 30, 2011 and 2010 was approximately $1.4 million and $2.2 million, respectively, and the actual interest income recorded on such loans for the nine months ended September 30, 2011 and 2010 was approximately $235,000 and $812,000, respectively.

          The following table shows the breakdown of loans we modified during the three and nine months ended September 30:

	Three Months Ended September 30,

	2011			2010

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	1	$297	$22	—	$—	$—
Residential mortgage	—	—	—	6	2,261	2,275
Home equity and 2nd mortgage	—	—	—	4	207	207

	1	$297	$22	10	$2,468	$2,482

	Nine Months Ended September 30,

	2011			2010

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	2	$460	$185	—	$—	$—
Commercial mortgage	2	2,197	2,197	2	2,316	2,370
Commercial construction	—	—	—	6	5,177	5,508
Residential mortgage	1	566	579	16	9,027	9,033
Home equity and 2nd mortgage	—	—	—	10	1,148	1,148

	5	$3,223	$2,961	34	$17,668	$18,059

          The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

          During the nine months ended September 30, 2011, a total of $65,000 ($4,000 for commercial, $40,000 for commercial mortgage, and $21,000 for residential mortgage) was added to the allowance for loan losses for TDRs. During the three months ended September 30, 2010, a total of $96,000 for residential mortgage loans was added to the allowance for loan losses for TDRs. During the nine months ended September 30, 2010, $226,000 ($15,000 for commercial mortgage loans and $211,000 for residential mortgage loans) was added to the allowance for loan losses for TDRs. There were no additional effects on the allowance for TDRs during the three months ended September 30, 2011. Additionally, during the three and nine months ended September 30, 2011, we charged-off approximately $275,000 of a TDR commercial loan.

          There were no defaults in 2011 of modifications made during 2010. Additionally, there were no defaults during the three months ended September 30, 2010 of modifications made during 2009. The following table shows defaults during the nine months ended September 30, 2010 of modifications made during 2009:

(dollars in thousands)	Number of Modifications	Recorded Investment

Commercial	2	$2,850
Commercial mortgage	—	—
Commercial construction	—	—
Consumer construction	—	—
Residential mortgage	3	857
Home equity and 2nd mortgage	—	—
Other consumer	—	—

	5	$3,707

          Total TDRs as of September 30, 2011 and December 31, 2010 amounted to $24.7 million and $24.2 million, respectively, of which $4.6 million and $2.8 million, respectively, were also in nonaccrual status.

(5) Junior Subordinated Deferrable Interest Debentures

          The following table shows the subordinated debt issued by First Mariner Bancorp and the related trust preferred securities (“Trust Preferred Securities”) issued at both September 30, 2011 and December 31, 2010:

Trust	Subordinated Debt Issued to Trust	Trust Preferred Securities Issued by Trust	Date of Original Issue	Optional Redemption Date	Stated Maturity

MCT II	$6,186	$6,000	December 10, 2002	December 15, 2007	December 10, 2032
MCT III	14,949	14,500	June 18, 2003	July 7, 2008	July 7, 2033
MCT IV	5,158	5,000	August 18, 2003	August 18, 2008	August 18, 2033
MCT V	10,310	10,000	September 25, 2003	October 8, 2008	October 8, 2033
MCT VI	10,310	10,000	October 21, 2004	January 7, 2010	January 7, 2035
MCT VII	5,155	5,000	August 18, 2005	September 15, 2010	September 15, 2035

	$52,068	$50,500

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

          As of September 30, 2011, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II – 335 basis points; MCT III – 325 basis points; MCT IV – 305 basis points; MCT V – 310 basis points; MCT VI – 205 basis points; and MCT VII – 195 basis points.

          The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $406,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2011, and $436,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2010. In 2009, we elected to defer interest payments on the debentures. This deferral is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period. The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

          The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At September 30, 2011, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

          During 2010, we executed Exchange agreements (the “Exchanges”) with our Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr. and with an unaffiliated third party. The agreements exchanged trust preferred securities for shares of common stock and warrants of the Company. Upon completion of the Exchanges, the Company canceled the trust preferred securities and the related accrued interest on the securities in exchanges for the common stock and warrants, eliminating the long term debt. The transaction with the unaffiliated third party resulted in a gain of $571,000, net of taxes of $387,000.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average quarterly assets. As of September 30, 2011 and December 31, 2010, the Bank was “under capitalized” under the regulatory framework for prompt corrective action.

          Our regulatory capital amounts and ratios as of September 30, 2011 and December 31, 2010 were as follows:

			Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount
(dollars in thousands)		Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011
Total capital (to risk-weighted assets):
Consolidated	$(18,455)	(2.1)%	$69,074	8.0%	$86,342	10.0%
Bank	50,091	5.8%	69,048	8.0%	86,310	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(18,455)	(2.1)%	34,537	4.0%	51,805	6.0%
Bank	39,237	4.5%	34,524	4.0%	51,786	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(18,455)	(1.6)%	45,949	4.0%	57,436	5.0%
Bank	39,237	3.4%	45,932	4.0%	57,415	5.0%
As of December 31, 2010
Total capital (to risk-weighted assets):
Consolidated	$19,344	2.1%	$74,825	8.0%	$93,531	10.0%
Bank	75,277	8.0%	74,832	8.0%	93,540	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	9,672	1.0%	37,412	4.0%	56,119	6.0%
Bank	63,544	6.8%	37,416	4.0%	56,124	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	9,672	0.7%	53,780	4.0%	67,226	5.0%
Bank	63,544	4.7%	53,926	4.0%	67,407	5.0%

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

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, December 31, 2010, or September 30, 2011. The failure to achieve these capital requirements could result in further action by our regulators.

          As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans. To address reliance on noncore funding, the Bank was required to submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits.

          First Mariner Bancorp is also a party to agreements with the Federal Reserve Bank (“FRB”) (the “FRB Agreements”), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2011, those capital ratios were (1.6)%, (2.1)%, and (2.1)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

Securities Purchase Agreement

          On April 19, 2011, the Company and the Bank entered into a securities purchase agreement with Priam Capital Fund I, LP, which was subsequently amended on September 21, 2011 to, among other things, extend the agreement to November 30, 2011. For a description of the material terms of the securities purchase agreement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011. For additional information on the terms of the amendment, see Exhibit 10.1 to this Form 10-Q and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011.

Liquidity

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $186.7 million at September 30, 2011, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include loans held for sale, which totaled $126.2 million at September 30, 2011, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 71.4% at September 30, 2011 and 72.4% at December 31, 2010.

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

          We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. We recognized stock based compensation costs of $7,000 for the three months ended September 30, 2010 and $5,000 and $21,000 for the nine months ended September 30, 2011 and 2010, respectively. We did not record any stock compensation expense during the third quarter of 2011. As of September 30, 2011, all compensation expense related to currently outstanding options and warrants has been recognized.

          During 2010, we issued warrants to purchase 366,174 shares of common stock in Exchange transactions with Mr. Hale, the Company’s CEO, and with an unaffiliated third party (see additional information in Note 5). The warrants vested immediately upon issuance.

          As of September 30, 2011, all options and warrants to purchase shares of common stock were fully vested. All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

          Information with respect to stock options and warrants is as follows for the nine months ended September 30, 2011 and 2010:

	2011				2010
			Weighted- Average Remaining Contractual Term (in years)				Weighted- Average Remaining Contractual Term (in years)
	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price		Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	930,228	$7.92			668,593	$12.20
Granted	—	—			366,174	1.15
Forfeited/cancelled	(89,650)	2.65			(103,339)	11.63

Oustanding at end of year	840,578	8.02	3.0	$—	931,428	7.92	3.6	$—

Exercisable at end of year	840,578	8.02	3.0	$—	926,428	7.93	3.6	$—

          The weighted average fair value of the warrants issued for the nine months ended September 30, 2010 was $0.74. There were no options granted or warrants issued in 2011. The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the nine months ended September 30, 2010:

Dividend yield	—
Expected volatility	92.87%
Risk-free interest rate	2.60%
Expected lives	5 years

          There were no options or warrants exercised during 2011 or 2010.

          Options and warrants outstanding are summarized as follows at September 30, 2011:

Exercise Price	Options and Warrants Outstanding and Excersiable (shares)	Weighted Average Remaining Contractual Life (in years)

$1.09	18,348	3.7
1.15	347,826	3.5
4.15	11,200	6.6
5.41	2,754	6.2
5.70	34,500	6.5
9.16	850	0.2
9.86	1,350	1.0
10.45	91,250	0.3
10.70	650	0.5
11.68	125,250	1.3
11.95	600	1.3
12.03	2,500	0.6
13.00	700	1.5
13.33	7,300	5.6
13.52	3,000	1.6
16.67	4,800	3.6
16.70	1,800	4.1
16.95	2,300	2.1
17.45	18,500	4.2
17.77	133,100	3.3
18.20	4,950	2.6
18.38	18,650	2.3
18.94	2,350	5.1
19.30	6,050	4.6

	840,578

(8) Comprehensive Loss

          Comprehensive loss is defined as net loss plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains or losses on AFS securities that are accumulated with net loss in determining comprehensive loss.

          Components of our comprehensive loss are as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2011	2010	2011	2010

Net loss	$(7,960)	$(4,608)	$(26,269)	$(12,705)

Other comprehensive income items:
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(219), $73, $309, and $326, respectively)	(324)	108	457	481
Reclassification adjustment for net losses on securities (net of tax benefit of ($17, $329, $15, and $482, respectively) included in net loss	26	487	22	713

Total other comprehensive (loss) income	(298)	595	479	1,194

Total comprehensive loss	$(8,258)	$(4,013)	$(25,790)	$(11,511)

(9) Loss Per Share

          Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method. For the three- and six-month periods ended September 30, 2011 and 2010, all options and warrants were antidilutive and excluded from the computations due to our realized net losses.

          Information relating to the calculation of loss per common share is summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands, except for per share data)	2011	2010	2011	2010

Weighted-average share outstanding - basic and dilutive	18,860,482	17,871,565	18,637,600	13,674,155

Net loss from continuing operations	$(7,960)	$(4,608)	$(26,269)	$(12,505)
Net loss from discontinued operations	—	—	—	(200)

Net loss	$(7,960)	$(4,608)	$(26,269)	$(12,705)

Basic:
Net loss from continuing operations	$(0.42)	$(0.26)	$(1.41)	$(0.92)
Net loss from discontinued operations	—	—	—	(0.01)

Net loss	$(0.42)	$(0.26)	$(1.41)	$(0.93)

Diluted:
Net loss from continuing operations	$(0.42)	$(0.26)	$(1.41)	$(0.92)
Net loss from discontinued operations	—	—	—	(0.01)

Net loss	$(0.42)	$(0.26)	$(1.41)	$(0.93)

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

Financial Instruments Measured on a Recurring Basis

          The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	September 30, 2011

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

Securities:
Mortgage-backed securities	$1,963	$—	$1,963	$—	$—
Trust preferred securities	10,218	—	9,517	701	(818	) (1)
U.S. government agency notes	8,513	—	8,513	—	—
U.S. Treasury securities	1,015	—	1,015	—	—
Equity securities - banks	151	—	151	—	—
Equity securities - mutual funds	786	—	786	—	—

	$22,646	$—	$21,945	$701	$(818)

Warrants	$48	$—	$—	$48	$—
LHFS	126,191	—	126,191	—	4,080
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $183,564)	187,205	—	187,205	—	3,116
Forward contracts to sell mortgage-backed securities (notional amount of $146,500)	144,052	—	144,052	—	(7,922)

(1)	Represents net OTTI charges taken on certain Level 3 securities

	December 31, 2010

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

Securities:
Mortgage-backed securities	$2,325	$—	$2,325	$—	$—
Trust preferred securities	10,464	—	9,477	987	(1,249	) (1)
U.S. government agency notes	12,071	—	12,071	—	—
U.S. Treasury securities	1,001	—	1,001	—	—
Corporate obligations	1,010	—	1,010	—	—
Equity securities - banks	197	—	197	—	—
Equity securities - mutual funds	758	—	758	—	—

	$27,826	$—	$26,839	$987	$(1,249)

Mortgage servicing rights	$1,309	$—	$—	$1,309	$(309)
Warrants	137	—	—	137	—
LHFS	140,343	—	140,343	—	(655)
IRLCs (notional amount of $71,228)	71,753	—	71,753	—	479
Forward contracts to sell mortgage-backed securities (notional amount of $125,500)	127,424	—	127,424	—	(3,288)

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

          As of September 30, 2011, $701,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

          The following table details the four Level 3 securities:

		Remaining Par Value				(2) Auction Call Date	(3) Index
			Current Rating/Outlook (1)
(dollars in thousands)	Class		Moody’s	Fitch	Maturity

ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Caa3	C	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of September 30, 2011.
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

          Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of September 30, 2011:

	Key Model Assumptions Used In Pricing

	Cumulative Default (1)	Deferrals Cured (2)	Credit MTM (3) (6)	Liquidity Premium (4)	Liquidity MTM Adj (5) (6)

ALESCO Preferred Funding VII	45.0%	2.0%	$46.60	12.00%	$37.78
ALESCO Preferred Funding XI	36.0%	3.6%	46.95	12.00%	38.14
MM Community Funding	72.0%	10.1%	8.67	12.00%	5.51
MM Community Funding IX	60.0%	8.9%	34.62	12.00%	30.67

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of September 30, 2011. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100

	September 30, 2011		December 31, 2010

	Model Result (1)	Fair Value (in thousands)	Model Result (1)(2)	Fair Value (in thousands)

ALESCO Preferred Funding VII	$8.82	$88	$9.38	$94
ALESCO Preferred Funding XI	8.81	435	7.81	386
MM Community Funding	3.16	79	9.88	247
MM Community Funding IX	3.95	99	10.41	260

		$701		$987

(1)	Price per $100
(2)	Based on December 31, 2010 assumptions

          During 2011 and 2010, we determined that OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $681,000 and $818,000 for the three and nine months ended September 30, 2011, respectively, and $816,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively.

Warrants

          As of September 31, 2011, certain warrants were classified as Level 3. See Note 7 for information related to the calculation of fair value of the warrants.

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011 and 2010:

	2011		2010

(dollars in thousands)	Securities	Warrants	Securities	MSRs	Warrants

Balance at beginning of period	$959	$162	$1,125	$1,009	$251
Originated mortgage servicing rights (“MSR” or “MSRs”)	—	—	—	1	—
MSR amortization	—	—	—	(63)	—
Change in fair value included in additional paid-in capital	—	(114)	—	—	(52)
Total realized losses included in other comprehensive income	(681)	—	(816)	(5)	—
Total unrealized gains included in other comprehensive income	423	—	576	—	—

Balance at end of period	$701	$48	$885	$942	$199

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 and 2010:

	2011			2010

(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs	Warrants

Balance at beginning of period	$987	$1,309	$137	$1,432	$1,176	$—
Warrants issued	—	—	—	—	—	251
Originated MSRs	—	—	—	—	1	—
MSR amortization	—	(135)	—	—	(218)	—
Change in fair value included in additional paid-in capital	—	—	(89)	—	—	(52)
Total realized losses included in other comprehensive income	(818)	—	—	(1,249)	(17)	—
Reduction due to transfer of servicing rights to NGFS	—	(1,174)	—	—	—	—
Total unrealized gains included in other comprehensive income	532	—	—	702	—	—

Balance at end of period	$701	$—	$48	$885	$942	$199

          There were no transfers between any of Levels 1, 2, and 3 during either the three or nine months ended September 30, 2011 or September 30, 2010. During the second quarter of 2011, we sold our MSRs to NGFS in conjunction with the imminent closing of that sales transaction, which occurred during the third quarter of 2011.

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

	September 30, 2011

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$62,497	$—	$—	$62,497
Real estate acquired through foreclosure	24,739	—	—	24,739

	December 31, 2010

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$71,970	$—	$—	$71,970
Real estate acquired through foreclosure	21,185	—	—	21,185

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

          For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, a specific reserve is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure. Total impaired loans had a carrying value of $62.5 million and $72.0 million as of September 30, 2011 and December 31, 2010, respectively, with specific reserves of $450,000 and $588,000 as of September 30, 2011 and December 31, 2010, respectively.

Real Estate Acquired Through Foreclosure

          We record foreclosed real estate assets at the lower of cost or estimated fair value (“LCM”) on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $24.7 million as of September 30, 2011 and $21.2 million as of December 31, 2010. During 2011, we added $16.1 million to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $5.7 million. We disposed of $8.6 million of foreclosed properties during 2011.

Other Financial Instruments

          The carrying value and estimated fair value of financial instruments are summarized in the following table. Certain financial instruments disclosed previously in this footnote are excluded from this table.

	September 30, 2011		December 31, 2010

(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Cash and cash equivalents	$186,664	$186,664	$217,961	$217,961
Loans receivable	736,672	738,225	811,687	812,417
Restricted stock investments	6,969	6,969	7,095	7,095
Liabilities:
Deposits	1,031,878	1,045,956	1,121,889	1,141,321
Long- and short-term borrowings	117,808	119,244	118,287	120,150
Junior subordinated deferrable interest debentures	52,068	35,390	52,068	32,060

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

          Loans Receivable

          Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by loan class. Each loan class was further segmented by fixed and adjustable rate interest terms and performing and nonperforming categories. The fair value of each loan class was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

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

          The following tables present certain information regarding our business segments:

For the nine month period ended September 30, 2011:

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total

Interest income	$33,309	$2,209	$35,518
Interest expense	14,042	883	14,925

Net interest income	19,267	1,326	20,593
Provision for loan losses	11,580	—	11,580

Net interest income after provision for loan losses	7,687	1,326	9,013
Noninterest income	7,585	7,942	15,527
Noninterest expense	44,321	6,488	50,809
Net intersegment income	1,674	(1,674)	—

Net (loss) income before income taxes	$(27,375)	$1,106	$(26,269)

Total assets	$1,071,470	$126,191	$1,197,661

For the nine month period ended September 30, 2010:

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total

Interest income	$38,328	$3,148	$41,476
Interest expense	17,567	2,205	19,772

Net interest income	20,761	943	21,704
Provision for loan losses	16,290	—	16,290

Net interest income after provision for loan losses	4,471	943	5,414
Noninterest income	9,040	13,499	22,539
Noninterest expense	44,417	6,789	51,206
Net intersegment income	1,775	(1,775)	—

Net (loss) income before income taxes	$(29,131)	$5,878	$(23,253)

Total assets	$1,181,716	$151,623	$1,333,339

(12)	Recent Accounting Pronouncements

Pronouncements Adopted

          In July, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The standard is effective for interim and annual reporting periods ending after December 15, 2010. In January of 2011, this standard was updated by ASU No. 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20,” which temporarily delays the provisions of ASU No. 2010-20 for troubled debt restructurings until the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring in order to ensure more consistent disclosures about troubled debt restructurings. The effective date for the new TDR guidance is for interim and annual periods ending after June 15, 2011. We began providing the aforementioned disclosures in the Consolidated Financial Statements as of and for the three years ended December 31, 2010.

          In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ended September 30, 2011 and were applied retrospectively to January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s statements of operations or financial condition.

Pronouncements Issued

          In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In October 2011, the FASB proposed to defer the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced. As the new guidance requires additional presentation only, there will be no impact to the Company’s consolidated results of operations or financial position.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, it’s consolidated subsidiary. The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Developments

NASDAQ Delisting

          On August 30, 2011, we received a letter from NASDAQ notifying us that NASDAQ had determined to deny our request for continued listing on NASDAQ. NASDAQ indicated that it would suspend the trading of the shares of Company common stock effective at the open of business on September 1, 2011. The Company’s common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) starting on September 1. NASDAQ’s determination was based on the Company’s failure to comply with: (1) NASDAQ Listing Rule 5450(b), which requires maintenance of a minimum of $2.5 million in shareholders’ equity; and (2) NASDAQ Listing Rule 5450(a)(1), which requires maintenance of a minimum bid price of $1.00 per share.

Securities Purchase Agreement

          On April 19, 2011, the Company and the Bank entered into a securities purchase agreement with Priam Capital Fund I, LP, which was subsequently amended on September 21, 2011 to, among other things, extend the agreement to November 30, 2011. For a description of the material terms of the securities purchase agreement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011. For additional information on the terms of the amendment, see Exhibit 10.1 to this Form 10-Q and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2011.

The Company

          First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”). The Company had over 520 employees (approximately 508 full-time equivalent employees) as of September 30, 2011.

          The Bank, with assets exceeding $1.1 billion as of September 30, 2011, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

          First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $126.2 million and $140.3 million as of September 30, 2011 and December 31, 2010, respectively, and generated revenue of $10.2 million and $16.6 million, respectively, for the nine months ended September 30, 2011 and 2010. They recognized income before income taxes of $1.1 million and $5.9 million during the nine months ended September 30, 2011 and 2010, respectively. Origination volume during the nine months ended September 30, 2011 and 2010 was $691.8 million and $915.8 million, respectively. During 2011, 69% of the originations were made in the state of Maryland, 12% in the immediately surrounding states and Washington, DC., and the remaining 19% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 11 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

          Next Generation Financial Services (“NGFS”), a former division of the Bank, engages in the origination of reverse and conventional mortgage loans, providing these products directly through commission based loan officers throughout the United States. The final settlement of sale on this division occurred during the third quarter of 2011. We transferred all Mortgage Servicing Rights (“MSR” or “MSRs”) to the buyer of NGFS during the second quarter of 2011 and finalized the sale during the third quarter of 2011. We have not realized any significant benefit or loss from the sale of NGFS.

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

Allowance for loan losses

          Our allowance for loan losses represents an estimated amount that, in management’s judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. Management uses a disciplined process and methodology to establish the allowance for losses each quarter. To determine the total allowance for loan losses, we estimate the reserves needed for each class of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial loan portfolio; (2) the commercial mortgage loan portfolio; (3) the construction loan portfolios (both commercial and consumer); (4) the residential mortgage loan portfolio; (5) the home equity and second mortgage loan portfolio; and (6) the other consumer loan portfolio.

          To determine the balance of the allowance account, loans are pooled by portfolio class and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

          Management monitors differences between estimated and actual incurred loan losses, utilizing charge-off history. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

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

          We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2011 and December 31, 2010, we maintained a valuation allowance against the full amount of our deferred tax assets.

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

Loan income recognition

          Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are applied to principal.

Real Estate Acquired Through Foreclosure

          We record foreclosed real estate assets at the lower of cost or estimated fair value (“LCM”) on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

          Write-downs at time of transfer are made through the allowance for loan losses. Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Financial Condition

          At September 30, 2011, our total assets were $1.2 billion compared to the $1.3 billion at December 31, 2010. Earning assets decreased $108.4 million, or 10.5%, to $926.9 million at September 30, 2011 from $1.0 billion at December 31, 2010. We experienced decreases in all of our interest-earning asset categories. Deposits and capital decreased $90.0 million and $25.3 million, respectively.

Securities

          We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $22.6 million and $27.8 million, respectively, in securities classified as AFS as of September 30, 2011 and December 31, 2010. During the nine months ended September 30, 2011, we purchased $59.8 million in U.S. Agency and mortgage-backed securities in order to utilize some of our excess liquidity.

          We recorded $818,000 and $1.2 million in net OTTI charges during the nine months ended September 30, 2011 and 2010, respectively, related to pooled trust preferred securities. Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $3.1 million at September 30, 2011 compared to a net unrealized loss of $3.6 million at December 31, 2010.

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

          Our securities AFS portfolio composition is as follows:

	September 30,	December 31,
(dollars in thousands)	2011	2010

Mortgage-backed securities	$1,963	$2,325
Trust preferred securities	10,218	10,464
U.S. government agency notes	8,513	12,071
U.S. Treasury securities	1,015	1,001
Corporate obligations	—	1,010
Equity securities - banks	151	197
Equity securities - mutual funds	786	758

	$22,646	$27,826

Loans Held for Sale (“LHFS”)

          We originate residential mortgage loans for sale on the secondary market. At September 30, 2011 and December 31, 2010, such loans held for sale amounted to $126.2 million and $140.3 million, respectively.

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

          Prior to January 1, 2008, we used investor contracts that required us to repurchase and “make-whole” requests on loans sold prior to that date. We experienced losses on loans closed prior to 2008 due to borrower loan payment default. After January 1, 2008, we revised our contract and terms process to include the elimination of early payment default as a risk factor in the majority of our investor contracts and resulting loan sales. The most common reason for a loan repurchase for loans sold since January 1, 2008 is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $435,000 and $1.2 million during the nine months ended September 30, 2011 and 2010, respectively. Our reserve for potential repurchases was $647,000 and $127,000 as of September 30, 2011 and December 31, 2010, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

          Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

          The following table sets forth the composition of our loan portfolio:

	September 30,	Percent	December 31,	Percent
(dollars in thousands)	2011	of Total	2010	of Total

Commercial	$62,775	8.5%	$78,801	9.7%
Commercial mortgage	335,106	45.5%	349,411	43.0%
Commercial construction	54,076	7.4%	58,764	7.2%
Consumer construction	21,593	2.9%	30,792	3.8%
Residential mortgage	124,578	16.9%	144,209	17.8%
Consumer	138,544	18.8%	149,710	18.5%

Total loans	$736,672	100.0%	$811,687	100.0%

          Total loans decreased $75.0 million during the first nine months of 2011. We experienced lower balances in all loan types: commercial (-$16.0 million), commercial mortgage (-$14.3 million), commercial construction (-$4.7 million), consumer construction (-$9.2 million), residential mortgage (-$19.6 million), and consumer (-$11.2 million). During the first nine months of 2011, we were less aggressive in our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

Commercial Construction Portfolio

          Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the September 30, 2011 total included above, $23.1 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2010 and 2011 due to overall weakness in the residential housing sector.

          The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010

Raw residential land	$5,949	$6,617
Residential subdivisions	4,261	5,653
Single residential lots	3,068	3,589
Single family construction	4,481	4,949
Townhome construction	668	912
Multi-family unit construction	4,685	6,135

	$23,112	$27,855

Transferred Loans

          In accordance with the Financial Accounting Standards Board (“FASB”) guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $26.6 million in first-lien mortgage loans and $1.1 million in second-lien mortgage loans that were transferred from loans held for sale to our mortgage and consumer loan portfolios at September 30, 2011.

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

          For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of September 30, 2011, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

          To establish the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history, which gives us the most current and relevant charge-off data. The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required reserves. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations). In general, this impairment amount is included as part of the allowance for loan losses for troubled debt restructures (“TDR” or “TDRs”) and is charged-off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

          See our charge-off policies under “Critical Accounting Policies – Allowance for loan losses” above.

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

          The risks associated with each portfolio class are as follows:

          Commercial and Commercial Mortgage - The primary loan-specific risks in commercial and commercial mortgage loans are: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default, and real estate collateral value determined through appraisals are not reflective of the true property values.

          Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

          Commercial Construction – loan-specific and portfolio risks related to commercial construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above. Additional loan-specific risks include budget overruns and performance variables related to the contractor and subcontractors.

          Consumer Construction – loan-specific and portfolio risks related to consumer construction loans to builders also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above. An additional loan-specific risk is the risk that the builder has a geographical concentration of developments. The risks related to consumer construction loans to ultimate homeowners carry the same risks as commercial construction loans as described above.

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

Consumer

          Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals. The risks associated with each portfolio class are as follows:

          Residential Mortgage, Home Equities, and 2nd Mortgages – The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn, and property values determined through appraisals are not reflective of the true property values. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

          Other Consumer - The primary loan-specific risks of consumer loans are: unemployment, deterioration of the borrower’s financial condition, whether the result of personal issues or a general economic downturn, and for certain consumer loans such as auto loans and boat loans, there is also a risk of deterioration in the value of the collateral. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

          Generally, consumer loans are segregated into homogeneous pools with similar risk characteristics. We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Trends such as delinquency and loss and current economic conditions in consumer loan pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the different consumer portfolios are consistent with those for the commercial portfolios. Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier. Consumer loans are generally charged-off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). These charge-off guidelines may not apply if the loan is both well secured and in the process of collection or is a TDR (see discussion on TDRs later in this section).

Unallocated

          The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the required portion of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. Economic factors are an important consideration in determining the adequacy of the loan loss reserve. A strong regional and national economy will reduce the probability of losses. Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probably of losses. Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

          The following basis points have been added to the respective portfolios for environmental factors as follows:

September 30, 2011:
		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer

Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	1	10	10	10	10	—
Economic factors	25	25	25	11	11	45
Value of underlying collateral for collateral dependent loans	—	20	20	20	20	—

	26	85	85	53	55	45

December 31, 2010:
		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer

Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	1	10	10	10	10	—
Economic factors	25	25	25	6	6	40
Value of underlying collateral for collateral dependent loans	—	15	15	15	15	—

	26	80	80	43	45	40

          Each of the above factors is evaluated quarterly. The factors applied to commercial mortgage and commercial and consumer construction loans were increased in 2011 due to a trend of decreasing appraised values and the general weak economy. The factors applied to residential mortgage and consumer loans were increased in 2011 as a result of increased unemployment rates and the general economic downturn. The factors for the commercial portfolio were unchanged from December 31, 2010 to September 30, 2011.

          We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

          See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

          The changes in the allowance are presented in the following table for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2011	2010	2011	2010

Allowance for loan losses, beginning of period	$14,115	$12,018	$14,115	$11,639
Charge-offs:
Commercial	(2,368)	(1,904)	(5,240)	(1,904)
Commercial mortgage	(1,325)	—	(1,834)	(454)
Commercial construction	(131)	(3,103)	(728)	(3,967)
Consumer construction	—	(12)	(24)	(297)
Residential mortgage	(669)	(431)	(2,209)	(3,562)
Consumer	(590)	(1,568)	(2,021)	(3,160)

Total charge-offs	(5,083)	(7,018)	(12,056)	(13,344)

Recoveries:
Commercial	—	—	—	—
Commercial mortgage	—	—	168	—
Commercial construction	24	7	24	7
Consumer construction	—	—	—	—
Residential mortgage	23	8	37	97
Consumer	33	411	244	487

Total recoveries	80	426	473	591

Net charge-offs	(5,003)	(6,592)	(11,583)	(12,753)

Provision for loan losses	5,000	9,750	11,580	16,290

Allowance for loan losses, end of period	$14,112	$15,176	$14,112	$15,176

Loans (net of premiums and discounts):
Period-end balance	$736,672	$832,902	$736,672	$832,902
Average balance during period	742,173	845,485	762,895	863,619
Allowance as a percentage of period-end loan balance	1.92%	1.82%	1.92%	1.82%
Percent of average loans:
Provision for loan losses	2.67%	4.58%	2.03%	2.52%
Net charge-offs	2.67%	3.09%	2.03%	1.97%

          The following table summarizes our allocation of allowance by loan type:

	September 30, 2011			December 31, 2010

(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans

Commercial	$2,689	19.1%	8.5%	$291	2.1%	9.7%
Commercial mortgage	1,866	13.2%	45.5%	2,542	18.0%	43.0%
Commercial construction	1,668	11.8%	7.4%	2,053	14.5%	7.2%
Consumer construction	235	1.7%	2.9%	817	5.8%	3.8%
Residential mortgage	3,224	22.8%	16.9%	3,032	21.5%	17.8%
Consumer	2,624	18.6%	18.8%	2,417	17.1%	18.5%
Unallocated	1,806	12.8%	—	2,963	21.0%	—

Total	$14,112	100.0%	100.0%	$14,115	100.0%	100.0%

          Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $14.1 million as of both September 30, 2011 and December 31, 2010. Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2011, included increases in the allowance for commercial, residential mortgage, and consumer loans. Decreases in the allowance allocated to commercial mortgage and commercial and consumer construction loans are a reflection of the decreases in the corresponding loan balances. Recent economic conditions have had a broad impact on our loan portfolio as a whole. While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures that our borrowers are experiencing.

          The provision for loan losses recognized to maintain the allowance was $5.0 million and $11.6 million for the three and nine months ended September 30, 2011, respectively, compared to $9.8 million and $16.3 million for the three and nine months ended September 30, 2010, respectively. We recorded net charge-offs of $11.6 million during the first nine months of 2011 compared to net charge-offs of $12.8 million during the same period of 2010. During the nine months ended September 30, 2011, net charge-offs as compared to average loans outstanding increased to 2.03%, compared to 1.97% during the same period of 2010. We recorded a significant amount of charge offs as a result of our policy to charge off all fair value deficiencies instead of carrying a specific reserve (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any specific allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three and nine months ended September 30, 2011 amounted to $3.8 million and $5.2 million, respectively. Total partial charge-offs of nonaccrual loans for the three and nine months ended September 30, 2010 amounted to $3.6 million and $5.1 million, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three and nine months ended September 30, 2011 was $22.2 million and $37.4 million, respectively, and the total amount of nonaccrual loans for which we recorded partial charge-offs for the three and nine months ended September 30, 2010 was $8.9 million and $20.3 million, respectively.

          Our allowance as a percentage of outstanding loans has increased from 1.74% as of December 31, 2010 to 1.92% as of September 30, 2011, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology. Charge-offs and transfers to real estate acquired through foreclosure continued to be significant during 2011.

          Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and related methodology. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

          Management believes the allowance for loan losses is adequate as of September 30, 2011. Our total allowance at September 30, 2011 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

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

          As part of our asset monitoring activities, we maintain a Workout Committee that meets three times per month. During these Workout Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed weekly to senior management and is also discussed and reviewed at the Workout Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date. Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific operating markets, which are predominantly the Baltimore metropolitan area and surrounding counties, and portions of northern Virginia.

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

          NPAs, expressed as a percentage of total assets, totaled 5.6% at September 30, 2011, 5.5% at December 31, 2010, and 5.3% at September 30, 2010. The ratio of allowance for loan losses to nonperforming loans was 33.2% at September 30, 2011, 27.9% at December 31, 2010, and 31.2% at September 30, 2010. The increase in this ratio from December 31, 2010 to September 30, 2011 was due primarily to a decrease in the amount of nonperforming loans, but no net change in the allowance for loan losses. Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2010. We record a significant amount of charge offs as it is our policy to charge off all fair value deficiencies instead of carrying a specific reserve (except with respect to nonaccrual TDRs).

          The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

(dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Nonaccruing loans:
Commercial	$4,238	$1,501	$1,150
Commercial mortgage	20,125	26,991	22,610
Commercial construction	6,549	7,987	7,386
Consumer construction	488	1,257	1,600
Residential mortgage	9,678	11,877	13,237
Consumer	1,384	946	2,618

	42,462	50,559	48,601

Real estate acquired through foreclosure:
Commercial	1,463	—	—
Commercial mortgage	8,884	3,317	3,804
Commercial construction	6,255	7,094	8,485
Consumer construction	2,910	3,553	5,150
Residential mortgage	5,227	7,154	4,132
Consumer	—	67	68

	24,739	21,185	21,639

Total nonperforming assets	$67,201	$71,744	$70,240

Loans past-due 90 days or more and accruing:
Commercial	$118	$—	$—
Commercial mortgage	1,281	1,952	1,643
Commercial construction	—	250	—
Consumer construction	—	—	—
Residential mortgage	1,615	776	2,958
Consumer	309	—	528

	$3,323	$2,978	$5,129

          Nonaccrual loans decreased $8.1 million from December 31, 2010 to $42.5 million at September 30, 2011. The commercial loan nonaccrual balance consisted of 13 loans, with the largest balance amounting to $1.1 million. Eight loans in the amount of $3.7 million were placed in nonaccrual status during 2011. All of the remaining nonaccrual commercial loans were in nonaccrual status as of December 31, 2010. Of the $1.5 million in nonaccrual commercial loans as of December 31, 2010, one loan for $548,000 was transferred to real estate acquired through foreclosure, $125,000 were charged off, one loan in the amount of $162,000 was paid off, and one loan in the amount of $162,000 was returned to accrual status during 2011.

          The commercial mortgage loan nonaccrual balance consisted of 40 loans, with the largest balance amounting to $3.3 million. We placed 23 commercial mortgage loans totaling $10.3 million in nonaccrual status in 2011. Of the balance at December 31, 2010, $7.9 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during the first nine months of 2011, $3.2 million were charged off, $2.8 million were paid off, and $2.2 million were returned to accrual status.

          The commercial construction nonaccrual balance consisted of eight loans, with the largest balance amounting to $4.5 million. We placed four commercial construction loans totaling $713,000 in nonaccrual status in 2011. All of the remaining nonaccrual commercial construction loans were in nonaccrual status as of December 31, 2010. Of the $8.0 million in commercial construction loans in nonaccrual status as of December 31, 2010, $924,000 were charged off, $903,000 were paid off, and $323,000 were transferred to real estate acquired through foreclosure during 2011.

          The consumer construction nonaccrual balance consisted of three loans in the amount of $488,000, all of which were placed in nonaccrual status during 2011. Of the $1.3 million in consumer construction loans in nonaccrual status at December 31, 2010, we transferred two loans totaling $315,000 to real estate acquired through foreclosure, charged off one loan totaling $24,000, and returned one loan in the amount of $918,000 to accrual status.

          The residential mortgage nonaccrual balance consisted of 33 loans, with the largest balance amounting to $797,000. We placed $3.4 million of these loans in nonaccrual status during the nine months ended September 30, 2011. Of the $11.9 million balance of nonaccrual residential mortgage loans at December 31, 2010, we transferred $4.7 million to real estate acquired through foreclosure, received a pay off on three loans for $464,000, returned $337,000 to accrual status, and charged off $519,000.

          The consumer loan nonaccrual balance consisted of seven loans, four of which were placed in nonaccrual status during 2011.

These loans are well secured and we have determined that they do not require charge-off as of September 30, 2011.

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the nine months ended September 30, 2011 and 2010 was approximately $1.4 million and $2.2 million, respectively, and the actual interest income recorded on those loans for the nine months ended September 30, 2011 and 2010 was approximately $235,000 and $812,000, respectively.

          Real estate acquired through foreclosure increased $3.6 million when compared to December 31, 2010, with increases in commercial and commercial mortgage loan types. We transferred approximately $6.0 million in commercial mortgage loans to real estate acquired through foreclosure during the nine months ended September 30, 2011. The entire balance of commercial loans acquired through foreclosure was transferred during 2011. The decreases in the remaining loan segments were due to resolution of the properties through foreclosure sales or buyouts.

          Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $3.0 million at December 31, 2010 to $3.3 million as of September 30, 2011. The commercial loan total of $118,000 consists of two loans, the largest of which amounted to $88,000. The commercial mortgage loan total of $1.3 million consists of four loans, the largest of which amounted to $701,000, the residential mortgage loan total of $1.6 million consisted of six loans, the largest of which amounted to $547,000, and the consumer loan total consists of one home equity loan and three second mortgage loans.

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

          The composition of our TDRs is illustrated in the following table at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010

Commercial:
Nonaccrual	$22	$—
90 days or more and accruing	$—	$—
< 90 days past due/current	$161	$—

	183	—

Commercial mortgage:
Nonaccrual	1,027	1,490
90 days or more and accruing	—	—
< 90 days past due/current	4,178	2,856

	5,205	4,346

Commercial construction:
Nonaccrual	103	353
90 days or more and accruing	—	—
< 90 days past due/current	5,152	5,287

	5,255	5,640

Consumer construction:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	406	—

	406	—

Residential mortgage:
Nonaccrual	3,284	—
90 days or more and accruing	—	450
< 90 days past due/current	9,927	12,697

	13,211	13,147

Consumer:
Nonaccrual	202	923
90 days or more and accruing	—	—
< 90 days past due/current	211	121

	413	1,044

Totals:
Nonaccrual	$4,638	$2,766
90 days or more and accruing	$—	$450
< 90 days past due/current	$20,035	$20,961

	$24,673	$24,177

          The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $964,000 and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. The actual interest income recorded on these loans for the nine months ended September 30, 2011 and 2010 was $562,000 and $687,000, respectively.

          For a nonaccrual TDR loan to be returned to accrual status, a borrower must make six consecutive monthly payments in accordance with the loan’s restructured terms. Additionally, the borrower must demonstrate the ability to keep the loan current going forward.

          The following table shows the breakdown of loans modified during the three and nine months ended September 30:

	Three Months Ended September 30,

	2011			2010

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	1	$297	$22	—	$—	$—
Residential mortgage	—	—	—	6	2,261	2,275
Home equity and 2nd mortgage	—	—	—	4	207	207

	1	$297	$22	10	$2,468	$2,482

	Nine Months Ended September 30,

	2011			2010

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	2	$460	$185	—	$—	$—
Commercial mortgage	2	2,197	2,197	2	2,316	2,370
Commercial construction	—	—	—	6	5,177	5,508
Residential mortgage	1	566	579	16	9,027	9,033
Home equity and 2nd mortgage	—	—	—	10	1,148	1,148

	5	$3,223	$2,961	34	$17,668	$18,059

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

          The following tables show the breakout of impaired loans by class:

	September 30, 2011

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$4,239	$4,239	$—	$2,197	$7	$5,240
Commercial mortgage	$19,553	$19,553	$—	$20,948	$58	$1,706
Commercial construction	$11,701	$11,701	$—	$12,376	$69	$728
Consumer construction	$351	$351	$—	$874	$1	$24
Residential mortgage	$7,658	$7,658	$—	$10,402	$85	$1,506
Home equity & 2nd mortgage	$1,520	$1,520	$—	$915	$5	$2,021
Other consumer	$—	$—	$—	$168	$—	$—
With a related allowance:
Commercial	157	161	4	39	2	—
Commercial mortgage	4,660	4,749	89	3,876	74	128
Commercial construction	—	—	—	333	—	—
Consumer construction	405	406	1	140	16	—
Residential mortgage	11,732	12,084	352	12,139	388	703
Home equity & 2nd mortgage	71	75	4	18	3	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,396	$4,400	$4	$2,236	$9	$5,240
Commercial mortgage	$24,213	$24,302	$89	$24,824	$132	$1,834
Commercial construction	$11,701	$11,701	$—	$12,709	$69	$728
Consumer construction	$756	$757	$1	$1,014	$17	$24
Residential mortgage	$19,390	$19,742	$352	$22,541	$473	$2,209
Home equity & 2nd mortgage	$1,591	$1,595	$4	$933	$8	$2,021
Consumer	$—	$—	$—	$168	$—	$—

	December 31, 2010

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

Deposits

          Deposits totaled $1.0 billion at September 30, 2011, decreasing $90.0 million or 8.0% from the December 31, 2010 balance of $1.1 billion. During the nine months ended September 30, 2011, we experienced significant decreases in time deposits. The decrease was primarily rate driven, with a significant amount of the decrease incurred in our nonbrokered national time deposit campaign (1). We experienced additional decreases in time deposits and in other deposit types as customers moved funds out of time deposits and into savings accounts or out of the Bank in search of higher-yielding products. The deposit breakdown is as follows:

	September 30, 2011		December 31, 2010

(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total

NOW & money market savings deposits	$131,417	12.8%	$138,173	12.3%
Regular savings deposits	57,035	5.5%	56,652	5.1%
Time deposits	740,273	71.7%	823,614	73.4%

Total interest-bearing deposits	928,725	90.0%	1,018,439	90.8%
Noninterest-bearing demand deposits	103,153	10.0%	103,450	9.2%

Total deposits	$1,031,878	100.0%	$1,121,889	100.0%

          Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year. As of September 30, 2011 and December 31, 2010, our core deposits were $370.0 million and $413.3 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

          Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at September 30, 2011 and December 31, 2010. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

          The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At September 30, 2011, our total available credit line with the FHLB was $116.5 million. Our outstanding FHLB advance balance at both September 30, 2011 and December 31, 2011 was $107.0 million.

          Long-term borrowings, which totaled $73.7 million and $33.9 million at September 30, 2011 and December 31, 2010, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. We held $65.0 million and $25.0 million in long-term FHLB advances at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the balance on the mortgage loan was $8.7 million and $8.9 million, respectively.

          Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings decreased from $84.4 million at December 31, 2010 to $44.1 million at September 30, 2011. We held $42.0 million and $82.0 million in short-term FHLB advances at September 30, 2011 and December 31, 2010, respectively.

          In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp. The debentures are the sole assets of the Trusts. Aggregate debentures outstanding as of both September 30, 2011 and December 31, 2010 totaled $52.1 million.

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

(1)

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

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At September 30, 2011, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

          During 2010, we executed Exchange agreements (the “Exchanges”) with our Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr. and with an unaffiliated third party. The agreements exchanged trust preferred securities for shares of common stock and warrants of the Company. Upon completion of the Exchanges, the Company canceled the trust preferred securities and the related accrued interest on the securities in exchanges for the common stock and warrants, eliminating the long term debt. The transaction with the unaffiliated third party resulted in a gain of $571,000, net of taxes of $387,000.

Capital Resources

          Stockholders’ equity decreased $25.3 million in 2011 to a deficit of $(21.6) million from $3.7 million as of December 31, 2010.

          Common stock and additional paid-in-capital increased by $472,000 due to the issuance, net of costs, of common stock to directors and certain employees as part of their compensation as well as the change in the value of the warrants outstanding. We did not repurchase any common stock during 2011, nor was any stock issued through the employee stock purchase plan. Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $479,000. Retained deficit increased by the net loss of $26.3 million for 2011.

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

          We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. As of September 30, 2011, the Bank was “under capitalized” under the regulatory framework for prompt corrective action.

          The regulatory capital ratios are shown below:

			Minimum
	September 30,	December 31,	Regulatory
	2011	2010	Requirements

Regulatory capital ratios:
Leverage:
Consolidated	(1.6)%	0.7%	4.0%
Bank	3.4%	4.7%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	(2.1)%	1.0%	4.0%
Bank	4.5%	6.8%	4.0%
Total capital to risk-weighted assets:
Consolidated	(2.1)%	2.1%	8.0%
Bank	5.8%	8.0%	8.0%

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, December 31, 2010, or September 30, 2011. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to Federal Reserve Bank (“FRB”) Agreements (the “FRB Agreements”), which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2011, those capital ratios were (1.6)%, (2.1)%, and (2.1)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          See information related to two Exchange Agreements under “Borrowings” above. Also, see information regarding the “Securities Purchase Agreement” included in Note 6 to the Consolidated Financial Statements.

Results of Operations

Net Loss

Nine months Ended September 30:

          For the nine months ended September 30, 2011, we realized a net loss of $26.3 million compared to a net loss of $12.7 million for the nine month period ended September 30, 2010. Basic and diluted losses per share for 2011 and 2010 totaled $(1.41) and $(0.93), respectively.

          Return on average assets, the quotient of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets (annualized) for the nine months ended September 30, 2011 was (2.89)% compared to (1.25)% for the corresponding period in 2010. All profitability indicators were significantly affected by our net losses.

Three Months Ended September 30:

          For the three months ended September 30, 2011, we realized a net loss of $8.0 million compared to a net loss of $4.6 million for the three month period ended September 30, 2010. Basic and diluted losses per share for the third quarter of 2011 and 2010 totaled $(0.42) and $(0.26), respectively.

          Return on average assets (annualized) for the three months ended September 30, 2011 was (2.75)% compared to (1.38)% for the corresponding period in 2010. All profitability indicators were significantly affected by our net losses.

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

Nine months Ended September 30:

          Net interest income for the first nine months of 2011 totaled $20.6 million, a decrease of $1.1 million from $21.7 million for the nine months ended September 30, 2010. The decrease in net interest income during the nine months ended September 30, 2011 was primarily due to a decrease in the volume of interest-earning assets from $1.0 billion for the nine months ended September 30, 2010 to $922,000 for the nine months ended September 30, 2011. We also experienced a decrease in the yield earned on interest-earning assets from 5.43% for the nine months ended September 30, 2010 to 5.11% for the nine months ended September 30, 2011. Net interest margin increased to 2.94% from 2.82%.

Interest Income

          Total interest income decreased by $6.0 million for the nine months ended September 30, 2011 due primarily to the decreased volume of interest-earning assets due to our continued attempt to improve the quality of our loan portfolio and slowing of origination activity. Yields on earning assets continue to be affected by the level of NPAs and corresponding interest reversals, resulting in a decrease from 5.43% for the nine months ended September 30, 2010 to 5.11% for the nine months ended September 30, 2011.

          Average loans outstanding decreased by $100.7 million. We experienced decreases in all loan segments: commercial (-$12.9 million), commercial mortgage (-$6.9 million), commercial and consumer construction (-$26.8 million and -$19.3 million, respectively), residential mortgage (-$26.0 million), and consumer (-$8.8 million). These decreases were due primarily to our continued efforts to improve the quality of our loan portfolio as well as a weak real estate market, which has led to the reduction of new real estate loans and reduced values of the collateral of currently-held real estate loans.

          Average loans held for sale decreased $26.8 million, due to lower origination volumes. Average securities increased by $20.5 million. During 2011, we purchased $59.8 million in securities in order to better utilize our liquidity.

Interest Expense

          Interest expense decreased by $4.8 million to $14.9 million for the nine months ended September 30, 2011, compared to $19.8 million for the same period in 2010. We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.19% for the nine months ended September 30, 2010 to 1.80% for the nine months ended September 30, 2011. We also experienced a $100.7 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 2.08% in 2010 to 1.74% in 2011 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity. All deposit types experienced decreased rates during the nine months ended September 30, 2011.

          Average interest-bearing deposits decreased by $91.5 million due to maturing time deposits from our national nonbrokered time deposit program (see description above under “Deposits”) combined with decreases in NOW and money market accounts. A decrease in average borrowings of $9.2 million was due primarily to the cancellation of certain junior subordinated debt (see “Borrowings” above). We experienced a decrease in the costs of borrowed funds from 2.85% for the nine months ended September 30, 2010 to 2.13% for the same period in 2011 due to the decline in variable-rate trust preferred security costs, decreased junior subordinated debt, and lower short-term borrowing costs.

Three Months Ended September 30:

          Net interest income for the third quarter of 2011 totaled $7.1 million, a decrease of $714,000 from $7.9 million for the third quarter of 2010. The decrease in net interest income during the third quarter of 2011 was primarily due to a decrease in average interest-earning assets from $1.0 billion for the three months ended September 30, 2010 to $897,000 for the three months ended September 30, 2011 and a decrease in the yield earned on interest-earning assets from 5.26% for the three months ended September 30, 2010 to 5.14% for the three months ended September 30, 2011. The net interest margin increased to 3.13% from 2.98%.

Interest Income

          Total interest income decreased by $2.1 million for the three months ended September 30, 2011 due primarily to the decreased volume of interest-earning assets. Average interest-earning assets decreased $135.9 million during the three months ended September 20, 2011.

          Average loans outstanding decreased by $103.3 million, with decreases in all loan segments. The decrease in commercial (including commercial mortgage) and construction (both commercial and consumer) loans was due to management’s decision to reduce these types of loan originations to improve asset quality given the current economic environment and the deterioration of the real estate market, respectively. The decrease in residential mortgage and consumer loans was due primarily to decreased portfolio lending activity and write downs of impaired loans.

          Average loans held for sale decreased $49.9 million, due to lower volume and faster execution of loans sales to investors. Average securities increased by $18.4 million, due to the purchase of securities of $59.8 million during 2011.

Interest Expense

          Interest expense decreased by $1.4 million to $4.5 million for the three months ended September 30, 2011, compared to $5.9 million for the same period in 2010. We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.02% for the three months ended September 30, 2010 to 1.72% for the three months ended September 30, 2011, and a lower level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 1.95% in 2010 to 1.64% in 2011 was driven by decreases in the rates on all deposit account types. Average interest-bearing deposits decreased by $115.4 million due to the maturing of time deposits from our national nonbrokered time deposit program as well as decreases in our NOW and money market accounts. A decrease in average borrowings of $1.3 million was due to the cancellation of certain junior subordinated deferrable interest debentures (see “Borrowings” above). We experienced a decrease in the costs of borrowed funds from 2.39% for the three months ended September 30, 2010 to 2.13% for the same period in 2011 due to the decline in variable-rate trust preferred security costs and lower short-term borrowing costs.

          The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Nine Months Ended September 30,

	2011			2010

	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$65,160	$2,629	5.32%	$78,049	$2,978	5.03%
Commercial mortgage	339,574	15,657	6.08%	346,499	16,209	6.17%
Commercial construction	56,160	2,369	5.56%	82,951	3,240	5.15%
Consumer construction	24,198	883	4.86%	43,476	1,768	5.42%
Residential mortgage	133,615	5,228	5.22%	159,637	6,743	5.63%
Consumer	144,188	4,882	4.52%	153,007	5,336	4.66%

Total loans	762,895	31,648	5.49%	863,619	36,274	5.56%
Loans held for sale	65,250	2,219	4.54%	92,089	3,257	4.72%
Securities, trading and AFS	49,262	1,293	3.50%	28,753	1,558	7.23%
Interest-bearing deposits	37,134	358	1.29%	21,124	373	2.36%
Restricted stock investments, at cost	7,046	—	—	7,807	14	0.24%

Total earning assets	921,587	35,518	5.11%	1,013,392	41,476	5.43%

Allowance for loan losses	(14,532)			(12,411)
Cash and other nonearning assets	309,645			362,455

Total assets	$1,216,700	35,518		$1,363,436	41,476

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Interest-bearing deposits:
NOW deposits	$6,353	3	0.07%	$7,461	40	0.72%
Savings deposits	57,972	85	0.20%	56,098	123	0.29%
Money market deposits	128,747	552	0.57%	142,821	674	0.63%
Time deposits	743,496	11,577	2.08%	821,726	15,120	2.46%

Total interest-bearing deposits	936,568	12,217	1.74%	1,028,106	15,957	2.08%
Borrowings	169,698	2,708	2.13%	178,891	3,815	2.85%

Total interest-bearing liabilities	1,106,266	14,925	1.80%	1,206,997	19,772	2.19%

Noninterest-bearing demand deposits	104,272			107,294
Other noninterest-bearing liabilities	12,854			10,494
Stockholders’ (deficit) equity	(6,692)			38,651

Total liabilities and stockholders’ (deficit) equity	$1,216,700	14,925		$1,363,436	19,772

Net interest income/net interest spread		$20,593	3.31%		$21,704	3.24%

Net interest margin			2.94%			2.82%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments

	For the Three Months Ended September 30,

	2011			2010

	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$60,831	$814	5.23%	$76,811	$924	4.71%
Commercial mortgage	335,168	5,129	5.99%	363,660	5,722	6.16%
Commercial construction	55,560	822	5.79%	65,634	890	5.31%
Consumer construction	22,310	274	4.89%	39,041	440	4.49%
Residential mortgage	127,694	1,697	5.31%	148,022	2,128	5.75%
Consumer	140,610	1,592	4.51%	152,317	1,789	4.68%

Total loans	742,173	10,328	5.48%	845,485	11,893	5.54%
Loans held for sale	73,263	894	4.88%	123,164	1,377	4.47%
Securities, trading and AFS	39,458	373	3.78%	21,071	383	7.23%
Interest-bearing deposits	35,378	82	0.93%	35,884	117	1.30%
Restricted stock investments, at cost	6,997	—	—	7,557	9	0.46%

Total earning assets	897,269	11,677	5.14%	1,033,161	13,779	5.26%

Allowance for loan losses	(15,246)			(12,447)
Cash and other nonearning assets	266,697			302,632

Total assets	$1,148,720	11,677		$1,323,346	13,779

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Interest-bearing deposits:
NOW deposits	$6,506	1	0.03%	$7,468	13	0.68%
Savings deposits	56,690	28	0.20%	56,442	42	0.29%
Money market deposits	126,202	181	0.57%	138,216	213	0.61%
Time deposits	689,804	3,415	1.96%	792,500	4,627	2.32%

Total interest-bearing deposits	879,202	3,625	1.64%	994,626	4,895	1.95%
Borrowings	169,641	913	2.13%	170,949	1,031	2.39%

Total interest-bearing liabilities	1,048,843	4,538	1.72%	1,165,575	5,926	2.02%

Noninterest-bearing demand deposits	102,868			105,290
Other noninterest-bearing liabilities	12,902			9,206
Stockholders’ (deficit) equity	(15,893)			43,275

Total liabilities and stockholders’ (deficit) equity	$1,148,720	4,538		$1,323,346	5,926

Net interest income/net interest spread		$7,139	3.42%		$7,853	3.24%

Net interest margin			3.13%			2.98%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments

          A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below. Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	For the Three Months Ended September 30, 2011 vs. 2010			For the Nine Months Ended September 30, 2011 vs. 2010

	Due to Variances in			Due to Variances in

	Rate	Volume	Total	Rate	Volume	Total

	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$489	$(599)	$(110)	$244	$(593)	$(349)
Commercial mortgage	(154)	(439)	(593)	(230)	(322)	(552)
Commercial construction	374	(442)	(68)	376	(1,247)	(871)
Consumer construction	232	(398)	(166)	(166)	(719)	(885)
Residential mortgage	(153)	(278)	(431)	(472)	(1,043)	(1,515)
Consumer	(63)	(134)	(197)	(152)	(302)	(454)

Total loans	725	(2,290)	(1,565)	(400)	(4,226)	(4,626)
Loans held for sale	729	(1,212)	(483)	(121)	(917)	(1,038)
Securities, trading and AFS	(959)	949	(10)	(1,355)	1,090	(265)
Interest-bearing deposits	(33)	(2)	(35)	(288)	273	(15)
Restricted stock investments, at cost	(8)	(1)	(9)	(13)	(1)	(14)

Total interest income	454	(2,556)	(2,102)	(2,177)	(3,781)	(5,958)

Interest paid on:
Interest-bearing deposits:
NOW deposits	(11)	(1)	(12)	(32)	(5)	(37)
Savings deposits	(15)	1	(14)	(45)	7	(38)
Money market deposits	(14)	(18)	(32)	(59)	(63)	(122)
Time deposits	(654)	(558)	(1,212)	(2,187)	(1,356)	(3,543)

Total interest-bearing deposits	(694)	(576)	(1,270)	(2,323)	(1,417)	(3,740)
Borrowings	(110)	(8)	(118)	(920)	(187)	(1,107)

Total interest expense	(804)	(584)	(1,388)	(3,243)	(1,604)	(4,847)

Net interest income	$1,258	$(1,972)	$(714)	$1,066	$(2,177)	$(1,111)

Noninterest Income

Nine months Ended September 30:

          Noninterest income for the nine months ended September 30, 2011 was $15.5 million, a decrease of $7.0 million or 31.1% from the comparable period of 2010 primarily due to decreases in mortgage-banking revenue, revenue from trading assets and liabilities, and deposit service charges and fees, partially offset by a decrease in the amount of net OTTI charges taken during the nine months ended September 30, 2011 and an increase in gains on sales of securities. In addition, during the nine months ended September 30, 2010, we recorded a gain on a debt exchange with no comparable gain in 2011.

          Mortgage-banking revenue decreased from $13.5 million for the nine months ended September 30, 2010 to $7.9 million for the nine months ended September 30, 2011 due primarily to a decline in the volume of loan originations. The volume of loans sold decreased from $897.7 million in 2010 to $710.7 million in 2011. In addition, during 2010, we began valuing loans held for sale at fair value, which resulted in an acceleration of gains of $2.2 million.

          Deposit service charges declined to $2.2 million for the nine months ended September 30, 2011 from $3.1 million for the nine months ended September 30, 2010 due primarily to the implementation of new regulations that limited certain fees on deposit accounts. During the nine months ended September 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.7 million. Those trading assets were sold late in 2010 and the related liabilities were refinanced in 2010 with liabilities not recorded at fair value.

          We recorded $818,000 in net OTTI during 2011 compared to $1.2 million of net OTTI during 2010.

          During 2010, we recognized a $958,000 gain on the extinguishment of a portion of our junior subordinated deferrable interest debentures in an exchange transaction. See “Borrowings” above for details about the transaction.

          We sold securities of $49.5 million during the nine months ended September 30, 2011, which resulted in a net gain of $781,000. During the nine months ended September 30, 2010, we recorded a $54,000 net gain on the sale of $8.0 million in securities.

Three Months Ended September 30:

          Noninterest income for the three months ended September 30, 2011 was $7.7 million, a decrease of $2.9 million or 27.3% from the comparable period of 2010 due primarily to a decrease in mortgage-banking revenue.

          Mortgage-banking revenue decreased from $8.8 million for the three months ended September 30, 2010 to $4.6 million for the three months ended September 30, 2011 due primarily to a decline in the volume of loan originations, as well as the $2.2 gain acceleration from fair value accounting experienced in 2010. Deposit service charges declined to $717,000 in the third quarter of 2011 from $933,000 for the third quarter of 2010 due to the implementation of new regulations that limited certain fees on deposit accounts. During the three months ended September 30, 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $331,000 compared with no such gain in 2011 as we sold the trading assets and refinanced the liabilities with ones not recorded at fair value. We recorded $681,000 in net OTTI during the three months ended September 30, 2011 compared to $816,000 of net OTTI during the same period of 2010. We recorded gains on the sale of securities of $638,000 for the three months ended September 30, 2011, with no comparable gain during the same period of 2010. In addition, in 2011, we received an insurance payment of $1.0 million to settle certain outstanding title insurance claims, included in other income.

Noninterest expenses

Nine months Ended September 30:

          For the nine months ended September 30, 2011, noninterest expenses decreased $397,000 to $50.8 million compared to $51.2 million for the same period of 2010.

          The decreases in salaries and benefits, occupancy, and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs. In addition, salaries and benefit expenses decreased due to the sale of NGFS. Professional service costs increased due to regulatory compliance costs, efforts to raise capital, and legal costs related to loan workouts. Loan collection expenses decreased $568,000 from 2010 to 2011.

Three months Ended September 30:

          For the three months ended September 30, 2011, noninterest expenses remained relatively stable at $17.8 for both 2011 and 2010. Write-downs, losses, and costs of real estate acquired through foreclosure increased $1.4 million, as additional properties were foreclosed and additional valuations were required on existing foreclosed assets due to the current economic climate.

          The decreases in salaries and benefits, occupancy, furniture and equipment, and other costs were a reflection of our continuing efforts in reducing controllable costs. In addition, salaries and benefit expenses decreased due to decreased staffing levels.

          Professional service costs increased due to regulatory compliance costs, efforts to raise capital, and legal costs related to loan workouts. Loan collection expenses decreased $456,000 from 2010 to 2011.

          The following table shows the breakout of other noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2011	2010	2011	2010

Office supplies	$105	$127	$319	$339
Printing	94	134	260	260
Marketing/promotion	236	311	606	700
Postage	140	122	455	417
Overnight delivery/courier	89	86	285	311
Security	54	51	163	176
Dues and subscriptions	91	128	290	318
Director fees	73	87	246	278
Employee education and training	18	19	42	83
Automobile expense	23	32	80	99
Travel and entertainment	72	39	175	128
Other	448	726	1,401	1,559

	$1,443	$1,862	$4,322	$4,668

Income Taxes

          As we have set up a valuation allowance against all of our deferred taxes, we do not show an income tax benefit for the three or nine months ended September 30, 2011. During the nine months ended September 30, 2010, we recorded an income tax benefit from continuing operations of $10.7 million on a net loss from continuing operations before income taxes and discontinued operations of $23.3 million, resulting in an effective tax rate of (46.2)%. During the three months ended September 30, 2010, we recorded an income tax benefit from continuing operations of $4.5 million on a net loss from continuing operations before income taxes and discontinued operations of $9.1 million, resulting in an effective tax rate of (49.1)%.

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

          The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $284.3 million at September 30, 2011. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $13.0 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $183.6 million at September 30, 2011 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.6 million at September 30, 2011 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.3 million at September 30, 2011 are generally open ended. At September 30, 2011, available home equity lines totaled $60.8 million. Home equity credit lines generally extend for a period of 10 years.

          Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of September 30, 2011, we anticipate expending approximately $1.0 million in the next 12 months on our premises and equipment.

          Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period, historically we have experienced a steady increase in total customer funding sources.

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $186.7 million at September 30, 2011, have immediate availability to meet our short-term funding needs. Our entire investment portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. Loans held for sale, which totaled $126.2 million at September 30, 2011, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 71.4% at September 30, 2011 and 72.4% at December 31, 2010.

          We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained. At September 30, 2011, our total available credit line with the FHLB was $116.5 million. Our outstanding balance was $107.0 million at both September 30, 2011 and December 31, 2010. The Bank has been notified by the FRB that it is a secondary credit facility. All future borrowings must be approved by the discount committee of the FRB.

          We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At September 30, 2011, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

          First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders, and interest and principal on outstanding debt. A significant amount of First Mariner Bancorp’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. For a Maryland chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the FRB, FDIC, and the Commissioner that, among other things, require First Mariner and the Bank to obtain the prior approval of its regulators before paying a dividend or otherwise making a distribution on its stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

          Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2011		December 31, 2010

(dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

IRLCs	$183,564	$187,205	$71,228	$71,753
Forward contracts to sell mortgage-backed securities	146,500	144,052	125,500	127,424

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

Interest Rate Risk

          Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 2011, we had a one-year cumulative positive gap of approximately $146.2 million compared to a one-year cumulative positive gap of approximately $50.2 million at December 31, 2010.

          While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 2011, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change

	+200BP	-200BP

Net interest income	(0.97)%	(4.27)%

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

(b) Changes in Internal Control Over Financial Reporting. Daniel McKew, President of First Mariner Bank, has submitted his resignation to pursue another professional opportunity. Mark Keidel, the current President of First Mariner Bancorp and Chief Operating Officer of First Mariner Bank, has been appointed as Mr. McKew’s successor. We do not anticipate this change will have any material effect on our internal control over financial reporting.

          There were no other significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 1A – Risk Factors

          The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2010, Item 1A of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, and Item 1A of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011. The following discussion is an update to certain risk factors contained in the Annual Report on Form 10-K.

          There may be a limited market for our common stock, which may adversely affect our stock price.

          Effective September 1, 2011, our stock was delisted from the NASDAQ Stock Market and began trading on the Over-the-Counter Bulletin Board. The delisting from the NASDAQ Stock Market may make the market for our stock more illiquid and our shares might not be actively traded in the future. If an active trading market for our common stock does not develop, you may not be able to sell all of your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

          As of September 30, 2011, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required to meet by June 30, 2010. The failure to maintain these capital requirements could result in further action by our regulators.

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

          Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements. As of the date of this document, the FRB is reviewing the Company’s revised capital plan. To satisfy these requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2011, those capital ratios were (1.6)%, (2.1)%, and (2.1)%, respectively, which were not in compliance with the minimum requirements. As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.

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

          We have adopted all plans required by the New FRB Agreement and have not taking any of the prohibited actions. We have taken steps to increase capitalization (and therefore, our capital ratios) through a stock offering in 2010 and through potential private capital infusions (see Note 6 to the Consolidated Financial Statements).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          There were no repurchases of the Company’s common stock during the three months ended September 30, 2011.

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - [REMOVED AND RESERVED]

Item 5 - Other Information

          None

Item 6 - Exhibits

3.1	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 16, 2011)

10.1	Amendment to Securities Purchase Agreement, dated September 21, 2011, by and among First Mariner Bancorp, First Mariner Bank and Priam Capital Fund I, LP, filed herewith

10.2

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes on Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) related notes.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	November 7, 2011	By:	/s/ Edwin F. Hale Sr.

Edwin F. Hale Sr.
Chairman and Chief Executive Officer

Date:	November 7, 2011	By:	/s/ Paul B. Susie

Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

3.1	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 16, 2011)

10.1	Amendment to Securities Purchase Agreement, dated September 21, 2011, by and among First Mariner Bancorp, First Mariner Bank and Priam Capital Fund I, LP, filed herewith

10.2

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes on Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) related notes.

* Furnished, not filed.