Form 10-K
period 2011-12-31
FIRST MARINER BANCORP
filed 2012-03-30
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011.

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

Title of Each Class

Common Stock, par value $0.05 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9.4 million.

          The number of shares of common stock outstanding as of March 16, 2012 was 18,860,482 shares.

          Documents incorporated by reference: None

FIRST MARINER BANCORP

Annual Report on Form 10-K

December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Some of our statements contained in, or incorporated by reference into, this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

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

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest-sensitive assets and liabilities;

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

•	costs and potential disruption or interruption of operations due to cyber-security incidents;

•	a decline in demand for our products and services;

•	an inability to attract and retain deposits;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	changes in consumer spending and savings habits;

•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;

•	our ability to effectively manage market risk, credit risk, and operational risk;

•	unanticipated regulatory or judicial proceedings;

•	the success and timing of our business strategies and our ability to effectively carry out our business and capital plans;

•	our ability to continue to operate as a going concern;

•	our ability to realize the benefits from our cost saving initiatives;

•	our ability to meet our interest payment obligations on our junior subordinated deferrable interest debentures upon expiration of the deferral period in 2013;

•	our ability to raise sufficient capital to comply with the requirements of our regulators and for continued support of operations;

•	the imposition of additional enforcement actions by bank regulatory authorities upon First Mariner Bank or First Mariner Bancorp;

•	our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure to problem assets;

•	our ability to retain key employees;

•	the failure of assumptions underlying the establishment of our allowance for loan losses that may prove to be materially incorrect or may not be borne out by subsequent events;

•	increased loan delinquencies and/or an escalation in problem assets and foreclosures;

•

a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	a reduction in the value of certain assets held by us;

•	our ability to successfully implement our liquidity contingency plan and meet our liquidity needs;

•	our ability to satisfy all closing conditions under the Purchase Agreement and related amendment with Priam Capital Fund I, LP;

•	other risks as described in this Annual Report on Form 10-K.

          All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I
ITEM 1	BUSINESS

General

          First Mariner Bancorp (“First Mariner”) is a bank holding company whose business is conducted primarily through its wholly owned operating subsidiary, First Mariner Bank (the “Bank”). First Mariner was established in 1995 and has total assets in excess of $1.1 billion as of December 31, 2011. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600.

          We maintain the following Internet sites: www.1stmarinerbank.com; www.1stmarinerbancorp.com; www.1stmarinermortgage.com; and www.vamortgage.com. Information on these websites is not part of, and is not incorporated herein by reference to, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available, free of charge, in the investor relations section of our Internet site at www.1stmarinerbancorp.com as soon as reasonably practicable after we have filed them with the Securities and Exchange Commission (the “SEC”).

          The Bank is our largest operating subsidiary with assets exceeding $1.1 billion as of December 31, 2011 and is the largest bank headquartered in Baltimore, Maryland. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland, as well as portions of Maryland’s eastern shore. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

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

          First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 21 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for information on the results of our mortgage-banking operations.

          Next Generation Financial Services (“NGFS”), a former division of the Bank, engaged in the origination of reverse and conventional mortgage loans and provided these products directly through commission based loan officers throughout the United States. We transferred all Mortgage Servicing Rights (“MSR” or “MSRs”) to the buyer of NGFS during the second quarter of 2011 and finalized the sale during the third quarter of 2011. We have not realized any significant benefit or loss from the sale of NGFS.

          We do not conduct any foreign operations.

          We operate in two business segments – commercial and consumer banking and mortgage-banking. Financial information related to our operations in these segments for each of the three years ended December 31, 2011 is provided in Note 21 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our Business Strategy

          We are currently focused on improving earnings, liquidity, capital adequacy, and controlling asset growth. In order to achieve our objectives, our strategy is to:

•	Strengthen the capital position of the Company and the Bank;

•	Reduce our long-term debt;

•	Aggressively improve the quality of assets currently in our portfolio;

•	Adhere to rigorous credit standards in the origination of new loans;

•	Reduce our controllable operating expenses to improve our efficiency ratios;

•	Work towards obtaining termination of Regulatory Enforcement Actions (see discussions in Item 1A – “Risk Factors” later in Part I of this Annual Report on Form 10-K);

•	Review our branch performance to evaluate possible consolidations or relocations that may increase our efficiency;

•	Cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;

•	Capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;

•	Provide our customers with access to local executives who make key credit and other decisions;

•	Maximize mortgage-banking opportunities;

•	Pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors; and

•	Develop innovative financial products and services to generate additional sources of revenue.

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

Mortgage-Banking

          Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration (“FHA”) and the federal Veterans Administration (“VA”) loans, conventional and nonconforming first- and second-lien mortgages, reverse mortgages, and construction and permanent financing.

Our Lending Activities

Loan Portfolio Composition

          At December 31, 2011, our loan portfolio totaled $701.8 million, representing 59.5% of our total assets of $1.2 billion. The majority of our lending activity is in the Mid-Atlantic region and our loans are generally secured by residential and commercial real estate. At December 31, 2011 approximately 90% of our total loans were secured by real estate.

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

Commercial Mortgage Loans

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

Commercial and Consumer Construction Loans

          The Bank provides interim real estate acquisition, development, and construction loans to builders, developers, and persons who will ultimately occupy their single-family dwellings. These loans are made within the Federal regulatory guidelines for maximum loan-to-value (“LTV”) ratios. Generally, residential construction loans are made for up to 80% of the appraised value of the property for both individuals and developers. Residential construction loans to developers may be made for over 80% of the appraised value of the property with additional credit enhancements, such as additional collateral. Commercial real estate construction loans are generally made for 75% or less of the appraised value of the property. Development loans, made to improve raw land into lots on which structures may be built, are generally made for 75% or less of the appraised value of the property. The Bank’s real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. We carefully monitor these loans with on-site inspections and control of disbursements. The Bank’s real estate development and construction loans are typical debt obligations of the borrowers and do not provide for our participation in residual profits or losses of the projects or involve equity positions through partnerships, joint ventures, or other similar structures.

          Loans to individuals for the construction of their primary residences are typically secured by the property under construction, frequently include additional collateral (such as a second mortgage on the borrower’s present home), and commonly have maturities of nine to twelve months.

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

          The Bank secures development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers’ equity in the project, independent appraisals, costs estimates, and preconstruction sales information. We have significantly limited our development lending activities over the past four years.

Residential Mortgage Loans

          The Bank originates adjustable- and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms, conditions, and documentation acceptable to the secondary mortgage market. The Bank will place some of these loans into our portfolio, although the vast majority are ultimately sold to investors.

Consumer Loans

          The Bank offers a variety of consumer loans, typically secured by residential real estate or personal property, including automobiles and boats. Our home equity loans (closed-end and lines of credit) are typically made up to 70% to 80% of the appraised value, less the amount of any existing prior liens on the property and generally have maximum terms of 15 years. The interest rates on our closed-end home equity loans are fixed, while interest rates on our home equity lines of credit are variable.

Community Reinvestment Act (“CRA”)

          We have a strong commitment to our responsibilities under the federal CRA and actively search for opportunities to meet the development needs of all members of the communities we serve, including persons of low to moderate income in a manner consistent with safe and sound banking practices. We currently fulfill this commitment primarily by participating in loan programs sponsored or guaranteed by the FHA, the VA, the federally funded Neighborhood Stabilization Program, the U.S. Department of Agriculture Rural Development Loans Program, the Federal Home Loan Bank of Atlanta (“FHLB”) Closing Cost Assistance Program, the Section 8 to Home-Ownership Program, and the Settlement Expense Loan Program.

          See Item 7 of Part II of this Annual Report on Form 10-K for more detailed information concerning our loan portfolio, the individual portfolio segments, and their effect on 2011 operations.

Our Credit Administration Process

          Our lending activities are subject to written policies approved by the Bank’s Board of Directors to ensure proper management of credit risk. We make loans that are subject to a well defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. We conduct regular portfolio reviews to identify potential underperforming credits, estimate loss exposure, geographic and industry concentrations, and to ascertain compliance with our policies. For significant problem loans, we review and evaluate the financial strengths of our borrower and the guarantor, the related collateral, and the effects of economic conditions.

          The loan committee of the Bank’s Board of Directors is authorized to approve loans up to the Bank’s legal lending limit, which is approximately $7.6 million as of December 31, 2011. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, but we do have loans to a limited number of customers in excess of that amount.

          We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we, and our borrowers, are affected by the economic conditions prevailing in our market area. Approximately 28% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers and the remaining 72% consisted of loans to customers in the surrounding states and the District of Columbia. Approximately 85% of our commercial loan portfolio (commercial, commercial mortgage, and commercial construction) consisted of loans to Maryland customers with an additional 12% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 3% of our portfolio.

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

Our Competition

Banking

          We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, mortgage companies, finance companies, Internet-based financial companies, and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving financial entities in our market area have required us to compete with banks and finance companies with greater resources. Additionally, certain financial institutions have received various amounts of government financial assistance in accordance with legislation passed in late 2008, giving those institutions greater resources with which to compete in our market. See “Supervision and Regulation” later in this section for further information on government legislation.

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

Supervision and Regulation

General

          First Mariner and the Bank are extensively regulated under federal and state law. As a registered bank holding company, First Mariner is subject to supervision and examination by and reporting to the Federal Reserve Board (“FRB” or “Federal Reserve”).

          The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank must file reports with the Maryland Commissioner of Financial Regulation (“Commissioner”) and the FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other banks. The Commissioner and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Commissioner, the FDIC, or other legislative bodies, could have a material adverse impact on First Mariner, the Bank, and their operations.

          The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

          Certain provisions of the Dodd-Frank Act are expected to have a near term impact on First Mariner and the Bank. For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“the “Bureau”) as an independent bureau of the FRB. The Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to primary regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator, although the Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

          Certain regulatory requirements applicable to First Mariner and the Bank, including some of the changes made by the Dodd-Frank Act, are referred to below or elsewhere in this Annual Report on Form 10-K. The summary of statutory provisions and regulations set forth below or elsewhere does not purport to be a complete description of such statutes and regulations and their effects on First Mariner and the Bank and is qualified in its entirety by reference to the actual laws and regulations.

Regulation of First Mariner

General

          First Mariner, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the FRB. Bank holding companies are subject to comprehensive regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a holding company divest subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Mariner has entered into a written agreement with the FRB. See Item 1A – “Risk Factors” later in Part I of this Annual Report on Form 10-K for additional information on the agreement with the FRB. See also “Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K.

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

Dividends

          The FRB has issued a policy statement on the payment of cash dividends by bank holding companies that expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. The FRB has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation of the Bank – Prompt Corrective Regulatory Action” later in this section.

Capital Requirements

          The Dodd-Frank Act requires the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations, when finalized, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with less than $15 billion of consolidated assets are grandfathered. Such grandfathering applies to certain trust preferred securities issued by First Mariner, although at December 31, 2011, none of our trust preferred securities qualified for use in our capital calculations due to certain limitations.

Stock Repurchases

          A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the FRB. This requirement does not apply to bank holding companies that are “well capitalized,” received one of the two highest examination ratings at their last examination, and are not the subject of any unresolved supervisory issues.

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

          In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of First Mariner causes a loss to the FDIC, other insured subsidiaries could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. At December 31, 2011, the Bank was the only subsidiary depository institution of First Mariner.

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

          The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with, and review the nonobjection of, the FRB before such person or persons may acquire direct or indirect control of First Mariner. The Change in Bank Control Act implementing regulations presume control as the power, directly or indirectly, to vote 10% or more of any voting securities or to direct the management or policies of a bank holding company, such as First Mariner, that has securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

Maryland Bank Holding Company Regulation

          Under Maryland law, acquisitions of 25% or more of the voting stock of a Maryland commercial bank or a Maryland bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any voting stock acquired without the approval required under the statute may not be voted for a period of five years. Certain acquisitions by bank holding companies of 5% or more of the stock of Maryland banks or Maryland bank holding companies are governed by Maryland’s holding company statute and also require prior approval of the Commissioner. Also, a bank holding company and its Maryland chartered bank subsidiary, must generally obtain the prior approval of the Commissioner prior to, directly or indirectly, acquiring nonbanking subsidiaries or affiliates.

Regulation of the Bank

          The Bank is a Maryland chartered trust company, with all the powers of a commercial bank, regulated and examined by the Commissioner and the FDIC.

Business Activities

          Maryland law and the Commissioner regulate the Bank’s internal organization as well as deposit, lending, and investment activities. In its lending activities, the maximum legal rate of interest, fees, and charges that may be charged on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan, and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and related interests to a financial institution’s capital levels. Additionally, Maryland law contains a parity statute by which Maryland institutions may, with the approval of the Commissioner, engage in any additional activity, service, or other practice that is permitted for national banks.

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

Activities and Investments

          Since the enactment of FDICIA, all state-chartered FDIC insured banks have generally been limited to activities as principal to those authorized for national banks, notwithstanding any broader authority that may exist in state law. Additionally, FDICIA limits equity investments by state banks to the types and amounts permitted for national banks. Certain exceptions exist. For example, the FDIC is authorized to permit banks to engage in state-authorized activities or investments that are impermissible for national banks (other than nonsubsidiary equity investments) if the bank meets all applicable capital requirements and it is determined that the activities or investments do not pose a significant risk to the DIF.

Capital Requirements

          The Bank is subject to the FDIC’s regulatory capital requirements. The capital regulations currently require state banks to meet two minimum capital standards: a 4% Tier 1 (or “core”) capital to adjusted average quarterly assets (“leverage”) ratio (3% for institutions receiving the highest rating on the depository institution examination rating system) and an 8% total risk-based capital ratio.

          Tier 1 capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less certain deferred tax assets and intangibles other than certain MSRs and credit card relationships.

          The risk-based capital standard requires the maintenance of Tier 1 and total capital (which is defined as Tier 1 capital plus Tier 2 (or “supplementary”) capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining risk-weighted assets, all assets, including certain off-balance sheet items, recourse obligations, residual interests, and direct credit substitutes, are multiplied by risk weightings of 0% to 200%, which are assigned by the FDIC capital regulation based on the risks believed inherent in the type of asset. The components of Tier 2 capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale (“AFS”) equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as total capital cannot exceed 100% of Tier 1 capital.

          The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. The FDIC has done so in the case of the Bank. See Item 1A – “Risk Factors” later in Part I of this Annual Report on Form 10-K for additional information on the Bank’s agreements with its various regulators. See also “Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K.

Prompt Corrective Regulatory Action

          Federal law requires the appropriate federal regulatory agency to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization leverage. Generally, a bank that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4%, or leverage ratio of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A bank that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3%, or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, a receiver or conservator must be appointed within specified time frames for an institution that is “critically undercapitalized.” The law also provides that an acceptable restoration plan must be filed within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent company up to the lesser of 5% of the Bank’s total assets when deemed to be undercapitalized or the amount necessary to achieve compliance with all applicable capital requirements. In addition, certain mandatory supervisory actions become applicable to any undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions (including dividends), and expansion. The FDIC can also take additional discretionary supervisory actions, including the issuance of a capital directive, requiring the sale of the institution, and the replacement of senior executive officers and directors. See Item 1A - “Risk Factors” later in Part I and “Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K for additional information on the Bank’s agreements with its various regulators and our capital resources and noncompliance with directed capital requirements.

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

Uniform Lending Standards

          Under FDIC’s regulations, state banks must adopt and maintain written policies that establish appropriate limits and standards for loans that are secured by interests in real estate or are made for the purpose of financing permanent improvements to real estate. The policies must establish loan portfolio diversification standards, prudent underwriting standards, including LTV limits that are clear and measurable, loan administration procedures and documentation, and loan approval and reporting requirements. Such real estate lending policies must reflect the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal banking agencies.

Transactions with Related Parties

          Transactions between a bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. For example, First Mariner is an affiliate of the Bank’s for purposes of those laws. Generally, Sections 23A and 23B: (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; (ii) impose collateral requirements on certain transactions with, including loans to, affiliates; and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes loans to, purchases of assets from, and the issuance of guarantees on behalf of an affiliate and certain other transactions.

          Banks also are subject to the federal restrictions on loans to executive officers, directors, and greater than 10% stockholders (collectively, “insiders”). Generally, loans to insiders and certain related interests must be approved in advance by a majority of the board of directors of the institution, with any “interested” director not participating in the voting, if the loan exceeds the greater of $25,000 or 5% of the bank’s capital. Any loan which, combined with prior loans to the insider and their related interest, aggregates $500,000 or more are subject to the board’s approval requirements in all cases. Loans to insiders must be made on terms substantially the same as offered in comparable transactions to outside parties. There is an exception for extensions of credit made to officers and directors as part of a bank-wide compensation or benefit program that does not favor directors or officers over other employees. There are further restrictions on loans that can be made to executive officers.

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

Dividend Restrictions

          A Maryland bank’s ability to pay dividends is governed by the Maryland law and the regulations of the FDIC. Under Maryland law, if the surplus of a commercial bank is less than 100% of its capital stock then, until the surplus equals at least 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings. Maryland law provides for dividends only out of undivided profits or, with the approval of the Commissioner, surplus in excess of 100% of required capital stock. Also, under FDIC regulations, no bank may pay a dividend if it would be “undercapitalized” within the meaning of the prompt corrective action laws, or if it is in default of any deposit insurance assessment. See also Item 1A – “Risk Factors - Our ability to pay cash dividends is limited” later in Part I of this Annual Report on Form 10-K.

Enforcement

          The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

          The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors, receivership, conservatorship, or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

          The Bank has entered into a Consent Order with the FDIC and the Commissioner. See Item 1A – “Risk Factors” later in Part I and “Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K.

Community Reinvestment Act

          Under the CRA, as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the institution.

Assessments

          Maryland banks are required to pay annual assessments to the Commissioner’s office to cover the cost of regulating Maryland institutions. The Bank’s asset size determines the amount of the assessment.

Insurance of Deposit Accounts

          The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from 7 to 77.5 basis points. The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the DIF reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

          In order to cover losses to the DIF, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base). That special assessment was collected on September 30, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The Bank received an automatic waiver of the prepayment requirement. These estimated assessments include an assumed annual assessment base increase of 5%.

          Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010 and then to December 31, 2012 by the Dodd-Frank Act, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participated in the unlimited noninterest bearing transaction account coverage. The Bank and First Mariner opted to participate in the unsecured debt guarantee program.

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

Federal Securities Laws

          The shares of First Mariner common stock are registered with the SEC under Section 12(g) of the Exchange Act, as amended, and listed on the Over-The-Counter Bulletin Board (“OTCBB”). First Mariner is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions, and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and First Mariner is generally required to comply with certain corporate governance requirements.

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

          We are subject to restrictions and conditions of a Cease and Desist Order issued by the FDIC and the Commissioner (“September Order”) (the “FRB Agreement”), and agreements with the FRB (“FRB Agreement” and “New FRB Agreement”) (collectively, the “FRB Agreements”) have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these enforcement actions.

          The FDIC and the Commissioner have issued Cease and Desist Orders against the Bank and the Company. The Bank and the Company have also entered into the FRB Agreement and the New FRB Agreement. The September Order contains a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified assets, operating restrictions, and restrictions on dividend payments by the Bank. These restrictions may impede our ability to operate our business. If we continue to fail to comply with the terms and conditions of the September Order or the New FRB Agreement, the appropriate regulatory authority could take additional enforcement action against us, including the imposition of further operating restrictions, monetary penalties, or possibly place the Bank in receivership. We could also be directed to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the enforcement actions and we will incur ongoing expenses attributable to compliance with the terms of the enforcement actions. Although we do not expect it, it is possible regulatory compliance expenses related to the enforcement actions could have a material adverse impact on us in the future. In addition, our ability to independently make certain changes to our business is restricted by the terms of the September Order and the New FRB Agreement, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the September Order and the New FRB Agreement being terminated in the future, we cannot guarantee that such actions will result in the termination of the September Order and/or the New FRB Agreement. Further, the imposition of the September Order and the New FRB Agreement may make it more difficult to attract and retain qualified employees. Specifically, the significant terms of the September Order are as follows:

•	increase capitalization;
•	improve earnings;
•	reduce nonperforming loans;
•	strengthen management policies and practices; and
•	reduce reliance on noncore funding.

          We have taken steps to increase capitalization through a stock offering in 2010 and through potential private capital infusions (see “Recent Developments” in Item 7 and Note 11 to the Consolidated Financial Statements included in Item 8, both in Part II of this Annual Report on Form 10-K). We are attempting to improve earnings by reducing our nonperforming loans through workouts and other resolutions, including accelerated write-downs and sales of foreclosed assets. In addition, we are attempting to conservatively increase loan origination in order to improve our interest income. We have adopted a plan to improve enterprise-wide risk management and effectiveness of internal audit programs. To address our reliance on noncore funding, we have adopted a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. We have eliminated all brokered deposits.

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

•	adopt a plan to achieve and maintain a leverage capital ratio and a Tier 1 capital to risk-weighted assets ratio of at least 4.0% and a total risk-based capital ratio of at least 8%.

          We have adopted all plans required by the New FRB Agreement and have not taken any of the prohibited actions. We have taken steps to increase capitalization (and therefore, our capital ratios) through a stock offering in 2010 and through potential private capital infusions (see “Recent Developments” in Item 7 and Note 11 to the Consolidated Financial Statements included in Item 8, both in Part II of this Annual Report on Form 10-K).

          As of December 31, 2011, the Bank’s and the Company’s capital levels were not sufficient to achieve compliance with the higher capital requirements we were required to have met by June 30, 2010. The failure to meet and maintain these capital requirements could result in further action by our regulators.

          In the September Order, the FDIC and the Commissioner directed the Bank to raise its leverage and total risk-based capital ratios to 6.5% and 10%, respectively, by March 31, 2010 and to 7.5% and 11%, respectively, by June 30, 2010. We did not meet these requirements. We have been in regular communication with the staffs of the FDIC and the Commissioner regarding efforts to satisfy the higher capital requirements.

          First Mariner currently does not have any material amounts of capital available to invest in the Bank and any further increases to our allowance for loan losses and operating losses would negatively impact our capital levels and make it more difficult to achieve the capital levels directed by the FDIC and the Commissioner.

          Because we have not met all of the capital requirements set forth in the September Order within the prescribed timeframes, the FDIC and the Commissioner could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions. The FDIC or the Commissioner could direct us to seek a merger partner or possibly place the Bank in receivership. If the Bank is placed into receivership, the Company would cease operations and liquidate or seek bankruptcy protection. If the Company were to liquidate or seek bankruptcy protection, we do not believe that there would be assets available to holders of the capital stock of the Company.

          Additionally, on November 24, 2009, First Mariner’s primary regulator, the FRB, required the Company to enter into the New FRB Agreement. In accordance with the requirements of the New FRB Agreement, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB’s minimum capital requirements. To satisfy these requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2011, those capital ratios were (1.9)%, (2.6)%, and (2.6)%, respectively, which were not in compliance with the minimum requirements. As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.

          On April 19, the Company and the Bank entered into a securities purchase agreement with Priam Capital Fund I, LP (“Priam”), which subsequently was amended on September 21, 2011. For a description of the material terms of the securities purchase agreement, see the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011. Pursuant to the securities purchase agreement, Priam would invest, subject to certain conditions, approximately $36.4 million in cash in the Company. Among other conditions, the closing of Priam’s investment is conditioned upon the Company raising an additional $123.6 million from other investors. Moreover, either party to the securities purchase agreement is permitted to terminate the agreement at any time for any reason. It is uncertain whether the Company will be able to satisfy all the conditions to the agreement and complete the transaction with Priam. If the securities purchase agreement is terminated, or if the Company is unable to consummate the transactions contemplated thereby, the Company and the Bank will seek alternative strategies to meet the regulatory capital levels specified in the September Order, the FRB Agreement, and the New FRB Agreement, and it is uncertain whether any such alternative strategies will be identified or successfully carried out.

          The Bank currently is classified as “significantly undercapitalized” under prompt corrective action regulations. If a state bank is classified as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

          There is doubt about our ability to continue as a going concern.

          As discussed above, the Bank is subject to the September Order and the New FRB Agreement, both of which require the Bank and the Company, respectively, to increase leverage and total risk-based capital ratios and, at December 31, 2011, the Company was significantly below the required levels. Failure to increase the Company’s capital ratios or further declines in the capital ratios exposes the Company and the Bank to additional restrictions and regulatory actions, including potential receivership of the Bank. This uncertainty as to the Company’s ability to meet existing or future regulatory requirements raises doubt about our ability to continue as a going concern. Unless the Company is able to raise sufficient levels of capital in the very near future, we will be unable to meet the capital ratio requirements. The Company’s audited financial statements were prepared under the assumption that it will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company cannot continue as a going concern, the Company’s shareholders will lose some or all of their investment in the Company. In addition, the Bank’s customers, employees, vendors, correspondent institutions, and others with whom the Bank does business may react negatively to the doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding the Bank’s financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

          We may need to raise additional capital through a share issuance in the future that would dilute your ownership if you do not, or are not permitted to, invest in the additional issuances.

          Should we in the future need to raise additional capital, we might seek to do so through one or more offerings of our common stock, securities convertible into common stock, or rights to acquire such securities of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. There has been unprecedented volatility and disruption in the capital and credit markets in recent years, which has produced downward pressure on stock prices and credit availability for numerous issuers, including 1st Mariner. If current levels of market disruption and volatility continue or worsen, and if our stock price remains at its current level, we may be unable to raise additional capital, or we may be able to raise capital only at prices that would be unfavorable and dilutive to our shareholders. As further described above, if we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to further regulatory enforcement action.

          Under our Articles of Incorporation, we have additional authorized shares of common stock that we can issue from time to time at the discretion of our board of directors, without further action by the shareholders, except where shareholder approval is required by law.

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

          On December 14, 2009, First Mariner consummated the sale of its equity interests in Mariner Finance, LLC (“Mariner Finance”) to MF Raven Holdings, Inc. for a purchase price of approximately $10.5 million. We retained a 5% ownership stake in the new Mariner Finance entity. We recorded a loss on the sale of $11.1 million during 2009. While this transaction provided First Mariner with $10.5 million in cash to invest in the Bank to increase the Bank’s capital, we will realize significantly less income generated by Mariner Finance going forward.

          Additionally, we closed our downtown Baltimore branch and our Shrewsbury, Pennsylvania branch in 2010. The closing of the Baltimore and Shrewsbury branches reduced 2010 overhead costs by approximately $500,000 and is expected to reduce annual overhead costs going forward by approximately $1.0 million in support of our strategy of prudently reducing assets and liabilities. Total aggregate deposits in the Baltimore and Shrewsbury branches were approximately $24.9 million. We also closed our Lutherville/Timonium branch during the first quarter of 2012. Management expects to further evaluate its options for selling and/or closing additional branches as necessary. The Bank has not entered into any agreement to sell any branch office and no guarantee can be made that any such agreement will be entered into and if such agreement is entered into, whether such sale will be consummated. The approval of the FDIC and the Commissioner will also need to be obtained by any acquirer before buying any of our branch offices. While we anticipate that such approvals would be received, there can be no guarantee that such approvals will be received. While branch sales and closures, if completed, will likely reduce our assets and liabilities and increase our Bank capital ratios, we expect that our net income in the future will be reduced as a result of the loss of income generated by these branches.

          The Company and the Bank are deemed to be in “troubled condition” within the meaning of federal statutes and regulations.

          The Company and Bank are deemed to be in “troubled condition” within the meaning of federal statutes and regulations. As a result, certain limitations and regulatory requirements apply to the Company and the Bank with respect to future changes to senior executive management and directors and the payment of, or the agreement to pay, certain severance payments to officers, directors, and employees. The Bank must also comply with specified recordkeeping requirements in connection with transactions involving certain securities contracts, commodities contracts, repurchase agreements, and other “Qualified Financial Contracts.”

          There may be a limited market for our common stock, which may adversely affect our stock price.

          Effective September 1, 2011, our stock was delisted from the NASDAQ Stock Market and is now quoted on the OTCBB. The market for our stock may become illiquid and our shares might not be actively traded in the future. If our common stock is not actively traded, you may not be able to sell all of your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

          Negative conditions in the general economy and financial services industry may limit our access to additional funding, adversely impact liquidity, impair our ability to fund operations, and jeopardize our financial viability.

          Liquidity is essential to our business. We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could further detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, the financial condition of the FHLB, adverse regulatory action against us, and factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

          The FHLB has reduced our line of credit, which stands at a total of $139.8 million at December 31, 2011 (with an outstanding balance of $111.0 million as of December 31, 2011). The Bank has been notified by the FRB that it is a secondary credit facility. All future borrowings must be approved by the discount committee of the FRB. As part of the September Order, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. At December 31, 2011, we maintained a significant amount of cash and cash equivalents such that management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

          Because the FRB Agreements, the September Order, and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would. At December 31, 2011, the Bank’s cash and cash equivalents exceeded $148.0 million. The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at December 31, 2011, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets. Until we raise capital to a level that satisfies the capital requirements of the FRB Agreements and the September Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

          Declines in asset values may result in impairment charges and adversely impact the value of our investments, financial performance, and capital. If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

          We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities and pooled trust preferred collateralized debt obligations. The market value of securities may be affected by factors other than the underlying performance of the issuer, such as adverse changes in business climate and lack of liquidity for the resale of certain securities. As of December 31, 2011, our entire securities portfolio was classified as AFS. Unrealized gains and losses in the estimated value of the AFS portfolio are “marked to market” and reflected as a separate item in stockholders’ (deficit) equity as accumulated other comprehensive loss.

          We periodically, but not less than quarterly, evaluate securities and other assets for impairment indicators. We may be required to record impairment charges if securities suffer a decline in value that is considered other than temporary. Changes in the expected cash flows, credit enhancement levels, or credit ratings of our securities and/or prolonged price declines may result in our concluding in future periods that the impairment of our securities is other than temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment (“OTTI”), which could have a material adverse effect on results of operations in the period in which the write-off occurs. During the years ended December 31, 2011, 2010, and 2009, we recognized $838,000, $1.2 million, and $2.9 million, respectively, in such charges.

          The Bank is a member of the FHLB. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Included in our investment portfolio (classified as a restricted stock investment) as of December 31, 2011 is $7.1 million in capital stock of the FHLB. The FHLB is experiencing a potential capital shortfall and has, in the past, suspended its quarterly cash dividend, and could possibly require its members, including First Mariner, to make additional capital investments in the FHLB. There can be no guaranty that the FHLB will declare future dividends. In order to avail ourselves of correspondent banking services offered by the FHLB, we must remain a member of the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital, and results of operations may be materially and adversely affected.

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

          Management believes that several factors will affect the market values of our securities portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

          There can be no assurance that future market performance of our securities portfolio will enable us to realize income from sales of securities. Stockholders’ (deficit) equity will continue to reflect the unrealized gains and losses of these securities. There can be no assurance that the market value of our securities portfolio will not decline, causing a corresponding increase in our stockholders’ deficit.

          We have elected to defer the payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and expect to continue to defer the payment of interest for the foreseeable future.

          Though we have deferred the payment of interest on the subordinated debentures related to the trust preferred securities, we continue to accrue interest expense related to the trust preferred securities. First Mariner recognized interest expense of $1.6 million, $1.9 million, and $3.1 million on the trust preferred securities during the years ended December 31, 2011, 2010, and 2009, respectively.

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

          Currently we have no cash available at First Mariner to resume the payment of interest on the subordinated debentures and the New FRB Agreement prohibits First Mariner from making distributions on our trust preferred securities. Accordingly, our ability to resume the payment of interest on the subordinated debentures will depend on the Bank’s ability to generate earnings and pay dividends to First Mariner. In addition, the terms of the September Order currently prohibits the payment of dividends by the Bank without regulatory approval. As a result, if by January 1, 2014 the September Order is not terminated, or if we do not achieve sufficient profitability for the Bank so that our regulators would grant approval for the Bank to pay dividends, we will be unable to resume the payment of interest on the subordinated debentures. Even if the Bank is able to resume paying dividends, we cannot be assured that the amount of dividends would be sufficient to pay the entire amount of interest due under the subordinated debentures at the end of the deferral period.

          We have had losses in recent periods.

          We incurred a net loss of $30.2 million for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, we incurred net losses of $46.6 million and $22.3 million, respectively. Our earnings in these periods have been hurt by adverse economic conditions, including falling home prices, increasing foreclosures, and increasing unemployment, in our markets, and our losses for the years ended December 31, 2011, 2010, and 2009 included $14.3 million, $17.8 million, and $11.7 million, respectively, of provisions for loan losses. Our ability to return to profitability will depend on whether we are able to reduce credit losses in the future, which will depend, in part, on whether economic conditions in our markets improve. Management believes that our current business plan will be successful; however, our business plan is subject to current market conditions and its successful implementation is uncertain. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to curtail our losses now or in the future. If we continue to incur significant operating losses, our stock price may further decline. Even if we increase capital levels so as to meet the Bank and consolidated capital levels mandated by our regulators, if we incur further operating losses, we may in the future need to raise additional capital to maintain Bank and consolidated capital levels that meet or exceed the levels mandated by our regulators.

          Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

          When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined LTV ratios. The decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures, or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by regulatory authorities, as part of their examination process, which may result in the establishment of an additional allowance after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $13.8 million, or 1.97% of total loans outstanding and 20.23% of nonperforming assets (“NPAs”) ($61.9 million) and loans past-due 90 days or more and accruing ($6.3 million), as of December 31, 2011. Our allowance for loan losses at December 31, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. As of December 31, 2011, we had outstanding loan balances of approximately $625.9 million (89.2% of total loans) that were performing according to their original terms. However, the deterioration of one or more of these performing loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

          We have a high percentage of commercial real estate and real estate construction loans in relation to our total loans.

          At December 31, 2011, we had $326.5 million in mortgage loans secured by commercial real estate and $70.6 million in real estate construction loans, which included $16.3 million in consumer construction loans and $54.3 million in commercial construction loans. Commercial mortgage loans and total construction loans represented 46.5% and 10.1%, respectively, of our net loan portfolio. While commercial real estate and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

          Current regulatory guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2011, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

          Mortgage-banking activities generate a significant portion of our noninterest income.

          A significant portion of our business involves originating residential mortgage loans through our mortgage division, which accounted for approximately 58.5%, 60.1%, and 57.0% of our noninterest income for the years ended December 31, 2011, 2010, and 2009, respectively. Real estate loan origination activity, including refinancing, is generally greater during periods of low or declining interest rates and favorable economic conditions. Adverse changes in market conditions and/or higher interest rates could have an adverse impact on our earnings through lower origination volumes.

          We face interest rate risk on our loans held for sale (“LHFS”) portfolio.

          We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We have managed this interest rate risk through hedging strategies. We hedge a portion of our mortgage loan pipeline and warehouse utilizing derivatives in the form of forward sales of mortgage-backed securities. We expect that these derivative financial instruments will experience changes in fair value opposite to the change in fair value of the derivative loan commitments and our warehouse. However, the process of selling loans and the use of forward sales of mortgage-backed securities to hedge interest rate risk associated with customer interest rate lock commitments (“IRLC” or “IRLCs”) involves greater risk than selling loans on an individual basis through forward delivery commitments. Hedging interest rate risk requires management to estimate the expected “fallout” (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management’s estimates for customer fallout or market changes making the forward sale of mortgage-backed securities ineffective may result in higher volatility in our profits from selling mortgage loans originated for sale. We engage an experienced third party to assist us in managing our activities in hedging and marketing sales strategy.

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

          Our sales agreements with investors who purchase our loans generally contain covenants which may require us to repurchase loans under certain provisions, including delinquencies. Any loans we are required to repurchase may be considered impaired loans, with the potential for charge-offs and/or loss provision charges. The addition of these repurchased loans to our portfolio could adversely affect our earnings and asset quality ratios.

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

          Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points ($.07 for every $100 of deposits) for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range 7 to 77.5 basis points. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus Tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $638,000.

          On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the DIF reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

          The FDIC may impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the DIF reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

          On November 12, 2009, the FDIC adopted a final rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012. The FDIC exempted certain institutions from the prepayment requirement if it would adversely affect the safety and soundness of the institution. We were granted an exemption to this prepayment requirement.

          We currently hold a significant amount of bank owned life insurance (“BOLI”).

          We currently hold a significant amount of BOLI on key employees and executives that have cash surrender values of $37.5 million as of December 31, 2011. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

          Fluctuating interest rates may adversely affect our profitability.

          Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities, and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a rapidly changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders’ (deficit) equity and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions, and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially adversely affected.

          Our litigation related costs might continue to increase.

          The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank’s business. In the current economic environment the Bank’s involvement in litigation has increased, primarily as a result of defaulted borrowers asserting claims in order to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank’s ability to meet applicable regulatory requirements. The expenses of pending legal proceedings will adversely affect the Bank’s results of operations until they are resolved. There can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims.

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

          We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority, and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Legislation proposed by Congress in the past would give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders could be enacted by either Congress or the state of Maryland in the future. Any such laws may further restrict our collection efforts on residential mortgage loans.

          On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. These include provisions for, among other things, strengthening holding company capital requirements. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until full and final regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs and regulatory burden, increased interest expense, and higher capital standards. See additional information on the Dodd-Frank Act under “Supervision and Regulation” in Item 1 above.

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

          The loss of senior management could hurt our operations.

          We rely heavily on our senior officer team. The loss of any of our senior officers could have an adverse effect on us because we have been operating with as small a staff as possible to reduce expenses. In late 2011, the Chairman of the Board and Chief Executive Officer (“CEO”) of the Company and the Bank retired and the President of the Bank resigned to pursue another opportunity. Such individuals have not been replaced, and their duties have been assumed by other officers. Moreover, as a result of our capital levels and the September Order, we are subject to regulations that limit our flexibility in offering compensation arrangements that would better enable us to retain our senior officers, and we may find it difficult to attract replacement officers in the event we were to lose existing senior officers. In addition, as a community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior officers.

          A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

          Beginning in 2008, U.S. and global financial markets have been experiencing severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values, and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry, and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past few years, with falling home prices, increasing foreclosures, and increasing unemployment, have negatively affected the credit performance of residential mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The U.S. and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the U.S. and other governments, these efforts may not succeed in restoring industry, economic, or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including First Mariner, are numerous and include (i) worsening credit quality, leading, among other things, to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading, among other things, to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

          Our financial condition and results of operations are dependent on the economy in the Bank’s market area.

          First Mariner Bank’s primary market area for its core banking operations consists of central Maryland and portions of Maryland’s eastern shore. Because of the Bank’s concentration of business activities in its market area, our financial condition and results of operations depend upon economic conditions in the Bank’s market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans, and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism, and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the state of Maryland could adversely affect the value of our assets, revenues, results of operations, and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

          Although the board of directors has declared cash dividends in the past, it has discontinued such payments to conserve cash and capital resources and does not intend to declare cash dividends until current earnings are sufficient to generate adequate internal capital to support growth. Moreover, the New FRB Agreement prohibits the payment of dividends to our stockholders. Our future ability to pay dividends will be largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.” For a Maryland commercial bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings.

          Our ability to pay dividends is further subject to our ability to make payments of interest under junior subordinated debentures due through 2035 held by our statutory trusts Mariner Capital Trust (“MCT”) II, III, IV, V, VI, and VII (collectively, the “Trusts”). These payments are necessary to fund the distributions that the Trusts each must pay to holders of its trust preferred securities (collectively, the “Trust Preferred Securities”). We have elected to defer interest payments on the debentures. This deferment is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period, which may not exceed 20 consecutive quarters and expires with the last quarter of 2013, and prior to the declaration of any dividends. Under the terms of the Trust Preferred Securities, we are not permitted to pay dividends to our stockholders while we are deferring interest payments on the debentures.

          Finally, First Mariner and the Bank have entered into regulatory agreements with our regulators which, among other things, require us to seek prior regulatory approval before the Bank pays dividends to First Mariner and/or before First Mariner pays dividends on its common stock.

          Contracts with our officers may discourage a takeover or adversely affect our takeover value.

          We have entered into change in control agreements with three of our officers. These agreements provide for a payment to each officer of a multiple of his or her salary and bonus upon the occurrence of either a change in control that results in the loss of employment or a significant change in his or her employment. Thus, we may be required to make significant payments in the event that the rights under these agreements are triggered by a change in control. As a result, these contracts may discourage a takeover or adversely affect the consideration payable to stockholders in the event of a takeover. Notwithstanding the foregoing, because the Company and the Bank are considered to be in “troubled condition” for regulatory purposes, payments made under any change of control agreement are subject to certain regulatory restrictions and limitations. The Company and the Bank must apply for and receive the approval of the FRB and the FDIC, respectively, in order to make payments under these agreements.

          Our Articles and Bylaws and Maryland law may discourage a corporate takeover.

          Our Articles and Amended and Restated Bylaws (“Bylaws”) contain certain provisions designed to enhance the ability of the board of directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of our board of directors into three classes; directors of each class serve for staggered three year periods. The Articles also provide for supermajority voting provisions for the approval of certain business combinations.

          Maryland law also contains anti-takeover provisions that apply to us. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer, or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.

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

          We lease our executive offices located at 1501 South Clinton Street, Baltimore, Maryland. This location also houses our headquarters branch office. We occupy approximately 84,000 square feet at this location.

          We own our former headquarters branch office (now a drive-thru satellite office) located at 3301 Boston Street, Baltimore, Maryland. This location houses drive-up banking facilities as well as other administration offices.

          We operate retail bank branches at the following locations:*

Maryland:

Annapolis (2)	Easton (1)	Pikesville (1)
161 A Jennifer Road	8662 Alicia Drive	1013 Reisterstown Road
Annapolis, MD 21401	Easton, MD 21601	Baltimore, MD 21208

Arbutus (2)	Ellicott City (3)	Pikesville Drive-Thru (2)(4)
3720 Washington Blvd., Suite 100	10065 Baltimore National Pike	1100 Reisterstown Road
Baltimore, MD 21227	Ellicott City, MD 21042	Baltimore, MD 21208

Bel Air (3)	Glen Burnie (3)	Severna Park (2)
12 A Bel Air South Parkway	305 South Crain Highway	366A Gov Ritchie Highway
Bel Air, MD 21015	Glen Burnie, MD 21061	Severna Park, MD 21146

Canton Drive-Thru (1) (4)	Hickory (3)	Westminster (1)
3301 Boston Street	1403 Conowingo Road	1010 Baltimore Boulevard
Baltimore, MD 21224	Belair, MD 21014	Westminster, MD 21157

Canton Tower/Headquarters (2)	Loch Raven (1)	White Marsh (1)
1501 South Clinton Street	1641 East Joppa Road	10101 Philadelphia Road
Baltimore, MD 21224	Baltimore, MD 21286	White Marsh, MD 21237

Carroll Island (2)	Lutherville/Timonium (2) (5)	Woodlawn (3)
176 Carroll Island Road	1738 York Road	7007 Security Boulveard
Baltimore, MD 21220	Lutherville, MD 21093	Baltimore, MD 21244

Cockeysville (3)	Odenton (1)
9840 York Road	1600 Annapolis Road
Cockeysville, MD 21030	Odenton, MD 21113

Columbia (2)	Owings Mills (3)
8835 Centre Park Drive, Suite 100	4800 Painters Mill Road
Columbia, MD 21045	Owings Mills, MD 21117

Dundalk (2)	Perry Hall (1)
7860 Wise Avenue	8843 Bel Air Road
Baltimore, MD 21222	Perry Hall, MD 21236

*	For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)	Company owns branch

(2)	Company leases branch

(3)	Company owns branch, but leases related land

(4)	Office is a satellite branch

(5)	Branch closed in 2012

          We operate mortgage offices at the following locations:

Maryland:

Annapolis (2)	Ellicott City (3)	White Marsh (1)
2661 Riva Road	10065 Baltimore National Pike	10101 Philadelphia Road
Annapolis, MD 21401	Ellicott City, MD 21042	White Marsh, MD 21237

Bel Air (2)	Rockville (2)	Delaware:
303 South Main Street	15722 Crabbs Branch Way
Bel Air, MD 21014	Rockville, MD 20855	Seaford (2)
22350 Sussex Highway
Bethesda (2)	Salisbury (2)	Seaford, DE 19973
4800 Hamden Lane, Suite 200	1131 S. Salisbury Blvd, Ste D
Bethesda, MD 20814	Salisbury, MD 21801	Virginia:

Canton/Headquarters (1)	Severna Park (2)	Landsdowne (2)
3301 Boston Street	838 Ritchie Highway	19301 Winmeade Drive Suite 200
Baltimore, MD 21224	Severna Park, MD 21146	Landsdowne, VA 20176

Easton (1)	Solomon’s Island (2)	North Carolina:
8662 Alicia Drive	13940 H. G. Trueman Road
Easton, MD 21601	Solomon’s Island, MD 20688	VA Mortgage (2)
203 Wolf Creek Professional Center
Eldersburg (2)	Waldorf (2)	Havelock, NC 28532
1643 Liberty Road, Unit 101	3200 Crain Hwy, Units 102 & 103
Sykesville, MD 21784	Waldorf, MD 20603

(1)	Company owns office

(2)	Company leases office

(3)	Company owns office, but leases related land

          The Bank’s branches range in total size from 2,000 to 4,000 square feet and mortgage offices generally range in size from 1,200 to 2,000 square feet. We believe that all of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.

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

ITEM 4	MINE SAFETY DISCLOSURES

          Not Applicable.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

          First Mariner’s common stock is quoted on the OTCBB under the symbol “FMAR.” Currently, there are approximately 4,200 holders of record of First Mariner common stock. On March 16, 2012, the closing sales price of First Mariner common stock was $0.40 per share.

          The table below sets forth for the periods indicated the low and high market prices of the common stock.

	Low	High

2011 Quarter ended:
Fourth quarter	$0.05	$0.30
Third quarter	0.16	0.74
Second quarter	0.23	0.81
First quarter	0.39	1.05

2010 Quarter ended:
Fourth quarter	$0.35	$0.84
Third quarter	0.60	1.03
Second quarter	0.89	2.98
First quarter	0.88	1.51

          We do not pay cash dividends on our shares of common stock. Currently, we have no plans to pay cash dividends on our common stock. For a discussion of the limitations on First Mariner’s ability to pay dividends, see Item 1 of Part I of this Annual Report on Form 10-K under the heading “Supervision and Regulation.”

Equity Compensation Plan Information

          The following table sets forth the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(B) Weighted-average exercise price of oustanding options, warrants, and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	836,228	$7.98	1,406,666
Equity compensation plans not approved by security holders	—	—	—

Total	836,228	$7.98	1,406,666

Issuer Purchases of Equity Securities

          None.

ITEM 6	SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007

	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net interest income	$28,182	$29,838	$27,112	$28,440	$32,195
Provision for loan losses	14,330	17,790	11,660	10,856	6,700
Noninterest income	23,249	28,192	28,271	17,227	20,757
Noninterest expense	67,951	67,498	67,834	65,252	67,297
Income tax (benefit) expense before discontinued operations	(606)	19,131	(10,887)	(13,632)	(9,342)
(Loss) income from discontinued operations (1)	—	(200)	(9,060)	1,721	1,640
Net loss	(30,244)	(46,589)	(22,284)	(15,088)	(10,063)

Consolidated Statement of Financial Condition Data:
Total assets	$1,179,017	$1,309,637	$1,384,551	$1,307,497	$1,246,822
Loans receivable, net	687,950	797,572	879,312	961,919	842,131
Deposits	1,014,760	1,121,889	1,146,504	950,233	904,953
Long-term borrowings	73,698	33,888	95,672	177,868	155,130
Junior subordinated deferrable interest debentures	52,068	52,068	73,724	73,724	73,724
Stockholders’ (deficit) equity	(25,412)	3,746	26,987	46,015	64,570

Per Share Data:
Number of shares of common stock outstanding at year end	18,860,482	18,050,117	6,452,631	6,452,631	6,351,611
Net loss per common share — Basic and Diluted	$(1.62)	$(3.15)	$(3.45)	$(2.36)	$(1.57)
Cash dividends declared	—	—	—	—	—

Performance and Capital Ratios:
Return on average assets	(2.50)%	(3.43)%	(1.69)%	(1.16)%	(0.79)%
Return on average equity	NM (2)	(119.97)%	(53.81)%	(24.37)%	(13.83)%
Net interest margin	3.03%	2.91%	2.43%	2.74%	3.12%
Average equity to average assets	(0.91)%	2.86%	3.15%	4.78%	5.75%
Leverage ratio (Bank)	3.0%	4.7%	6.2%	5.8%	7.1%
Tier 1 capital to risk-weighted assets (Bank)	4.2%	6.8%	7.9%	6.8%	8.6%
Total capital to risk-weighted assets (Bank)	5.5%	8.0%	9.1%	8.8%	10.4%

Asset Quality Ratios:
Nonperforming assets to total assets	5.25%	5.48%	4.15%	4.42%	3.48%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.97%	1.74%	1.31%	1.71%	1.50%
Nonperforming assets and 90 day past-due loans	20.23%	18.89%	17.46%	24.88%	27.57%
Net charge-offs to average total loans, net of unearned income	1.94%	1.80%	1.37%	1.35%	1.09%

(1) Reflects (loss) income from discontinued operations of Mariner Finance.

(2) NM = not meaningful

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

          First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”). The Company had over 500 employees (approximately 503 full-time equivalent employees) as of December 31, 2011.

          The Bank, with assets exceeding $1.1 billion as of December 31, 2011, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the FDIC.

          First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $183.0 million and $140.3 million as of December 31, 2011 and December 31, 2010, respectively, and generated revenue of $17.4 million and $21.7 million, respectively, for the years ended December 31, 2011 and 2010. It recognized income before income taxes of $6.3 million and $8.2 million during 2011 and 2010, respectively. Origination volume during 2011 was $1.1 billion compared to $1.3 billion in 2010. During 2011, 66% of the originations were made in the state of Maryland, 14% in the immediately surrounding states and Washington, DC., and the remaining 20% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 21 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more detailed information on the results of our mortgage-banking operations.

          NGFS, a former division of the Bank, engaged in the origination of reverse and conventional mortgage loans and provided these products directly through commission based loan officers throughout the United States. We transferred all MSRs to the buyer of NGFS during the second quarter of 2011 and finalized the sale during the third quarter of 2011. We have not realized any significant benefit or loss from the sale of NGFS.

Recent Developments

Change in Executive Leadership of the Company

          On December 21, 2011, we were notified by Edwin F. Hale, Sr., the Company’s and the Bank’s then Chairman and CEO, of Mr. Hale’s retirement effective December 22, 2011. Michael R. Watson, a current director of the Company and the Bank, has been appointed interim Chairman of the Board of the Company and the Bank.

          On December 22, 2011, Mark Keidel, at the time the Company’s and the Bank’s President and Chief Operating Officer, was appointed as the interim CEO (principal executive officer) of the Company and the Bank.

NASDAQ Delisting

          On August 30, 2011, we received a letter from NASDAQ notifying us that NASDAQ had determined to deny our request for continued listing on NASDAQ. NASDAQ indicated that it would suspend the trading of the shares of Company common stock effective at the open of business on September 1, 2011. The Company’s common stock was quoted on the OTCBB starting on September 1, 2011. NASDAQ’s determination was based on the Company’s failure to comply with: (1) NASDAQ Listing Rule 5450(b), which requires maintenance of a minimum of $2.5 million in shareholders’ equity; and (2) NASDAQ Listing Rule 5450(a)(1), which requires maintenance of a minimum bid price of $1.00 per share.

Securities Purchase Agreement

          On April 19, 2011, the Company and the Bank entered into a securities purchase agreement with Priam, which was subsequently amended on September 21, 2011. For a description of the material terms of the securities purchase agreement, see the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011. For additional information on the terms of the amendment, see Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 7, 2011 and the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

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

Securities

          We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered AFS and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity, net of tax effects, in accumulated other comprehensive loss.

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

          The initial indications of OTTI for both debt and equity securities are a decline in the market value below the amount recorded for a security and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components. Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss is recognized in earnings.

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

          To determine the balance of the allowance account, loans are pooled by portfolio class and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of that portfolio class. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

          Management monitors differences between estimated and actual incurred loan losses utilizing charge-off history. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

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

Loan impairment

          We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans consist of nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”). We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low LTV ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans collectively for impairment.

          We identify impaired loans and measure impairment (1) at the present value of expected cash flows discounted at the loan’s effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it’s a TDR, for which we recognize an impairment loss through an allocated portion of the allowance for loan losses.

          When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreement.

Loan nonaccrual status

          For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For larger loans and certain mortgage loans, management applies Financial Accounting Standards Board (“FASB”) guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward.

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

Loan income recognition

          Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Payments on nonaccrual loans are applied to principal. See additional information on loan impairment and nonaccrual status above.

Real estate acquired through foreclosure

          We record real estate acquired through foreclosure at the lower of cost or market value (“LCM”) on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

          Write-downs at the time of transfer are made through the allowance for loan losses. Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

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

          We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2011 and 2010, we maintained a valuation allowance against the full amount of our deferred tax assets.

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

Other financial instruments carried at fair value

          We record certain financial instruments at fair value (other than those described above), which inherently require assumptions and judgments in their valuation. Such financial instruments include LHFS, IRLCs, forward sales of mortgage-backed securities, and warrants.

LHFS

          LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models. Gains and losses are recognized through mortgage-banking revenue in the Consolidated Statements of Operations.

IRLCs

          We engage an experienced third party to estimate the fair market value of our IRLCs. IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower. Gains and losses are recognized through mortgage-banking revenue in the Consolidated Statements of Operations.

Forward sales of mortgage-backed securities

          Fair value for forward sales of mortgage-backed securities is determined based upon the quoted market values of the securities. Gains and losses are recognized through mortgage-banking revenue in the Consolidated Statements of Operations.

Warrants

          The fair value of warrants is calculated using the Black-Scholes-Merton option-pricing model.

Results of Operations and Financial Condition

          The following discussion compares our financial condition at December 31, 2011 to the financial condition at December 31, 2010 and results of operations for the years ended December 31, 2011, 2010, and 2009. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included elsewhere in this report.

Performance Overview

          We recorded a net loss of $30.2 million for 2011 compared to net loss of $46.6 million for 2010, with diluted losses per share totaling $1.62 for 2011 compared to diluted losses per share of $3.15 in 2010. Discontinued operations contributed $200,000 in losses in 2010.

          Our results for 2011 were significantly impacted by persistent negative trends in the real estate markets. We experienced significant charge-offs in real estate loans in 2011 (although less than in 2010) as a substantial amount of these loans were moved to real estate acquired through foreclosure. In addition, as declines in real estate values have continued in 2011, we recorded $7.8 million in additional write-downs, losses on, and expenses related to real estate acquired through foreclosure in 2011. We provided for additional loan loss reserves throughout 2011 for the anticipated loss exposure caused by the depressed real estate market. The provision for loan losses in 2011 was $14.3 million compared to $17.8 million in 2010. In addition, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status and the cost of carrying foreclosed properties.

          Our largest category of revenue, net interest income, decreased $1.7 million, or 5.5%, in 2011 compared to 2010, primarily due to lower volume and yields on average interest-earning assets. Noninterest income decreased $4.9 million or 17.5%. We experienced decreases in most major noninterest income categories, with the exception of ATM fees, gains from the sale of AFS securities and net OTTI. Gains from the sale of AFS securities increased by $704,000 from 2010 to 2011 and net OTTI improved by $411,000 from 2010 to 2011. During 2010, we recognized a $958,000 gain on a debt exchange transaction. See discussion of the exchange transaction under “Borrowings” later in this Item.

          Total expenses increased primarily due to increases in professional fees related to regulatory compliance, loan workouts, and capital-raising activities. This increase was significantly offset by reductions in other expenses that were the result of cost-cutting measures taken in 2011.

          We recorded a loss from the discontinued operations of Mariner Finance of $200,000 in 2010. We recorded an income tax benefit of $606,000 in 2011 and income tax expense from continuing operations of $19.1 million in 2010, which was the result of the establishment of the valuation allowance on our deferred tax assets.

          Return on average assets, the quotient of net income divided by total average assets, measures how effectively we utilize the Company’s assets to produce income. Our return on average assets was a negative (2.50)% for 2011 compared to a negative (3.43)% for 2010. All 2011 performance indicators were significantly affected by current losses.

          Our total assets decreased by $130.6 million, or 10.0%, during 2011, primarily a result of decreased net loans. Earning assets decreased $76.3 million, or 7.4%, from $1.0 billion in 2010 to $959,000 in 2011. We purchased $62.8 million in AFS securities during 2011, partially offset by sales of AFS securities of $49.5 million. Deposits decreased by $107.1 million and short- and long-term borrowings increased by $3.4 million from December 31, 2010 to December 31, 2011. Stockholders’ equity decreased $29.2 million, reflecting the 2011 losses.

          Our asset quality showed some improvement from 2010 to 2011 as our level of NPAs decreased from $71.7 million at December 31, 2010 to $61.9 million at December 31, 2011. At December 31, 2011, our allowance for loan losses amounted to $13.8 million, which totaled 20.2% of NPAs plus loans past due 90 days or more as of December 31, 2011, compared to 18.9% as of December 31, 2010. Our level of NPAs amounted to 5.3% of total assets at December 31, 2011 compared to 5.5% of total assets at December 31, 2010. Our ratio of net charge-offs to average total loans was 1.9% in 2011 compared to 1.8% in 2010.

          Bank capital adequacy levels (as defined by banking regulation) deteriorated from 2010 to 2011, reflecting the 2011 net loss; the Bank was considered “significantly undercapitalized” at December 31, 2011. As of December 31, 2011, the Bank’s leverage, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets ratios were 3.0%, 4.2%, and 5.5%, respectively, compared to 4.7%, 6.8%, and 8.0%, respectively, at December 31, 2010. Our regulatory capital levels decreased due primarily to the level of losses in 2011. As a result of being below “well capitalized” levels, the Bank is under various operating restrictions and mandates in accordance with agreements with regulators as described in additional detail later in this Item under “Capital Resources.”

Results of Operations

Net Interest Income/Margins

          Our primary source of earnings is net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans and securities, and the interest expense we pay on interest-bearing sources of funds, such as deposits and borrowings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources, and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government, and the monetary policies of the FRB, are also determining factors.

          Net interest income for 2011 decreased by $1.7 million to $28.2 million compared to $29.8 million for 2010 primarily due to a decrease in the volume of average interest-earning assets. We also experienced a decrease in the yields on interest-earning assets. These decreases to net interest income were partially offset by decreases in both the rates paid and volume of average interest-bearing liabilities.

          The net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, levels of NPAs, and our distribution and pricing of deposits and borrowings. Our net interest margin (net interest income divided by average earning assets) increased to 3.03% for 2011, compared to 2.91% for 2010.

Interest income

          Total interest income decreased by $7.7 million from 2010 to 2011 due to both a decreased level of average earning assets of $95.1 million, which we shrunk in our continued attempt to improve the quality of our loan portfolio, and a decrease in the yields on earning assets from 5.39% to 5.11%. Yields on earning assets continue to be affected by the level of NPAs and corresponding interest reversals.

          Average loans outstanding decreased by $99.7 million. We experienced decreases in all loan segments due primarily to our continued efforts to improve the quality of our loan portfolio as well as due to a weak real estate market, which has led to the reduction of new real estate loans and reduced values of the collateral of currently-held real estate loans.

          Average LHFS decreased $18.8 million, due to lower origination volumes. Average securities increased by $14.6 million. During 2011, we purchased $62.8 million in securities in order to better utilize our liquidity.

Interest expense

          Interest expense decreased by $6.1 million to $19.3 million for 2011 compared to $25.4 million for 2010. We experienced a decrease in the average rate paid on interest-bearing liabilities, from 2.11% for 2010 to 1.75% for 2011. We also experienced a $99.8 million decrease in the level of average interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 2.03% in 2010 to 1.68% in 2011 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity. All deposit types experienced decreased rates during 2011.

          Average interest-bearing deposits decreased by $92.5 million due to maturing time deposits from our national nonbrokered time deposit program (see description later in this Item under “Deposits”) combined with decreases in NOW and money market accounts. A decrease in average borrowings of $7.3 million was due primarily to the cancellation of certain junior subordinated debt (see “Borrowings” later in this Item). We experienced a decrease in the costs of borrowed funds from 2.58% for 2010 to 2.16% for 2011 due to the decline in variable-rate trust preferred security costs, decreased junior subordinated debt, and lower short-term borrowing costs.

          The table below sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2011, 2010, and 2009.

Comparative Average Balances, Yields, and Rates:

	2011			2010			2009

	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance (4)	Interest (1)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans (2):
Commercial	$63,433	$3,398	5.36%	$76,738	$3,997	5.21%	$87,421	$4,415	5.05%
Commercial mortgage	337,955	20,749	6.14%	351,001	21,900	6.24%	337,803	22,743	6.73%
Commercial construction	55,698	3,167	5.69%	76,663	4,029	5.26%	102,097	5,352	5.24%
Consumer construction	22,851	1,043	4.56%	40,650	2,178	5.36%	58,498	3,352	5.73%
Residential mortgage	130,885	6,934	5.30%	155,438	8,741	5.62%	152,280	8,937	5.87%
Consumer	142,477	6,398	4.49%	152,497	7,070	4.64%	151,246	6,860	4.54%

Total loans	753,299	41,689	5.53%	852,987	47,915	5.62%	889,345	51,659	5.81%
LHFS	89,812	3,813	4.25%	108,634	4,911	4.52%	99,503	5,080	5.11%
Securities, trading and AFS	42,333	1,567	3.70%	27,705	1,917	6.92%	48,274	2,955	6.12%
Interest-bearing deposits	37,328	438	1.17%	27,912	478	1.71%	71,963	108	0.15%
Restricted stock investments, at cost	7,036	—	—	7,661	—	—	7,770	8	0.10%

Total earning assets	929,808	47,507	5.11%	1,024,899	55,221	5.39%	1,116,855	59,810	5.36%
Allowance for loan losses	(14,657)			(13,051)			(11,979)
Cash and other nonearning assets	294,397			346,744			211,014

Total assets	$1,209,548	47,507		$1,358,592	55,221		$1,315,890	59,810

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Interest-bearing deposits:
NOW	$6,182	17	0.27%	$7,405	47	0.63%	$6,784	44	0.65%
Savings	57,450	112	0.19%	56,271	152	0.27%	55,122	178	0.32%
Money market	127,584	715	0.56%	140,067	875	0.62%	163,910	1,376	0.84%
Time	743,309	14,819	1.99%	823,248	19,752	2.40%	713,855	23,275	3.26%

Total interest-bearing deposits	934,525	15,663	1.68%	1,026,991	20,826	2.03%	939,671	24,873	2.65%
Borrowings	169,496	3,662	2.16%	176,786	4,557	2.58%	213,011	7,825	3.67%

Total interest-bearing liabilities	1,104,021	19,325	1.75%	1,203,777	25,383	2.11%	1,152,682	32,698	2.84%
Noninterest-bearing demand deposits	103,201			107,119			116,508
Other noninterest-bearing liabilities	13,276			8,862			5,285
Stockholders’ (deficit) equity	(10,950)			38,834			41,415

Total liabilities and stockholders’ (deficit) equity	$1,209,548	19,325		$1,358,592	25,383		$1,315,890	32,698

Net interest income/net interest spread		$28,182	3.36%		$29,838	3.28%		$27,112	2.52%

Net interest margin (3)			3.03%			2.91%			2.43%

(1)	There are no tax equivalency adjustments.
(2)

The average balances of nonaccrual loans for the years ended December 31, 2011, 2010, and 2009, which are included in the average loan balances for these years, were $40.1 million, $47.2 million, and $35.3 million, respectively.

(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	Average assets and liabilities of our discontinued subsidiary, Mariner Finance, are included in other nonearning assets and other noninterest-bearing liabilities.

          The “Rate/Volume Analysis” below indicates the changes in our net interest income as a result of changes in volume and rates. We maintain an asset and liability management policy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities to attempt to optimize interest margins while providing adequate liquidity for our anticipated needs.

Rate/Volume Analysis (1):

	2011 Compared to 2010			2010 Compared to 2009

	Change Due to Variance In			Change Due to Variance In

(dollars in thousands)	Rates	Volume	Total	Rates	Volume	Total

INTEREST INCOME
Loans:
Commercial	$111	$(710)	$(599)	$135	$(553)	$(418)
Commercial mortgage	(346)	(805)	(1,151)	(1,709)	866	(843)
Commercial construction	310	(1,172)	(862)	14	(1,337)	(1,323)
Consumer construction	(286)	(849)	(1,135)	(206)	(968)	(1,174)
Residential mortgage	(485)	(1,322)	(1,807)	(379)	183	(196)
Consumer	(218)	(454)	(672)	153	57	210

Total loans	(914)	(5,312)	(6,226)	(1,992)	(1,752)	(3,744)
LHFS	(286)	(812)	(1,098)	(611)	442	(169)
Securities, trading and AFS	(1,112)	762	(350)	347	(1,385)	(1,038)
Interest-bearing deposits	(175)	135	(40)	475	(105)	370
Restricted stock investments, at cost	—	—	—	(8)	—	(8)

Total interest income	(2,487)	(5,227)	(7,714)	(1,789)	(2,800)	(4,589)

INTEREST EXPENSE
Interest-bearing deposits:
NOW	(23)	(7)	(30)	(1)	4	3
Savings	(43)	3	(40)	(30)	4	(26)
Money market	(86)	(74)	(160)	(319)	(182)	(501)
Time	(3,133)	(1,800)	(4,933)	(6,744)	3,221	(3,523)

Total interest-bearing deposits	(3,285)	(1,878)	(5,163)	(7,094)	3,047	(4,047)
Borrowings	(713)	(182)	(895)	(2,081)	(1,187)	(3,268)

Total interest expense	(3,998)	(2,060)	(6,058)	(9,175)	1,860	(7,315)

Net interest income	$1,511	$(3,167)	$(1,656)	$7,386	$(4,660)	$2,726

(1)

Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income

         We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products (“brokerage fees”), and income from BOLI. Our noninterest income for the year ended December 31, 2011 totaled $23.2 million, compared to $28.2 million for the year ended December 31, 2010, a decrease of $4.9 million or 17.5%.

         Mortgage-banking revenue decreased from $17.0 million in 2010 to $13.6 million in 2011 primarily due to a decline in the volume of loan originations and the change to fair value accounting for LHFS in 2010 ($2.2 million). The volume of loans sold decreased from $1.3 billion in 2010 to $1.1 billion in 2011.

          We recognized $758,000 in gains on sales of AFS securities in 2011, compared to $54,000 during 2010. During 2011, we recognized $838,000 in net OTTI charges on AFS securities, compared to $1.2 million in net OTTI charges recorded in 2010. See “Securities” discussion later in this Item for more information on these OTTI charges and the related securities.

          Deposit service charges declined to $2.9 million in 2011 from $3.9 million in 2010 due primarily to the implementation of new federal regulations. During 2010, we experienced a recovery of value of our trading assets and certain long-term borrowings of $1.7 million. Those trading assets were sold in 2010 and the related liabilities were refinanced in 2010 with liabilities not recorded at fair value.

          During 2010, we recognized a $958,000 gain on a debt exchange transaction. See “Borrowings” later in this Item for details about the transaction.

          Other income increased $1.2 million in 2011. Included in this line item for 2011 is an insurance recovery of $1.0 million to settle certain outstanding title insurance claims.

          The following table shows the detail of our noninterest income for the years ended December 31:

(dollars in thousands)	2011	2010	2009

Net OTTI charges on AFS securities	$(838)	$(1,249)	$(2,936)
Mortgage-banking revenue	13,595	16,950	16,112
ATM fees	3,046	3,038	3,072
Gain on debt exchange	—	958	—
Service fees on deposits	2,945	3,944	5,261
Gain on financial instruments carried at fair value	—	1,661	3,038
Gain on sale of AFS securities, net	758	54	420
Gain on disposal of premises and equipment	—	67	—
Commissions on sales of nondeposit investment products	437	496	540
Income from BOLI	1,291	1,415	1,377
Other	2,015	858	1,387

	$23,249	$28,192	$28,271

Noninterest Expense

          Our noninterest expense increased $453,000, or 0.7%, to $68.0 million compared to $67.5 million for 2010.

          Write-downs and costs of real estate acquired through foreclosure decreased $577,000, as foreclosures decreased during 2011. We still experienced significant write-downs on real estate acquired through foreclosure as current appraisals reflected declines in property values. Corporate insurance costs increased due to additional insurance acquired in 2011. We experienced an increase in our deposit insurance costs of $484,000 as our premium rates assessed by the FDIC increased due to our capital adequacy levels and financial condition. See “Capital Resources” later in this Item for additional information on capital adequacy.

          The decreases in salaries and employee benefits, occupancy, and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs. Professional service and consulting costs increased due to regulatory compliance costs, efforts to raise capital, and legal costs related to loan workouts.

          The following table shows the detail of our other noninterest expense for the years ended December 31:

(dollars in thousands)	2011	2010	2009

Office supplies	$440	$468	$504
Printing	308	406	332
Marketing/promotion	755	951	286
Postage	699	558	763
Overnight delivery/courier	392	436	525
Security	230	270	259
Dues and subscriptions	378	407	490
Director fees	332	313	276
Employee education and training	57	94	161
Automobile expense	109	135	144
Travel and entertainment	237	173	332
Other	1,853	2,593	1,546

	$5,790	$6,804	$5,618

Income Tax (Benefit) Expense

          Due to continued operating losses and the uncertainty surrounding future profitability, we have established a valuation allowance against the full amount of our deferred taxes. The establishment of the valuation allowance does not preclude the company from realizing these assets in the future.

          We recorded an income tax benefit of $606,000 on a net loss before taxes of $30.9 million, resulting in an effective tax rate of (2.0)% for 2011. The tax benefit in 2011 was the result of a refundable income tax credit (see discussion below). We recorded an income tax expense of $19.1 million on a net loss before taxes and discontinued operations of $27.3 million, resulting in an effective tax rate before discontinued operations of 70.1% for 2010. Included in 2010 was the charge-off of $35.6 million for the establishment of the valuation allowance against our net deferred tax assets.

          The Bank has earned significant state tax incentives totaling $5.5 million through its participation in the One Maryland Economic Development (“One Maryland”) and Job Creation Tax Credit programs. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will largely be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. During 2011, 2010, and 2009, we utilized $606,000, $600,000 and $591,000, respectively, in credits related to this incentive program as a portion of the credits earned are funded regardless of taxable income levels. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

Financial Condition

          At December 31, 2011, our total assets were $1.2 billion compared to $1.3 billion at December 31, 2010, a decrease of 10.0%. Earning assets decreased $76.3 million, or 7.4%, to $959,000 at December 31, 2011 from $1.0 billion at December 31, 2010. We experienced decreases in all of our interest-earning asset categories, with the exception of LHFS, which increased $42.6 million. Stockholders’ equity decreased $29.2 million primarily due to the net loss in 2011. Deposits decreased by $107.1 million and short- and long-term borrowings increased $3.4 million from December 31, 2010 to December 31, 2011.

Securities

          We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with the securities we hold and diversify the risk in the securities portfolios. As of December 31, 2011 and 2010, we held $22.7 million and $27.8 million, respectively, in securities classified as AFS.

          Our securities portfolio at December 31, 2011 was comprised of marketable securities. The maturity structure of our securities portfolio is significantly influenced by the level of prepayment activity on mortgage-backed securities. At December 31, 2011, the average duration of our securities portfolio was 2.0 years, slightly shorter than the average duration of 2.4 years at December 31, 2010, primarily due to the sale of longer-term securities in 2011 as well as a decrease in the projected lives of our mortgage-backed securities.

          AFS securities decreased $5.1 million from December 31, 2010. During 2011, we sold $49.5 million in AFS securities for a net gain on the sales of $758,000. We recorded $838,000 in net OTTI charges related to pooled trust preferred securities during 2011, compared to $1.2 million in net OTTI charges for 2010. Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $3.0 million at December 31, 2011 compared to a net unrealized loss of $3.6 million at December 31, 2010.

          Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. As of December 31, 2011 and 2010, we determined that OTTI had occurred with respect to four of our pooled trust preferred securities.

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

          Our total investment in trust preferred securities, corporate obligations, common equity securities, and mutual funds totaled $11.2 million as of December 31, 2011 compared to $12.4 million as of December 31, 2010.

          Our AFS securities portfolio composition was as follows as of December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Mortgage-backed securities	$1,959	$2,325	$11,742	$22,248	$18,079
Trust preferred securities	10,268	10,464	13,338	12,866	19,034
U.S. government agency notes	8,518	12,071	—	—	—
U.S. Treasury securities	1,004	1,001	1,003	1,003	1,017
Obligations of state and municipal subdivisions	—	—	—	—	2,975
Corporate obligations	—	1,010	930	2,548	1,915
Equity securities - banks	151	197	162	251	478
Equity securities - mutual funds	782	758	750	—	—
Foreign government bonds	—	—	350	750	1,500

	$22,682	$27,826	$28,275	$39,666	$44,998

          The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Equity securities are excluded as they have no stated maturity.

		Unrealized			Weighted- Average Yield
	Amortized Cost			Estimated Fair Value
(dollars in thousands)		Gains	Losses

Mortgage-backed securities:
Due after ten years	$1,834	$125	$—	$1,959	4.73%
Trust preferred securities:
Due one to five years	502	16	—	518	8.00%
Due five to ten years	1,023	—	73	950	8.00%
Due after ten years	11,895	87	3,182	8,800	5.72%
U.S. government agency notes:
Due within one year	5,507	8	—	5,515	0.95%
Due one to five years	3,000	3	—	3,003	1.00%
U.S. Treasury securities:
Due within one year	1,004	—	—	1,004	4.75%

	$24,765	$239	$3,255	$21,749	4.11%

          Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

LHFS

          We originate residential mortgage loans for sale on the secondary market. At December 31, 2011 and 2010, such LHFS amounted to $183.0 million and $140.3 million, respectively.

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

          Prior to January 1, 2008, we used investor contracts that required us to repurchase and “make-whole” requests on loans sold prior to that date. We experienced losses on loans closed prior to 2008 due to borrower loan payment default. After January 1, 2008, we revised our contract and terms process to include the elimination of early payment default as a risk factor in the majority of our investor contracts and resulting loan sales. The most common reasons for a loan repurchase for loans sold since January 1, 2008 is due to a documentation error, a disagreement with an investor, or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $517,000 and $1.2 million during 2011 and 2010, respectively. Our reserve for potential repurchases was $660,000 and $127,000 as of December 31, 2011 and 2010, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

          Prior to August 2010, we recorded LHFS at LCM. After that date, we recorded LHFS at fair value as we selected the fair value option for accounting purposes. The initial change in 2010 resulted in increased mortgage-banking revenue of $2.2 million.

Loans

          Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

          Approximately 86% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. For residential mortgage loans, we generally follow Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), FHA, VA, or other secondary marketing standard underwriting guidelines. Conventional mortgage loans with an LTV ratio greater than 80% generally require mortgage insurance. Loans underwritten to FHA or VA guidelines generally have LTV’s greater than 95% and have Mortgage Insurance Guarantees from the U.S. Government. For all other loans with real estate collateral, we generally do not lend more than 90% of the appraised value of a property at origination. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for commercial (including commercial mortgage) and construction (both commercial and consumer) loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

          We consider our residential lending to generally involve less risk than other forms of lending, although our payment experience on these loans is dependent, to some extent, on economic and market conditions in our primary lending area. In 2011 and 2010, loss levels on residential mortgage loans were significant due to the declines in residential real estate values and higher defaults experienced in this portfolio. Commercial (including commercial mortgage) and construction (both commercial and consumer) loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy. We experienced significant losses in both 2011 and 2010 in these loan segments as well.

          The following table sets forth the composition of our loan portfolio as of December 31:

(dollars in thousands)	2011	Percent of Total	2010	Percent of Total	2009	Percent of Total

Commercial	$52,842	7.5%	$78,801	9.7%	$77,634	8.7%
Commercial mortgage	326,530	46.5%	349,411	43.1%	339,794	38.1%
Commercial construction	54,349	7.8%	58,764	7.2%	99,490	11.2%
Consumer construction	16,280	2.3%	30,792	3.8%	47,379	5.3%
Residential mortgage	121,119	17.3%	144,209	17.8%	176,159	19.8%
Consumer	130,631	18.6%	149,710	18.4%	150,495	16.9%

Total loans	$701,751	100.0%	$811,687	100.0%	$890,951	100.0%

(dollars in thousands)	2008	Percent of Total	2007	Percent of Total

Commercial	$91,111	9.3%	$72,590	8.5%
Commercial mortgage	319,143	32.6%	279,578	32.7%
Commercial construction	109,484	11.2%	129,272	15.1%
Consumer construction	69,589	7.1%	86,621	10.1%
Residential mortgage	138,323	14.1%	84,892	10.0%
Consumer	251,046	25.7%	201,967	23.6%

Total loans	$978,696	100.0%	$854,920	100.0%

          Total loans decreased $109.9 million during 2011. We experienced lower balances in all loan segments. During 2011, we were less aggressive in our loan origination activity, as we focused on improving asset quality and controlling our growth of assets to improve our capital ratios.

          Approximately 42.5% of our loans have adjustable rates as of both December 31, 2011 and 2010, including adjustable rate first mortgage loans indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate. Our variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in “Interest Rate Sensitivity” later in this Item for more information on interest rate fluctuations.

          The following table sets forth the maturity distribution for our loan portfolio at December 31, 2011. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing

	In one year or less		After 1 through 5 years		After 5 years

(dollars in thousands)	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total

Commercial	$15,970	$8,517	$23,572	$4,265	$8	$510	$52,842
Commercial mortgage	87,369	28,291	143,995	29,443	20,970	16,462	326,530
Commercial construction	21,163	18,254	6,330	3,363	38	5,201	54,349
Consumer construction	14,745	—	757	—	778	—	16,280
Residential mortgage	533	1,577	2,990	7,819	24,833	83,367	121,119
Consumer	3,886	18,668	7,931	56,047	27,964	16,135	130,631

Total loans	$143,666	$75,307	$185,575	$100,937	$74,591	$121,675	$701,751

Commercial Construction Portfolio

          Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the total included above as of December 31, 2011, $22.2 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2011 and 2010 due to overall weakness in the residential housing sector.

          The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of December 31:

(dollars in thousands)	2011	2010

Raw residential land	$5,931	$6,617
Residential subdivisions	4,171	5,653
Single residential lots	3,005	3,589
Single family construction	3,351	4,949
Townhome construction	209	912
Multi-family unit construction	5,561	6,135

	$22,228	$27,855

Transferred Loans

          In accordance with the FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $13.2 million in first-lien mortgage loans and $566,000 in second-lien mortgage loans that were transferred from LHFS to our residential mortgage and consumer loan portfolios, respectively, at December 31, 2011. We maintained $24.8 million in transferred first-lien mortgage loans and $1.2 million in transferred second-lien mortgage loans at December 31, 2010.

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

          For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of December 31, 2011, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

          To establish the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history, which gives us the most current and relevant charge-off data. The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required reserves. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations). In general, this impairment amount is included as an allocated portion of the allowance for loan losses for TDRs and is charged-off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

          The risks associated with each portfolio class are as follows:

          Commercial and Commercial Mortgage - The primary loan-specific risks in commercial and commercial mortgage loans are: deterioration of the business and/or collateral values; deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default; and the risk that real estate collateral values determined through appraisals are not reflective of the true property values.

          Portfolio risk includes the condition of the economy, potentially changing demand for these types of loans, and volume and geographic concentrations of these types of loans.

          Commercial Construction – loan-specific and portfolio risks related to commercial construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above. Additional loan-specific risks include project budget overruns and performance variables related to the contractor and subcontractors. An additional loan-specific risk for commercial construction of residential developments is the risk that the builder has a geographical concentration of developments.

          Consumer Construction – loan-specific and portfolio risks related to consumer construction loans to builders and to ultimate homeowners carry the same risks as commercial construction loans as described above.

          In general, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, any improvements in operating cash flows can be offset by the impact of rising interest rates that could occur during improved economic times. Declining economic conditions may have an adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

          Our commercial loans are generally reviewed individually, in accordance with FASB guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for allocated reserves. We use creditworthiness categories to grade commercial loans. Our internal grading system is based on experiences with similarly graded loans and incorporates a variety of risk considerations, both qualitative and quantitative (see definitions of our various grades and the composition of our loan portfolio within those grades in Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K). Quantitative factors include collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses. We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

Consumer

          Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals. The risks associated with each portfolio class are as follows:

          Residential Mortgage, Home Equities, and 2nd Mortgages – The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment; deterioration in real estate values; our ability to assess the creditworthiness of the customer; deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn; and the risk that property values determined through appraisals are not reflective of the true property values. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

          Other Consumer - The primary loan-specific risks of consumer loans are: unemployment; deterioration of the borrower’s financial condition, whether the result of personal issues or a general economic downturn; and for certain consumer loans such as auto loans and boat loans, there is also a risk of deterioration in the value of the collateral. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

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

Unallocated

          The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the required portion of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. Economic factors are an important consideration in determining the adequacy of the loan loss reserve. A strong regional and national economy will reduce the probability of losses. Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probability of losses. Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

          In calculating the range of unallocated reserves to be included in our allowance calculation, we apply a range of basis points to the respective portfolios for environmental factors. The bottom range would be zero. The top range consists of the following basis points for the respective portfolios at December 31:

	2011

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer

Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	1	9	9	8	8	—
Economic factors	24	24	24	9	9	43
Value of underlying collateral for collateral dependent loans	—	21	21	21	21	5

	25	84	84	50	52	48

	2010

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer

Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	1	10	10	10	10	—
Economic factors	25	25	25	6	6	40
Value of underlying collateral for collateral dependent loans	—	15	15	15	15	—

	26	80	80	43	45	40

          Each of the above factors is evaluated quarterly. The factors applied to commercial mortgage and commercial and consumer construction loans were increased in 2011 primarily due to a trend of decreasing appraised values. The factors applied to residential mortgage and consumer loans were increased in 2011 as a result of increased unemployment rates, the general economic downturn, and the trend of decreasing appraisal values.

          We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

          See additional detail on our allowance methodology and risk rating system in Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

          The following table summarizes the activities in our allowance for loan losses by portfolio segment for the years ended December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Allowance for loan losses, beginning of year	$14,115	$11,639	$16,777	$12,789	$12,399
Charge-offs:
Commercial	(5,484)	(1,979)	(517)	—	(67)
Commercial mortgage	(3,335)	(1,395)	(871)	(630)	(495)
Commercial construction	(730)	(4,252)	(2,370)	(401)	(1,481)
Consumer construction	(43)	(804)	(1,493)	(331)	—
Residential mortgage	(2,720)	(3,757)	(4,546)	(4,658)	(1,038)
Consumer (1)	(2,868)	(3,787)	(2,650)	(5,446)	(5,908)

Total charge-offs	(15,180)	(15,974)	(12,447)	(11,466)	(8,989)

Recoveries:
Commercial	—	—	—	13	—
Commercial mortgage	173	—	4	3	—
Commercial construction	27	7	—	—	—
Consumer construction	—	—	—	—	—
Residential mortgage	39	104	46	9	43
Consumer (2)	297	549	231	367	421

Total recoveries	536	660	281	392	464

Net charge-offs	(14,644)	(15,314)	(12,166)	(11,074)	(8,525)

Allowance for acquired loans (3)	—	—	—	279	—
Provision for loan losses - Bank	14,330	17,790	11,660	10,856	6,700
Provision for loan losses - Mariner Finance	—	—	—	3,927	2,215
Mariner Finance allowance for loan losses	—	—	(4,632)	—	—

Allowance for loan losses, end of year	$13,801	$14,115	$11,639	$16,777	$12,789

Loans (net of premiums and discounts):
Year-end balance	$701,751	$811,687	$890,951	$978,696	$854,920
Average balance during year	753,299	852,987	889,345	821,699	781,843
Allowance as a percentage of year-end loan balance	1.97%	1.74%	1.31%	1.71%	1.50%
Percent of average loans:
Provision for loan losses (4)	1.90%	2.09%	1.31%	1.32%	0.86%
Net charge-offs	1.94%	1.80%	1.37%	1.35%	1.09%

(1)

For 2008 and 2007, includes charge-offs of $3.4 million and $2.2 million, respectively, related to Mariner Finance consumer loans. 2011, 2010, and 2009 do not include any activity from the discontinued operations of Mariner Finance.

(2)

For 2008 and 2007, includes recoveries of $298,000 and $387,000, respectively, related to Mariner Finance consumer loans. 2011, 2010, and 2009 do not include any activity from the discontinued operations of Mariner Finance.

(3)	Allowance acquired by Mariner Finance in a transaction with Loans, USA.

(4)	For 2008 and 2007, includes only the provision related to the Bank.

The following table summarizes our allocation of allowance by loan segment as of December 31:

	2011			2010			2009

(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans

Commercial	$2,768	20.1%	7.5%	$291	2.1%	9.7%	$817	7.0%	8.7%
Commercial mortgage	2,011	14.6%	46.5%	2,542	18.0%	43.1%	3,336	28.7%	38.1%
Commercial construction	1,809	13.1%	7.8%	2,053	14.5%	7.2%	1,647	14.1%	11.2%
Consumer construction	156	1.1%	2.3%	817	5.8%	3.8%	293	2.5%	5.3%
Residential mortgage	2,711	19.6%	17.3%	3,032	21.5%	17.8%	2,062	17.7%	19.8%
Consumer	2,632	19.1%	18.6%	2,417	17.1%	18.4%	882	7.6%	16.9%
Unallocated	1,714	12.4%	—	2,963	21.0%	—	2,602	22.4%	—

Total	$13,801	100.0%	100.0%	$14,115	100.0%	100.0%	$11,639	100.0%	100.0%

	2008			2007

(dollars in thousands)	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans

Commercial	$824	4.9%	9.3%	$606	4.7%	8.5%
Commercial mortgage	2,985	17.8%	32.6%	2,316	18.1%	32.7%
Commercial construction	2,702	16.1%	11.2%	1,456	11.4%	15.1%
Consumer construction	583	3.5%	7.1%	719	5.6%	10.1%
Residential mortgage	1,576	9.4%	14.1%	1,542	12.1%	10.0%
Consumer	4,683	27.9%	25.7%	4,021	31.4%	23.6%
Unallocated	3,424	20.4%	—	2,129	16.7%	—

Total	$16,777	100.0%	100.0%	$12,789	100.0%	100.0%

          Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $13.8 million and $14.1 million as of December 31, 2011 and December 31, 2010, respectively. Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2011, included increases in the allowance for commercial and consumer loans. Decreases in the allowance allocated to the other loan segments are a reflection of charge-offs and decreases in the corresponding loan balances. Recent economic conditions have had a broad impact on our loan portfolio as a whole. While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we are experiencing a negative impact from the economic pressures on our borrowers.

          The provision for loan losses recognized to maintain the allowance was $14.3 million for 2011 compared to $17.8 million for 2010. Our allowance as a percentage of outstanding loans has increased from 1.74% as of December 31, 2010 to 1.97% as of December 31, 2011. We recorded net charge-offs of $14.6 million during 2011 compared to net charge-offs of $15.3 million during 2010. Net charge-offs as compared to average loans outstanding increased to 1.94% for 2011 compared to 1.80% for 2010. We recorded a significant amount of charge offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for 2011 and 2010 amounted to $7.2 million and $6.4 million, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for 2011 and 2010 amounted to $44.9 million and $32.0 million, respectively.

          In addition to the significant amount of charge-offs, transfers to real estate acquired through foreclosure continued to be significant during 2011.

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

          Management believes the allowance for loan losses is adequate as of December 31, 2011. Our total allowance at December 31, 2011 is considered by management to be sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

•	We maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

•

In accordance with FASB guidance, we individually analyze all NPAs and all credits risk rated 8 or above for impairment. We immediately charge-off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings (“RR”) of RR8 at fair value) (see additional detail related to risk ratings in Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form-10-K);

•

We calculate our required reserves based upon a rolling 24 month average of actual charge-offs, thereby utilizing current trend data of actual losses. These calculated loss percentages are then applied to our current loan balance by loan segment to determine the required reserves;

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

          Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. Generally, we annually obtain appraisals on NPAs. Previously, for residential and consumer nonperforming loans below $500,000, an alternative valuation method (“AVM”) may have been used in lieu of an appraisal. AVMs were obtained from an unrelated independent third party company. The third party valuation utilized a comparative sales based methodology analysis. It also had the ability to handle geographic anomalies, and advanced algorithms which, when coupled with access to multiple data sources, returned accurate and reliable valuation results. The turnaround time for these AVMs was generally within a few minutes of our request. As such, the use of AVMs in no way adversely impacted our overall valuation process, nor did it negatively affect the amount or timing of any provisions or charge-offs. In fact, the quick turnaround time of these AVMs helped identify potential losses immediately. There could be circumstances where we might utilize AVMs, along with additional corroborating procedures, again in the future.

          As part of our asset monitoring activities, we maintain a Workout Committee that meets three times per month. During these Workout Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce a nonperforming asset report which is distributed weekly to senior management and is also discussed and reviewed at the Workout Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date. Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific operating markets, which are predominantly the Baltimore metropolitan area and surrounding counties and portions of northern Virginia.

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

          NPAs, expressed as a percentage of total assets, totaled 5.25% at December 31, 2011 and 5.48% at December 31, 2010. The ratio of allowance for loan losses to nonperforming loans was 37.6% at December 31, 2011 and 27.9% at December 31, 2010. The increase in this ratio from 2010 to 2011 was primarily a reflection of the decrease in the amount required for the allowance for loan losses. Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2010. We record a significant amount of charge offs as it is our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs).

          The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table at December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Nonaccruing loans:
Commercial	$4,566	$1,501	$535	$603	$—
Commercial mortgage	16,955	26,991	9,773	4,134	3,926
Commercial construction	5,949	7,987	10,992	14,544	5,268
Consumer construction	718	1,257	3,815	8,222	3,362
Residential mortgage	7,585	11,877	9,333	8,115	10,026
Consumer	905	946	1,351	3,145	1,807

	36,678	50,559	35,799	38,763	24,389

Real estate acquired through foreclosure:
Commercial	83	—	—	—	—
Commercial mortgage	10,555	3,317	4,112	2,080	1,101
Commercial construction	6,174	7,094	9,347	4,909	3,601
Consumer construction	2,768	3,553	4,203	2,826	2,299
Residential mortgage	5,655	7,154	2,098	9,079	11,980
Consumer	—	67	1,870	100	—

	25,235	21,185	21,630	18,994	18,981

Total nonperforming assets	$61,913	$71,744	$57,429	$57,757	$43,370

Loans past-due 90 days or more and accruing:
Commercial	$30	$—	$499	$—	$92
Commercial mortgage	1,272	1,952	3,886	1,634	663
Commercial construction	2,032	250	—	210	—
Consumer construction	238	—	—	1,587	219
Residential mortgage	2,500	776	4,651	3,258	1,825
Consumer	244	—	188	2,990	220

	$6,316	$2,978	$9,224	$9,679	$3,019

          For information on nonaccruing TDRs, see table under “TDRs” later in this section.

          Nonaccrual loans decreased $13.9 million from December 31, 2010 to $36.7 million at December 31, 2011. The commercial loan nonaccrual balance consisted of 13 loans, with the largest balance amounting to $1.0 million. Nine of the commercial loans in nonaccrual status as of December 31, 2011 in the amount of $4.1 million were placed in nonaccrual status during 2011. All of the remaining nonaccrual commercial loans were in nonaccrual status as of December 31, 2010. Of the $1.5 million in nonaccrual commercial loans as of December 31, 2010, one loan for $548,000 was transferred to real estate acquired through foreclosure, $134,000 were charged off, one loan in the amount of $162,000 was paid off, and one loan in the amount of $162,000 was returned to accrual status during 2011.

          The commercial mortgage loan nonaccrual balance consisted of 33 loans, with the largest balance amounting to $3.3 million. Of the $17.0 million commercial mortgage balance in nonaccrual status as of December 31, 2011, 20 loans totaling $8.9 million were placed on nonaccrual status during 2011. All of the remaining nonaccrual commercial mortgage loans were in nonaccrual status as of December 31, 2010. Of the balance at December 31, 2010, $9.1 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during 2011, $3.4 million were charged off, $3.3 million were paid off, and $2.2 million were returned to accrual status.

          The commercial construction nonaccrual balance consisted of eight loans, with the largest balance amounting to $3.9 million. We placed four commercial construction nonaccrual loans totaling $713,000 in nonaccrual status in 2011. All of the remaining nonaccrual commercial construction loans were in nonaccrual status as of December 31, 2010. Of the $8.0 million in commercial construction loans in nonaccrual status as of December 31, 2010, $924,000 were charged off, $903,000 were paid off, and $323,000 were transferred to real estate acquired through foreclosure during 2011.

          The consumer construction nonaccrual balance consisted of five loans in the amount of $718,000, all of which were placed in nonaccrual status during 2011. Of the $1.3 million in consumer construction loans in nonaccrual status at December 31, 2010, we transferred two loans totaling $315,000 to real estate acquired through foreclosure, charged off one loan totaling $24,000, and returned one loan in the amount of $918,000 to accrual status.

          The residential mortgage nonaccrual balance consisted of 31 loans, with the largest balance amounting to $791,000. We placed $3.1 million of these loans in nonaccrual status during 2011. Of the $11.9 million balance of nonaccrual residential mortgage loans at December 31, 2010, we transferred $5.1 million to real estate acquired through foreclosure, received a pay off on five loans for $990,000, returned $837,000 to accrual status, and charged off $526,000.

          The consumer loan nonaccrual balance consisted of seven loans, five of which were placed in nonaccrual status during 2011. These loans are well secured and we have determined that they do not require charge-off as of December 31, 2011.

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $2.2 million, $3.6 million, and $4.6 million in 2011, 2010, and 2009, respectively. The actual interest income recorded on those loans in 2011, 2010, and 2009 was approximately $827,000, $1.6 million, and $1.2 million, respectively.

          Real estate acquired through foreclosure increased $4.1 million when compared to December 31, 2010, with increases in the commercial and commercial mortgage loan segments. We transferred approximately $7.7 million in commercial mortgage loans to real estate acquired through foreclosure during 2011. The entire balance of commercial loans acquired through foreclosure was transferred during 2011. The net decreases in the remaining loan segments were due to resolution of the properties through foreclosure sales or buyouts.

          Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $3.0 million at December 31, 2010 to $6.3 million as of December 31, 2011. The commercial, commercial construction, and consumer construction loan totals each consist of one loan. The commercial mortgage loan total of $1.3 million consists of four loans, with the largest amounting to $730,000, the residential mortgage loan total of $2.5 million consisted of fifteen loans, with the largest amounting to $2.0 million, and the consumer loan total consists of one home equity loan, one second mortgage loan, and three other consumer loans.

          Not all of the loans newly classified as nonaccrual since December 31, 2010 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge-off all impairment amounts immediately for all loans that are not TDRs.

TDRs

          In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time or amount to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Such concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. At the time that a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then charged to the allowance.

          The composition of our TDRs is illustrated in the following table at December 31:

(dollars in thousands)	2011	2010	2009	2008	2007

Commercial:
Nonaccrual	$22	$—	$—	$—	$—
90 days or more and accruing	$—	$—	$—	$—	$—
< 90 days past due/current	$400	$—	$2,850	$—	$—

	422	—	2,850	—	—

Commercial mortgage:
Nonaccrual	907	1,490	810	—	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	9,389	2,856	799	1,469	1,484

	10,296	4,346	1,609	1,469	1,484

Commercial construction:
Nonaccrual	103	353	203	—	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	5,118	5,287	4,876	—	—

	5,221	5,640	5,079	—	—

Consumer construction:
Nonaccrual	—	—	—	—	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	—	—	—	—	—

	—	—	—	—	—

Residential mortgage:
Nonaccrual	1,473	—	1,197	2,361	—
90 days or more and accruing	2,164	450	638	1,519	—
< 90 days past due/current	8,271	12,697	3,885	7,881	—

	11,908	13,147	5,720	11,761	—

Consumer:
Nonaccrual	—	923	—	—	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	—	121	—	—	—

	—	1,044	—	—	—

Totals:
Nonaccrual	$2,505	$2,766	$2,210	$2,361	$—
90 days or more and accruing	$2,164	$450	$638	$1,519	$—
< 90 days past due/current	$23,178	$20,961	$12,410	$9,350	$1,484

	$27,847	$24,177	$15,258	$13,230	$1,484

          The interest income which would have been recorded on TDRs if those loans had been handled in accordance with their contractual terms was approximately $1.2 million in 2011, $2.1 million in 2010, and $865,000 in 2009 and the actual interest income recorded on these loans in 2011, 2010, and 2009 was approximately $713,000, $915,000, and $661,000, respectively.

          The following table shows the breakdown of loans modified during the years ended December 31:

	2011			2010

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	4	$699	$424	—	$—	$—
Commercial mortgage	10	7,821	7,821	3	3,087	3,247
Commercial construction	—	—	—	6	5,177	5,177
Residential mortgage	1	566	579	17	11,027	11,066
Home equity and 2nd mortgage	—	—	—	10	1,148	1,148

	15	$9,086	$8,824	36	$20,439	$20,638

	2009

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	3	$3,135	$3,135
Commercial mortgage	5	2,777	2,777
Commercial construction	2	5,079	5,079
Residential mortgage	17	4,500	4,473

	27	$15,491	$15,464

Impaired Loans

          The following tables show the breakout of impaired loans by class at December 31:

	2011

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$4,804	$4,804	$—	$2,719	$155	$5,484
Commercial mortgage	$21,039	$21,039	$—	$20,966	$483	$3,207
Commercial construction	$11,066	$11,066	$—	$12,114	$67	$730
Consumer construction	$718	$718	$—	$842	$32	$43
Residential mortgage	$8,723	$8,723	$—	$10,066	$260	$1,780
Home equity & 2nd mortgage	$905	$905	$—	$913	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—
With a related allowance:
Commercial	157	161	4	63	2	—
Commercial mortgage	5,249	5,306	57	4,150	73	128
Commercial construction	—	—	—	266	—	—
Consumer construction	—	—	—	112	—	—
Residential mortgage	9,075	9,297	222	11,526	378	940
Home equity & 2nd mortgage	—	—	—	14	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,961	$4,965	$4	$2,782	$157	$5,484
Commercial mortgage	$26,288	$26,345	$57	$25,116	$556	$3,335
Commercial construction	$11,066	$11,066	$—	$12,380	$67	$730
Consumer construction	$718	$718	$—	$954	$32	$43
Residential mortgage	$17,798	$18,020	$222	$21,592	$638	$2,720
Home equity & 2nd mortgage	$905	$905	$—	$927	$18	$2,868
Consumer	$—	$—	$—	$134	$—	$—

	2010

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

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

          Deposits totaled $1.0 billion at December 31, 2011, decreasing $107.1 million, or 9.5%, from the December 31, 2010 level. We experienced significant decreases in time, NOW, and money market deposits. The decrease in time deposits was primarily rate driven, with a significant amount of the decrease incurred in our nonbrokered national time deposit campaign, which is a program where the Bank utilizes several nonbrokered rate listing services to provide incremental funding as needed. We pay an annual subscription fee for the privilege of posting rates on their websites. The subscription-based services allow the Bank to place or receive funds from other subscribers. Requests to invest are placed through the listing website and the account is funded by wire. At the present time, only financial institutions are allowed to place funds with the Bank.

          We experienced additional decreases in time deposits and in other deposit types as customers moved funds out of lower-yielding deposit types into higher-yielding deposit types or out of the Bank in search of better-yielding products.

          The following table details the average amount and the average rate paid for each category of deposits as of December 31:

	2011		2010		2009

(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

NOW	$6,182	0.27%	$7,405	0.63%	$6,784	0.65%
Savings	57,450	0.19%	56,271	0.27%	55,122	0.32%
Money market	127,584	0.56%	140,067	0.62%	163,910	0.84%
Time	743,309	1.99%	823,248	2.40%	713,855	3.26%

Total interest-bearing deposits	934,525	1.68%	1,026,991	2.03%	939,671	2.65%
Noninterest-bearing demand deposits	103,201		107,119		116,508

Total deposits	$1,037,726	1.51%	$1,134,110	1.84%	$1,056,179	2.35%

          The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

(dollars in thousands)	2011	2010

Maturing in:
3 months or less	$62,239	$51,724
Over 3 months through 6 months	61,249	64,772
Over 6 months through 12 months	188,436	128,941
Over 12 months	151,942	232,271

	$463,866	$477,708

          Core deposits represent deposits which we believe will not be affected by changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market’s less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. At December 31, 2011 and 2010, our core deposits were $361.2 million and $413.3 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

          Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the FHLB, and a mortgage loan at December 31, 2011 and 2010. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

          The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At December 31, 2011, our total available credit line with the FHLB was $139.8 million. Our outstanding FHLB advance balance at December 31, 2011 and 2010 was $111.0 million and $107.0 million, respectively.

          The Bank has been notified by the FRB that it is a secondary credit facility. All future borrowings must be approved by the discount committee of the FRB.

          Long-term borrowings, which totaled $73.7 million and $33.9 million at December 31, 2011 and 2010, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. We held $65.0 million and $25.0 million in long-term FHLB advances at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the balance on the mortgage loan was $8.7 million and $8.9 million, respectively.

          Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings decreased from $84.4 million at December 31, 2010 to $48.0 million at December 31, 2011. We held $46.0 million and $82.0 million in short-term FHLB advances at December 31, 2011 and 2010, respectively.

          In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through the Trusts, which are wholly-owned by First Mariner Bancorp. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp. The debentures are the sole assets of the Trusts. Aggregate debentures outstanding as of both December 31, 2011 and 2010 totaled $52.1 million.

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

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At December 31, 2011, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

          During 2010, we executed Exchange agreements (the “Exchanges”) with our former Chairman and CEO, Edwin F. Hale, Sr. and with an unaffiliated third party. The agreements exchanged trust preferred securities for shares of common stock and warrants of the Company. Upon completion of the Exchanges, the Company canceled the trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating the long term debt. The transaction with the unaffiliated third party resulted in a gain of $571,000, net of taxes of $387,000.

          See Notes 9 and 10 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details about our borrowings.

Capital Resources

          Stockholders’ equity decreased $29.2 million in 2011 to a deficit of $(25.4) million from $3.7 million as of December 31, 2010.

          Common stock and additional paid-in-capital increased by $495,000 due to the issuance, net of costs, of common stock to directors and certain employees as part of their compensation as well as the change in the value of the outstanding warrants. We did not repurchase any common stock during 2011, nor was any stock issued through the employee stock purchase plan. Accumulated other comprehensive loss, which is derived from the fair value calculations for securities AFS, decreased by $591,000. Retained deficit increased by the net loss of $30.2 million for 2011.

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

          Capital is classified as Tier I capital (common stockholders’ equity less certain intangible assets plus a portion of the Trust Preferred Securities, subject to certain limitations) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier I capital, subject to certain limitations). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio.

          We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. The regulatory capital ratios are shown below at December 31:

	2011	2010	2009	Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision

Regulatory capital ratios:
Leverage:
Consolidated	(1.9)%	0.7%	1.4%	4.0%	5.0%
Bank	3.0%	4.7%	6.2%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Consolidated	(2.6)%	1.0%	1.8%	4.0%	6.0%
Bank	4.2%	6.8%	7.9%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	(2.6)%	2.1%	3.6%	8.0%	10.0%
Bank	5.5%	8.0%	9.1%	8.0%	10.0%

          On September 18, 2009, the Bank entered into the September Order with the FDIC and the Commissioner, which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, December 31, 2010, or December 31, 2011. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to the FRB Agreements, which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2011, those capital ratios were (1.9)%, (2.6)%, and (2.6)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

          See information related to two Exchange Agreements under “Borrowings” above. Also, see information regarding the “Securities Purchase Agreement” included in “Recent Developments” at the beginning of this section.

Liquidity

          Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

          The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $242.0 million at December 31, 2011. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $17.5 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $138.1 million at December 31, 2011 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $15.3 million at December 31, 2011 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.3 million at December 31, 2011 are generally open ended. At December 31, 2011, available home equity lines totaled $59.8 million. Home equity credit lines generally extend for a period of 10 years.

          Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of December 31, 2011, we plan on expending approximately $1.6 million on our premises and equipment over the next 12 months.

          Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. Such balances may fluctuate up and down in any given period.

          The Bank’s liquidity is represented by its cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and AFS securities, the sources of which are deposit accounts and borrowings. The level of liquidity is dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $148.8 million at December 31, 2011, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $183.0 million at December 31, 2011, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 69.2% at December 31, 2011 and 72.4% at December 31, 2010.

          We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.

          We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates. At December 31, 2011, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

          First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. A significant amount of First Mariner Bancorp’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law (see “Supervision and Regulation” in Item 1 of Part I above in this Annual Report on Form 10-K). As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the FRB, FDIC, and the Commissioner that, among other things, require First Mariner and its bank subsidiary to obtain the prior approval of its regulators before paying a dividend or otherwise making a distribution on its stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its Trust Preferred Securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

          Our interest rate sensitivity position as of December 31, 2011 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayment assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2011, we had a one-year cumulative negative gap of $23.0 million compared to a one-year cumulative positive gap of $50.2 million at December 31, 2010.

(dollars in thousands)	180 days or less	181 days- one year	One-five years	> 5 years or non- sensitive	Total

Interest-earning assets:
Interest-bearing deposits	$44,585	$—	$—	$—	$44,585
Securities AFS	21,453	2,251	5,022	(6,044)	22,682
Restricted stock investments	7,085	—	—	—	7,085
LHFS	182,992	—	—	—	182,992
Loans	393,041	64,928	208,642	35,140	701,751

Total interest-earning assets	$649,156	$67,179	$213,664	$29,096	$959,095

Interest-bearing liabilities:
NOW	$534	$699	$5,592	$2,563	$9,388
Savings	5,159	4,332	34,656	10,830	54,977
Money market	85,566	2,856	22,844	10,472	121,738
Certificates of deposit	316,500	223,641	188,213	—	728,354
Borrowings and junior subordinated debentures	84,049	16,000	40,000	33,698	173,747

Total interest-bearing liabilities	$491,808	$247,528	$291,305	$57,563	$1,088,204

Interest rate sensitive gap position:
Period	$157,348	$(180,349)	$(77,641)	$(28,467)
% of assets	13.35%	(15.30)%	(6.59)%	(2.41)%
Cumulative	$157,348	$(23,001)	$(100,642)	$(129,109)
% of assets	13.35%	(1.95)%	(8.54)%	(10.95)%
Cumulative risk sensitive assets to risk sensitive liabilities	131.99%	96.89%	90.24%	88.14%

          While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed-rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2011, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change

	+200BP	-200BP

Net interest income	0.97%	(4.27)%

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

Contractual Obligations

          First Mariner has certain obligations to make future payments under contract. At December 31, 2011, the aggregate contractual obligations and commitments are:

	Payments Due by Period

(dollars in thousands)	Total	Less than one year	Over 1-3 Years	Over 3-5 years	After 5 years

Certificates of deposit	$728,354	$465,450	$227,121	$35,783	$—
Borrowings and junior subordinated debentures	173,747	47,981	40,000	—	85,766
Annual rental commitments under noncancelable leases	23,286	4,374	8,176	6,314	4,422

	$925,387	$517,805	$275,297	$42,097	$90,188

Derivatives

          We maintain and account for derivatives, in the form of IRLCs and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

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

          Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2011		2010

(dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

IRLCs	$138,075	$139,899	$71,228	$71,753
Forward contracts to sell mortgage-backed securities	102,250	101,772	125,500	127,424

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

Financial Review 2010/2009

          We recorded a net loss of $46.6 million for 2010 compared to a net loss of $22.3 million for 2009, with diluted losses per share totaling $3.15 for 2010 compared to diluted losses per share of $3.45 in 2009.

          Our results for 2010 were significantly impacted by persistent negative trends in the real estate markets. We experienced significant charge-offs in real estate loans in 2010 as a substantial amount of these loans were moved to real estate acquired through foreclosure. In addition, as declines in real estate values continued in 2010, we recorded $8.4 million in additional write-downs, losses on, and expenses related to real estate acquired through foreclosure in 2010. We provided for additional loan loss reserves throughout 2010 for the anticipated loss exposure caused by the depressed real estate market. The provision for loan losses in 2010 was $17.8 million compared to $11.7 million in 2009. The increase of $6.1 million in the provision for loan losses reflects needed increases in the allowance for loan losses primarily as a result of weaknesses in the commercial construction, consumer construction, residential mortgage, and consumer loan portfolios and the need to replenish charge-offs of loans within the commercial and commercial mortgage portfolios. In addition to these losses, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status and the cost of carrying foreclosed properties.

          Our largest category of revenue, net interest income, increased $2.7 million, or 10.1%, in 2010 compared to 2009, primarily due to lower rates paid on average interest-bearing liabilities. Noninterest income decreased $79,000. We experienced decreases in most major noninterest income categories with the exception of mortgage-banking income, which increased $838,000, and income from BOLI, which increased $38,000. We recognized a $958,000 gain on a debt exchange transaction in 2010 and experienced reduced levels of net OTTI charges in 2010 ($1.2 million) compared to 2009 ($2.9 million). See discussion of the exchange transaction under “Borrowings” above.

          Total expenses decreased primarily from cost-cutting measures taken in 2010. The full effect of these cost-cutting measures were partially offset by increases in costs of real estate acquired through foreclosure and FDIC insurance premiums.

          We recorded a loss from the discontinued operations of Mariner Finance of $200,000 in 2010 compared to $9.1 million in 2009. We recorded income tax expense from continuing operations of $19.1 million in 2010, which was the result of the establishment of the valuation allowance on our deferred tax assets. During 2009, we recorded an income benefit from continuing operations of $10.9 million.

          The return on average assets was (3.43)% for 2010 compared to (1.69)% for 2009. The return on average equity for 2010 was (119.97)% compared to (53.81)% for 2009. Average equity to average assets was 2.86% for 2010 compared to 3.15% for 2009. The decrease in the return on average assets reflected the continuing effect of NPAs and loan charge-offs. All 2010 performance indicators were significantly affected by the losses.

          Our total assets decreased by $74.9 million or 5.4% during 2010, primarily a result of decreased net loans and the establishment of the valuation allowance against our deferred tax assets. Earning assets decreased $32.0 million or 3.0%. Deposits decreased by $24.6 million from December 31, 2009 to December 31, 2010. Stockholders’ equity decreased $23.2 million or 86.1%, reflecting the 2010 loss, partially offset by the completion of a stock offering and the exchanges of common stock and warrants for certain trust preferred securities in 2010. See discussion under “Borrowings” earlier in this Item for more information on the exchange transactions.

          Our asset quality showed some deterioration at December 31, 2010 compared to 2009. At December 31, 2010, our allowance for loan losses amounted to $14.1 million, which totaled 19.7% of NPAs as of December 31, 2010, compared to 20.3% as of December 31, 2009. Our level of NPAs increased to 5.5% of total assets at December 31, 2010 from 4.2% of total assets at December 31, 2009. Our level of loan delinquencies showed some signs of improvement as our loans 90 days delinquent and still accruing interest decreased to $3.0 million from $9.2 million in 2009. Our ratio of net charge-offs to average total loans was 1.8% in 2010 compared to 1.4% in 2009.

          Bank capital adequacy levels (as defined by banking regulation) deteriorated from 2009 to 2010; however, the Bank was still considered “adequately capitalized” at December 31, 2010. The ratios for the Bank as of December 31, 2010 for leverage, Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets were 4.7%, 6.8%, and 8.0%, respectively, compared to 6.2%, 7.9%, and 9.1%, respectively, at December 31, 2009. Our regulatory capital levels increased due primarily to the sale of Mariner Finance, which provided First Mariner with the ability to infuse additional capital into the Bank.

ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For a discussion of interest rate risk, see Item 7 of Part II of this Annual Report on Form 10-K under the heading “Interest Rate Sensitivity.”

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

          We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur significant net losses in 2011, primarily from loan losses and costs associated with real estate acquired through foreclosure. The Company has insufficient capital per regulatory guidelines and has failed to reach capital levels required in the Cease and Desist Order issued by the Federal Deposit Insurance Corporation in September 2009. These matters raise doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 of the consolidated financial statements. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company
Baltimore, Maryland
March 30, 2012

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	December 31, 2011	December 31, 2010

	(dollars in thousands)
ASSETS
Cash and due from banks	$104,204	$169,557
Federal funds sold and interest-bearing deposits	44,585	48,404
Securities available for sale (“AFS”), at fair value	22,682	27,826
Loans held for sale (“LHFS”), at fair value	182,992	140,343
Loans receivable	701,751	811,687
Allowance for loan losses	(13,801)	(14,115)

Loans, net	687,950	797,572
Real estate acquired through foreclosure	25,235	21,185
Restricted stock investments	7,085	7,095
Premises and equipment, net	38,278	41,068
Accrued interest receivable	4,025	3,844
Bank-owned life insurance (“BOLI”)	37,478	36,188
Prepaid expenses and other assets	24,503	16,555

Total assets	$1,179,017	$1,309,637

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$100,303	$103,450
Interest-bearing	914,457	1,018,439

Total deposits	1,014,760	1,121,889
Short-term borrowings	47,981	84,399
Long-term borrowings	73,698	33,888
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities ($18 and $137 at fair value, respectively)	15,922	13,647

Total liabilities	1,204,429	1,305,891

Stockholders’ (deficit) equity:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 and 18,050,117 shares issued and outstanding at December 31, 2011 and 2010, respectively	939	902
Additional paid-in capital	80,125	79,667
Retained deficit	(103,454)	(73,210)
Accumulated other comprehensive loss	(3,022)	(3,613)

Total stockholders’ (deficit) equity	(25,412)	3,746

Total liabilities and stockholders’ (deficit) equity	$1,179,017	$1,309,637

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,

	2011	2010	2009

	(dollars in thousands, except per share data)
Interest income:
Loans	$45,502	$52,826	$56,739
Securities and other earning assets	2,005	2,395	3,071

Total interest income	47,507	55,221	59,810

Interest expense:
Deposits	15,663	20,826	24,873
Short-term borrowings	266	347	644
Long-term borrowings	3,396	4,210	7,181

Total interest expense	19,325	25,383	32,698

Net interest income	28,182	29,838	27,112
Provision for loan losses	14,330	17,790	11,660

Net interest income after provision for loan losses	13,852	12,048	15,452

Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	(305)	(445)	(3,307)
Less: Portion included in other comprehensive loss (pre-tax)	(533)	(804)	371

Net OTTI charges on AFS securities	(838)	(1,249)	(2,936)
Mortgage-banking revenue	13,595	16,950	16,112
ATM fees	3,046	3,038	3,072
Gain on debt exchange	—	958	—
Service fees on deposits	2,945	3,944	5,261
Gain on financial instruments carried at fair value	—	1,661	3,038
Gain on sale of AFS securities, net	758	54	420
Gain on disposal of premises and equipment	—	67	—
Commissions on sales of nondeposit investment products	437	496	540
Income from BOLI	1,291	1,415	1,377
Other	2,015	858	1,387

Total noninterest income	23,249	28,192	28,271

Noninterest expense:
Salaries and employee benefits	23,520	25,205	26,469
Occupancy	8,627	9,245	8,974
Furniture, fixtures, and equipment	1,735	2,334	2,941
Professional services	6,498	3,074	3,866
Advertising	663	633	915
Data processing	1,629	1,795	1,880
ATM servicing expenses	866	866	944
Write-downs, losses, and costs of real estate acquired through foreclosure	7,789	8,366	6,832
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	4,285	3,801	3,480
Service and maintenance	2,487	2,317	2,437
Corporate Insurance	1,595	1,230	1,035
Consulting fees	1,592	1,043	1,049
Loan collection expenses	875	785	1,394
Other	5,790	6,804	5,618

Total noninterest expense	67,951	67,498	67,834

Net loss from continuing operations before income taxes and discontinued operations	(30,850)	(27,258)	(24,111)
Income tax (benefit) expense - continuing operations	(606)	19,131	(10,887)

Net loss from continuing operations	(30,244)	(46,389)	(13,224)

Loss from discontinued operations	—	(200)	(9,060)

Net loss	$(30,244)	$(46,589)	$(22,284)

Net loss per common share from continuing operations:
Basic	$(1.62)	$(3.14)	$(2.05)

Diluted	$(1.62)	$(3.14)	$(2.05)

Net loss per common share from discontinued operations:
Basic	$—	$(0.01)	$(1.40)

Diluted	$—	$(0.01)	$(1.40)

Net loss per common share:
Basic	$(1.62)	$(3.15)	$(3.45)

Diluted	$(1.62)	$(3.15)	$(3.45)

See accompanying notes to Consolidated Financial Statements.

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	For the Years Ended December 31, 2011, 2010, and 2009

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Comprehensive Loss

	(dollars in thousands, except number of shares)
Balance at January 1, 2009	6,452,631	$323	$56,741	$(5,485)	$(5,564)	$46,015
Cumulative effect of accounting change	—	—	—	1,148	(1,148)	—
Net loss	—	—	—	(22,284)	—	(22,284)	$(22,284)
Changes in unrealized losses on AFS securities, net of taxes	—	—	—	—	2,511	2,511	2,511
Deconsolidation of Mariner Finance, LLC (“Mariner Finance”)	—	—	—	—	715	715	715

Comprehensive loss							$(19,058)

Stock-based compensation expense	—	—	30	—	—	30

Balance at December 31, 2009	6,452,631	323	56,771	(26,621)	(3,486)	26,987
Net loss	—	—	—	(46,589)	—	(46,589)	$(46,589)
Changes in unrealized losses on AFS securities, net of taxes	—	—	—	—	(127)	(127)	(127)

Comprehensive loss							$(46,716)

Common stock issued, net of costs	9,484,998	473	9,861	—	—	10,334
Stock-based compensation expense	—	—	29	—	—	29
Warrants issued, net of reduction in value	—	—	(137)	—	—	(137)
Debt exchange	1,830,873	92	12,626	—	—	12,718
Stock issued to Directors	281,615	14	517	—	—	531

Balance at December 31, 2010	18,050,117	902	79,667	(73,210)	(3,613)	3,746
Net loss	—	—	—	(30,244)	—	(30,244)	$(30,244)
Changes in unrealized losses on AFS securities, net of taxes	—	—	—	—	591	591	591

Comprehensive loss							$(29,653)

Common stock issued, net of costs	810,365	37	334	—	—	371
Stock-based compensation expense	—	—	5	—	—	5
Change in fair value of warrants	—	—	119	—	—	119

Balance at December 31, 2011	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2011	2010	2009

	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(30,244)	$(46,589)	$(22,284)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations	—	200	9,060
Stock-based compensation	5	29	30
Depreciation and amortization	3,229	3,851	4,632
Amortization (accretion) of unearned loan fees and costs, net	414	289	(54)
Amortization (accretion) of premiums and discounts on mortgage-backed securities, net	30	(20)	(9)
Gain on financial instruments carried at fair value	—	(1,661)	(3,038)
Origination fees and gain on sale of mortgage loans	(11,810)	(14,105)	(12,169)
Gain on debt exchange	—	(958)	—
Net OTTI charges on AFS securities	838	1,249	2,936
Gain on sale of AFS securities, net	(758)	(54)	(420)
(Increase) decrease in accrued interest receivable	(181)	1,116	137
Provision for loan losses	14,330	17,790	11,660
Write-downs and losses on sale of real estate acquired through foreclosure	6,976	6,333	6,261
Gain on disposal of premises and equipment	—	(67)	—
Increase in cash surrender value of BOLI	(1,291)	(1,415)	(1,377)
Originations of mortgage LHFS	(1,099,114)	(1,349,786)	(1,625,187)
Proceeds from mortgage LHFS	1,066,244	1,346,213	1,560,667
Deferred income taxes	609	28,086	(3,663)
Net increase (decrease) in accrued expenses and other liabilities	2,785	(636)	1,606
Net (increase) decrease in prepaids and other assets	(8,958)	4,397	(11,368)

Net cash used in operating activities	(56,896)	(5,738)	(82,580)

Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	79,352	43,236	(32,480)
Proceeds from sale of Mariner Finance	—	—	8,734
Repurchases of loans previously sold	(517)	(1,208)	(113)
Sales (purchases) of restricted stock investments	10	839	(868)
Purchases of premises and equipment	(448)	(2,208)	(689)
Proceeds from disposals of premises and equipment	9	811	31
Sales of trading securities	—	10,083	—
Maturities/calls/repayments of trading securities	—	735	2,374
Activity in AFS securities:
Maturities/calls/repayments	19,310	3,151	7,133
Sales	49,515	8,011	9,279
Purchases	(62,799)	(12,090)	(1,749)
Redemption of bank-owned life insurance	—	—	3,040
Additional funds disbursed on real estate acquired through foreclosure	(1,754)	—	—
Proceeds from sales of real estate acquired through foreclosure	8,802	15,733	10,912

Net cash provided investing activities	91,480	67,093	5,604

Cash flows from financing activities:
Net (decrease) increase in deposits	(107,129)	(24,616)	196,271
Net increase (decrease) in other borrowed funds	3,393	(2,815)	(12,931)
Net (costs of) proceeds from stock issuance	(20)	10,334	—

Net cash (used in) provided by financing activities	(103,756)	(17,097)	183,340

(Decrease) increase in cash and cash equivalents	(69,172)	44,258	106,364
Cash and cash equivalents at beginning of period	217,961	173,703	67,339

Cash and cash equivalents at end of period	$148,789	$217,961	$173,703

Supplemental information:
Interest paid on deposits and borrowed funds	$18,024	$25,515	$30,981

Real estate acquired through foreclosure	$18,699	$21,622	$19,809

Transfers of LHFS to loan portfolio	$2,031	$8,150	$14,808

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010, and 2009

(1)	Summary of Significant Accounting Policies

Organization, Basis of Presentation, and Use of Estimates

          First Mariner Bancorp (“First Mariner,” on a parent only basis and “we,” “our,” or “us” on a consolidated basis) is a bank holding company incorporated under the laws of the state of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally established as “MarylandsBank Corp.” in May 1994. MarylandsBank Corp.’s name was changed to “First Mariner Bancorp” in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the “Bank”) and prior to August 1, 2010, FM Appraisals, LLC (“FM Appraisals”). On August 1, 2010, FM Appraisals was pushed down as a subsidiary of the Bank. We sold our consumer finance company subsidiary, Mariner Finance, in December, 2009. We retain a 5% interest in the newly formed Mariner Finance entity.

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

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the “allowance”), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of securities AFS, valuations of financial instruments, and deferred income taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

          Cash and Cash Equivalents

          We consider all highly liquid securities with original maturities of three months or less to be cash equivalents. For reporting purposes, assets grouped in the Consolidated Statements of Financial Condition under the captions “Cash and due from banks” and “Federal funds sold and interest-bearing deposits” are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Federal funds sold and interest-bearing deposits have overnight maturities and are generally in excess of amounts that would be recoverable under FDIC insurance.

          Securities

          We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered AFS and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ (deficit) equity, net of tax effects, in accumulated other comprehensive loss.

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

          The initial indications of OTTI for both debt and equity securities are a decline in the market value below the amount recorded for a security and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components. Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss is recognized in earnings.

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

          LHFS

          Loans originated for sale prior to August 1, 2010 are carried at the lower of aggregate cost or market value (“LCM”) and subsequent to August 1, 2010, at fair value, as we selected the fair value option for accounting for LHFS. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statement of Operations.

          Loans Receivable

          Our loans receivable are stated at their principal balance outstanding, net of related deferred fees and costs.

          Loan income recognition

          Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Payments on nonaccrual loans are applied to principal. See additional information on loan impairment and nonaccrual status below.

          Nonaccrual status

          For smaller loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For larger loans and certain mortgage loans, management applies Financial Accounting Standards Board (“FASB”) guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward.

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

          Loan impairment

          We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans consist of nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”) (see information on TDRs below). We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value (“LTV”) ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans collectively for impairment.

          We identify impaired loans and measure impairment (1) at the present value of expected cash flows discounted at the loan’s effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it’s a TDR, for which we recognize an impairment loss through an allocated portion of the allowance for loan losses.

          When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreement.

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

          TDRs

          We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related now-modified loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, payment extensions, payment forbearance, and/or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. At the time that a loan is modified, we evaluate any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then set up as an allocated portion of the allowance.

          Loan Servicing

          We recognize as assets the rights to service mortgage loans for others (“MSRs”) based on their estimated fair value at the time of sale of the underlying mortgage loan. We account for MSRs in accordance with FASB guidance on accounting for the servicing of financial assets. Fair value is determined through a review of valuation assumptions that are supported by market and economic data collected from various outside sources.

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

          As of December 31, 2011, we no longer held any MSRs as we sold all of our MSRs to Next Generation Financial Services (“NGFS”) during 2011.

          Allowance for Loan Losses

          Our allowance for loan losses represents an estimated amount that, in management’s judgment, will be adequate to absorb probable incurred losses on existing loans. The allowance for loan losses consists of an allocated component and an unallocated component. We use a disciplined process and methodology to establish the allowance for losses each quarter. To determine the total allowance for loan losses, we estimate the reserves needed for each class of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. The allowance for loan losses consists of amounts applicable to: (1) the commercial loan portfolio; (2) the commercial mortgage loan portfolio; (3) the construction loan portfolios (both commercial and consumer); (4) the residential mortgage loan portfolio; (5) the home equity and second mortgage loan portfolio; and (6) the other consumer loan portfolio.

          To determine the balance of the allowance account, loans are pooled by portfolio class and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of that portfolio class. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

          We monitor differences between estimated and actual incurred loan losses utilizing charge-off history. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. We adjust the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense.

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

          Real Estate Acquired Through Foreclosure

          We record real estate acquired through foreclosure at the LCM on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

          Write-downs at the time of transfer are made through the allowance for loan losses. Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

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

          The Bank maintains an investment in capital stock of several bankers’ banks. Because no ready market exists for these stocks and they have no quoted market values, the Bank’s investment in these stocks is carried at cost.

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

          BOLI

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

          Borrowings

          Prior to December 31, 2010, we maintained certain of our long-term borrowings at fair value, with corresponding changes in fair values recorded in income. The determination of which borrowings were accounted for using the fair value option was made based upon interest rates and maturities and how those corresponded to the interest rates and maturities of assets accounted for using the fair value option. During 2010, those borrowings were refinanced with short-term borrowings which were not accounted for at fair value.

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

          We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2011 and 2010, we maintained a full valuation allowance against our deferred tax assets.

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

          Advertising

          We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $663,000, $633,000, and $915,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

          Derivatives and Hedging Activities

          We account for derivatives in accordance with FASB literature on accounting for derivative instruments and hedging activities. When we enter into the derivative contract, we designate a derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLC” or “IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, and rate or price.

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

          Due to the conditions and events discussed later in Note 11, there is doubt regarding our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios. Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 11 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios.

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

          In December 2009, we completed the sale of our consumer finance company subsidiary, Mariner Finance. In accordance with FASB guidance, the operating results of Mariner Finance, along with the loss recognized from the sale, are included in the Consolidated Statements of Operations as discontinued operations. Such discontinued operations are detailed as follows for the years ended December 31:

(dollars in thousands)	2010	2009

Interest income	$—	$24,262
Interest expense	—	(3,147)

Net interest income	—	21,115

Provision for loan losses	—	(4,865)
Noninterest income	—	4,467
Noninterest expenses	—	(17,332)

Net income before income taxes	—	3,385
Income tax expense	—	(1,335)

Net income	—	2,050

Loss on write-down of Mariner Finance to fair value	—	(9,485)
Write-off of deferred taxes related to Mariner Finance	(200)	(1,625)

Net loss on disposal of Mariner Finance	(200)	(11,110)

Net loss from discontinued operations	$(200)	$(9,060)

          The following table shows the net assets of Mariner Finance as of December 14, 2009, the date of the sale of Mariner Finance:

(dollars in thousands)

Cash and due from banks and interest-bearing deposits	$1,220
Loans receivable	109,983
Allowance for loan losses	(5,216)

Loans, net	104,767

Real estate acquired through foreclosure	360
Other assets	2,677

Total assets	109,024

Borrowings	83,792
Other liabilities	4,555

Total liabilities	88,347

Net assets of Mariner Finance	$20,677

(4)	Restrictions on Cash and Due From Banks

          The Bank is required by the Federal Reserve Board (“FRB”) to maintain certain cash reserve balances based principally on deposit liabilities. At both December 31, 2011 and 2010 the required reserve balance was $1.0 million. The Bank pledged $3.1 million in cash for exposure on debit card transactions as of both December 31, 2011 and 2010.

          At December 31, 2011, we had pledged $32.7 million in cash against certain borrowings.

(5)	Securities

          The composition of our securities portfolio is as follows at December 31:

	2011

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$1,834	$125	$—	$1,959
Trust preferred securities	13,420	103	3,255	10,268
U.S. government agency notes	8,507	11	—	8,518
U.S. Treasury securities	1,004	—	—	1,004
Equity securities - banks	189	6	44	151
Equity securities - mutual funds	750	32	—	782

	$25,704	$277	$3,299	$22,682

	2010

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$2,216	$109	$—	$2,325
Trust preferred securities	14,269	101	3,906	10,464
U.S. government agency notes	12,075	12	16	12,071
U.S. Treasury securities	1,000	1	—	1,001
Corporate obligations	913	97	—	1,010
Equity securities - banks	215	11	29	197
Equity securities - mutual funds	750	8	—	758

	$31,438	$339	$3,951	$27,826

          The amount of OTTI recorded as accumulated other comprehensive loss as of December 31, 2011 and 2010 was $533,000 and $804,000, respectively, on trust preferred securities.

          Contractual maturities of debt securities at December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,511	$6,519
Due after one year through five years	3,502	3,521
Due after five years through ten years	1,023	950
Due after ten years	11,895	8,800
Mortgage-backed securities	1,834	1,959

	$24,765	$21,749

          The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at December 31:

	2011

	Less than 12 months		12 months or more		Total

(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Trust preferred securities	$1,967	$66	$4,542	$3,189	$6,509	$3,255
Equity securities - banks	—	—	63	44	63	44

	$1,967	$66	$4,605	$3,233	$6,572	$3,299

	2010

	Less than 12 months		12 months or more		Total

(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Trust preferred securities	$340	$14	$5,722	$3,892	$6,062	$3,906
U.S. government agency notes	4,984	16	—	—	4,984	16
Equity securities - banks	—	—	105	29	105	29

	$5,324	$30	$5,827	$3,921	$11,151	$3,951

          For AFS securities, gross unrealized losses totaled $3.3 million as of December 31, 2011 and equaled 50.2% of the fair value of securities with unrealized losses as of that date. A total of 10 securities were in an unrealized loss position as of December 31, 2011, with the largest single unrealized loss in any one security totaling $1.8 million. Eight securities were in an unrealized loss position for twelve months or more.

          The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We consider the decline in value for four of these securities to be other than temporary and have recorded the credit-related portion of the impairment as net OTTI of $838,000, $1.2 million, and $2.9 million during 2011, 2010, and 2009, respectively.

          The following shows the activity in OTTI related to credit losses for the years ended December 31:

(dollars in thousands)	2011	2010	2009

Balance at beginning of year	$7,892	$6,643	$5,605
Reduction - cumulative effect of accounting change	—	—	(1,898)
Additional net OTTI recorded for credit losses	838	1,249	2,936

Balance at end of year	$8,730	$7,892	$6,643

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

          During 2011, 2010, and 2009, we recognized gross losses on the sale of AFS securities of $23,000, $420,000, and $20,000, respectively. During 2011, 2010, and 2009, we recognized gross gains on sale of AFS securities of $781,000, $474,000, and $440,000, respectively.

          At December 31, 2011, we held securities with an aggregate carrying value (fair value) of $16.9 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(6)	Loans Receivable (Financing Receivables) and Allowance for Loan Losses

          Loans receivable represent our only form of financing receivables and are summarized as follows at December 31:

(dollars in thousands)	2011	2010

Commercial	$47,518	$78,607
Commercial mortgage	331,943	349,691
Commercial construction	54,433	58,742
Consumer construction	16,456	31,107
Residential mortgage	121,071	144,194
Consumer	129,227	148,166

Total loans	700,648	810,507
Unearned loan fees, net	1,103	1,180

	$701,751	$811,687

          Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $184,000 and $186,000 as of December 31, 2011 and 2010, respectively.

Transferred Loans

          Information on the activity in transferred loans and related accretable yield is as follows for the years ended December 31:

	Loan Balance		Accretable Yield		Total

(dollars in thousands)	2011	2010	2011	2010	2011	2010

Beginning balance	$26,219	$24,575	$178	$423	$26,041	$24,152
Loans transferred	2,031	8,150	—	—	2,031	8,150
Loans moved to real estate acquired through foreclosure	(2,494)	(281)	—	(8)	(2,494)	(273)
Charge-offs	(742)	(2,810)	(31)	(45)	(711)	(2,765)
Sales/payments/amortization	(11,006)	(3,415)	119	(192)	(11,125)	(3,223)

Ending balance	$14,008	$26,219	$266	$178	$13,742	$26,041

          As of December 31, 2010, we maintained servicing on mortgage loans sold to the Federal National Mortgage Association (“FNMA”) of approximately $323.3 million. We sold our servicing rights to NGFS during the second quarter of 2011 in conjunction with the closing of that sales transaction in the third quarter of 2011.

          At December 31, 2011, we had pledged loans with a carrying value of $85.8 million as collateral for FHLB advances.

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

          To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That percentage is then applied to the current period loan balances to determine the required reserve. That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. In general, this impairment is included as part of the allocated allowance for loan losses for modified loans and is charged-off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

          The following tables presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

As of and for the year ended December 31, 2011:

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs	(5,484)	(3,335)	(730)	(43)	(2,720)	(2,868)	—	(15,180)
Recoveries	—	173	27	—	39	297	—	536

Net charge-offs	(5,484)	(3,162)	(703)	(43)	(2,681)	(2,571)	—	(14,644)

Provision for (reversal of) loan losses	7,961	2,631	459	(618)	2,360	2,786	(1,249)	14,330

Ending Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801

Ending balance - individually evaluated for impairment	$4	$57	$—	$—	$222	$—	$—	$283
Ending balance - collectively evaluated for impairment	2,764	1,954	1,809	156	2,489	2,632	1,714	13,518

	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801

Ending loan balance - individually evaluated for impairment	$4,965	$26,345	$11,066	$718	$18,020	$905		$62,019
Ending loan balance - collectively evaluated for impairment	47,877	300,185	43,283	15,562	103,099	129,726		639,732

	$52,842	$326,530	$54,349	$16,280	$121,119	$130,631		$701,751

As of and for the year ended December 31, 2010:

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639
Charge-offs	(1,979)	(1,395)	(4,252)	(804)	(3,757)	(3,787)	—	(15,974)
Recoveries	—	—	7	—	104	549	—	660

Net charge-offs	(1,979)	(1,395)	(4,245)	(804)	(3,653)	(3,238)	—	(15,314)

Provision for loan losses	1,453	601	4,651	1,328	4,623	4,773	361	17,790

Ending Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115

Ending balance - individually evaluated for impairment	$—	$88	$14	$—	$486	$—	$—	$588
Ending balance - collectively evaluated for impairment	291	2,454	2,039	817	2,546	2,417	2,963	13,527

	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115

Ending loan balance - individually evaluated for impairment	$1,501	$29,848	$13,273	$1,257	$25,024	$1,067		$71,970
Ending loan balance - collectively evaluated for impairment	77,300	319,563	45,491	29,535	119,185	148,643		739,717

	$78,801	$349,411	$58,764	$30,792	$144,209	$149,710		$811,687

As of and for the year ended December 31, 2009:

(dollars in thousands)	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

Beginning Balance	$824	$2,985	$2,702	$583	$1,576	$4,683	$3,424	$16,777
Charge-offs	(517)	(871)	(2,370)	(1,493)	(4,546)	(2,650)	—	(12,447)
Recoveries	—	4	—	—	46	231	—	281

Net charge-offs	(517)	(867)	(2,370)	(1,493)	(4,500)	(2,419)	—	(12,166)

Mariner Finance allowance	—	—	—	—	—	(4,632)	—	(4,632)
Provision for (reversal of) loan losses	510	1,218	1,315	1,203	4,986	3,250	(822)	11,660

Ending Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639

Ending balance - individually evaluated for impairment	$—	$51	$277	$—	$158	$247	$—	$733

Ending balance - collectively evaluated for impairment	817	3,285	1,370	293	1,904	635	2,602	10,906

	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639

Ending loan balance - individually evaluated for impairment	$3,385	$10,572	$15,867	$3,815	$13,857	$1,351		$48,847

Ending loan balance - collectively evaluated for impairment	74,249	329,222	83,623	43,564	162,302	149,144		842,104

	$77,634	$339,794	$99,490	$47,379	$176,159	$150,495		$890,951

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

High Credit Quality (“RR2”) – This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with an LTV ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition. No commercial construction loans may carry this rating at inception. At December 31, 2011 and 2010, none of our loans carried this risk rating.

Above Average Credit Quality (“RR3”) – This category includes business loans to publicly traded companies with a B rating or better, commercial construction loans with a contingent-free take-out or substantial pre-leasing (75% or more of leasable space) with an LTV ratio of 70% or less, residential construction loans with pre-sold units and an LTV ratio of 70% or less as long as sales are on a noncontingent basis and the overall project is progressing on schedule as originally determined, loans to individuals with liquid assets and strong net worth and the additional ability to service the debt from sources unrelated to the purpose of the credit extension, and monitored credits to borrowers of sound financial condition with approved advance rates providing adequate margin so that collateral can be easily liquidated within 90 days or less.

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

Doubtful (“RR9”) – Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At December 31, 2011 and 2010, none of our loans carried this risk rating.

Loss (“RR10”) – Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed nine months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off. At December 31, 2011 and 2010, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of December 31:

(dollars in thousands)	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total

	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

RR8	$5,672	$1,939	$26,677	$33,492	$17,105	$14,677	$—	$1,150	$49,454	$51,258
RR7	9,051	7,241	17,065	10,921	9,152	6,686	—	136	35,268	24,984
RR6	10,208	9,174	39,722	23,097	13,132	15,081	—	98	63,062	47,450
RR5	19,825	22,417	122,880	126,297	12,013	13,811	136	—	154,854	162,525
RR4	7,074	36,257	117,088	155,336	2,947	8,509	16,144	29,408	143,253	229,510
RR3	1,000	1,000	3,098	268	—	—	—	—	4,098	1,268
RR1	12	773	—	—	—	—	—	—	12	773

	$52,842	$78,801	$326,530	$349,411	$54,349	$58,764	$16,280	$30,792	$450,001	$517,768

          We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of December 31:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total

(dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Nonaccrual loans	$7,585	$11,877	$905	$946	$—	$—	$8,490	$12,823
Performing loans	113,534	132,332	108,539	119,874	21,187	28,890	243,260	281,096

	$121,119	$144,209	$109,444	$120,820	$21,187	$28,890	$251,750	$293,919

          The following tables show the aging of our loans receivable by class at December 31. Also included are loans that are 90 days or more past due as to interest and principal and still accruing (because they are well-secured and in the process of collection).

	2011

(dollars in thousands)	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

Commercial	$477	$—	$4,596	$5,073	$47,769	$52,842	$30
Commercial mortgage	12,630	4,116	18,227	34,973	291,557	326,530	1,272
Commercial construction	—	5,170	7,981	13,151	41,198	54,349	2,032
Consumer construction	306	—	956	1,262	15,018	16,280	238
Residential mortgage	6,266	—	10,085	16,351	104,768	121,119	2,500
Home equity and 2nd mortgage	3,203	251	1,142	4,596	104,848	109,444	237
Other consumer	283	137	7	427	20,760	21,187	7

	$23,165	$9,674	$42,994	$75,833	$625,918	$701,751	$6,316

	2010

(dollars in thousands)	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

Commercial	$1,626	$169	$1,501	$3,296	$75,505	$78,801	$—
Commercial mortgage	4,957	2,706	28,943	36,606	312,805	349,411	1,952
Commercial construction	—	—	8,237	8,237	50,527	58,764	250
Consumer construction	2,168	379	1,257	3,804	26,988	30,792	—
Residential mortgage	10,919	7,789	12,653	31,361	112,848	144,209	776
Home equity and 2nd mortgage	3,221	390	946	4,557	116,263	120,820	—
Other consumer	125	592	—	717	28,173	28,890	—

	$23,016	$12,025	$53,537	$88,578	$723,109	$811,687	$2,978

          Impaired loans include nonaccrual loans and TDRs. The following tables show the breakout of impaired loans by class at December 31:

	2011

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$4,804	$4,804	$—	$2,719	$155	$5,484
Commercial mortgage	$21,039	$21,039	$—	$20,966	$483	$3,207
Commercial construction	$11,066	$11,066	$—	$12,114	$67	$730
Consumer construction	$718	$718	$—	$842	$32	$43
Residential mortgage	$8,723	$8,723	$—	$10,066	$260	$1,780
Home equity & 2nd mortgage	$905	$905	$—	$913	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—
With a related allowance:
Commercial	157	161	4	63	2	—
Commercial mortgage	5,249	5,306	57	4,150	73	128
Commercial construction	—	—	—	266	—	—
Consumer construction	—	—	—	112	—	—
Residential mortgage	9,075	9,297	222	11,526	378	940
Home equity & 2nd mortgage	—	—	—	14	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,961	$4,965	$4	$2,782	$157	$5,484
Commercial mortgage	$26,288	$26,345	$57	$25,116	$556	$3,335
Commercial construction	$11,066	$11,066	$—	$12,380	$67	$730
Consumer construction	$718	$718	$—	$954	$32	$43
Residential mortgage	$17,798	$18,020	$222	$21,592	$638	$2,720
Home equity & 2nd mortgage	$905	$905	$—	$927	$18	$2,868
Consumer	$—	$—	$—	$134	$—	$—

	2010

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

With no related allowance:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$26,534	$26,534	$—	$17,437	$811	$1,232
Commercial construction	$12,814	$12,814	$—	$10,647	$310	$2,320
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$11,877	$11,877	$—	$11,973	$381	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$1,385	$15	$3,787
Other consumer	$—	$—	$—	$13	$—	$—
With a related allowance:
Commercial	—	—	—	—	—	—
Commercial mortgage	3,226	3,314	88	2,864	73	163
Commercial construction	445	459	14	2,567	18	1,932
Consumer construction	—	—	—	—	—	—
Residential mortgage	12,661	13,147	486	5,339	695	—
Home equity & 2nd mortgage	—	—	—	2,065	—	—
Other consumer	—	—	—	1	—	—
Total:
Commercial	$1,501	$1,501	$—	$2,069	$40	$1,979
Commercial mortgage	$29,760	$29,848	$88	$20,301	$884	$1,395
Commercial construction	$13,259	$13,273	$14	$13,214	$328	$4,252
Consumer construction	$1,257	$1,257	$—	$2,200	$35	$804
Residential mortgage	$24,538	$25,024	$486	$17,312	$1,076	$3,757
Home equity & 2nd mortgage	$1,067	$1,067	$—	$3,450	$15	$3,787
Consumer	$—	$—	$—	$14	$—	$—

          The following table shows loans on nonaccrual status by class as of December 31:

(dollars in thousands)	2011	2010

Commercial	$4,566	$1,501
Commercial mortgage	16,955	26,991
Commercial construction	5,949	7,987
Consumer construction	718	1,257
Residential mortgage	7,585	11,877
Home equity and 2nd mortgage	905	946

	$36,678	$50,559

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $2.2 million, $3.6 million, and $4.6 million in 2011, 2010, and 2009, respectively. The actual interest income recorded on those loans in 2011, 2010, and 2009 was approximately $827,000, $1.6 million, and $1.2 million, respectively.

          The following table shows the breakdown of loans we modified during the years ended December 31:

	2011			2010

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	4	$699	$424	—	$—	$—
Commercial mortgage	10	7,821	7,821	3	3,087	3,247
Commercial construction	—	—	—	6	5,177	5,177
Residential mortgage	1	566	579	17	11,027	11,066
Home equity and 2nd mortgage	—	—	—	10	1,148	1,148

	15	$9,086	$8,824	36	$20,439	$20,638

	2009

(dollars in thousands)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

Commercial	3	$3,135	$3,135
Commercial mortgage	5	2,777	2,777
Commercial construction	2	5,079	5,079
Residential mortgage	17	4,500	4,473

	27	$15,491	$15,464

          The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

          During the year ended December 31, 2011, we reduced the allowance for loan losses for TDRs by a total of $305,000 ($31,000 for commercial mortgage, $14,000 for commercial construction, and $264,000 for residential mortgage, partially offset by an increase of $4,000 for commercial). During the year ended December 31, 2010, the allowance for loan losses for TDRs was increased by approximately $145,000, primarily related to residential mortgage loans. Additionally, during the year ended December 31, 2011, we charged-off approximately $673,000 in residential mortgage TDRs and $130,000 in commercial mortgage TDRs and during the year ended December 31, 2010, we charged off approximately $366,000 in residential mortgage TDRs, $2.0 million in commercial construction TDRs, and $2.9 million in commercial TDRs.

          The following table shows modifications made during the years ended December 31, 2011, 2010, and 2009 that defaulted in the subsequent year:

	2011		2010		2009

(dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Commercial	—	$—	2	$2,850	—	$—
Residential mortgage	—	—	4	1,123	14	2,889

	—	$—	6	$3,973	14	$2,889

          Total TDRs as of December 31, 2011 and 2010 amounted to $27.8 million and $24.2 million, respectively, of which $2.5 million and $2.8 million, respectively, were also in nonaccrual status.

(7)          Premises and Equipment

          We own property and equipment as follows at December 31:

(dollars in thousands)	2011	2010

Land	$11,102	$11,102
Buildings and improvements	27,341	27,333
Leasehold improvements	9,299	9,294
Furniture, fixtures, automobiles, and equipment	26,132	25,803

Total, at cost	73,874	73,532
Less: accumulated depreciation and amortization	(35,596)	(32,464)

Net premises and equipment	$38,278	$41,068

         Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009 was $3.2 million, $3.9 million, and $4.6 million, respectively.

          We lease various branch and general office facilities to conduct our operations. The leases have remaining terms which range from a period of less than 1 year to 25 years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.

          The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $5.1 million, $5.5 million, and $4.6 million for 2011, 2010, and 2009, respectively.

          Our minimum lease payments due for each of the next five years are as follows:

(dollars in thousands)

2012	$4,374
2013	4,147
2014	4,029
2015	3,725
2016	2,589
Thereafter	4,422

$23,286

(8)       Deposits

          Deposits are summarized as follows at December 31:

	2011		2010

(dollars in thousands)	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate

Noncertificate:
NOW	$9,388	0.27%	$12,230	0.63%
Savings	54,977	0.19%	56,652	0.27%
Money market	121,738	0.56%	125,943	0.62%
Noninterest-bearing demand	100,303		103,450

Total noncertificate deposits	286,406		298,275

Certificates of deposit:
Original maturities:
Under 12 months	248,797	1.58%	201,285	1.83%
12 to 60 months	424,659	2.14%	556,390	2.56%
IRA and KEOGH	54,898	2.47%	65,939	2.93%

Total certificates of deposit	728,354		823,614

Total deposits	$1,014,760		$1,121,889

Time deposits mature as follows:

	2011		2010

(dollars in thousands)	Amount	% of Total	Amount	% of Total

Within 6 months	$237,682	32.6%	$224,268	27.2%
Over 6 months - 12 months	227,768	31.3%	215,235	26.1%
Over 12 months - 24 months	183,702	25.2%	258,186	31.4%
Over 24 months - 36 months	43,419	6.0%	88,220	10.7%
Over 36 months - 48 months	23,401	3.2%	14,770	1.8%
Over 48 months	12,382	1.7%	22,935	2.8%

	$728,354	100.0%	$823,614	100.0%

          The Bank offers certain certificate products that provide customers a “one-time” withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2011, certificates that permitted early withdrawal totaled $84.3 million.

          Certificates of deposit of $100,000 or more totaled $463.9 million and $477.7 million at December 31, 2011 and 2010, respectively.

          At December 31, 2011, we had pledged securities with an aggregate carrying value (fair value) of $3.0 million for certain customer and federal deposits.

(9)       Borrowings

          Our borrowings consist of short-term promissory notes, short-term and long-term advances from the FHLB, and a mortgage loan.

          The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily. As of December 31, 2011, our total available credit line with the FHLB was $139.8 million. Our outstanding balance at December 31, 2011 and 2010 was $111.0 million and $107.0 million, respectively.

          The mortgage loan on our former headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $17.6 million as of December 31, 2011.

          Certain information regarding our borrowings is as follows as of December 31:

(dollars in thousands)	2011	2010	2009

Amount outstanding at year-end:
FHLB short-term advances	$46,000	$82,000	$22,000
Short-term promissory notes	1,981	2,399	4,365
FHLB long-term advances	65,000	25,000	86,592
Mortgage loan	8,698	8,888	9,080
Weighted-average interest rate at year-end:
FHLB short-term advances	0.27%	0.51%	0.90%
Short-term promissory notes	0.56%	0.51%	0.73%
FHLB long-term advances	2.25%	4.00%	4.15%
Mortgage loan	5.58%	5.58%	5.58%
Maximum outstanding at any month-end:
FHLB short-term advances	$82,000	$82,000	$42,000
Short-term promissory notes	2,127	4,909	17,870
Consumer finance line of credit (1)	—	—	81,297
FHLB long-term advances	65,000	86,342	88,744
Mortgage loan	8,873	9,067	9,236
Average outstanding:
FHLB short-term advances	$64,025	$53,816	$31,014
Short-term promissory notes	1,781	2,751	11,316
Consumer finance line of credit (1)	—	—	79,422
FHLB long-term advances	42,822	53,684	88,005
Mortgage loan	8,800	8,984	9,158
Weighted-average interest rate during the year:
FHLB short-term advances	0.40%	0.62%	1.86%
Short-term promissory notes	0.56%	0.55%	0.59%
Consumer finance line of credit (1)	—	—	3.62%
FHLB long-term advances	2.94%	3.32%	4.30%
Mortgage loan	5.66%	5.66%	5.66%

(1) Indebtedness of Mariner Finance, which was sold in 2009

          $40.0 million of our long-term borrowings mature in 2014, $25.0 million mature in 2020, but are callable immediately at the option of the issuer, and the remaining $8.7 million mature in 2031.

          At December 31, 2011, we had pledged cash in the amount of $32.7 million, securities with an aggregate carrying value (fair value) of $1.9 million, and loans with a carrying value of $85.8 million as collateral for FHLB advances. We had also pledged securities with an aggregate carrying value (fair value) of $5.5 million as collateral for short-term promissory notes.

(10)      Junior Subordinated Deferrable Interest Debentures

          The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at both December 31, 2011 and 2010 (dollars in thousands):

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

          As of December 31, 2011, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II – 335 basis points; MCT III – 325 basis points; MCT IV – 305 basis points; MCT V – 310 basis points; MCT VI – 205 basis points; and MCT VII – 195 basis points.

          The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $1.6 million in 2011, $1.9 million in 2010, and $3.1 million in 2009. In 2009, we elected to defer interest payments on the debentures. This deferral is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period. The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

          The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital and the remaining portion may qualify as Tier II capital, with certain limitations. At December 31, 2011, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

          During 2010, we executed Exchange agreements (the “Exchanges”) with our former Chairman and Chief Executive Officer (“CEO”), Edwin F. Hale, Sr. and with an unaffiliated third party. The agreements exchanged trust preferred securities for shares of common stock and warrants of the Company. Upon completion of the Exchanges, the Company canceled the trust preferred securities and the related accrued interest on the securities in exchange for the common stock and warrants, eliminating the long-term debt. The transaction with the unaffiliated third party resulted in a gain of $571,000, net of taxes of $387,000.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average quarterly assets (“leverage”). As of December 31, 2011 and 2010, the Bank was “significantly undercapitalized” under the regulatory framework for prompt corrective action. Our regulatory capital amounts and ratios as of December 31, 2011 and 2010 were as follows:

			Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount
(dollars in thousands)		Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$(22,393)	(2.6)%	$68,242	8.0%	$85,302	10.0%
Bank	46,659	5.5%	68,243	8.0%	85,304	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(22,393)	(2.6)%	34,121	4.0%	51,181	6.0%
Bank	35,935	4.2%	34,122	4.0%	51,183	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(22,393)	(1.9)%	47,533	4.0%	59,416	5.0%
Bank	35,935	3.0%	47,468	4.0%	59,335	5.0%

As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$19,344	2.1%	$74,825	8.0%	$93,531	10.0%
Bank	75,277	8.0%	74,832	8.0%	93,540	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	9,672	1.0%	37,412	4.0%	56,119	6.0%
Bank	63,544	6.8%	37,416	4.0%	56,124	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	9,672	0.7%	53,780	4.0%	67,226	5.0%
Bank	63,544	4.7%	53,926	4.0%	67,407	5.0%

          The FDIC, through the Deposit Insurance Fund, insures deposits of accountholders up to $250,000, with the exception of noninterest-bearing transaction accounts, which are insured without limit through December 31, 2012. The Bank pays an annual premium to provide for this insurance.

          The Bank is a member of the FHLB System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, December 31, 2010, or December 31, 2011. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to agreements with the FRB (the “FRB Agreements”), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2011, those capital ratios were (1.9)%, (2.6)%, and (2.6)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Securities Purchase Agreement

          On April 19, 2011, the Company and the Bank entered into a securities purchase agreement with Priam Capital Fund I, LP, which was subsequently amended on September 21, 2011. For a description of the material terms of the securities purchase agreement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 25, 2011. For additional information on the terms of the amendment, see Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 7, 2011 and the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2011.

Liquidity

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $148.8 million at December 31, 2011, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $183.0 million at December 31, 2011, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 69.2% at December 31, 2011 and 72.4% at December 31, 2010.

(12)      Employee Benefit Plans

Profit Sharing Plan

          We established a defined contribution plan in 1997, covering our employees meeting certain age and service eligibility requirements. The Plan provides for cash deferrals qualifying under Section 401(k). The company-match contributions have been suspended since December 31, 2008.

Stock Options and Warrants

          We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

          We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) and warrants in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant. We recognized stock based compensation cost of $5,000, $29,000, and $30,000 for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, all compensation expense related to currently outstanding options and warrants has been recognized.

          During 2010, we issued warrants to purchase 366,174 shares of common stock in Exchange transactions with Mr. Hale, the Company’s former CEO, and with an unaffiliated third party (see additional information in Note 10). The warrants vested immediately upon issuance.

          As of December 31, 2011, all options and warrants to purchase shares of common stock were fully vested. All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

          Information with respect to stock options and warrants is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011				2010

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	930,228	$7.92			668,593	$12.20
Granted	—	—			366,174	1.15
Forfeited/cancelled	(94,000)	3.17			(104,539)	11.54

Outstanding at end of year	836,228	7.98	2.7	$—	930,228	7.92	3.4	$—

Exercisable at end of year	836,228	7.98	2.7	$—	928,228	7.93	3.4	$—

	2009

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	850,919	$12.09
Forfeited/cancelled	(182,326)	11.70

Outstanding at end of year	668,593	12.20	3.8	$—

Exercisable at end of year	664,593	12.34	3.7	$—

          The weighted average fair value of the warrants issued for the year ended December 31, 2010 was $0.74. There were no options granted or warrants issued in 2011 or 2009. The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the year ended December 31, 2010:

Dividend yield	—
Expected volatility	92.87%
Risk-free interest rate	2.60%
Expected lives	5 years

          There were no options or warrants exercised during 2011, 2010, or 2009.

          Options and warrants outstanding are summarized as follows at December 31, 2011:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)

$1.09	18,348	3.5
1.15	347,826	3.2
4.15	11,200	6.3
5.41	2,754	6.0
5.70	34,500	6.2
9.86	1,350	0.8
10.45	91,250	0.0
10.70	650	0.2
11.68	123,750	1.0
11.95	600	1.1
12.03	2,500	0.3
13.00	700	1.3
13.33	7,300	5.3
13.52	3,000	1.3
16.67	4,800	3.3
16.70	1,800	3.8
16.95	2,300	1.8
17.45	17,750	4.0
17.77	132,350	3.1
18.20	4,950	2.3
18.38	18,150	2.0
18.94	2,350	4.9
19.30	6,050	4.3

	836,228

(13)	Comprehensive Loss

          Comprehensive loss is defined as net loss plus transactions and other occurrences which are the result of nonowner changes in equity. Our nonowner equity changes are comprised of unrealized gains and losses on AFS securities that are accumulated with net loss in determining comprehensive loss.

          Components of our comprehensive loss are as follows for the years ended December 31:

(dollars in thousands)	2011	2010	2009

Net loss	$(30,244)	$(46,589)	$(22,284)

Other comprehensive income (loss) items:
Deconsolidation of Mariner Finance, net of tax expense of $0, $0, and $484, respectively	—	—	715
Unrealized holding gains (losses) on AFS securities arising during the period (net of tax expense (benefit) of $367, $(568), and $683, respectively)	543	(840)	1,010
Reclassification adjustment for net losses on AFS securities (net of tax benefit of $32, $482, and $1,016, respectively) included in net loss	48	713	1,501

Total other comprehensive income (loss)	591	(127)	3,226

Total comprehensive loss	$(29,653)	$(46,716)	$(19,058)

(14)	Loss Per Share

          Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed after adjusting the denominator of the basic loss per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the years ended December 31, 2011 and 2010, all options were antidilutive and excluded from the computations due to our realized net losses.

          Information relating to the calculations of our loss per common share is summarized as follows for the years ended December 31:

(dollars in thousands, except for per share data)	2011	2010	2009

Weighted-average share outstanding - basic and diluted	18,693,779	14,769,211	6,452,631

Net loss from continuing operations	$(30,244)	$(46,389)	$(13,224)
Net loss from discontinued operations	—	(200)	(9,060)

Net loss	$(30,244)	$(46,589)	$(22,284)

Basic and Diluted:
Net loss from continuing operations	$(1.62)	$(3.14)	$(2.05)
Net loss from discontinued operations	—	(0.01)	(1.40)

Net loss	$(1.62)	$(3.15)	$(3.45)

(15)	Other Expenses

The following summarizes our other noninterest expenses for the years ended December 31:

(dollars in thousands)	2011	2010	2009

Office supplies	$440	$468	$504
Printing	308	406	332
Marketing/promotion	755	951	286
Postage	699	558	763
Overnight delivery/courier	392	436	525
Security	230	270	259
Dues and subscriptions	378	407	490
Director fees	332	313	276
Employee education and training	57	94	161
Automobile expense	109	135	144
Travel and entertainment	237	173	332
Other	1,853	2,593	1,546

	$5,790	$6,804	$5,618

(16)	Income Taxes

          Our income tax (benefit) expense from continuing operations consists of the following for the years ended December 31:

(dollars in thousands)	2011	2010	2009

Current	$(3,017)	$(8,955)	$(7,224)
Deferred	2,411	28,086	(3,663)

Income tax (benefit) expense - continuing operations	$(606)	$19,131	$(10,887)

          The income tax (benefit) expense from continuing operations is reconciled to the amount computed by applying the federal corporate tax rate of 35% to the net loss before taxes and discontinued operations as follows for the years ended December 31:

	2011		2010		2009

(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Tax at statutory federal rate	$(10,798)	(35.0)%	$(9,540)	(35.0)%	$(8,439)	(35.0)%
State income taxes, net of federal income tax benefit	(1,711)	(5.5)%	(530)	(2.0)%	(1,381)	(5.7)%
Change in valuation allowance	11,368	36.8%	24,534	90.0%	—	—
Debt exchange	—	—	6,441	23.6%	—	—
BOLI	(452)	(1.5)%	(495)	(1.8)%	(482)	(2.0)%
Insurance income	27	0.1%	(72)	(0.3)%	(87)	(0.4)%
Federal and state income tax credits	(763)	(2.5)%	(768)	(2.8)%	(758)	(3.1)%
Other	1,723	5.6%	(439)	(1.6)%	260	1.0%

	$(606)	(2.0)%	$19,131	70.1%	$(10,887)	(45.2)%

          The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

(dollars in thousands)	2011	2010

Deferred tax assets:
Allowance for losses on loans	$5,607	$5,734
Amortization of intangible assets	55	68
Real estate acquired through foreclosure	3,434	1,824
State net operating loss carryforward	7,326	6,960
Federal net operating loss carryforward	22,924	13,633
OTTI	3,894	3,561
Nonaccrual interest	571	835
Depreciation	102	—
Other	84	31

Total gross deferred tax assets	43,997	32,646
Less: valuation allowance	(45,217)	(35,598)

Total deferred tax assets	(1,220)	(2,952)

Deferred tax liabilities:
Depreciation	—	147
Excess servicing fees	—	532

Total deferred tax liabilities	—	679

Net deferred tax asset attributable to operations	(1,220)	(3,631)
Unrealized loss on investments charged to other comprehensive loss	1,220	3,631

Net deferred tax assets	$—	$—

          During 2010, we established a valuation allowance for the full amount of our net deferred tax assets, which we maintained through 2011.

          The Bank has earned significant state tax incentives totaling $5.5 million through its participation in the One Maryland Economic Development (“One Maryland”) and Job Creation Tax Credit programs. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only and will be recognized as a reduction in our income tax expense. During 2011 and 2010, we utilized $606,000 and $600,000, respectively, in credits related to this incentive program. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

          The Bank has invested in a partnership that owns and manages seven affordable housing projects in the Mid-Atlantic area. Through its interest in the partnership, the Bank receives tax incentives in the form of Federal tax credits that can be used to offset current Federal income taxes. Tax credits associated with the limited partnership (assuming the 5% limited partnership interest currently owned by the Bank) is projected to total $1.6 million and will be available to the limited partners from January 2003 through December 2012. The annual tax credits anticipated to be available approximate $168,000. The Bank invested $1.5 million to obtain its 5% interest in the partnership in July of 2003. As a result of tax losses incurred in 2011 and 2010, annual credits of $168,000 were not realized in either year and were carried forward. Total credits utilized to date through December 31, 2011 amounted to $754,000.

          Our income tax returns are subject to review and examination by federal and state taxing authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2008 through 2010. The years open to examination by state taxing authorities vary by jurisdiction.

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

Financial Instruments Measured on a Recurring Basis

          The following tables present fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of and for the years ended December 31:

	2011

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

Securities:
Mortgage-backed securities	$1,959	$—	$1,959	$—	$—
Trust preferred securities	10,268	—	9,586	682	(838	)(1)
U.S. government agency notes	8,518	—	8,518	—	—
U.S. Treasury securities	1,004	—	1,004	—	—
Equity securities - banks	151	—	151	—	—
Equity securities - mutual funds	782	—	782	—	—

	$22,682	$—	$22,000	$682	$(838)

Warrants	$18	$—	$—	$18	$—
LHFS	182,992	—	182,992	—	4,164
IRLCs (notional amount of $138,075)	139,899	—	139,899	—	1,299
Forward contracts to sell mortgage-backed securities (notional amount of $102,250)	101,772	—	101,772	—	(7,527)

(1)	Represents net OTTI charges taken on certain Level 3 securities

	2010

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

Securities:
Mortgage-backed securities	$2,325	$—	$2,325	$—	$—
Trust preferred securities	10,464	—	9,477	987	(1,249	)(1)
U.S. government agency notes	12,071	—	12,071	—	—
U.S. Treasury securities	1,001	—	1,001	—	—
Corporate obligations	1,010	—	1,010	—	—
Equity securities - banks	197	—	197	—	—
Equity securities - mutual funds	758	—	758	—	—

	$27,826	$—	$26,839	$987	$(1,249)

Mortgage servicing rights	$1,309	$—	$—	$1,309	$(309)
Warrants	137	—	—	137	—
LHFS	140,343	—	140,343	—	(655)
IRLCs (notional amount of $71,228)	71,753	—	71,753	—	479
Forward contracts to sell mortgage-backed securities (notional amount of $125,500)	127,424	—	127,424	—	(3,288)

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

          As of December 31, 2011, $682,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

          The following table details the four Level 3 securities:

	Class	Remaining Par Value			Maturity	(2) Auction Call Date	(3) Index
			Current Rating/Outlook (1)
(dollars in thousands)			Moody’s	Fitch

ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Ca	D	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of December 31, 2011.
(2)

Under the terms of the offering, if the notes have not been redeemed in full prior to the indicated call date, then an auction of the collateral debt securities will be conducted and the collateral will be sold and the notes redeemed. If the auction is not successful, the collateral manager will conduct auctions on a quarterly basis until the rated notes are redeemed in full.

(3)

3/6ML - 3 or 6 Month LIBOR; LIBOR (London Interbank Offered Rate) - daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

          Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of December 31, 2011:

	Key Model Assumptions Used In Pricing

	Cumulative Default (1)	Deferrals Cured (2)	Credit MTM (3) (6)	Liquidity Premium (4)	Liquidity MTM Adj (5) (6)

ALESCO Preferred Funding VII	45.0%	2.0%	$ 39.88	12.00%	$ 32.66
ALESCO Preferred Funding XI	36.0%	3.5%	46.55	12.00%	37.75
MM Community Funding	72.0%	10.1%	7.87	12.00%	4.91
MM Community Funding IX	60.0%	8.9%	34.89	12.00%	30.84

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of December 31, 2011. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market (“MTM”) represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100

          Fair values were as follows at December 31:

	2011		2010

	Model Result (1)	Fair Value (in thousands)	Model Result (1)(2)	Fair Value (in thousands)

ALESCO Preferred Funding VII	$ 7.22	$ 72	$ 9.38	$ 94
ALESCO Preferred Funding XI	8.80	435	7.81	386
MM Community Funding	2.96	74	9.88	247
MM Community Funding IX	4.05	101	10.41	260

		$ 682		$ 987

(1)	Price per $100
(2)	Based on December 31, 2010 assumptions

          During the years ended December 31, 2011, 2010, and 2009, we determined that, based on our most recent estimate of cash flows at the time, OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $838,000, $1.2 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Mortgage Servicing Rights

          We calculate the fair value of MSRs by using a present value of future cash flows model.

          Fair value of servicing rights are estimated based on the future servicing income of the servicing receivables utilizing management’s best estimate of remaining loan lives and discounted at the original discount rate.

          A summary of the key economic assumptions used to measure total MSRs follows at December 31, 2010:

Fair value of MSRs (in thousands)	$1,309
Weighted-average life (in years) (1)	5.1
Discount rate	4.95%
Option-adjusted spread	2.75%

          (1) The majority of our MSRs are related to reverse mortgages for which there are no calculable contractual lives.

          We sold our MSRs to NGFS during the second quarter of 2011 in conjunction with the sale of NGFS during the third quarter of 2011.

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

Warrants

          As of December 31, 2011, certain warrants were classified as Level 3. See Note 12 for information related to the calculation of fair value of the warrants.

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

	2011			2010

(dollars in thousands)	Securities	MSRs	Warrants	Securities	MSRs	Warrants

Balance at beginning of year	$987	$1,309	$137	$1,432	$1,176	$—
Warrants issued	—	—	—	—	—	251
Originated MSRs	—	—	—	—	2	—
Increase in value due to changes in valuation assumptions	—	—	—	—	440	—
MSR amortization	—	(135)	—	—	(280)	—
Change in fair value included in additional paid-in capital	—	—	(119)	—	—	(114)
Total realized losses included in other comprehensive loss	(838)	—	—	(1,249)	(29)	—
Reduction due to transfer of servicing rights to NGFS	—	(1,174)	—	—	—	—
Total unrealized gains included in other comprehensive loss	533	—	—	804	—	—

Balance at end of year	$682	$—	$18	$987	$1,309	$137

          There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2011 or 2010.

Other Financial Instruments Measured on a Recurring Basis

LHFS

          LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

IRLCs

          We engage an experienced third party to estimate the fair market value of our IRLCs. IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

Forward Contracts to Sell Mortgage-Backed Securities

          Fair value of these commitments is determined based upon the quoted market values of the securities.

Financial Instruments Measured on a Nonrecurring Basis

          We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of LCM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the assets as of December 31:

	2011

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$62,019	$—	$—	$62,019
Real estate acquired through foreclosure	25,235	—	—	25,235

	2010

(dollars in thousands)	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$71,970	$—	$—	$71,970
Real estate acquired through foreclosure	21,185	—	—	21,185

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

          For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the loan loss allowance is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure or is paid off. Total impaired loans had a carrying value of $62.0 million and $72.0 million as of December 31, 2011 and December 31, 2010, respectively, with allocated reserves of $283,000 and $588,000 as of December 31, 2011 and December 31, 2010, respectively.

          Real Estate Acquired Through Foreclosure

          We record foreclosed real estate assets at the LCM on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $25.2 million as of December 31, 2011 and $21.2 million as of December 31, 2010. During 2011, we added $18.7 million, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $7.0 million. We disposed of $8.8 million of foreclosed properties.

All Financial Instruments

          The carrying value and estimated fair value of all financial instruments are summarized in the following table at December 31. The descriptions of the fair value calculations for securities AFS, MSRs, and warrants are included in the discussions above.

	2011		2010

(dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Cash and cash equivalents	$148,789	$148,789	$217,961	$217,961
Securities AFS	22,682	22,682	27,826	27,826
LHFS	182,992	182,992	140,343	140,343
Loans receivable	701,751	703,373	811,687	812,417
Restricted stock investments	7,085	7,085	7,095	7,095
MSRs	—	—	1,309	1,309
Liabilities:
Deposits	1,014,760	1,027,354	1,121,889	1,141,321
Long- and short-term borrowings	121,679	122,717	118,287	120,150
Junior subordinated deferrable interest debentures	52,068	36,902	52,068	32,060
Warrants	18	18	137	137
Off Balance Sheet Items:
IRLCs	139,899	139,899	71,753	71,753
Forward contracts to sell mortgage-backed securities	101,772	101,772	127,424	127,424

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

          Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2011 and 2010, we had commitments to originate first mortgage loans on real estate of approximately $138.1 million and $71.2 million, respectively, most of which were committed for sale in the secondary market.

          At December 31, 2011 and 2010, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $59.8 million and $64.8 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction, commercial, and consumer commitments aggregating approximately $44.1 million and $44.5 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

          Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity, and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

          Substantially all outstanding commitments at December 31, 2011 and 2010 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of nonperformance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

          Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2011 and 2010, letters of credit totaled $3.2 million and $3.5 million, respectively.

(19)	Derivatives and Hedging

          We maintain and account for derivatives, in the form of IRLCs and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

          At December 31, 2011, we had pledged securities with an aggregate carrying value (fair value) of $6.5 million as collateral for hedging activities.

          See Note 17 for carrying value and fair value information on our derivatives and hedges.

(20)	Related Party Transactions

          During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. During the years ended December 31, 2011, 2010, and 2009, transactions in related party loans were as follows:

(dollars in thousands)	2011	2010	2009

Beginning balance	$3,402	$2,528	$2,711
Additions	15	1,309	384
Repayments	(1,167)	(485)	(548)
Change in officers/directors	(244)	50	(19)

	$2,006	$3,402	$2,528

          Unused loan commitments to directors and policy making officers totaled $1.2 million as of December 31, 2011 and $641,000 as of December 31, 2010.

          We currently lease 84,000 square feet of a building that was previously owned by Edwin F. Hale, Sr., former CEO of the Company, for our executive offices and various operational departments. We paid $2.4 million in rent to Mr. Hale on this location in 2009. Mr. Hale sold the building to an unaffiliated third party in October 2009.

          The Bank sponsors the activities of the Baltimore Blast, a professional soccer team owned by Mr. Hale. The Bank paid approximately $175,000 in each of 2011, 2010, and 2009 for a sponsorship package which includes printed material and Bank banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights.

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

          Additionally, First Mariner Bank advertises on a billboard owned by Mr. Hale. The Bank paid $45,000, $98,000, and $35,000 in 2011, 2010, and 2009, respectively, for advertising on the billboard.

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

          The following table presents certain information regarding our business segments as of and for the years ended December 31:

	2011

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total

Interest income	$43,704	$3,803	$47,507
Interest expense	17,784	1,541	19,325

Net interest income	25,920	2,262	28,182
Provision for loan losses	14,330	—	14,330

Net interest income after provision for loan losses	11,590	2,262	13,852
Noninterest income	9,654	13,595	23,249
Noninterest expense	59,729	8,222	67,951
Net intersegment income	1,385	(1,385)	—

Net (loss) income before income taxes	$(37,100)	$6,250	$(30,850)

Total assets	$996,025	$182,992	$1,179,017

	2010

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total

Interest income	$50,465	$4,756	$55,221
Interest expense	22,832	2,551	25,383

Net interest income	27,633	2,205	29,838
Provision for loan losses	17,790	—	17,790

Net interest income after provision for loan losses	9,843	2,205	12,048
Noninterest income	11,242	16,950	28,192
Noninterest expense	58,895	8,603	67,498
Net intersegment income	2,367	(2,367)	—

Net (loss) income before income taxes	$(35,443)	$8,185	$(27,258)

Total assets	$1,169,294	$140,343	$1,309,637

	2009

(dollars in thousands)	Commercial and Consumer Banking	Mortgage- Banking	Total

Interest income	$54,730	$5,080	$59,810
Interest expense	29,048	3,650	32,698

Net interest income	25,682	1,430	27,112
Provision for loan losses	11,660	—	11,660

Net interest income after provision for loan losses	14,022	1,430	15,452
Noninterest income	12,158	16,113	28,271
Noninterest expense	57,032	10,802	67,834
Net intersegment income	2,190	(2,190)	—

Net (loss) income before income taxes	$(28,662)	$4,551	$(24,111)

Total assets	$1,262,466	$122,085	$1,384,551

(22)	Quarterly Results of Operations

          The following is a summary of unaudited quarterly results of operations for the years ended December 31:

		2011

	(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total

	Interest income	$11,990	$11,677	$11,652	$12,188	$47,507
	Interest expense	4,401	4,538	5,002	5,384	19,325

	Net interest income	7,589	7,139	6,650	6,804	28,182
	Provision for loan losses	2,750	5,000	5,780	800	14,330
	Other noninterest income	7,764	7,763	4,740	3,062	23,329
	Gain on sale of AFS securities, net	(23)	638	143	—	758
	Net OTTI charges	(20)	(681)	(137)	—	(838)
	Noninterest expenses	17,141	17,819	16,616	16,375	67,951

	Loss before income taxes	(4,581)	(7,960)	(11,000)	(7,309)	(30,850)
	Income tax benefit	(606)	—	—	—	(606)

	Net loss	$(3,975)	$(7,960)	$(11,000)	$(7,309)	$(30,244)

	Net loss per common share (basic and diluted)	$(0.21)	$(0.42)	$(0.59)	$(0.40)	$(1.62)

Market prices:	high	$0.30	$0.74	$0.81	$1.05
	low	0.05	0.16	0.23	0.39

		2010

	(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total

	Interest income	$13,745	$13,779	$13,492	$14,205	$55,221
	Interest expense	5,611	5,926	6,542	7,304	25,383

	Net interest income	8,134	7,853	6,950	6,901	29,838
	Provision for loan losses	1,500	9,750	4,350	2,190	17,790
	Other noninterest income	5,653	11,432	6,337	5,965	29,387
	Gain on sale of AFS securities, net	—	—	54	—	54
	Net OTTI charges	—	(816)	(310)	(123)	(1,249)
	Noninterest expenses	16,292	17,779	17,138	16,289	67,498

	Loss before income taxes	(4,005)	(9,060)	(8,457)	(5,736)	(27,258)
	Income tax expense (benefit)	29,879	(4,452)	(3,799)	(2,497)	19,131
	Loss from discontinued operations	—	—	—	(200)	(200)

	Net loss	$(33,884)	$(4,608)	$(4,658)	$(3,439)	$(46,589)

	Net loss per common share (basic and diluted)-continuing operations	$(2.10)	$(0.26)	$(0.28)	$(0.50)	$(3.14)

	Net income (loss) per common share (basic and diluted)-discontinued operations(1)	$0.02	$—	$—	$(0.03)	$(0.01)

	Net loss per common share (basic and diluted)	$(2.08)	$(0.26)	$(0.28)	$(0.53)	$(3.15)

Market prices:	high	$0.84	$1.03	$2.98	$1.51
	low	0.35	0.60	0.89	0.88

(1) Fourth quarter amount due to increase in average shares outstanding - not actual income.

(23)	Financial Information of Parent Company

          The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,

(dollars in thousands)	2011	2010

Assets:
Cash and interest-bearing deposits	$50	$1,773
AFS securities	151	197
Investment in subsidiaries	35,624	62,781
Other assets	506	576

Total assets	$36,331	$65,327

Liabilities and stockholders’ (deficit) equity:
Junior subordinated deferrable interest debentures	$52,068	$52,068
Other liabilities	9,675	9,513
Stockholders’ (deficit) equity	(25,412)	3,746

Total liabilities and stockholders’ (deficit) equity	$36,331	$65,327

Statements of Operations
	For the Years Ended December 31,

(dollars in thousands)	2011	2010	2009

Income:
Interest on AFS securities and interest-bearing deposits	$7	$10	$22
Interest on subordinated note	—	—	513
Interest on loans	—	—	269
Loss on AFS securities, including OTTI	(23)	—	(334)
Gain on debt exchange	—	958	—
Other income	1,678	1,080	1,313

Total income	1,662	2,048	1,783

Expenses:
Interest expense	1,639	1,915	3,127
Professional expenses	1,881	1,055	1,143
Other expenses	619	722	603

Total expenses	4,139	3,692	4,873

Loss before income tax benefit	(2,477)	(1,644)	(3,090)
Income tax benefit	—	(5,182)	(961)

(Loss) income before equity in undistributed net (loss) income of subsidiaries	(2,477)	3,538	(2,129)
Equity in undistributed net loss of subsidiaries - continuing operations	(27,767)	(49,927)	(11,095)
Loss from discontinued operations	—	(200)	(9,060)

Net loss	$(30,244)	$(46,589)	$(22,284)

Statements of Cash Flows

	For the Years Ended December 31,

(dollars in thousands)	2011	2010	2009

Cash flows from operating activities:
(Loss) income before equity in undistributed net (loss) income of subsidiaries	$(2,477)	$3,538	$(2,129)
Loss from discontinued operations	—	200	9,060
Gain on debt exchange	—	(958)	—
Loss on AFS securities, including OTTI	23	—	334
Decrease (increase) in other assets	74	260	(7,523)
Income from company-owned life insurance	—	—	(14)
Increase (decrease) in other liabilities	673	(753)	9,533

Net cash (used in) provided by operating activities	(1,707)	2,287	9,261

Cash flows from investing activities:
Investment in subsidiaries	—	(11,779)	(24,700)
Proceeds from sale of securities	4	—	—
Redemptions of company-owned life insurance	—	—	3,040
Proceeds from sale of Mariner Finance	—	—	8,734

Net cash provided by (used in) investing activities	4	(11,779)	(12,926)

Cash flows from financing activities:
Decrease in borrowed funds	—	(656)	—
(Costs of) proceeds from stock issuance, net	(20)	10,334	—

Net cash (used in) provided by financing activities	(20)	9,678	—

Net (decrease) increase in cash and cash equivalents	(1,723)	186	(3,665)
Cash and cash equivalents at beginning of year	1,773	1,587	5,252

Cash and cash equivalents at end of year	$50	$1,773	$1,587

(24)	Recent Accounting Pronouncements

Pronouncements Adopted

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

Pronouncements Issued

          In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively. In December 2011, the FASB deferred the effective date of certain provisions in the guidance related to the presentation of reclassification adjustments. No effective date has been announced. As the new guidance requires additional presentation only, there will be no impact to the Company’s consolidated results of operations or financial position.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A     CONTROLS AND PROCEDURES

          Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods provided in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the interim CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our interim CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our interim CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

          During the quarter ended December 31, 2011, Edwin F. Hale, Sr., the Company’s and the Bank’s former Chairman and CEO, retired effective December 22, 2011. Michael R. Watson, a current director of the Company and the Bank, was appointed interim Chairman of the Board of the Company and the Bank. Mark Keidel was appointed as the interim CEO (principal executive officer) of the Company and the Bank. We do not believe these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          During the quarter ended December 31, 2011, there were no additional changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2011. Management’s report on the Company’s internal control over financial reporting is set forth as follows:

Management’s Report On Internal Control Over Financial Reporting

          Management of First Mariner Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under management’s supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

          Management of the Company has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

          The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

/s/ Mark A. Keidel	/s/ Paul B. Susie

Mark A. Keidel	Paul B. Susie
Principal Executive Officer	Chief Financial Officer and Principal Accounting Officer

ITEM 9B     OTHER INFORMATION

          None.

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Term to Expire in 2012

Name	Age	Director Since

John J. Oliver, Jr	66	1997
Robert Caret	65	2006
Mark A. Keidel	50	2009

          John J. Oliver, Jr. has been the CEO and Publisher of the Afro-American Publishing, Co. since 1996.

          Mr. Oliver’s experience as CEO and Publisher of the Afro-American Publishing, Co. provides the Board valuable management level experience. In addition, Mr. Oliver’s continued involvement in community organizations and local political matters is a vital component of a well-rounded board.

          Robert Caret is the President of the University of Massachusetts. He was the President of Towson University from 2003-2011, the President of San Jose State University from 1995-2003, and Provost and Executive Vice President of Towson State University from 1991-1995. He is currently a member of the Board of Directors for CollegeBound Foundation and the Governor’s Workforce Investment Board. He is also on the Board of Governors and the American Flag Foundation Board of the Center Club of Baltimore.

          As the leader of a complex organization with hundreds of employees, Mr. Caret brings significant executive experience to board deliberations. Mr. Caret serves on the board of directors of several major area not-for-profit organizations and his extensive knowledge of community affairs helps to ensure that the Company is able to reach out to meet community needs where appropriate.

          Mark A. Keidel, was appointed as the principal executive officer of the Company and the Bank on an interim basis in December 2011. Mr. Keidel became President of the Bank in November 2011 and President and Chief Operating Officer of the Company and Chief Operating Officer of the Bank in May 2009. He joined the Bank as Executive Vice President and CFO in 2000. Prior to that, he served as the CFO of Carroll County Bank and Mason-Dixon Bancshares, Inc. Mason-Dixon Bancshares, Inc. was a $1.2 billion multibank holding company headquartered in Westminster, Maryland that was acquired by BB and T Corporation in 1999. Mr. Keidel passed the Maryland Certified Public Accountant examination in 1992 and graduated from the Bank Administration Institute Financial School in 1991.

          As a result of Mr. Keidel’s tenure with the Company and the Bank, he affords the Board the opportunity to utilize his deep knowledge of and insight into the institution, its market areas, and operational risks. Mr. Keidel provides expertise with regard to tax, financial, and accounting matters.

Term to Expire in 2013

Name	Age	Director Since

George H. Mantakos	70	1994
Michael R. Watson	69	1998
Hector Torres	60	2003
Gregory A. Devou	60	2008

          George H. Mantakos is an Executive Vice President of the Company. Mr. Mantakos previously served as President of the Company and President and CEO of the Bank. Prior thereto, Mr. Mantakos was a founder and organizer of MarylandsBank, FSB, the predecessor of the Bank.

          As a result of Mr. Mantakos’ tenure with the Company and the Bank, he affords the Board the opportunity to utilize his deep knowledge of and insight into the institution, its market areas, and operational risks.

          Michael R. Watson is the interim Chairman of the Board of the Company and the Bank. Mr. Watson is the President of the International Pilots Association and the former President of the American Pilots Association. Mr. Watson has served as a member of the Federal Reserve Board.

          Mr. Watson has extensive management level experience both inside and outside of the financial services industry. Such management experience in regulated industries has exposed Mr. Watson to many of the issues facing public companies today, particularly regulated entities, making Mr. Watson a valued component of a well-rounded board.

          Hector Torres is President of Prosaber Consulting, an Emergency Management Consulting Company. He was the former Executive Director of the Governor’s Commission on Hispanic Affairs. He was formerly the Battalion Chief and Public Information Officer of the Baltimore City Fire Department.

          Mr. Torres is an entrepreneur and is active in both the business and civic communities in the Baltimore area. Mr. Torres is one of the area’s most visible minority leaders.

          Gregory A. Devou is the Executive Vice President and Chief Marketing Officer for CareFirst Blue Cross BlueShield, a healthcare payor since 1996. Prior to that, Mr. Devou served for a year as CareFirst Senior Vice President for Corporate Marketing.

          Mr. Devou brings significant business and management level experience from a setting outside of the financial services industry. In addition, through his local business experience, Mr. Devou has gained significant local marketing knowledge, adding additional value to the board.

Term to Expire in 2014

Name	Age	Director Since

Barry B. Bondroff	63	1995
Patricia Schmoke, MD	58	1999
John Brown III	64	2002
Anirban Basu	43	2008

          Barry B. Bondroff became a partner in the certified public accounting firm of Gorfine, Schiller & Gardyn, P.A. on July 1, 2008. He was the former managing partner for the certified public accounting firm of Smart & Associates in Baltimore, MD. Prior to that, he was the managing officer of Grabush, Newman & Co., P.A., a certified public accounting firm, since 1982. Mr. Bondroff is a member of the American Institute of Certified Public Accountants and is a former member of the Board of Directors of Baltimore Bancorp. Mr. Bondroff is a member of the Board of Directors of Medifast, Inc. (NYSE: MED).

          Mr. Bondroff is a certified public accountant and has the financial background to qualify as an audit committee financial expert. Mr. Bondroff provides expertise with regard to tax, financial, and accounting matters.

          Patricia Schmoke, MD has been a practicing ophthalmologist since 1982. She is also the president of Metropolitan Eye Care Associates, providing eye care with Baltimore Medical System.

          Dr. Schmoke’s strong ties to the community, through her medical practice and involvement in civic and professional organizations, provides the Board with valuable insight regarding the local business and consumer environment.

          John Brown III is President of M.B.K. Enterprises, Inc. (R. J. Bentley’s Restaurant) and managing partner of the College Park Professional Office Building, LLC. Mr. Brown is also the former Chairman of the Maryland Stadium Authority.

          As President of M.B.K. Enterprises, Inc. and managing partner of the College Park Professional Office Building, LLC, Mr. Brown provides the Board with essential business and finance experience, as well as valuable leadership capability.

          Anirban Basu is the founder, Chairman, and CEO of Sage Policy Group, Inc., an economic and policy consulting firm in Baltimore, Maryland since 2004. He has a Bachelor of Science Degree from Georgetown University, and Master’s Degrees from Harvard University and The University of Maryland as well as a J.D. from the University of Maryland School of Law.

          As an entrepreneur and as Chairman and CEO of Sage Policy Group, Inc., Mr. Basu brings significant business and management level experience from a setting outside of the financial services industry. In addition, through his business and education experience, Mr. Basu has gained significant technological knowledge, adding additional value to the board.

Executive Officers Who Are Not Directors

          Paul B. Susie, age 45, has been the CFO and Principal Accounting Officer of the Bank since May 2009. Mr. Susie began his career as an accountant with Coopers and Lybrand (now PriceWaterHouseCoopers), a public accounting firm, and thereafter served in several senior financial positions, including as the Controller of Baltimore Marine Industries, which owned and operated a full-service shipyard, Vice President of Administration and Controller of Earthshell Corporation, a disposable packaging manufacturer, and Corporate Controller and later Chief Accounting Officer at Celsion Corporation, an oncology drug development company. A graduate of the University of Baltimore, Mr. Susie has over 21 years of experience in both public and corporate accounting. Mr. Susie passed the Maryland Certified Public Accountant examination in 1995.

Section 16(A) Beneficial Ownership Reporting Compliance

          The Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, are required to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of any securities of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of the Company’s directors, executive officers, and beneficial owners of greater than 10% of the Company’s Common Stock made all required filings during the fiscal year ended December 31, 2011.

Audit Committee

          The Company’s Audit Committee consists of Messrs. Watson, Bondroff, Brown, Caret, and Devou. The Board of Directors has determined that Mr. Bondroff qualifies as an “audit committee financial expert” under the rules of the SEC.

Code of Ethics

          We have a Code of Conduct and Ethics that applies to our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during a “blackout period;” (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders.

ITEM 11     EXECUTIVE COMPENSATION

Directors’ Compensation

          Directors who are not employees of the Company receive fees for their services and are reimbursed for expenses incurred in connection with their service as directors. Directors currently receive $1,000 for each Board meeting attended, $250 for each meeting of the Mortgage Oversight Committee, $250 for each meeting of the Investment Committee, $250 for attending the meeting of the Bank’s Loan Committee, which includes one outside director (Barry B. Bondroff), and $1,000 for each committee meeting other than those listed. The members of the Audit Committee currently receive $2,000 for each Audit Committee meeting attended. Directors receive no other compensation for attending meetings and receive no annual retainer. The following table provides information about the compensation paid to or earned by the Company’s directors during 2011 who are not named executive officers (as defined below).

          Information regarding directors who are not also named executive officers is presented in the Summary Compensation Table below:

Name	Fees Earned or Paid in Cash	Options Awarded (1)	Total

Anirban Basu	$23,250	$—	$23,250
Barry B. Bondroff	56,500	—	56,500
John Brown, III	46,250	—	46,250
Robert L. Caret	45,250	—	45,250
Gregory A. Devou	47,250	—	47,250
John J. Oliver, Jr.	19,250	—	19,250
Patricia L. Schmoke	13,250	—	13,250
Hector Torres	19,250	—	19,250
Michael R. Watson	44,250	—	44,250

(1)	The number of stock options outstanding for each director as of December 31, 2011, all of which are exercisable, are set forth in the table below:

Director	Stock Options

Anirban Basu	500
Barry B. Bondroff	11,550
John Brown, III	6,350
Robert L. Caret	1,950
Gregory A. Devou	600
John J. Oliver, Jr.	6,500
Patricia L. Schmoke	5,400
Hector Torres	4,100
Michael R. Watson	11,100

Executive Compensation

          The following table sets forth for the last two fiscal years the total remuneration for services in all capacities awarded to, earned by, or paid to (i) the two individuals who served as the Company’s principal executive officer during the year—Messrs. Keidel and Hale; (ii) the two other most highly compensated executive officers of the Company at December 31, 2011—Messrs. Mantakos and Susie; and (iii) an additional individual for whom disclosure would have been required but for the fact that he was not serving as an executive officer at year end – Mr. McKew. These five officers are referred to as the named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Options (2)	All Other Compensation		Total

Mark A. Keidel	2011	$235,000	—	—	9,436	(3)	244,436
President, Chief Operating	2010	235,000	—	—	9,247		244,247
Officer, and Principal Executive Officer of the Company

George H. Mantakos	2011	$247,500	—	—	17,064	(4)	264,564
Executive Vice President	2010	247,500	—	—	17,284		264,784

Paul B. Susie	2011	$150,000	—	—	6,240	(5)	156,240
CFO and Principal Accounting Officer	2010	150,000	—	—	6,258		156,258

Edwin F. Hale, Sr.(6)	2011	$510,741	—	—	21,486	(7)	532,227
Former Chairman of Board and CEO	2010	522,000	—	—	20,825		542,825

Daniel E. McKew(8)	2011	$241,041	—	—	5,573	(9)	246,614
Former President of the Bank	2010	69,677	—	—	1,820		71,497

(1)	Messrs. Mantakos and Keidel also serve on the Board of Directors of the Company and the Bank but receive no director’s fees for such service. Mr. Hale received no fees for his service as a director.
(2)

Reflects the aggregate grant date fair value for stock options granted during the year computed in accordance with FASB Accounting Standards Codification Topic 718 – Share Based Payment. See Note 12 to the audited Consolidated Financial Statements contained in Item 8 of Part II of this Annual Report on Form 10-K regarding assumptions underlying the valuation of stock options.

(3)

For Mr. Keidel in 2011: auto allowance—$6,000; imputed value of life insurance benefits under an endorsement split dollar arrangement—$828; and Company paid premiums for long-term care insurance—$2,608.

(4)

For Mr. Mantakos in 2011: auto allowance—$7,242; imputed value of life insurance benefits under an endorsement split dollar arrangement—$4,572; and Company paid premiums for long-term care insurance—$5,250.

(5)	For Mr. Susie in 2011: auto allowance—$6,000 and imputed value of life insurance benefits under an endorsement split dollar arrangement—$240.
(6)	Mr. Hale retired effective December 22, 2011.
(7)

For Mr. Hale in 2011: auto allowance—$2,381; imputed value of life insurance benefits under an endorsement split dollar arrangement—$4,572; Company paid premiums for long-term care insurance—$6,147; and security provided to Mr. Hale—$8,386.

(8)	Mr. McKew joined the Company on October 1, 2010 and resigned effective November 4, 2011.
(9)	For Mr. McKew in 2011: auto allowance—$5,067 and imputed value of life insurance benefits under an endorsement split dollar arrangement—$506.

Employment Arrangements and Agreements

          Each of the currently serving named executive officers of the Company is employed on an at-will basis and is entitled to an annual salary, to participate in the Company’s incentive and equity compensation programs, and to participate in retirement, fringe, and other benefits generally available to other officers and employees.

          The salaries scheduled to be paid in 2012 to the Company’s currently serving named executive officers are as follows: Mr. Keidel, $235,000; Mr. Mantakos, $247,500; and Mr. Susie, $150,000.

          The Compensation Committee determined not to institute a bonus plan for 2011 or to award any stock or options to the named executive officers for 2011. Otherwise, in addition to salaries to be paid in 2012, the currently serving named executive officers may also receive the types and amounts of compensation disclosed in the footnotes to the Summary Compensation Table.

          The following table shows outstanding stock options held by the named executive officers at December 31, 2011. All options were granted at the then existing market price for a term of 10 years. No stock awards were outstanding at December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END(1)

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Mark A. Keidel	7,500		$10.45	01/16/12
	12,500		11.68	01/15/13
	15,000		17.77	01/24/15
	6,000	—	5.70	03/25/18

George H. Mantakos	15,000		$10.45	01/16/12
	17,500		11.68	01/15/13
	22,500		17.77	01/24/15
	7,500	—	5.70	03/25/18

Paul B. Susie	—	—	$—	—

Edwin F. Hale, Sr	50,000		$10.45	01/16/12
	70,000		11.68	01/15/13
	60,000		17.77	01/24/15
	15,000	—	5.70	03/25/18

Daniel E. McKew	—	—	$—	—

(1)

All outstanding equity awards were issued under the Company’s 1996, 1998, and 2002 stock option plans and 2004 long-term incentive plan. All awards are fully vested at December 31, 2011 and any future awards would vest upon a change in control of the Company or the Bank.

No options were exercised by the named executive officers during 2011.

Potential Payments Upon Termination

          The Company has entered into Change in Control Agreements with Messrs. Mantakos and Keidel. The agreements provide for severance payments to these executives should a change in control occur and the executive experiences an involuntary loss of employment or a voluntary termination for “good reason” in connection with the change in control under the agreements. An executive has grounds to terminate his employment for “good reason” following a material reduction in the authority, responsibilities, duties, or scope of the executive’s position from those that existed before the change in control, a reduction in the executive’s salary from the rate that existed before the change in control, or a requirement that the executive relocate to an office that is more than 35 miles distant from the City of Baltimore. Under the agreements, Mr. Mantakos would be entitled to benefits equal to 2.99 times his base compensation and Mr. Keidel would be entitled to benefits equal to 2.00 times his base compensation. Base compensation means the sum of (i) the greater of (A) the executive’s annual salary computed at the annual rate in effect immediately before the change in control or (B) the amount paid to the executive during the 12-month period preceding the change in control plus (ii) the average bonus paid over the past three years under the Company’s short-term incentive program. Due to the fact that we’re under the September Order and the FRB Agreements (see “Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K), the Company and the Bank must apply for and receive the approval of the FRB and the FDIC in order to make payments under these agreements.

Retirement Savings

          The Company maintains a defined contribution plan, which was established in 1997. The plan covers the Company’s employees meeting a certain age and service eligibility requirements. The plan provides for cash deferrals qualifying under Section 401(k). Prior to 2009, the Company made matching contributions to the plan, consisting of a 50% matching for the first two percent contributed by the employee and 25% matching for the next four percent contributed by the employee. The matching contributions have been suspended since 2008.

Other Benefits

BOLI

          The Company also offers pre- and post-retirement life insurance benefits to three of the Named Executive Officers, Mr. Keidel, Mr. Mantakos, and Mr. Susie, in the form of a split dollar plan. In 2002, the Compensation Committee of the Bank recommended and approved a Group Term Carve Out Plan to provide pre- and post-retirement life insurance benefits to the senior officer group utilizing BOLI, which is insurance on the lives of those officers. Messrs. Keidel, Mantakos, and Susie are included within this group. Each BOLI policy is owned by the Bank, with a portion of the death benefit endorsed to the insured officer through a split dollar agreement. The pre-retirement current death benefits payable to the beneficiaries of Messrs. Keidel, Mantakos, and Susie is an amount equal to 2.00 times their base annual salaries during their employment up to a maximum of $300,000, less $50,000, which is the amount of life insurance coverage provided under the Bank’s group term life insurance plan. The post-retirement life insurance benefits for each of the Named Executive Officers whose employment terminates for any reason other than for cause is an amount equal to 1.00 times the final base salary up to $100,000, subject to a pre-determined vesting schedule of attaining the normal retirement age of 62 or having completed five years of service with the Bank. The imputed benefits received by each of the named executive officers are set forth in the footnotes to the “All Other Compensation” column of the Summary Compensation Table.

Long Term Care Insurance

          The Company has obtained long-term care insurance for two of the Named Executive Officers, Mr. Keidel and Mr. Mantakos. The benefit includes the payment by the Company of the annual premium for 10 years (provided the executive remains employed in good standing).

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

          The following table sets forth, as of March 1, 2012, certain information as to the common stock beneficially owned by each of the Company’s directors and by all executive officers and directors of the Company as a group. Other than Mr. Hale, the Company is not aware of any person or group that beneficially owned more than 5% of the common stock as of March 1, 2012.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Shares of Common Stock Outstanding(3)

Edwin F. Hale, Sr.(4)	2,226,518	11.39%
Directors and Executive Officers:
Barry B. Bondroff(5)	128,961	*
John Brown, III(6)	69,860	*
Robert Caret(7)	68,505	*
George H. Mantakos(8)	131,823	*
John J. Oliver, Jr.(9)	28,645	*
Patricia Schmoke, MD(10)	15,060	*
Hector Torres(11)	25,055	*
Michael R. Watson(12)	70,444	*
Anirban Basu(13)	33,093	*
Gregory A. Devou(14)	50,104	*
Mark A. Keidel(15)	84,877	*
Paul B. Susie	—	*
All directors, executive officers, and beneficial owners as a group (13 persons) (16)	2,932,945	15.00%

*	Less than 1%.
(1)	All executive officers and directors of the Company have the Company’s address: 1501 S. Clinton Street, Baltimore, Maryland 21224.
(2)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 1, 2012. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares.

(3)

Based on 18,860,482 shares outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days after March 1, 2012 by the exercise of stock options and warrants.

(4)	Based solely on a Schedule 13D/A filed by Mr. Hale on December 30, 2011. Includes 542,826 shares issuable on the exercise of stock options and warrants.
(5)	Includes 39,242 shares in his Individual Retirement Account, and 10,450 shares held jointly with his wife, and options to purchase 11,550 shares.
(6)	Includes options to purchase 6,350 shares.
(7)	Includes options to purchase 1,950 shares.
(8)	Includes 34,900 shares held in his Individual Retirement Account, 11,650 held jointly with his wife, and options to purchase 62,500 shares.
(9)	Includes options to purchase 6,500 shares.
(10)	Includes options to purchase 5,400 shares.
(11)	Includes options to purchase 4,100 shares.
(12)	Includes 1,435 shares held jointly with his wife and options to purchase 11,100 shares.
(13)	Includes options to purchase 500 shares.
(14)	Includes options to purchase 600 shares.
(15)	Includes options to purchase 41,000 shares.
(16)	Includes options and warrants to purchase 694,376 shares.

          The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled “Equity Compensation Plan Information” contained in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

          The Board of Directors has determined that all of its members are independent under the listing standards of The NASDAQ Stock Market, except for the management directors, Mark A. Keidel and George H. Mantakos, who are each executive officers of the Company. Edwin F. Hale, Sr., the former Chairman and CEO of the Company, was a management director and therefore, not deemed independent under the listing standards of the The NASDAQ Stock Market. In determining the independence of its directors, the Board of Directors considered transactions, relationships, and arrangements between the Company and its directors that are not required to be disclosed under the heading “Transactions with Certain Related Persons,” including loans or lines of credit that the Bank has directly or indirectly made to Directors Basu, Bondroff, Brown, Caret, Devou, Keidel, Mantakos, Schmoke, and Torres.

Certain Relationships and Related Transactions

          The information required by this item with respect to related party transactions is incorporated herein by reference to Note 20 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

          All loans to related parties were made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and did not involve more than the normal risk of collectability or present other unfavorable features. None of the loans made to our directors, executive officers, or other related parties are in nonaccrual status, past-due, or have been restructured.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approval of Services by the Independent Auditor

          The Audit Committee’s policy is to pre-approve all audit and nonaudit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. No fees were paid to the independent registered public accounting firm pursuant to the de minimis exception to the foregoing pre-approval policy.

          During the year ended December 31, 2011, 100% of the Audit Related Fees, Tax Fees, and All Other Fees set forth above were approved by the Audit Committee.

Audit and NonAudit Fees

          The following table shows the fees paid or accrued by the Company for the audit and other services provided by Stegman & Company in 2011 and 2010:

Services Performed	2011	2010

Audit fees	$178,000	$190,500
Audit-related fees (1)	38,000	27,500
Tax fees (2)	24,250	21,500
All other fees	—	—

Total fees	$240,250	$239,500

(1)

Audit-related fees are fees for services performed by Stegman & Company that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes auditing the Company’s 401(k) plan and review of various registration statements.

(2)	Tax fees are fees for professional services performed by Stegman & Company with respect to tax compliance, tax preparation, tax advice, and tax planning in 2011 and 2010.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009

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

First Mariner Bancorp

Date: March 30, 2012	By:	/s/ Mark A. Keidel

Mark A. Keidel
Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 30th day of March, 2012.

/s/ mark A. keidel	/s/ Paul B. Susie

Mark A. Keidel, Principal Executive Officer	Paul B. Susie, Chief Financial Officer and
And Director	Principal Accounting Officer

/s/ Michael R. Watson	/s/ Gregory Allen Devou

Michael R. Watson, Interim Chairman and Director	Gregory Allen Devou, Director

/s/ Anirban Basu	/s/ George H. Mantakos

Anirban Basu, Director	George H. Mantakos, Director

/s/ Barry B. Bondroff	/s/ John J. Oliver

Barry B. Bondroff, Director	John J. Oliver, Director

/s/ John Brown III	/s/ Patricia Schmoke

John Brown III, Director	Patricia Schmoke, Director

/s/ Robert caret	/s/ Hector Torres

Robert Caret, Director	Hector Torres, Director

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2, as amended, file no. 333-16011 (the “1996 Registration Statement”))

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, file number 333-163560).

3.3	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of First Mariner’s Form 10-Q for the quarter ended March 31, 2011)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 of First Mariner’s Form-SB filed on November 13, 1996, as amended)
4.2	Form of Rights Certificate (Incorporated by reference to Exhibit 4.2 of First Mariner’s Pre-Effective Amendment Number 2 to Form S-1, file no. 333-163560, filed on February 10, 2010)
4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long- term debt instruments of the registrant and its consolidated subsidiaries.
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	1998 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333- 53789-01)
10.4	Employee Stock Purchase Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)
10.5	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner’s Definitive Proxy Statement filed on April 5, 2002)
10.6

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and George H. Mantakos (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.7

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.8

Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended March 31, 2003.)

10.9	First Mariner Bancorp 2004 Long-Term Incentive Plan, as amended (Incorporated by reference to Appendix A to First Mariner’s Definitive Proxy Statement filed on January 13, 2010)
10.10	First Mariner Bancorp 2003 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to First Mariner’s Definitive Proxy Statement filed on April 1, 2004)
10.11

Purchase and Sale Agreement dated October 20, 2004 among First Mariner Bancorp, Canton Crossing LLC and Hale Canton, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 22, 2004)

10.12	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
10.13	Form of Incentive Stock Option Award Agreement under the 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 31, 2005)
10.14	Lease Agreement dated May 12, 2005 between First Mariner Bancorp and Hale Properties, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2005.)

10.15

First Amendment to Lease Agreement dated November 15, 2005 between First Mariner Bancorp and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8- K filed on November 18, 2005)

10.16	Description of Board Fees (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2008)
10.17	Description of 2006 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2006)
10.18	Lease Agreement dated January 8, 2007 between First Mariner Bank and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2007)
10.19	Description of 2007 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2007)
10.20	Description of 2008 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2008)
10.21

Stipulation and Consent to the Issuance of an Order to Cease and Desist, Order for Restitution, and Order to Pay (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2009)

10.22	Order to Cease and Desist, Order for Restitution, and Order to Pay (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2009)
10.23	Order to Cease and Desist entered September 18, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2009)
10.24

Written Agreement by and between First Mariner Bancorp and the Federal Reserve Bank of Richmond, effective November 24, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 27, 2009)

10.25

Securities Purchase Agreement, dated April 19, 2011, by and among First Mariner Bancorp, First Mariner Bank and Priam Capital Fund I, LP, together with the Form of Articles Supplementary to the Company’s Charter setting forth the terms of the Series A Preferred Stock, Form of Warrant, Form of Registration Rights Agreement, and term sheet for post-closing arrangements with Mr. Hale (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 25, 2011)

10.26

Amendment to Securities Purchase Agreement, dated September 21, 2011, by and among First Mariner Bancorp, First Mariner Bank and Priam Capital Fund I, LP (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 7, 2011)

10.27	Executive Separation Agreement by and between First Mariner Bank and Daniel McKew (Filed herewith)
21.1	Subsidiaries of Registrant (Filed herewith)
23.1	Consent of Stegman & Company (Filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.0*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes on Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) related notes.

*	Furnished, not filed.