Form 10-Q
period 2012-03-31
FIRST MARINER BANCORP
filed 2012-05-15
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

          The number of shares of common stock outstanding as of May 4, 2012 is 18,860,482 shares.

FIRST MARINER BANCORP AND SUBSIDIARY
CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Some of our statements contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•

the strength of the United States economy in general, the strength of the local economies in which we conduct operations, and the effects of future economic conditions, including inflation, recession, or a continuing decrease in real estate values;

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

•	costs and potential disruption or interruption of operations due to cyber security incidents;

•	a decline in demand for our products and services;

•	an inability to attract and retain deposits;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	changes in consumer spending and savings habits;

•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;

•	our ability to effectively manage market risk, credit risk, and operational risk;

•	unanticipated regulatory or judicial proceedings;

•	the success and timing of our business strategies and our ability to effectively carry out our business and capital plans;

•	our ability to continue to operate as a going concern;

•	our ability to realize the benefits from our cost saving initiatives;

•	our ability to meet our interest payment obligations on our junior subordinated deferrable interest debentures upon expiration of the deferral period in 2013;

•	an ability to raise sufficient capital to comply with the requirements of our regulators and for continued support of operations;

•	the imposition of additional enforcement actions by bank regulatory authorities upon First Mariner Bank or First Mariner Bancorp;

•	our ability to successfully implement our plan to reduce First Mariner Bank’s risk exposure to problem assets;

•	the failure of assumptions underlying the establishment of our allowance for loan losses that may prove to be materially incorrect or may not be borne out by subsequent events;

•	increased loan delinquencies and/or an escalation in problem assets and foreclosures;

•

a reduction in the value of the collateral for loans made by us, especially real estate, which, in turn would likely reduce our customers’ borrowing power and the value of assets and collateral associated with our existing loans;

•	a reduction in the value of certain assets held by us;

•	our ability to successfully implement our liquidity contingency plan and meet our liquidity needs;

•	our ability to satisfy all closing conditions under the Purchase Agreement and related amendment with Priam and under the securities purchase agreement;

•	the risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 2011.

          All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A in Part II of this Quarterly Report on Form 10-Q and in Item 1A in Part I of our Annual Report on Form 10-K as of and for the year ended December 31, 2011. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011

	(unaudited)
ASSETS
Cash and due from banks	$121,294	$104,204
Federal funds sold and interest-bearing deposits	42,259	44,585
Securities available for sale (“AFS”), at fair value	22,841	22,682
Loans held for sale (“LHFS”), at fair value	188,462	182,992
Loans receivable	680,498	701,751
Allowance for loan losses	(13,521)	(13,801)

Loans, net	666,977	687,950
Real estate acquired through foreclosure	25,531	25,235
Restricted stock investments	7,085	7,085
Premises and equipment, net	37,637	38,278
Accrued interest receivable	3,861	4,025
Bank-owned life insurance (“BOLI”)	37,771	37,478
Prepaid expenses and other assets	25,473	24,503

Total assets	$1,179,191	$1,179,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$103,160	$100,303
Interest-bearing	910,081	914,457

Total deposits	1,013,241	1,014,760
Short-term borrowings	47,717	47,981
Long-term borrowings	73,664	73,698
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities (of which, $119 and $18 are at fair value, respectively)	15,476	15,922

Total liabilities	1,202,166	1,204,429

Stockholders’ deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 shares issued and outstanding at both March 31, 2012 and December 31, 2011	939	939
Additional paid-in capital	80,019	80,125
Retained deficit	(101,634)	(103,454)
Accumulated other comprehensive loss	(2,299)	(3,022)

Total stockholders’ deficit	(22,975)	(25,412)

Total liabilities and stockholders’ deficit	$1,179,191	$1,179,017

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended March 31,

	2012	2011

	(unaudited)
Interest income:
Loans	$11,283	$11,698
Investments and other earning assets	336	490

Total interest income	11,619	12,188

Interest expense:
Deposits	3,088	4,503
Short-term borrowings	33	103
Long-term borrowings	932	778

Total interest expense	4,053	5,384

Net interest income	7,566	6,804
Provision for loan losses	1,000	800

Net interest income after provision for loan losses	6,566	6,004

Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	38	—
Less: Portion included in other comprehensive income (pre-tax)	(498)	—

Net OTTI charges on AFS securities	(460)	—
Mortgage-banking revenue	8,950	935
ATM fees	718	771
Service fees on deposits	680	735
Loss on disposal of premises and equipment	(93)	—
Commissions on sales of nondeposit investment products	62	118
Income from BOLI	293	335
Other	229	168

Total noninterest income	10,379	3,062

Noninterest expense:
Salaries and employee benefits	5,779	6,270
Occupancy	2,222	2,176
Furniture, fixtures, and equipment	362	485
Professional services	373	1,164
Advertising	188	136
Data processing	432	455
ATM servicing expenses	226	208
Write-downs, losses, and costs of real estate acquired through foreclosure	1,274	1,759
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	1,048	973
Service and maintenance	591	652
Corporate Insurance	473	368
Consulting fees	608	315
Loan collection expenses	51	153
Other	1,703	1,261

Total noninterest expense	15,330	16,375

Net income (loss) before income taxes	1,615	(7,309)
Income tax benefit	(205)	—

Net income (loss)	$1,820	$(7,309)

Net income (loss) per common share - basic and diluted	$0.10	$(0.40)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Three Months Ended March 31,

	2012	2011

	(unaudited)
Net income (loss)	$1,820	$(7,309)
Other comprehensive income items:
Unrealized holding gains on securities arising during the period (net of tax expense of $304 and $73, respectively)	449	108
Reclassification adjustment for net losses on securities (net of tax benefit of $186 and $0, respectively) included in net income	274	—

Total other comprehensive income	723	108

Total comprehensive income (loss)	$2,543	$(7,201)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(dollars in thousands except per share data)

	Three Months Ended March 31, 2012 (unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit

Balance at December 31, 2011	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)
Net income	—	—	—	1,820	—	1,820
Costs of common stock issued, net	—	—	(5)	—	—	(5)
Change in fair value of warrants	—	—	(101)	—	—	(101)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	723	723

Balance at March 31, 2012	18,860,482	$939	$80,019	$(101,634)	$(2,299)	$(22,975)

	Three Months Ended March 31, 2011 (unaudited)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit

Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746
Net loss	—	—	—	(7,309)	—	(7,309)
Common stock issued, net of costs	482,812	21	210	—	—	231
Stock-based compensation expense	—	—	5	—	—	5
Change in fair value of warrants	—	—	(129)	—	—	(129)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	108	108

Balance at March 31, 2011	18,532,929	$923	$79,753	$(80,519)	$(3,505)	$(3,348)

See accompanying notes to the consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,

	2012	2011

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,820	$(7,309)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	728	852
Amortization of unearned loan fees and costs, net	133	87
Amortization of discounts on mortgage-backed securities, net	1	1
Origination fees and gains on sale of mortgage loans	(8,255)	(745)
Net OTTI charges on AFS securities	460	—
Decrease (increase) in accrued interest receivable	164	(42)
Provision for loan losses	1,000	800
Write-downs and losses on sale of real estate acquired through foreclosure	756	1,669
Loss on disposal of premises and equipment	93	—
Increase in cash surrender value of BOLI	(293)	(335)
Originations of mortgage LHFS	(460,375)	(118,872)
Proceeds from sales of mortgage LHFS	463,044	212,605
Net (decrease) increase in accrued expenses and other liabilities	(548)	399
Net (increase) decrease in prepaids and other assets	(1,460)	42

Net cash (used in) provided by operating activities	(2,732)	89,152

Cash flows from investing activities:
Loan principal repayments, net	17,401	34,174
Repurchase of loans previously sold	—	(400)
Purchases of premises and equipment	(180)	(145)
Activity in AFS securities:
Maturities/calls/repayments	3,587	2,644
Purchases	(2,994)	(34,026)
Proceeds from sales of real estate acquired through foreclosure	1,504	810

Net cash provided investing activities	19,318	3,057

Cash flows from financing activities:
Net decrease in deposits	(1,519)	(36,513)
Net decrease in other borrowed funds	(298)	(306)
Net costs of stock issuance	(5)	—

Net cash used in financing activities	(1,822)	(36,819)

Increase in cash and cash equivalents	14,764	55,390
Cash and cash equivalents at beginning of period	148,789	217,961

Cash and cash equivalents at end of period	$163,553	$273,351

Supplemental information:
Interest paid on deposits and borrowed funds	$3,655	$5,052

Real estate acquired in satisfaction of loans	$2,555	$9,611

Transfers of LHFS to loan portfolio	$116	$—

See accompanying notes to the consolidated financial statements

First Mariner Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the three months
ended March 31, 2012 and 2011 is unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. When used in these notes, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary.

          The consolidated financial statements include the accounts of First Mariner and its wholly owned subsidiary, 1st Mariner Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Events occurring after the date of the financial statements were considered in the preparation of the financial statements. Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2012.

          The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

          The preparation of the financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the “allowance”), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of AFS securities, valuations of financial instruments, and deferred income taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.

(2)	Going Concern Consideration

          Due to the conditions and events discussed later in Note 5, there is doubt regarding our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios. Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 5 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios.

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

(3)	Securities

          The composition of our securities portfolio (all AFS) is as follows:

	March 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(dollars in thousands)
Mortgage-backed securities	$1,825	$123	$—	$1,948
Trust preferred securities	12,879	118	2,569	10,428
U.S. government agency notes	8,499	6	3	8,502
U.S. Treasury securities	999	—	—	999
Equity securities - banks	206	9	31	184
Equity securities - mutual funds	750	30	—	780

	$25,158	$286	$2,603	$22,841

	December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(dollars in thousands)
Mortgage-backed securities	$1,834	$125	$—	$1,959
Trust preferred securities	13,420	103	3,255	10,268
U.S. government agency notes	8,507	11	—	8,518
U.S. Treasury securities	1,004	—	—	1,004
Equity securities - banks	189	6	44	151
Equity securities - mutual funds	750	32	—	782

	$25,704	$277	$3,299	$22,682

          The amount of OTTI recorded as accumulated other comprehensive loss for the three months ended March 31, 2012 was $498,000 on trust preferred securities. We did not record any OTTI for the three months ended March 31, 2011.

          Contractual maturities of debt securities at March 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(dollars in thousands)
Due in one year or less	$4,503	$4,506
Due after one year through five years	5,496	5,513
Due after five years through ten years	1,022	1,010
Due after ten years	11,356	8,900
Mortgage-backed securities	1,825	1,948

	$24,202	$21,877

          The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities:

	March 31, 2012

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(dollars in thousands)
Trust preferred securities	$1,002	$30	$4,730	$2,539	$5,732	$2,569
U.S. government agency notes	1,992	3	—	—	1,992	3
Equity securities - banks	—	—	94	31	94	31

	$2,994	$33	$4,824	$2,570	$7,818	$2,603

	December 31, 2011

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(dollars in thousands)
Trust preferred securities	$1,967	$66	$4,542	$3,189	$6,509	$3,255
Equity securities - banks	—	—	63	44	63	44

	$1,967	$66	$4,605	$3,233	$6,572	$3,299

          The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We consider the decline in value for four of these securities to be other than temporary and have recorded the credit-related portion of the impairment as net OTTI of $460,000 during the three months ended March 31, 2012.

          The following shows the activity in OTTI related to credit losses for the three months ended March 31:

	2012	2011

	(dollars in thousands)
Balance at beginning of period	$8,730	$7,892
Additional OTTI taken for credit losses	460	—

Balance at end of period	$9,190	$7,892

          All of the remaining securities that are impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased. We have the intent to hold these debt securities to maturity, and, for debt and equity securities in a loss position, for the foreseeable future and do not intend, nor do we believe it is more likely than not, that we will be required to sell the securities before anticipated recovery. We expect these securities will be repaid in full, with no losses realized. As such, management considers the impairments to be temporary.

          At March 31, 2012, we held securities with an aggregate carrying value (fair value) of $15.9 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(4)	Loans Receivable and Allowance for Loan Losses

          Loans receivable are summarized as follows:

	March 31, 2012	December 31, 2011

	(dollars in thousands)
Commercial	$52,455	$47,518
Commercial mortgage	310,245	331,943
Commercial construction	53,938	54,433
Consumer construction	17,324	16,456
Residential mortgage	118,946	121,071
Consumer	126,402	129,227

Total loans	679,310	700,648
Unearned loan fees, net	1,188	1,103

	$680,498	$701,751

          Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $90,000 as of March 31, 2012 and $184,000 as of December 31, 2011.

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

          Information on the activity in transferred loans and related accretable yield is as follows for the three months ended March 31:

	Loan Balance		Accretable Yield		Total

	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Beginning balance	$14,008	$26,219	$266	$178	$13,742	$26,041
Loans transferred	116	—	—	—	116	—
Loans moved to real estate acquired through foreclosure	—	(83)	—	—	—	(83)
Charge-offs	(72)	—	(8)	—	(64)	—
Payments/amortization	(1,935)	(17)	(211)	(32)	(1,724)	15

Ending balance	$12,117	$26,119	$47	$146	$12,070	$25,973

          At March 31, 2012, we had pledged loans with a carrying value of $116.5 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

          To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That percentage is then applied to the current period loan balances to determine the required reserve. That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. In general, this impairment is included as part of the allocated allowance for loan losses for modified loans and is charged off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

          The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

As of and for the three months ended March 31, 2012:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(187)	(226)	(147)	(7)	(514)	(392)	—	(1,473)
Recoveries	—	—	52	—	36	105	—	193

Net charge-offs	(187)	(226)	(95)	(7)	(478)	(287)	—	(1,280)

Provision for (reversal of) loan losses	197	86	143	21	417	173	(37)	1,000

Ending Balance	$2,778	$1,871	$1,857	$170	$2,650	$2,518	$1,677	$13,521

Ending balance - individually evaluated for impairment	$4	$44	$—	$—	$191	$—	$—	$239
Ending balance - collectively evaluated for impairment	2,774	1,827	1,857	170	2,459	2,518	1,677	13,282

	$2,778	$1,871	$1,857	$170	$2,650	$2,518	$1,677	$13,521

Ending loan balance -individually evaluated for impairment	$4,750	$28,993	$12,498	$573	$18,542	$1,015		$66,371
Ending loan balance -collectively evaluated for impairment	47,851	281,146	41,400	16,573	100,432	126,725		614,127

	$52,601	$310,139	$53,898	$17,146	$118,974	$127,740		$680,498

As of and for the three months ended March 31, 2011:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$291	2,542	2,053	817	3,032	2,417	2,963	$14,115
Charge-offs	—	(40)	—	(24)	(350)	(470)	—	(884)
Recoveries	—	—	—	—	7	59	—	66

Net charge-offs	—	(40)	—	(24)	(343)	(411)	—	(818)

(Reversal of) provision for loan losses	(128)	98	(281)	(315)	477	618	331	800

Ending Balance	$163	$2,600	$1,772	$478	$3,166	$2,624	$3,294	$14,097

Ending balance - individually evaluated for impairment	$—	$103	$13	$—	$423	$—	$—	$539
Ending balance - collectively evaluated for impairment	163	2,497	1,759	478	2,743	2,624	3,294	13,558

	$163	$2,600	$1,772	$478	$3,166	$2,624	$3,294	$14,097

Ending loan balance - individually evaluated for impairment	$1,486	$23,647	$13,183	$1,533	$24,888	$596		$65,333
Ending loan balance - collectively evaluated for impairment	63,921	318,469	43,726	34,828	97,332	143,787		702,063

	$65,407	$342,116	$56,909	$36,361	$122,220	$144,383		$767,396

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

High Credit Quality (“RR2”) – This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition. No commercial construction loans may carry this rating at inception. At March 31, 2012 and December 31, 2011, none of our loans carried this risk rating.

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

Average/Satisfactory Credit Quality (“RR4”) – In general, this category includes small-to-medium sized companies with satisfactory financial condition, cash flow, profitability, and balance sheet and income statement ratios, term loans and revolving credits with annual clean-up requirements, the majority of retail commercial credits, loans to partnerships or small businesses, most wholesale sales finance lines, wholesale distributors whose capital position and profitability are at Risk Management Association averages, and loans to individuals with acceptable financial condition and sufficient net cash flow to service the debt as long as the source of repayment is identifiable and sufficient to liquidate the debt within an acceptable period of time and a secondary source of repayment is evident.

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

Doubtful (“RR9”) – Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At March 31, 2012 and December 31, 2011, none of our loans carried this risk rating.

Loss (“RR10”) – Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed three months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off. At March 31, 2012 and December 31, 2011, none of our loans carried this risk rating.

          The following table shows the credit quality breakdown of our commercial loan portfolio by class as of March 31, 2012 and December 31, 2011:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total

	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
RR8	$5,358	$5,672	$23,923	$26,677	$16,557	$17,105	$—	$—	$45,838	$49,454
RR7	8,451	9,051	19,967	17,065	9,180	9,152	—	—	37,598	35,268
RR6	9,502	10,208	37,218	39,722	16,346	13,132	—	—	63,066	63,062
RR5	17,203	19,825	114,841	122,880	8,875	12,013	—	136	140,919	154,854
RR4	11,082	7,074	107,953	117,088	2,940	2,947	17,146	16,144	139,121	143,253
RR3	1,000	1,000	3,079	3,098	—	—	—	—	4,079	4,098
RR1	5	12	3,158	—	—	—	—	—	3,163	12

	$52,601	$52,842	$310,139	$326,530	$53,898	$54,349	$17,146	$16,280	$433,784	$450,001

          We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of March 31, 2012 and December 31, 2011:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total

	2012	2011	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Nonaccrual loans	$8,238	$7,585	$1,015	$905	$—	$—	$9,253	$8,490
Performing loans	110,736	113,534	106,250	108,539	20,475	21,187	237,461	243,260

	$118,974	$121,119	$107,265	$109,444	$20,475	$21,187	$246,714	$251,750

          The following tables show the aging of our loans receivable by class. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

As of March 31, 2012:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

	(dollars in thousands)
Commercial	$365	$—	$4,354	$4,719	$47,882	$52,601	$—
Commercial mortgage	10,162	552	19,830	30,544	279,595	310,139	2,343
Commercial construction	109	5,060	7,415	12,584	41,314	53,898	2,032
Consumer construction	169	—	573	742	16,404	17,146	—
Residential mortgage	5,058	1,317	8,595	14,970	104,004	118,974	357
Home equity and 2nd mortgage	2,303	1,131	1,288	4,722	102,543	107,265	273
Other consumer	198	4	1	203	20,272	20,475	1

	$18,364	$8,064	$42,056	$68,484	$612,014	$680,498	$5,006

As of December 31, 2011:

	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

	(dollars in thousands)
Commercial	$477	$—	$4,596	$5,073	$47,769	$52,842	$30
Commercial mortgage	12,630	4,116	18,227	34,973	291,557	326,530	1,272
Commercial construction	—	5,170	7,981	13,151	41,198	54,349	2,032
Consumer construction	306	—	956	1,262	15,018	16,280	238
Residential mortgage	6,266	—	10,085	16,351	104,768	121,119	2,500
Home equity and 2nd mortgage	3,203	251	1,142	4,596	104,848	109,444	237
Other consumer	283	137	7	427	20,760	21,187	7

	$23,165	$9,674	$42,994	$75,833	$625,918	$701,751	$6,316

          Impaired loans include nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”). The following tables show the breakout of impaired loans by class:

	March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

	(dollars in thousands)
With no related allowance:
Commercial	$4,590	$4,590	$—	$4,697	$43	$187
Commercial mortgage	$24,509	$24,509	$—	$22,774	$249	$226
Commercial construction	$12,498	$12,498	$—	$11,782	$90	$147
Consumer construction	$573	$573	$—	$646	$5	$7
Residential mortgage	$9,516	$9,516	$—	$9,119	$42	$346
Home equity & 2nd mortgage	$1,015	$1,015	$—	$960	$5	$392
Other consumer	$—	$—	$—	$—	$—	$—
With a related allowance:
Commercial	156	160	4	157	2	—
Commercial mortgage	4,440	4,484	44	4,845	68	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	8,835	9,026	191	8,955	127	168
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,746	$4,750	$4	$4,854	$45	$187
Commercial mortgage	$28,949	$28,993	$44	$27,619	$317	$226
Commercial construction	$12,498	$12,498	$—	$11,782	$90	$147
Consumer construction	$573	$573	$—	$646	$5	$7
Residential mortgage	$18,351	$18,542	$191	$18,074	$169	$514
Home equity & 2nd mortgage	$1,015	$1,015	$—	$960	$5	$392
Consumer	$—	$—	$—	$—	$—	$—

	December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$—	$2,719	$155	$5,484
Commercial mortgage	$21,039	$21,039	$—	$20,966	$483	$3,207
Commercial construction	$11,066	$11,066	$—	$12,114	$67	$730
Consumer construction	$718	$718	$—	$842	$32	$43
Residential mortgage	$8,723	$8,723	$—	$10,066	$260	$1,780
Home equity & 2nd mortgage	$905	$905	$—	$913	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—
With a related allowance:
Commercial	157	161	4	63	2	—
Commercial mortgage	5,249	5,306	57	4,150	73	128
Commercial construction	—	—	—	266	—	—
Consumer construction	—	—	—	112	—	—
Residential mortgage	9,075	9,297	222	11,526	378	940
Home equity & 2nd mortgage	—	—	—	14	—	—
Other consumer	—	—	—	—	—	—
Total:
Commercial	$4,961	$4,965	$4	$2,782	$157	$5,484
Commercial mortgage	$26,288	$26,345	$57	$25,116	$556	$3,335
Commercial construction	$11,066	$11,066	$—	$12,380	$67	$730
Consumer construction	$718	$718	$—	$954	$32	$43
Residential mortgage	$17,798	$18,020	$222	$21,592	$638	$2,720
Home equity & 2nd mortgage	$905	$905	$—	$927	$18	$2,868
Consumer	$—	$—	$—	$134	$—	$—

          The following table shows loans in nonaccrual status by class:

	March 31, 2012	December 31, 2011	March 31, 2011

	(dollars in thousands)
Commercial	$4,354	$4,566	$1,324
Commercial mortgage	17,487	16,955	18,869
Commercial construction	5,383	5,949	7,897
Consumer construction	573	718	1,533
Residential mortgage	8,238	7,585	12,925
Home equity and 2nd mortgage	1,015	905	474

	$37,050	$36,678	$43,022

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the three months ended March 31, 2012 and 2011 was approximately $1.5 million and $1.4 million, respectively, and the actual interest income recorded on such loans for the three months ended March 31, 2012 and 2011 was approximately $203,000 and $215,000, respectively.

          The following table shows the breakdown of loans we modified during the three months ended March 31:

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	—	$—	$—	1	$163	$163
Commercial mortgage	4	2,183	2,183	2	2,195	2,195
Commercial construction	1	2,033	2,033	—	—	—
Residential mortgage	1	863	863	—	—	—

	6	$5,079	$5,079	3	$2,358	$2,358

          The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

          During the three months ended March 31, 2012, the allowance for loan losses for TDRs was reduced by $44,000 ($13,000 for commercial mortgage and $31,000 for residential mortgage). There were no additional effects on the allowance for TDRs during the three months ended March 31, 2012. During the three months ended March 31, 2012, we charged-off $98,000 for two TDR residential mortgage loans and transferred one TDR residential mortgage loan in the amount of $157,000 to real estate acquired through foreclosure.

          The following table shows defaults during the stated period of modifications made during the previous year for the three months ended March 31:

	2012		2011

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

	(dollars in thousands)
Commercial	1	$22	—	$—

          Total TDRs as of March 31, 2012 and December 31, 2011 amounted to $32.6 million and $27.8 million, respectively, of which $3.3 million and $2.5 million, respectively, were also in nonaccrual status.

(5)	Regulatory Matters, Capital Adequacy, and Liquidity

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average quarterly assets. As of March 31, 2012 and December 31, 2011, the Bank was “significantly undercapitalized” under the regulatory framework for prompt corrective action.

          Our regulatory capital amounts and ratios as of March 31, 2012 and December 31, 2011 were as follows:

	Actual Amount		Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision

		Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
As of March 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$(20,677)	(2.5)%	$66,813	8.0%	$83,516	10.0%
Bank	47,555	5.7%	66,727	8.0%	83,409	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(20,677)	(2.5)%	33,406	4.0%	50,109	6.0%
Bank	37,070	4.4%	33,363	4.0%	50,045	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(20,677)	(1.8)%	47,087	4.0%	58,859	5.0%
Bank	37,070	3.1%	47,076	4.0%	58,845	5.0%

As of December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$(22,393)	(2.6)%	$68,242	8.0%	$85,302	10.0%
Bank	46,659	5.5%	68,243	8.0%	85,304	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(22,393)	(2.6)%	34,121	4.0%	51,181	6.0%
Bank	35,935	4.2%	34,122	4.0%	51,183	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(22,393)	(1.9)%	47,533	4.0%	59,416	5.0%
Bank	35,935	3.0%	47,468	4.0%	59,335	5.0%

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

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. As of March 31, 2012, we did not yet met the requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to agreements with the Federal Reserve Bank (“FRB”) (the “FRB Agreements”), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2012, those capital ratios were (1.8)%, (2.5)%, and (2.5)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $163.6 million at March 31, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $188.5 million at March 31, 2012, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.

(6)	Stock Options and Warrants

          We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

          We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. As of March 31, 2012, all options and warrants are fully vested and all compensation expense related to currently outstanding options and warrants has been recognized.

          All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

          Information with respect to stock options and warrants is as follows for the three months ended March 31, 2012 and 2011:

	2012				2011

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of period	836,228	$7.98			930,228	$7.92
Forfeited/cancelled	(238,900)	12.40			(80,250)	1.50

Outstanding and exercisable at end of period	597,328	6.22	2.9	$—	849,978	8.06	3.4	$—

          There were no options or warrants granted or exercised during 2012 or 2011.

          Options and warrants outstanding are summarized as follows at March 31, 2012:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)

$1.09	18,348	3.2
1.15	347,826	3.0
4.15	11,200	6.1
5.41	2,754	5.7
5.70	19,500	6.0
9.86	1,350	0.5
11.68	53,250	0.8
11.95	600	0.8
12.03	2,500	0.1
13.00	700	1.0
13.33	7,300	5.1
13.52	3,000	1.1
16.67	4,800	3.1
16.70	1,800	3.6
16.95	2,300	1.6
17.45	17,250	3.7
17.77	71,850	2.8
18.20	4,950	2.1
18.38	17,650	1.8
18.94	2,350	4.6
19.30	6,050	4.1

	597,328

(7)	Income (Loss) Per Share

          Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed after adjusting the denominator of the basic income (loss) per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three month periods ended March 31, 2012 and 2011, all options and warrants were antidilutive and excluded from the computations.

          Information relating to the calculation of income (loss) per common share is summarized as follows for the three months ended March 31:

	2012	2011

Weighted-average share outstanding - basic and diluted	18,860,482	18,406,448

Net income (loss) (dollars in thousands)	$1,820	$(7,309)

Basic and diluted income (loss) per share	$0.10	$(0.40)

(8)	Fair Value of Financial Instruments

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

Financial Instruments Measured on a Recurring Basis

          The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	March 31, 2012

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income

	(dollars in thousands)
Securities:
Mortgage-backed securities	$1,948	$—	$1,948	$—	$—
Trust preferred securities	10,428	—	9,708	720	(460	) (1)
U.S. government agency notes	8,502	—	8,502	—	—
U.S. Treasury securities	999	—	999	—	—
Equity securities - banks	184	—	184	—	—
Equity securities - mutual funds	780	—	780	—	—

	$22,841	$—	$22,121	$720	$(460)

Warrants	$119	$—	$—	$119	$—
LHFS	188,462	—	188,462	—	(547)
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $234,457)	237,290	—	237,290	—	1,010
Forward contracts to sell mortgage-backed securities (notional amount of $86,500)	86,243	—	86,243	—	(852)

(1)	Represents net OTTI charges taken on certain Level 3 securities

	December 31, 2011

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

	(dollars in thousands)
Securities:
Mortgage-backed securities	$1,959	$—	$1,959	$—	$—
Trust preferred securities	10,268	—	9,586	682	(838	) (1)
U.S. government agency notes	8,518	—	8,518	—	—
U.S. Treasury securities	1,004	—	1,004	—	—
Equity securities - banks	151	—	151	—	—
Equity securities - mutual funds	782	—	782	—	—

	$22,682	$—	$22,000	$682	$(838)

Warrants	$18	$—	$—	$18	$—
LHFS	182,992	—	182,992	—	4,164
IRLCs (notional amount of $138,075)	139,899	—	139,899	—	1,299
Forward contracts to sell mortgage-backed securities (notional amount of $102,250)	101,772	—	101,772	—	(7,527)

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

AFS Securities

          The fair value of AFS securities is based on bid quotations received from securities dealers, bid prices received from an external pricing service, or modeling utilizing estimated cash flows, depending on the circumstances of the individual security.

          As of March 31, 2012, $720,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3,

all of which were pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective.

          The fair value of these four securities is primarily a function of the credit quality of the issuer, although there is some sensitivity to interest rate changes. A change in the rating of a security will affect its value.

          The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

          The following table details the four Level 3 securities:

		Remaining Par Value (In thousands)

						(2) Auction Call Date
			Current Rating/Outlook (1)				(3) Index
	Class		Moody’s	Fitch	Maturity

ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Ca	D	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of March 31, 2012
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

          Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of March 31, 2012:

	Key Model Assumptions Used In Pricing

	Cumulative Default (1)	Deferrals Cured (2)	Credit MTM (3) (6)	Liquidity Premium (4)	Liquidity MTM Adj (5) (6)

ALESCO Preferred Funding VII	50.0%	2.7%	$21.55	12.00%	$18.70
ALESCO Preferred Funding XI	36.0%	4.7%	52.47	12.00%	41.96
MM Community Funding	72.0%	10.7%	12.70	12.00%	8.49
MM Community Funding IX	60.0%	10.2%	22.96	12.00%	20.27

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of March 31, 2012. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100

          Fair values were as follows:

	March 31, 2012		December 31, 2011

	Model Result (1)	Fair Value (in thousands)	Model Result (1)(2)	Fair Value (in thousands)

ALESCO Preferred Funding VII	$2.85	$29	$7.22	$72
ALESCO Preferred Funding XI	10.51	519	8.80	435
MM Community Funding	4.21	105	2.96	74
MM Community Funding IX	2.69	67	4.05	101

		$720		$682

(1) Price per $100
(2) Based on December 31, 2011 assumptions

          During 2012, we determined that OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000 for the three months ended March 31, 2012.

Warrants

          As of March 30, 2012, outstanding warrants were classified as Level 3. The fair value of the warrants is primarily a function of the Company’s stock price. Changes in the price will create corresponding changes to the fair value of the warrants.

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011:

	2012		2011

	Securities	Warrants	Securities	MSRs	Warrants

	(dollars in thousands)
Balance at beginning of period	$682	$18	$987	$1,309	$137
MSR amortization	—	—	—	(65)	—
Change in fair value included in additional paid-in capital	—	101	—	—	129
Total realized losses included in other comprehensive income (loss)	(460)	—	—	(12)	—
Total unrealized gains included in accumulated other comprehensive loss	498	—	64	—	—

Balance at end of period	$720	$119	$1,051	$1,232	$266

          There were no transfers between any of Levels 1, 2, and 3 during either the three or three months ended March 31, 2012 or March 31, 2011.

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

Financial Instruments Measured on a Nonrecurring Basis

          We may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market (“LCM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

	March 31, 2012

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Impaired loans	$66,371	$—	$—	$66,371
Real estate acquired through foreclosure	25,531	—	—	25,531

	December 31, 2011

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Impaired loans	$62,019	$—	$—	$62,019
Real estate acquired through foreclosure	25,235	—	—	25,235

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

          For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the allowance for loan losses is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure. Total impaired loans had a carrying value of $66.4 million and $62.0 million as of March 31, 2012 and December 31, 2011, respectively, with specific reserves of $239,000 and $283,000 as of March 31, 2012 and December 31, 2011, respectively.

Real Estate Acquired Through Foreclosure

          We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $25.5 million as of March 31, 2012 and $25.2 million as of December 31, 2011. During 2012, we added $2.6 million to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $756,000. We disposed of $1.5 million of foreclosed properties during 2012.

All Financial Instruments

          The carrying value and estimated fair value of financial instruments are summarized in the following table. The descriptions of the fair value calculations for AFS securities and warrants are included in the discussions above.

	March 31, 2012

	Carrying Value	Fair Value

		Level 1	Level 2	Level 3	Total

	(dollars in thousands)
Assets:
Cash and cash equivalents	$163,553	$163,553	$—	$—	$163,553
AFS securities	22,841	—	22,121	720	22,841
LHFS	188,462	—	188,462	—	188,462
Loans receivable	680,498	—	615,926	66,371	682,297
Restricted stock investments	7,085	7,085	—	—	7,085
Liabilities:
Deposits	1,013,241	—	1,023,953	—	1,023,953
Long- and short-term borrowings	121,381	—	123,342	—	123,342
Junior subordinated deferrable interest debentures	52,068	—	36,538	—	36,538
Warrants	119	—	—	119	119
Off Balance Sheet Items:
IRLCs	237,290	—	237,290	—	237,290
Forward contracts to sell mortgage-backed securities	86,243	—	86,243	—	86,243

	December 31, 2011

	Carrying Value	Fair Value

		Level 1	Level 2	Level 3	Total

	(dollars in thousands)
Assets:
Cash and cash equivalents	$148,789	$148,789	$—	$—	$148,789
AFS securities	22,682	—	22,000	682	22,682
LHFS	182,992	—	182,992	—	182,992
Loans receivable	701,751	—	641,354	62,019	703,373
Restricted stock investments	7,085	7,085	—	—	7,085
Liabilities:
Deposits	1,014,760	—	1,027,354	—	1,027,354
Long- and short-term borrowings	121,679	—	122,717	—	122,717

Junior subordinated deferrable interest debentures	52,068	—	36,902	—	36,902
Warrants	18	—	—	18	18
Off Balance Sheet Items:
IRLCs	139,899	—	139,899	—	139,899
Forward contracts to sell mortgage-backed securities	101,772	—	101,772	—	101,772

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

(9)	Segment Information

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

          The following tables present certain information regarding our business segments:

For the three month period ended March 31, 2012:

	Commercial and Consumer Banking	Mortgage- Banking	Total

	(dollars in thousands)
Interest income	$9,941	$1,678	$11,619
Interest expense	3,752	301	4,053

Net interest income	6,189	1,377	7,566
Provision for loan losses	1,000	—	1,000

Net interest income after provision for loan losses	5,189	1,377	6,566
Noninterest income	1,429	8,950	10,379
Noninterest expense	12,829	2,501	15,330
Net intersegment income	399	(399)	—

Net (loss) income before income taxes	$(5,812)	$7,427	$1,615

Total assets	$990,729	$188,462	$1,179,191

For the three month period ended March 31, 2011:

	Commercial and Consumer Banking	Mortgage- Banking	Total

	(dollars in thousands)
Interest income	$11,468	$720	$12,188
Interest expense	4,920	464	5,384

Net interest income	6,548	256	6,804
Provision for loan losses	800	—	800

Net interest income after provision for loan losses	5,748	256	6,004
Noninterest income	1,726	1,336	3,062
Noninterest expense	14,349	2,026	16,375
Net intersegment income	259	(259)	—

Net loss before income taxes	$(6,616)	$(693)	$(7,309)

Total assets	$1,218,626	$47,354	$1,265,980

(10)	Recent Accounting Pronouncements

Pronouncement Adopted

          In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The Company adopted this pronouncement for the three months ended March 31, 2012.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary. The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company

          First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”). The Company had over 530 employees (approximately 520 full-time equivalent employees) as of March 31, 2012.

          The Bank, with assets of $1.2 billion as of March 31, 2012, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

          First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $188.5 million and $183.0 million as of March 31, 2012 and December 31, 2011, respectively, and generated revenue of $10.6 million and $2.1 million, respectively, for the three months ended March 31, 2012 and 2011. They recognized income before income taxes of $7.4 million during the three months ended March 31, 2012 and a loss before income taxes of $693,000 during the three months ended March 31, 2011. Origination volume during the three months ended March 31, 2012 and 2011 was $460.4 million and $118.9 million, respectively. During 2012, 52% of the originations were made in the state of Maryland, 16% in the immediately surrounding states and Washington, DC., and the remaining 32% in other states throughout the country. First Mariner Mortgage has offices in Maryland,

Delaware, Virginia, and North Carolina. See Note 9 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

Critical Accounting Policies

          The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities. Below is a discussion of our critical accounting policies.

Securities

          We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale (“AFS”) and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ deficit, net of tax effects, in accumulated other comprehensive loss.

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

          The initial indications of other-than-temporary-impairment (“OTTI”) for both debt and equity securities are a decline in the market value below the amount recorded for a security and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the security, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit- and noncredit-related components. Any impairment adjustment due to identified credit-related components is recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments are recorded through accumulated other comprehensive loss. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss is recognized in earnings.

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

          Commercial (including commercial mortgages) and construction loans (including both commercial and consumer) are generally evaluated for impairment when the loan becomes 90 days past due and/or is rated as substandard. The difference between the fair value of the collateral, less estimated selling costs and the carrying value of the loan is charged off at that time. Residential mortgage loans are generally charged down to their fair value when the loan becomes 120 days past due or is placed in nonaccrual status, whichever is earlier. Consumer loans are generally charged off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). The above charge-off guidelines may not apply if the loan is both well secured and in the process of collection. These charge-off policies have not changed in the last three years.

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

Loan nonaccrual status

          For smaller noncommercial loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For all commercial loans, larger loans, and certain mortgage loans, management applies Financial Accounting Standards Board (“FASB”) guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward.

          As a result of our ongoing review of the loan portfolio, we may classify loans as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. In general, loans are charged off when a loan or a portion thereof is considered uncollectible. We determine that the entire balance of a loan is contractually delinquent for all classes if the minimum payment is not received by the specified due date. Interest and fees continue to accrue on past due loans until the date the loan goes in nonaccrual status. We recognize interest on nonaccrual loans only when it is received.

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

          We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2012 and December 31, 2011, we maintained a valuation allowance against the full amount of our deferred tax assets.

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

Financial Condition

          Total assets remained stable at $1.2 billion at both March 31, 2012 and December 31, 2011. Earning assets decreased $18.0 million, or 1.9%, to $941.1 million at March 31, 2012 from $959.1 million at December 31, 2011 primarily due a $21.3 million decrease in loans receivable. Deposits decreased $1.5 million and our capital deficit decreased by $2.4 million.

Securities

          We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $22.8 million and $22.7 million, respectively, in securities classified as AFS as of March 31, 2012 and December 31, 2011.

          Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. As of March 31, 2012, we determined that OTTI had occurred with respect to our pooled trust preferred securities portfolio in the amount of $460,000.

          All of the remaining securities that are impaired are impaired due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

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

          Our AFS securities portfolio composition is as follows:

	March 31, 2012	December 31, 2011

	(dollars in thousands)
Mortgage-backed securities	$1,948	$1,959
Trust preferred securities	10,428	10,268
U.S. government agency notes	8,502	8,518
U.S. Treasury securities	999	1,004
Equity securities - banks	184	151
Equity securities - mutual funds	780	782

	$22,841	$22,682

Loans Held for Sale (“LHFS”)

          We originate residential mortgage loans for sale on the secondary market. At March 31, 2012 and December 31, 2011, such LHFS, which are carried at fair value, amounted to $188.5 million and $183.0 million, respectively.

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

          Prior to January 1, 2008, we used investor contracts that required us to repurchase and “make-whole” requests on loans sold prior to that date. We experienced losses on loans closed prior to 2008 due to borrower loan payment default. After January 1, 2008, we revised our contract and terms process to include the elimination of early payment default as a risk factor in the majority of our investor contracts and resulting loan sales. The most common reason for a loan repurchase for loans sold since January 1, 2008 is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $400,000 during the three months ended March 31, 2011. We did not repurchase any loans in 2012. Our reserve for potential repurchases was $526,000 and $660,000 as of March 31, 2012 and December 31, 2011, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

          Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

          The following table sets forth the composition of our loan portfolio:

	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total

	(dollars in thousands)
Commercial	$52,601	7.7%	$52,842	7.5%
Commercial mortgage	310,139	45.6%	326,530	46.5%
Commercial construction	53,898	7.9%	54,349	7.8%
Consumer construction	17,146	2.5%	16,280	2.3%
Residential mortgage	118,974	17.5%	121,119	17.3%
Consumer	127,740	18.8%	130,631	18.6%

Total loans	$680,498	100.0%	$701,751	100.0%

          Total loans decreased $21.3 million during the first three months of 2012. We experienced lower balances in all loan types with the exception of consumer construction, which increased $866,000. Although we remained focused on improving asset quality to improve our capital ratios, we did see some improvement in loan origination activity during the first three months of 2012.

Commercial Construction Portfolio

          Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the March 31, 2012 total included above, $22.5 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2011 and 2012 due to overall weakness in the residential housing sector.

          The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

	(dollars in thousands)
Raw residential land	$5,913	$5,931
Residential subdivisions	4,066	4,171
Single residential lots	3,009	3,005
Single family construction	3,072	3,351
Townhome construction	232	209
Multi-family unit construction	6,215	5,561

	$22,507	$22,228

Transferred Loans

          In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $11.6 million in first-lien mortgage loans and $499,000 in second-lien mortgage loans that were transferred from LHFS to our mortgage and consumer loan portfolios at March 31, 2012.

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

          For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of March 31, 2012, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

          To establish the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history, which gives us the most current and relevant charge-off data. The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required reserves. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations). In general, this impairment amount is included as an allocated portion of the allowance for loan losses for TDRs and is charged off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

          The risks associated with each portfolio class are as follows:

          Commercial and Commercial Mortgage - The primary loan-specific risks in commercial and commercial mortgage loans are: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default, and the risk that real estate collateral value determined through appraisals are not reflective of the true property values.

          Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

          Commercial Construction –loan-specific and portfolio risks related to commercial construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above. Additional loan-specific risks include project budget overruns and performance variables related to the contractor and subcontractors. An additional loan-specific risk for commercial construction of residential developments is the risk that the builder has a geographical concentration of developments.

          Consumer Construction –loan-specific and portfolio risks related to consumer construction loans to builders and ultimate homeowners carry the same loan-specific and portfolio risks as commercial construction loans as described above.

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

Consumer

          Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals. The risks associated with each portfolio class are as follows:

          Residential Mortgage, Home Equities, and 2nd Mortgages – The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn, and the risk that property values determined through appraisals are not reflective of the true property values. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

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

Unallocated

          The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the required portion of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems. Executive management reviews these conditions quarterly. Economic factors are an important consideration in determining the adequacy of the loan loss reserve. A strong regional and national economy will reduce the probability of losses. Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probably of losses. Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

          In calculating the range of unallocated reserves to be included in our allowance calculation, we apply a range of basis points to the respective portfolios for environmental factors. Each of these factors is evaluated quarterly. The bottom range would be zero. The top range consists of the basis points shown below for the respective portfolios as of both March 31, 2012 and December 31, 2011. The actual unallocated portion of the allowance has been within this estimated range.

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

          See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

          The following table summarizes the activity in our allowance for loan losses by portfolio segment for the three months ended March 31:

	2012	2011

	(dollars in thousands)
Allowance for loan losses, beginning of period	$13,801	$14,115
Charge-offs:
Commercial	(187)	—
Commercial mortgage	(226)	(40)
Commercial construction	(147)	—
Consumer construction	(7)	(24)
Residential mortgage	(514)	(350)
Consumer	(392)	(470)

Total charge-offs	(1,473)	(884)

Recoveries:
Commercial	—	—
Commercial mortgage	—	—
Commercial construction	52	—
Consumer construction	—	—
Residential mortgage	36	7
Consumer	105	59

Total recoveries	193	66

Net charge-offs	(1,280)	(818)

Provision for loan losses	1,000	800

Allowance for loan losses, end of period	$13,521	$14,097

Loans (net of premiums and discounts):
Period-end balance	$680,498	$767,396
Average balance during period	697,432	795,697
Allowance as a percentage of period-end loan balance	1.99%	1.84%
Percent of average loans:
Provision for loan losses	0.58%	0.41%
Net charge-offs	0.74%	0.42%

          The following table summarizes our allocation of allowance by loan segment:

	March 31, 2012			December 31, 2011

	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans

	(dollars in thousands)
Commercial	$2,778	20.6%	7.7%	$2,768	20.1%	7.5%
Commercial mortgage	1,871	13.8%	45.6%	2,011	14.6%	46.5%
Commercial construction	1,857	13.7%	7.9%	1,809	13.1%	7.8%
Consumer construction	170	1.3%	2.5%	156	1.1%	2.3%
Residential mortgage	2,650	19.6%	17.5%	2,711	19.6%	17.3%
Consumer	2,518	18.6%	18.8%	2,632	19.1%	18.6%
Unallocated	1,677	12.4%	—	1,714	12.4%	—

Total	$13,521	100.0%	100.0%	$13,801	100.0%	100.0%

          Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $13.5 million at March 31, 2012 and $13.8 million as of December 31, 2011. Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2012, included increases in the allowance for commercial, commercial construction, and consumer construction loans. Decreases in the allowance allocated to the remaining portfolio segments are a reflection of the decreases in the corresponding loan balances as well as improvement in the portfolio quality. Recent economic conditions have had a broad impact on our loan portfolio as a whole. While the Mid-Atlantic region may be not be as adversely affected by the current economic conditions as other markets in the nation, we have experienced a negative impact from the economic pressures that our borrowers have experienced. The market did show some signs of improvement in 2012 and that is reflected in our allowance for loan losses.

          The provision for loan losses recognized to maintain the allowance was $1.0 million and $800,000 for the three months ended March 31, 2012 and 2011, respectively. We recorded net charge-offs of $1.3 million during the first three months of 2012 compared to net charge-offs of $818,000 during the same period of 2011. During the three months ended March 31, 2012, net charge-offs as compared to average loans outstanding increased to 0.74%, compared to 0.42% during the same period of 2011. We recorded a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated portion of the allowance for loan losses (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three months ended March 31, 2012 and 2011 amounted to $601,000 and $448,000, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three months ended March 31, 2012 and 2011 was $2.6 million and $7.5 million, respectively.

          Our allowance as a percentage of outstanding loans has increased from 1.84% as of December 31, 2011 to 1.99% as of March 31, 2012, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.

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

          Management believes the allowance for loan losses is adequate as of March 31, 2012 and is sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

•	We maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

•

We individually analyze all nonperforming assets (“NPA” or “NPAs”) and all credits risk rated 8 or above for impairment. We immediately charge off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings (“RR”) of RR8 at fair value) (see additional detail related to risk ratings in Note 4 to the Consolidated Financial Statements);

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

          As part of our asset monitoring activities, we maintain a Workout Committee that meets three times per month. During these Workout Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed weekly to senior management and is also discussed and reviewed at the Workout Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date. Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets, which are predominantly the Baltimore metropolitan area and surrounding counties, and portions of northern Virginia.

          NPAs, expressed as a percentage of total assets, totaled 5.3% at both March 31, 2012 and December 31, 2011 and 5.6% at March 31, 2011. The ratio of allowance for loan losses to nonperforming loans was 36.5% at March 31, 2012, 37.6% at December 31, 2011, and 32.8% at March 31, 2011. The decrease in this ratio from December 31, 2011 to March 31, 2012 was due to both an increase in the amount of nonperforming loans and a decrease in our allowance for loan losses.

          The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	March 31, 2012	December 31, 2011	March 31, 2011

	(dollars in thousands)
Nonaccruing loans:
Commercial	$4,354	$4,566	$1,324
Commercial mortgage	17,487	16,955	18,869
Commercial construction	5,383	5,949	7,897
Consumer construction	573	718	1,533
Other residential mortgage	8,238	7,585	12,925
Other consumer	1,015	905	474

	37,050	36,678	43,022

Real estate acquired through foreclosure:
Commercial	136	83	—
Commercial mortgage	11,916	10,555	10,144
Commercial construction	5,825	6,174	7,476
Consumer construction	2,278	2,768	3,170
Other residential mortgage	5,376	5,655	5,812
Other consumer	—	—	1,715

	25,531	25,235	28,317

Total NPAs	$62,581	$61,913	$71,339

Loans past-due 90 days or more and accruing:
Commercial	$—	$30	$1,583
Commercial mortgage	2,343	1,272	3,176
Commercial construction	2,032	2,032	—
Consumer construction	—	238	—
Other residential mortgage	357	2,500	—
Other consumer	274	244	127

	$5,006	$6,316	$4,886

          Nonaccrual loans increased $372,000 from December 31, 2011 to $37.1 million at March 31, 2012. The commercial loan nonaccrual balance consisted of 15 loans, with the largest balance amounting to $995,000. Three loans in the amount of $126,000 were placed in nonaccrual status during 2012. All of the remaining nonaccrual commercial loans were in nonaccrual status as of December 31, 2011. Of the $4.6 million in nonaccrual commercial loans as of December 31, 2011, one loan for $54,000 was transferred to real estate acquired through foreclosure and one loan in the amount of $37,000 was paid off.

          The commercial mortgage loan nonaccrual balance consisted of 34 loans, with the largest balance amounting to $3.3 million. We placed eight commercial mortgage loans totaling $2.9 million in nonaccrual status in 2012. Of the balance at December 31, 2011, $1.9 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during the first three months of 2012 and $167,000 were charged off.

          The commercial construction nonaccrual balance consisted of seven loans, with the largest balance amounting to $3.8 million. All of the nonaccrual commercial construction loans were in nonaccrual status as of December 31, 2011. Of the $5.9 million in commercial construction loans in nonaccrual status as of December 31, 2011, $464,000 were paid off during the first three months of 2012.

          The consumer construction nonaccrual balance consisted of four loans in the amount of $573,000, one of which ($238,000) was placed in nonaccrual status during 2012. Of the $718,000 in consumer construction loans in nonaccrual status at December 31, 2011, two loans in the amount of $332,000 were transferred to real estate acquired through foreclosure during the first three months of 2012.

          The residential mortgage nonaccrual balance consisted of 38 loans, with the largest balance amounting to $862,000. We placed $968,000 of these loans in nonaccrual status during the three months ended March 31, 2012. Of the $7.6 million balance of nonaccrual residential mortgage loans at December 31, 2011, we transferred $107,000 to real estate acquired through foreclosure and charged off $157,000 during the first three months of 2012.

          The consumer loan nonaccrual balance consisted of ten loans, four of which were placed in nonaccrual status during 2012. These loans are well secured and we have determined that they do not require charge-off as of March 31, 2012.

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the three months ended March 31, 2012 and 2011 was approximately $1.5 million and $1.4 million, respectively, and the actual interest income recorded on those loans for the three months ended March 31, 2012 and 2011 was approximately $203,000 and $215,000, respectively.

          Real estate acquired through foreclosure increased $296,000 when compared to December 31, 2011, with increases in the commercial and commercial mortgage loan segments. We transferred $54,000 in commercial loans and $1.9 million in commercial mortgage loans to real estate acquired through foreclosure during the three months ended March 31, 2012. The decreases in the remaining loan segments were due to resolution of the properties through foreclosure sales or buyouts.

          Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, decreased from $6.3 million at December 31, 2011 to $5.0 million as of March 31, 2012. The commercial mortgage loan total of $2.3 million consisted of three loans, the largest of which amounted to $1.4 million, the commercial construction loan total of $2.0 million consisted of one loan, the residential mortgage loan total of $357,000 consisted of one loan, and the consumer loan total consisted of two home equity loans, one second mortgage loan, and one other consumer loan.

          Not all of the loans newly classified as nonaccrual since December 31, 2011 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

TDRs

          In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Such concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. These loans are excluded from pooled loss forecasts and a separate allocated portion of the allowance is provided under the accounting guidance for loan impairment. At the time that a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then charged to the allowance.

          The composition of our TDRs is illustrated in the following table at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

	(dollars in thousands)
Commercial:
Nonaccrual	$12	$22
90 days or more and accruing	$—	$—
< 90 days past due/current	$396	$400

	408	422

Commercial mortgage:
Nonaccrual	903	907
90 days or more and accruing	—	—
< 90 days past due/current	11,507	9,389

	12,410	10,296

Commercial construction:
Nonaccrual	101	103
90 days or more and accruing	2,032	—
< 90 days past due/current	5,083	5,118

	7,216	5,221

Consumer construction:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	—	—

	—	—

Residential mortgage:
Nonaccrual	2,292	1,473
90 days or more and accruing	—	2,164
< 90 days past due/current	10,304	8,271

	12,596	11,908

Consumer:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	—	—

	—	—

Totals:
Nonaccrual	$3,308	$2,505
90 days or more and accruing	$2,032	$2,164
< 90 days past due/current	$27,290	$23,178

	$32,630	$27,847

          The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $1.0 million and $682,000 for the three months ended March 31, 2012 and 2011, respectively. The actual interest income recorded on these loans for the three months ended March 31, 2012 and 2011 was $455,000 and $329,000, respectively.

          The following table shows the breakdown of loans modified during the three months ended March 31:

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	—	$—	$—	1	$163	$163
Commercial mortgage	4	2,183	2,183	2	2,195	2,195
Commercial construction	1	2,033	2,033	—	—	—
Residential mortgage	1	863	863	—	—	—

	6	$5,079	$5,079	3	$2,358	$2,358

Impaired Loans

          The following tables show the breakout of impaired loans by class:

	March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

	(dollars in thousands)
With no related allowance:
Commercial	$4,590	$4,590	$—	$4,697	$43	$187
Commercial mortgage	$24,509	$24,509	$—	$22,774	$249	$226
Commercial construction	$12,498	$12,498	$—	$11,782	$90	$147
Consumer construction	$573	$573	$—	$646	$5	$7
Residential mortgage	$9,516	$9,516	$—	$9,119	$42	$346
Home equity & 2nd mortgage	$1,015	$1,015	$—	$960	$5	$392
Other consumer	$—	$—	$—	$—	$—	$—
With a related allowance:
Commercial	156	160	4	157	2	—
Commercial mortgage	4,440	4,484	44	4,845	68	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	8,835	9,026	191	8,955	127	168
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,746	$4,750	$4	$4,854	$45	$187
Commercial mortgage	$28,949	$28,993	$44	$27,619	$317	$226
Commercial construction	$12,498	$12,498	$—	$11,782	$90	$147
Consumer construction	$573	$573	$—	$646	$5	$7
Residential mortgage	$18,351	$18,542	$191	$18,074	$169	$514
Home equity & 2nd mortgage	$1,015	$1,015	$—	$960	$5	$392
Consumer	$—	$—	$—	$—	$—	$—

	December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs

	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$—	$2,719	$155	$5,484
Commercial mortgage	$21,039	$21,039	$—	$20,966	$483	$3,207
Commercial construction	$11,066	$11,066	$—	$12,114	$67	$730
Consumer construction	$718	$718	$—	$842	$32	$43
Residential mortgage	$8,723	$8,723	$—	$10,066	$260	$1,780
Home equity & 2nd mortgage	$905	$905	$—	$913	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—
With a related allowance:
Commercial	157	161	4	63	2	—
Commercial mortgage	5,249	5,306	57	4,150	73	128
Commercial construction	—	—	—	266	—	—
Consumer construction	—	—	—	112	—	—
Residential mortgage	9,075	9,297	222	11,526	378	940
Home equity & 2nd mortgage	—	—	—	14	—	—
Other consumer	—	—	—	—	—	—
Total:
Commercial	$4,961	$4,965	$4	$2,782	$157	$5,484
Commercial mortgage	$26,288	$26,345	$57	$25,116	$556	$3,335
Commercial construction	$11,066	$11,066	$—	$12,380	$67	$730
Consumer construction	$718	$718	$—	$954	$32	$43
Residential mortgage	$17,798	$18,020	$222	$21,592	$638	$2,720
Home equity & 2nd mortgage	$905	$905	$—	$927	$18	$2,868
Consumer	$—	$—	$—	$134	$—	$—

          Not all of the loans newly classified as impaired since December 31, 2011 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

          Deposits were $1.0 billion at both March 31, 2012 and December 31, 2011, although we experienced a change in the mix of deposits. During the three months ended March 31, 2012, time deposits continued to decrease, however, we experienced significant offsetting increases in all other deposit types, including noninterest-bearing deposits. During the first three months of 2012, as well as during 2011, we experienced decreased time deposits as customers moved funds out of time deposits and into savings accounts or out of the Bank in search of higher-yielding products. The deposit breakdown is as follows:

	March 31, 2012		December 31, 2011

	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
NOW & money market	$136,874	13.5%	$131,126	12.9%
Savings	59,699	5.9%	54,977	5.4%
Time	713,508	70.4%	728,354	71.8%

Total interest-bearing deposits	910,081	89.8%	914,457	90.1%
Noninterest-bearing demand deposits	103,160	10.2%	100,303	9.9%

Total deposits	$1,013,241	100.0%	$1,014,760	100.0%

          Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year. As of March 31, 2012 and December 31, 2011, our core deposits were $378.9 million and $361.2 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

          Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at March 31, 2012 and December 31, 2011. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

          The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At March 31, 2012, our total available credit line with the FHLB was $117.9 million. Our outstanding FHLB advance balance at both March 31, 2012 and December 31, 2011 was $111.0 million.

          Long-term borrowings, which totaled $73.7 million at both March 31, 2012 and December 31, 2011, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. We held $65.0 million in long-term FHLB advances and $8.7 million in a mortgage loan at both March 31, 2012 and December 31, 2011.

          Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings decreased from $48.0 million at December 31, 2011 to $47.7 million at March 31, 2012. We held $46.0 million in short-term FHLB advances at both March 31, 2012 and December 31, 2011.

          In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp. The debentures are the sole assets of the Trusts. Aggregate debentures outstanding as of both March 31, 2012 and December 31, 2011 totaled $52.1 million.

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

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At March 31, 2012, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

Capital Resources

          Our stockholders’ deficit improved by $2.4 million in 2012 to a deficit of $23.0 million from a deficit of $25.4 million as of December 31, 2011.

          Common stock and additional paid-in-capital decreased by $106,000 due primarily to the change in the value of the warrants. Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, decreased by $723,000. Retained deficit decreased by our first quarter net income of $1.8 million for 2012.

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

          We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. As of March 31, 2012, the Bank was “significantly undercapitalized” under the regulatory framework for prompt corrective action.

          The regulatory capital ratios are shown below:

	March 31, 2012	December 31, 2011	Minimum Regulatory Requirements

Regulatory capital ratios:
Leverage:
Consolidated	(1.8)%	(1.9)%	4.0%
Bank	3.1%	3.0%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	(2.5)%	(2.6)%	4.0%
Bank	4.4%	4.2%	4.0%
Total capital to risk-weighted assets:
Consolidated	(2.5)%	(2.6)%	8.0%
Bank	5.7%	5.5%	8.0%

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2011. As of March 31, 2012, we have not yet met the requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to Federal Reserve Bank (“FRB”) Agreements (the “FRB Agreements”), which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2012, those capital ratios were (1.8)%, (2.5)%, and (2.5)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Results of Operations

Net Income (Loss)

          For the three months ended March 31, 2012, we realized net income of $1.8 million compared to a net loss of $7.3 million for the three month period ended March 31, 2011. Basic and diluted earnings per share for 2012 totaled $0.10 and basic and diluted losses per share totaled $(0.40) for 2011.

Net Interest Income

          Net interest income is the difference between the interest income we earn on interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing sources of funds, such as deposits and borrowings. Net interest income is a function of several factors, including changes in the volume and mix of interest-earning assets and funding sources and market interest rates. While management policies influence these factors, external forces, including customer needs and demands, competition, the economic policies of the federal government, and the monetary policies of the FRB, are also determining factors.

          Net interest income for the first three months of 2012 totaled $7.6 million, an increase of $762,000 from $6.8 million for the three months ended March 31, 2011. The increase in net interest income during the three months ended March 31, 2012 was primarily a result of the decrease in the rates paid on interest-bearing liabilities. Our net interest margin increased to 3.14% from 2.84%.

Interest Income

          Total interest income decreased by $569,000 for the three months ended March 31, 2012 due primarily to the decreased volume of interest-earning assets, the result of our continued attempt to improve the quality of our loan portfolio. We experienced decreased average balances in all loan segments during the first three months of 2012. In addition to our efforts to improve quality, our loan portfolio has also declined due to a weak real estate market, which has led to the reduction of new real estate loans and reduced values of the collateral of currently-held real estate loans.

          Yields on earning assets continue to be affected by the level of NPAs and corresponding interest reversals, resulting in a decrease from 5.15% for the three months ended March 31, 2011 to 4.85% for the three months ended March 31, 2012.

          Average LHFS increased $109.2 million, due to higher origination volumes. Average securities decreased by $11.0 million.

Interest Expense

          Interest expense decreased by $1.3 million as a result of the decrease in the average rate paid on interest-bearing liabilities, from 1.86% for the three months ended March 31, 2011 to 1.50% for the three months ended March 31, 2012. We also experienced an $87.7 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 1.82% in 2011 to 1.36% in 2012 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity. Most deposit types experienced decreased rates during the three months ended March 31, 2012.

          Average interest-bearing deposits decreased by $93.0 million due primarily to maturities of time deposits. Those decreases, combined with decreases in the other deposit account types, were due primarily to customers moving funds around between account types and out of the Bank entirely in search of favorable rates. Average borrowings increased due to additional FHLB borrowings. We experienced an increase in the costs of borrowed funds from 2.11% for the three months ended March 31, 2011 to 2.22% for the three months ended March 31, 2012.

          The following table sets forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31,

	2012			2011

	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$54,424	$711	5.17%	$69,555	$904	5.20%
Commercial mortgage	319,617	4,688	5.80%	351,292	5,498	6.26%
Commercial construction	55,194	804	5.77%	57,187	787	5.50%
Consumer construction	16,074	184	4.57%	28,700	370	5.19%
Residential mortgage	121,490	1,786	5.88%	140,688	1,773	5.04%
Consumer	130,633	1,432	4.40%	148,275	1,638	4.46%

Total loans	697,432	9,605	5.47%	795,697	10,970	5.52%
LHFS	177,561	1,678	3.78%	68,315	728	4.26%
AFS securities	22,733	279	4.91%	33,721	361	4.28%
Interest-bearing deposits	47,289	57	0.49%	43,612	129	1.18%
Restricted stock investments, at cost	7,163	—	—	7,095	—	—

Total earning assets	952,178	11,619	4.85%	948,440	12,188	5.15%

Allowance for loan losses	(14,056)			(14,356)
Cash and other nonearning assets	239,057			356,435

Total assets	$1,177,179	11,619		$1,290,519	12,188

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Interest-bearing deposits:
NOW	$5,732	14	0.98%	$6,615	9	0.57%
Savings	57,069	26	0.19%	57,892	27	0.19%
Money market	127,233	162	0.51%	132,242	182	0.56%
Time	719,952	2,886	1.61%	806,224	4,285	2.16%

Total interest-bearing deposits	909,986	3,088	1.36%	1,002,973	4,503	1.82%
Borrowings	175,045	965	2.22%	169,755	881	2.11%

Total interest-bearing liabilities	1,085,031	4,053	1.50%	1,172,728	5,384	1.86%

Noninterest-bearing demand deposits	102,730			103,885
Other noninterest-bearing liabilities	13,976			12,387
Stockholders’ (deficit) equity	(24,558)			1,519

Total liabilities and stockholders’ (deficit) equity	$1,177,179	4,053		$1,290,519	5,384

Net interest income/net interest spread		$7,566	3.35%		$6,804	3.29%

Net interest margin			3.14%			2.84%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments

          A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below. Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	Three Months Ended March 31, 2012 vs. 2011

	Due to Variances in

	Rate	Volume	Total

	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$(5)	$(188)	$(193)
Commercial mortgage	(363)	(447)	(810)
Commercial construction	137	(120)	17
Consumer construction	(40)	(146)	(186)
Residential mortgage	1,071	(1,058)	13
Consumer	(20)	(186)	(206)

Total loans	780	(2,145)	(1,365)
LHFS	(553)	1,503	950
AFS securities	266	(348)	(82)
Interest-bearing deposits	(139)	67	(72)

Total interest income	354	(923)	(569)

Interest paid on:
Interest-bearing deposits:
NOW	13	(8)	5
Savings	(1)	—	(1)
Money market	(14)	(6)	(20)
Time	(983)	(416)	(1,399)

Total interest-bearing deposits	(985)	(430)	(1,415)
Borrowings	53	31	84

Total interest expense	(932)	(399)	(1,331)

Net interest income	$1,286	$(524)	$762

Noninterest Income

          Noninterest income for the three months ended March 31, 2012 was $10.4 million, an increase of $7.3 million from the comparable period of 2011 due to an increase in mortgage-banking revenue, partially offset by an increase in the amount of net OTTI charges taken during the three months ended March 31, 2012.

          Mortgage-banking revenue increased from $935,000 for the three months ended March 31, 2011 to $9.0 million for the three months ended March 31, 2012 due to increased originations for both refinances and sales. The volume of loans sold increased from $212.6 million in 2011 to $463.0 million in 2012. In addition, the spreads we realized on the sales of mortgage loans significantly improved for the three months ended March 31, 2012 over the three months ended March 31, 2011.

          We recorded $460,000 in net OTTI during 2012with no comparable charge during 2011.

Noninterest expenses

          For the three months ended March 31, 2012, noninterest expenses decreased $1.1 million to $15.3 million compared to $16.4 million for the same period of 2011.

          The decreases in salaries and benefits and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs. Professional service costs included a recovery of $691,000 in legal fees from the settlement of a lawsuit. We continue to incur professional fees for regulatory compliance, loan workouts, and capital raise efforts, although to a lesser degree in 2012. Write-downs, losses, and costs of real estate acquired through foreclosure decreased $485,000.

          The following table shows the breakout of other noninterest expenses for the three months ended March 31:

	2012	2011

	(dollars in thousands)
Office supplies	$120	$90
Printing	78	79
Marketing/promotion	324	219
Postage	259	147
Overnight delivery/courier	135	92
Security	78	43
Dues and subscriptions	105	94
Director fees	94	38
Employee education and training	35	11
Automobile expense	28	24
Travel and entertainment	62	37
Other	385	387

	$1,703	$1,261

Income Taxes

          We have set up a valuation allowance against the full amount of our deferred taxes as of both March 31, 2012 and December 31, 2011. The $205,000 tax benefit recorded in 2012 represents an anticipated recovery of state taxes paid in 2010 as a result of a net operating loss carryback.

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

          The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $327.6 million at March 31, 2012. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $15.1 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $234.5 million at March 31, 2012 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $7.4 million at March 31, 2012 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.3 million at March 31, 2012 are generally open ended. At March 31, 2012, available home equity lines totaled $59.3 million. Home equity credit lines generally extend for a period of 10 years.

          Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of March 31, 2012, we anticipate expending approximately $1.0 million in the next 12 months on our premises and equipment.

          Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings. While balances may fluctuate up and down in any given period.

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $163.6 million at March 31, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. LHFS, which totaled $188.5 million at March 31, 2012, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 67.2% at March 31, 2012 and 69.2% at December 31, 2011.

          We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained. At March 31, 2012, our total available credit line with the FHLB was $117.9 million. Our outstanding balance was $111.0 million at both March 31, 2012 and December 31, 2011. The Bank has been notified by the FRB that it is a secondary credit facility. All future borrowings must be approved by the discount committee of the FRB.

          We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At March 31, 2012, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Inflation

          The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry, which generally require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation. A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2012 or 2011.

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

          Information pertaining to the carrying amounts of our derivative financial instruments follows:

	March 31, 2012		December 31, 2011

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
IRLCs	$234,457	$237,290	$138,075	$139,899
Forward contracts to sell mortgage-backed securities	86,500	86,243	102,250	101,772

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

Interest Rate Risk

          Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 2012, we had a one-year cumulative positive gap of approximately $230.1 million compared to a one-year cumulative negative gap of approximately $23.0 million at December 31, 2011.

          While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 2012, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change

	+200BP	-200BP

Net interest income	(0.50)%	(5.46)%

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

Item 4 - Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

          An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-Q, was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and CFO. Based on that evaluation, the Company’s management, including the Principal Executive

Officer and CFO, has concluded that the Company’s disclosure controls and procedures are in fact effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 1A – Risk Factors

          The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          There were no repurchases of the Company’s common stock during the three months ended March 31, 2012.

Item 3 -Defaults Upon Senior Securities

          None

Item 4 –Mine Safety Disclosures

          Not Applicable.

Item 5 - Other Information

          None

Item 6 - Exhibits

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

* Furnished, not filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	May 15, 2012	By:	/s/ Mark A. Keidel

Mark A. Keidel
Principal Executive Officer

Date:	May 15, 2012	By:	/s/ Paul B. Susie

Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

* Furnished, not filed.