Form 10-Q
period 2012-06-30
FIRST MARINER BANCORP
filed 2012-08-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

          The number of shares of common stock outstanding as of August 3, 2012 is 18,860,482 shares.

FIRST MARINER BANCORP AND SUBSIDIARY
TABLE OF CONTENTS

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

•

the risks described in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, and our Annual Report on Form 10-K as of and for the year ended December 31, 2011.

          All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K as of and for the year ended December 31, 2011. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements
First Mariner Bancorp and Subsidiary
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011

	(unaudited)
ASSETS
Cash and due from banks	$122,161	$104,204
Federal funds sold and interest-bearing deposits	29,231	44,585
Securities available for sale (“AFS”), at fair value	40,537	22,682
Loans held for sale (“LHFS”), at fair value	247,118	182,992
Loans receivable	660,795	701,751
Allowance for loan losses	(13,522)	(13,801)

Loans, net	647,273	687,950
Real estate acquired through foreclosure	22,433	25,235
Restricted stock investments	6,886	7,085
Premises and equipment, net	37,652	38,278
Accrued interest receivable	3,677	4,025
Bank-owned life insurance (“BOLI”)	38,058	37,478
Prepaid expenses and other assets	27,065	24,503

Total assets	$1,222,091	$1,179,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$99,576	$100,303
Interest-bearing	947,248	914,457

Total deposits	1,046,824	1,014,760
Short-term borrowings	47,713	47,981
Long-term borrowings	73,616	73,698
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities (of which, $118 and $18 are at fair value, respectively)	18,990	15,922

Total liabilities	1,239,211	1,204,429

Stockholders’ deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 shares issued and outstanding at both June 30, 2012 and December 31, 2011	939	939
Additional paid-in capital	80,014	80,125
Retained deficit	(95,962)	(103,454)
Accumulated other comprehensive loss	(2,111)	(3,022)

Total stockholders’ deficit	(17,120)	(25,412)

Total liabilities and stockholders’ deficit	$1,222,091	$1,179,017

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

	(unaudited)
Interest income:
Loans	$10,795	$10,946	$22,077	$22,645
Investments and other earning assets	375	706	711	1,196

Total interest income	11,170	11,652	22,788	23,841

Interest expense:
Deposits	2,871	4,088	5,959	8,591
Short-term borrowings	31	68	64	171
Long-term borrowings	921	846	1,853	1,624

Total interest expense	3,823	5,002	7,876	10,386

Net interest income	7,347	6,650	14,912	13,455
(Reversal of) provision for loan losses	(428)	5,780	572	6,580

Net interest income after provision for loan losses	7,775	870	14,340	6,875

Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	43	(92)	81	(28)
Less: Portion included in other comprehensive income (pre-tax)	(43)	(45)	(541)	(109)

Net OTTI charges on AFS securities	-	(137)	(460)	(137)
Mortgage-banking revenue	11,117	2,398	20,066	3,333
ATM fees	701	788	1,418	1,559
Service fees on deposits	623	742	1,304	1,477
Gain on sale of AFS securities	-	143	-	143
Loss on sale of other assets	(230)	-	(322)	-
Commissions on sales of nondeposit investment products	87	154	149	272
Income from BOLI	287	334	580	668
Other	249	324	479	492

Total noninterest income	12,834	4,746	23,214	7,807

Noninterest expense:
Salaries and employee benefits	5,552	5,859	11,331	12,129
Occupancy	2,286	2,029	4,508	4,205
Furniture, fixtures, and equipment	324	446	686	931
Professional services	739	1,318	1,112	2,482
Advertising	231	115	420	250
Data processing	402	389	834	844
ATM servicing expenses	226	230	453	438
Write-downs, losses, and costs of real estate acquired through foreclosure	940	1,658	2,214	3,417
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	1,074	1,539	2,122	2,512
Service and maintenance	564	625	1,155	1,277
Corporate Insurance	402	312	876	680
Consulting fees	316	350	924	665
Loan collection expenses	137	125	189	278
Other	1,744	1,621	3,443	2,883

Total noninterest expense	14,937	16,616	30,267	32,991

Net income (loss) before income taxes	5,672	(11,000)	7,287	(18,309)
Income tax benefit	-	-	(205)	-

Net income (loss)	$5,672	$(11,000)	$7,492	$(18,309)

Net income (loss) per common share - basic and diluted	$0.30	$(0.59)	$0.40	$(0.99)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

	(unaudited)
Net income (loss)	$5,672	$(11,000)	$7,492	$(18,309)
Other comprehensive income items:
Unrealized holding gains on securities arising during the period (net of tax expense of $127, $455, $431, and $529, respectively)	188	673	637	781
Reclassification adjustment for net losses (gains) on securities (net of tax benefit (expense) of $0, $(2), $186, and $(2), respectively) included in net income (loss)	-	(4)	274	(4)

Total other comprehensive income	188	669	911	777

Total comprehensive income (loss)	$5,860	$(10,331)	$8,403	$(17,532)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(dollars in thousands except per share data)

	Six Months Ended June 30, 2012

	(unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit

Balance at December 31, 2011	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)
Net income	-	-	-	7,492	-	7,492
Costs of common stock issued, net	-	-	(11)	-	-	(11)
Change in fair value of warrants	-	-	(100)	-	-	(100)
Changes in unrealized losses on securities, net of taxes	-	-	-	-	911	911

Balance at June 30, 2012	18,860,482	$939	$80,014	$(95,962)	$(2,111)	$(17,120)

	Six Months Ended June 30, 2011

	(unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (deficit)

Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746
Net loss	-	-	-	(18,309)	-	(18,309)
Common stock issued, net of costs	810,365	37	350	-	-	387
Stock-based compensation expense	-	-	5	-	-	5
Change in fair value of warrants	-	-	(25)	-	-	(25)
Changes in unrealized losses on securities, net of taxes	-	-	-	-	777	777

Balance at June 30, 2011	18,860,482	$939	$79,997	$(91,519)	$(2,836)	$(13,419)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,

	2012	2011

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$7,492	$(18,309)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,413	1,677
Amortization of unearned loan fees and costs, net	335	290
Amortization of discounts on mortgage-backed securities, net	2	15
Origination fees and gains on sale of mortgage loans	(18,812)	(2,777)
Net OTTI charges on AFS securities	460	137
Gain on sale of AFS securities	-	(143)
Loss on sale of other assets	322	-
Decrease in accrued interest receivable	349	4
Provision for loan losses	572	6,580
Write-downs and losses on sale of real estate acquired through foreclosure	941	2,486
Increase in cash surrender value of BOLI	(580)	(668)
Originations of mortgage LHFS	(1,030,346)	(398,580)
Proceeds from sales of mortgage LHFS	984,690	476,517
Net increase (decrease) in accrued expenses and other liabilities	2,968	(297)
Net increase in prepaids and other assets	(3,177)	(688)

Net cash (used in) provided by operating activities	(53,371)	66,244

Cash flows from investing activities:
Loan principal repayments, net	35,462	55,413
Repurchase of loans previously sold	-	(435)
Sale of restricted stock investments	199	85
Purchases of premises and equipment	(1,110)	(291)
Activity in AFS securities:
Maturities/calls/repayments	5,252	7,674
Sales	-	22,695
Purchases	(22,043)	(57,799)
Additional funds disbursed on real estate acquired through foreclosure	-	(772)
Proceeds from sales of real estate acquired through foreclosure	6,511	5,610

Net cash provided investing activities	24,271	32,180

Cash flows from financing activities:
Net increase (decrease) in deposits	32,064	(126,780)
Net decrease in other borrowed funds	(350)	(995)
Net costs of stock issuance	(11)	(11)

Net cash provided by (used in) financing activities	31,703	(127,786)

Increase (decrease) in cash and cash equivalents	2,603	(29,362)
Cash and cash equivalents at beginning of period	148,789	217,961

Cash and cash equivalents at end of period	$151,392	$188,599

Supplemental information:
Interest paid on deposits and borrowed funds	$7,126	$9,802

Real estate acquired in satisfaction of loans	$4,650	$14,205

Transfers of LHFS to loan portfolio	$342	$978

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the three and six months
ended June 30, 2012 and 2011 is unaudited)

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

          The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(3)	Securities

          The composition of our securities portfolio (all AFS) is as follows:

	June 30, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(dollars in thousands)
Mortgage-backed securities	$3,452	$157	$-	$3,609
Trust preferred securities	12,875	114	2,491	10,498
U.S. government agency notes	23,346	50	3	23,393
U.S. Treasury securities	2,037	-	1	2,036
Equity securities - banks	206	9	4	211
Equity securities - mutual funds	750	40	-	790

	$42,666	$370	$2,499	$40,537

	December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(dollars in thousands)
Mortgage-backed securities	$1,834	$125	$-	$1,959
Trust preferred securities	13,420	103	3,255	10,268
U.S. government agency notes	8,507	11	-	8,518
U.S. Treasury securities	1,004	-	-	1,004
Equity securities - banks	189	6	44	151
Equity securities - mutual funds	750	32	-	782

	$25,704	$277	$3,299	$22,682

          Contractual maturities of debt securities at June 30, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(dollars in thousands)
Due in one year or less	$8,999	$9,006
Due after one year through five years	16,885	16,929
Due after five years through ten years	1,021	1,008
Due after ten years	11,353	8,984
Mortgage-backed securities	3,452	3,609

	$41,710	$39,536

          The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities:

	June 30, 2012

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(dollars in thousands)
Trust preferred securities	$991	$40	$4,815	$2,451	$5,806	$2,491
U.S. government agency notes	9,176	3	-	-	9,176	3
U.S. Treasury securities	2,036	1	-	-	2,036	1
Equity securities - banks	-	-	121	4	121	4

	$12,203	$44	$4,936	$2,455	$17,139	$2,499

	December 31, 2011

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(dollars in thousands)
Trust preferred securities	$1,967	$66	$4,542	$3,189	$6,509	$3,255
Equity securities - banks	-	-	63	44	63	44

	$1,967	$66	$4,605	$3,233	$6,572	$3,299

          The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We consider the decline in value for four of the pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000 for the six months ended June 30, 2012. We did not record any additional OTTI during the three months ended June 30, 2012. We recorded net OTTI of $137,000 for both the three and six months ended June 30, 2011. See additional information on the pooled trust preferred securities in Note 8.

          The following shows the activity in OTTI related to credit losses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(dollars in thousands)
Balance at beginning of period	$9,190	$7,892	$8,730	$7,892
Additional OTTI taken for credit losses	-	137	460	137

Balance at end of period	$9,190	$8,029	$9,190	$8,029

          All of the remaining securities that are impaired are so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads since the time they were purchased. We have the intent to hold these debt securities to maturity, and, for debt and equity securities in a loss position, for the foreseeable future and do not intend, nor do we believe it is more likely than not, that we will be required to sell the securities before anticipated recovery. We expect these securities will be repaid in full, with no losses realized. As such, management considers the impairments to be temporary.

          At June 30, 2012, we held securities with an aggregate carrying value (fair value) of $37.5 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(4)	Loans Receivable and Allowance for Loan Losses

          Loans receivable are summarized as follows:

	June 30, 2012	December 31, 2011

	(dollars in thousands)
Commercial	$52,505	$47,518
Commercial mortgage	299,854	331,943
Commercial construction	52,879	54,433
Consumer construction	16,311	16,456
Residential mortgage	116,143	121,071
Consumer	121,970	129,227

Total loans	659,662	700,648
Unearned loan fees, net	1,133	1,103

	$660,795	$701,751

          Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $100,000 as of June 30, 2012 and $184,000 as of December 31, 2011.

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

          Information on the activity in transferred loans and related accretable yield is as follows for the three months ended June 30:

	Loan Balance		Accretable Yield		Total

	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Beginning balance	$12,117	$26,119	$47	$146	$12,070	$25,973
Loans transferred	226	978	-	-	226	978
Charge-offs	(213)	(302)	(6)	(6)	(207)	(296)
Payments/accretion	(1,257)	(12)	(5)	(30)	(1,252)	18

Ending balance	$10,873	$26,783	$36	$110	$10,837	$26,673

Information on the activity in transferred loans and related accretable yield is as follows for the six months ended June 30:

	Loan Balance		Accretable Yield		Total

	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Beginning balance	$14,008	$26,219	$266	$178	$13,742	$26,041
Loans transferred	342	978	-	-	342	978
Loans moved to real estate acquired through foreclosure	-	(83)	-	-	-	(83)
Charge-offs	(285)	(302)	(14)	(6)	(271)	(296)
Payments/accretion	(3,192)	(29)	(216)	(62)	(2,976)	33

Ending balance	$10,873	$26,783	$36	$110	$10,837	$26,673

          At June 30, 2012, we had pledged loans with a carrying value of $108.5 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

          To establish the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That percentage is then applied to the current period loan balances to determine the required reserve. That calculation determines the required allowance for loan loss level. We then apply additional loss multipliers to the different segments of loans to reflect various environmental factors. This amount is considered our unallocated reserve. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. In general, this impairment is included as part of the allocated allowance for loan losses for modified loans and is charged off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

          The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

	Three months ended June 30, 2012

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,778	$1,871	$1,857	$170	$2,650	$2,518	$1,677	$13,521
Charge-offs	-	(94)	-	-	-	(546)	-	(640)
Recoveries	-	612	-	-	384	73	-	1,069

Net recoveries (charge-offs)	-	518	-	-	384	(473)	-	429

Provision for (reversal of) loan losses	119	(827)	(179)	(40)	(1,530)	205	1,824	(428)

Ending Balance	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522

	Six months ended June 30, 2012

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(187)	(320)	(147)	(7)	(514)	(938)	-	(2,113)
Recoveries	-	612	52	-	420	178	-	1,262

Net (charge-offs) recoveries	(187)	292	(95)	(7)	(94)	(760)	-	(851)

Provision for (reversal of) loan losses	316	(741)	(36)	(19)	(1,113)	378	1,787	572

Ending Balance	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522

Ending balance - individually evaluated for impairment	$4	$31	$-	$-	$234	$-	$-	$269
Ending balance - collectively evaluated for impairment	2,893	1,531	1,678	130	1,270	2,250	3,501	13,253

	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522

Ending loan balance - individually evaluated for impairment	$3,757	$27,642	$17,148	$669	$17,934	$1,135		$68,285
Ending loan balance - collectively evaluated for impairment	48,870	272,139	35,690	15,479	98,239	122,093		592,510

	$52,627	$299,781	$52,838	$16,148	$116,173	$123,228		$660,795

	Three months ended June 30, 2011

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$163	$2,600	$1,772	$478	$3,166	$2,624	$3,294	$14,097
Charge-offs	(2,873)	(469)	(597)	-	(1,189)	(961)	-	(6,089)
Recoveries	-	168	-	-	7	152	-	327

Net charge-offs	(2,873)	(301)	(597)	-	(1,182)	(809)	-	(5,762)

Provision for (reversal of) loan losses	2,943	287	607	(118)	911	1,274	(124)	5,780

Ending Balance	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115

	Six months ended June 30, 2011

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs	(2,873)	(509)	(597)	(24)	(1,539)	(1,431)	-	(6,973)
Recoveries	-	168	-	-	14	211	-	393

Net charge-offs	(2,873)	(341)	(597)	(24)	(1,525)	(1,220)	-	(6,580)

Provision for (reversal of) loan losses	2,815	385	326	(433)	1,388	1,892	207	6,580

Ending Balance	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115

Ending balance - individually evaluated for impairment	$-	$82	$17	$-	$418	$-	$-	$517
Ending balance - collectively evaluated for impairment	233	2,504	1,765	360	2,477	3,089	3,170	13,598

	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115

Ending loan balance - individually evaluated for impairment	$1,563	$21,857	$12,724	$509	$22,184	$1,147		$59,984
Ending loan balance - collectively evaluated for impairment	60,291	307,608	40,715	21,003	105,309	141,701		676,627

	$61,854	$329,465	$53,439	$21,512	$127,493	$142,848		$736,611

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

High Credit Quality (“RR2”) – This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition. No commercial construction loans may carry this rating at inception. At June 30, 2012 and December 31, 2011, none of our loans carried this risk rating.

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

Doubtful (“RR9”) – Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At June 30, 2012 and December 31, 2011, none of our loans carried this risk rating.

Loss (“RR10”) – Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed three months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off. At June 30, 2012 and December 31, 2011, none of our loans carried this risk rating.

          The following table shows the credit quality breakdown of our commercial loan portfolio by class as of June 30, 2012 and December 31, 2011:

	Commercial		Commercial Mortgage		Consumer Construction		Commercial Construction		Total

	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
RR8	$4,464	$5,672	$22,708	$26,677	$16,014	$17,105	$-	$-	$43,186	$49,454
RR7	7,374	9,051	20,018	17,065	9,278	9,152	-	-	36,670	35,268
RR6	9,767	10,208	40,357	39,722	14,807	13,132	-	-	64,931	63,062
RR5	16,941	19,825	118,574	122,880	10,733	12,013	-	136	146,248	154,854
RR4	13,049	7,074	95,068	117,088	2,006	2,947	16,148	16,144	126,271	143,253
RR3	1,000	1,000	3,056	3,098	-	-	-	-	4,056	4,098
RR1	32	12	-	-	-	-	-	-	32	12

	$52,627	$52,842	$299,781	$326,530	$52,838	$54,349	$16,148	$16,280	$421,394	$450,001

          We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of June 30, 2012 and December 31, 2011:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total

	2012	2011	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Nonaccrual loans	$7,694	$7,585	$1,121	$905	$14	$-	$8,829	$8,490
Performing loans	108,479	113,534	102,579	108,539	19,514	21,187	230,572	243,260

	$116,173	$121,119	$103,700	$109,444	$19,528	$21,187	$239,401	$251,750

          The following tables show the aging of our loans receivable by class. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

As of June 30, 2012:
	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

	(dollars in thousands)
Commercial	$-	$203	$3,156	$3,359	$49,268	$52,627	$-
Commercial mortgage	834	2,024	15,610	18,468	281,313	299,781	-
Commercial construction	-	-	5,002	5,002	47,836	52,838	-
Consumer construction	124	-	669	793	15,355	16,148	-
Residential mortgage	3,949	2,017	7,694	13,660	102,513	116,173	-
Home equity and 2nd mortgage	2,171	783	1,121	4,075	99,625	103,700	-
Other consumer	51	143	14	208	19,320	19,528	-

	$7,129	$5,170	$33,266	$45,565	$615,230	$660,795	$-

As of December 31, 2011:
	31-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

	(dollars in thousands)
Commercial	$477	$-	$4,596	$5,073	$47,769	$52,842	$30
Commercial mortgage	12,630	4,116	18,227	34,973	291,557	326,530	1,272
Commercial construction	-	5,170	7,981	13,151	41,198	54,349	2,032
Consumer construction	306	-	956	1,262	15,018	16,280	238
Residential mortgage	6,266	-	10,085	16,351	104,768	121,119	2,500
Home equity and 2nd mortgage	3,203	251	1,142	4,596	104,848	109,444	237
Other consumer	283	137	7	427	20,760	21,187	7

	$23,165	$9,674	$42,994	$75,833	$625,918	$701,751	$6,316

          Impaired loans include nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”). The following tables show the breakout of impaired loans by class:

				Six Months Ended June 30,

	June 30, 2012			2012			2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge- Offs	Average Recorded Investment	Interest Income Recognized	Charge- Offs

	(dollars in thousands)
With no related allowance:
Commercial	$3,598	$3,598	$-	$4,330	$24	$187	$1,517	$10	$2,873
Commercial mortgage	$23,185	$23,185	$-	$22,911	$260	$320	$21,413	$189	$381
Commercial construction	$17,148	$17,148	$-	$13,571	$162	$147	$12,602	$66	$597
Consumer construction	$669	$669	$-	$654	$16	$7	$1,048	$1	$24
Residential mortgage	$10,231	$10,231	$-	$9,490	$186	$346	$11,316	$86	$1,090
Home equity & 2nd mortgage	$1,121	$1,121	$-	$1,014	$9	$938	$713	$2	$1,431
Other consumer	$14	$14	$-	$5	$1	$-	$224	$-	$-
With a related allowance:
Commercial	155	159	4	156	2	-	-	-	-
Commercial mortgage	4,426	4,457	31	4,705	68	-	3,614	48	128
Commercial construction	-	-	-	-	-	-	444	2	-
Consumer construction	-	-	-	-	-	-	52	3	-
Residential mortgage	7,469	7,703	234	7,459	142	168	12,274	259	449
Home equity & 2nd mortgage	-	-	-	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-	-	-	-
Total:
Commercial	$3,753	$3,757	$4	$4,486	$26	$187	$1,517	$10	$2,873
Commercial mortgage	$27,611	$27,642	$31	$27,616	$328	$320	$25,027	$237	$509
Commercial construction	$17,148	$17,148	$-	$13,571	$162	$147	$13,046	$68	$597
Consumer construction	$669	$669	$-	$654	$16	$7	$1,100	$4	$24
Residential mortgage	$17,700	$17,934	$234	$16,949	$328	$514	$23,590	$345	$1,539
Home equity & 2nd mortgage	$1,121	$1,121	$-	$1,014	$9	$938	$713	$2	$1,431
Consumer	$14	$14	$-	$5	$1	$-	$224	$-	$-

	December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$-
Commercial mortgage	$21,039	$21,039	$-
Commercial construction	$11,066	$11,066	$-
Consumer construction	$718	$718	$-
Residential mortgage	$8,723	$8,723	$-
Home equity & 2nd mortgage	$905	$905	$-
Other consumer	$-	$-	$-
With a related allowance:
Commercial	157	161	4
Commercial mortgage	5,249	5,306	57
Commercial construction	-	-	-
Consumer construction	-	-	-
Residential mortgage	9,075	9,297	222
Home equity & 2nd mortgage	-	-	-
Other consumer	-	-	-
Total:
Commercial	$4,961	$4,965	$4
Commercial mortgage	$26,288	$26,345	$57
Commercial construction	$11,066	$11,066	$-
Consumer construction	$718	$718	$-
Residential mortgage	$17,798	$18,020	$222
Home equity & 2nd mortgage	$905	$905	$-
Consumer	$-	$-	$-

          The following table shows loans in nonaccrual status by class:

	June 30,	December 31,	June 30,
	2012	2011	2011

	(dollars in thousands)
Commercial	$3,156	$4,566	$1,401
Commercial mortgage	15,610	16,955	17,099
Commercial construction	5,002	5,949	7,448
Consumer construction	669	718	509
Residential mortgage	7,694	7,585	10,955
Home equity and 2nd mortgage	1,121	905	340
Other consumer	14	-	671

	$33,266	$36,678	$38,423

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the six months ended June 30, 2012 and 2011 was approximately $1.4 million and $2.2 million, respectively, and the actual interest income recorded on such loans for the six months ended June 30, 2012 and 2011 was approximately $253,000 and $314,000, respectively.

          The following table shows the breakdown of TDRs by portfolio segment:

	June 30,	December 31,	June 30,
	2012	2011	2011

	(dollars in thousands)
Commercial	$606	$422	$162
Commercial mortgage	12,838	10,296	5,345
Commercial construction	12,247	5,221	5,629
Consumer construction	-	-	-
Residential mortgage	11,958	11,908	13,334
Home equity and 2nd mortgage	-	-	389
Other consumer	-	-	-

	$37,649	$27,847	$24,859

Nonaccrual TDRs (included in above totals)	$2,630	$2,506	$3,298

          The following table shows the breakdown of loans we modified during the three and six months ended June 30:

	Three Months Ended June 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	2	$211	$211	-	$-	$-
Commercial mortgage	2	566	574	-	-	-
Commercial construction	1	5,060	5,060	-	-	-
Residential mortgage	-	-	-	1	566	579

	5	$5,837	$5,845	1	$566	$579

	Six Months Ended June 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	2	$211	$211	1	$163	$163
Commercial mortgage	6	2,749	2,757	2	2,195	2,195
Commercial construction	2	7,093	7,093	-	-	-
Residential mortgage	1	863	863	1	566	579

	11	$10,916	$10,924	4	$2,924	$2,937

          The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

          During the six months ended June 30, 2012, the allowance for loan losses for TDRs was reduced by $14,000 ($26,000 for commercial mortgage, offset by an increase of $12,000 for residential mortgage). During the six months ended June 30, 2012, we charged-off $192,000 for two TDR residential mortgage loans and one TDR commercial mortgage loan and transferred two TDR residential mortgage loan in the amount of $516,000 to real estate acquired through foreclosure.

          The following table shows defaults during the stated period of modifications made during the previous year:

	Six Months Ended June 30,

	2012		2011

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

	(dollars in thousands)
Commercial	1	$22	$-	$-

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average quarterly assets. As of June 30, 2012 and December 31, 2011, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action.

          Our regulatory capital amounts and ratios as of June 30, 2012 and December 31, 2011 were as follows:

	Actual Amount		Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision

		Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
June 30, 2012:
Total capital (to risk-weighted assets):
Consolidated	$(15,009)	(1.8)%	$67,833	8.0%	$84,791	10.0%
Bank	53,588	6.3%	67,758	8.0%	84,698	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(15,009)	(1.8)%	33,916	4.0%	50,875	6.0%
Bank	42,939	5.1%	33,879	4.0%	50,819	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(15,009)	(1.3)%	47,021	4.0%	58,777	5.0%
Bank	42,939	3.7%	46,985	4.0%	58,732	5.0%

December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$(22,393)	(2.6)%	$68,242	8.0%	$85,302	10.0%
Bank	46,659	5.5%	68,243	8.0%	85,304	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	(22,393)	(2.6)%	34,121	4.0%	51,181	6.0%
Bank	35,935	4.2%	34,122	4.0%	51,183	6.0%
Tier 1 capital (to average quarterly assets):
Consolidated	(22,393)	(1.9)%	47,533	4.0%	59,416	5.0%
Bank	35,935	3.0%	47,468	4.0%	59,335	5.0%

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

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. As of June 30, 2012, we did not yet meet the requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to agreements with the Federal Reserve Bank (“FRB”) (the “FRB Agreements”), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB

Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2012, those capital ratios were (1.3)%, (1.8)%, and (1.8)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $151.4 million at June 30, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $247.1 million at June 30, 2012, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.

(6)	Stock Options and Warrants

          We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

          We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. As of June 30, 2012, all options and warrants are fully vested and all compensation expense related to currently outstanding options and warrants has been recognized.

          All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

          Information with respect to stock options and warrants is as follows for the six months ended June 30, 2012 and 2011:

	2012				2011

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of period	836,228	$7.98			930,228	$7.92
Forfeited/cancelled	(241,400)	12.40			(89,400)	2.63

Outstanding and exercisable at end of period	594,828	6.19	2.7	$-	840,828	8.02	3.2	$-

          There were no options or warrants granted or exercised during 2012 or 2011.

          Options and warrants outstanding are summarized as follows at June 30, 2012:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)

$1.09	18,348	3.0
1.15	347,826	2.7
4.15	11,200	5.8
5.41	2,754	5.5
5.70	19,500	5.7
9.86	1,350	0.3
11.68	53,250	0.5
11.95	600	0.6
13.00	700	0.8
13.33	7,300	4.8
13.52	3,000	0.8
16.67	4,800	2.8
16.70	1,800	3.3
16.95	2,300	1.3
17.45	17,250	3.5
17.77	71,850	2.6
18.20	4,950	1.8
18.38	17,650	1.5
18.94	2,350	4.4
19.30	6,050	3.8

	594,828

(7)	Income (Loss) Per Share

          Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed after adjusting the denominator of the basic income (loss) per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and six month periods ended June 30, 2012 and 2011, all options and warrants were antidilutive and excluded from the computations.

          Information relating to the calculation of income (loss) per common share is summarized as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Weighted-average share outstanding - basic and diluted	18,860,482	18,640,914	18,860,482	18,524,312

Net income (loss) (dollars in thousands)	$5,672	$(11,000)	$7,492	$(18,309)

Basic and diluted income (loss) per share	$0.30	$(0.59)	$0.40	$(0.99)

(8)	Fair Value of Financial Instruments

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

Financial Instruments Measured on a Recurring Basis

          The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	June 30, 2012

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income

	(dollars in thousands)
Securities:
Mortgage-backed securities	$3,609	$-	$3,609	$-	$-
Trust preferred securities	10,498	-	9,735	763	(460)	(1)
U.S. government agency notes	23,393	-	23,393	-	-
U.S. Treasury securities	2,036	-	2,036	-	-
Equity securities - banks	211	-	211	-	-
Equity securities - mutual funds	790	-	790	-	-

	$40,537	$-	$39,774	$763	$(460)

Warrants	$118	$-	$-	$118	$-
LHFS	247,118	-	247,118	-	2,774
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $314,778)	319,542	-	319,542	-	2,940
Forward contracts to sell mortgage-backed securities (notional amount of $180,970)	183,355	-	183,355	-	(6,863)

(1) Represents net OTTI charges taken on certain Level 3 securities

	December 31, 2011

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

	(dollars in thousands)
Securities:
Mortgage-backed securities	$1,959	$-	$1,959	$-	$-
Trust preferred securities	10,268	-	9,586	682	(838)	(1)
U.S. government agency notes	8,518	-	8,518	-	-
U.S. Treasury securities	1,004	-	1,004	-	-
Equity securities - banks	151	-	151	-	-
Equity securities - mutual funds	782	-	782	-	-

	$22,682	$-	$22,000	$682	$(838)

Warrants	$18	$-	$-	$18	$-
LHFS	182,992	-	182,992	-	4,164
IRLCs (notional amount of $138,075)	139,899	-	139,899	-	1,299
Forward contracts to sell mortgage-backed securities (notional amount of $102,250)	101,772	-	101,772	-	(7,527)

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

          As of June 30, 2012, $763,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which were pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective.

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

          The following table details the four Level 3 securities:

		Remaining Par Value				(2) Auction Call Date	(3) Index
			Current Rating/Outlook (1)
(dollars in thousands)	Class		Moody’s	Fitch	Maturity

ALESCO Preferred Funding VII	C-1	$ 1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Ca	D	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of June 30, 2012
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

          Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of June 30, 2012:

	Key Model Assumptions Used In Pricing

	Cumulative Default (1)	Deferrals Cured (2)	Credit MTM (3) (6)	Liquidity Premium (4)	Liquidity MTM Adj (5) (6)

ALESCO Preferred Funding VII	50.0%	4.2%	$28.19	12.00%	$25.64
ALESCO Preferred Funding XI	36.0%	4.7%	52.47	12.00%	41.96
MM Community Funding	72.0%	16.7%	14.93	12.00%	10.40
MM Community Funding IX	60.0%	18.5%	35.15	12.00%	30.94

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of June 30, 2012. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100

          Fair values were as follows:

	June 30, 2012		December 31, 2011

	Model Result (1)	Fair Value (in thousands)	Model Result (1)(2)	Fair Value (in thousands)

ALESCO Preferred Funding VII	$2.55	$26	$7.22	$72
ALESCO Preferred Funding XI	10.51	519	8.80	435
MM Community Funding	4.53	113	2.96	74
MM Community Funding IX	4.21	105	4.05	101

		$763		$682

(1) Price per $100
(2) Based on December 31, 2011 assumptions

          During 2012, we determined that OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000 for the six months ended June 30, 2012. No OTTI was recognized during the three months ended June 30, 2012. The credit loss that was charged to operating earnings totaled $137,000 for both the three and six months ended June 30, 2011.

Warrants

          As of June 30, 2012, outstanding warrants were classified as Level 3. The fair value of the warrants is primarily a function of the Company’s stock price. Changes in the price will create corresponding changes to the fair value of the warrants.

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2012 and 2011:

	2012		2011

	Securities	Warrants	Securities	MSRs	Warrants

	(dollars in thousands)
Balance at beginning of period	$720	$119	$1,051	$1,232	$266
MSR amortization	-	-	-	(58)	-
Change in fair value included in additional paid-in capital	-	(1)	-	-	(104)
Reduction due to transfer of servicing rights to NGFS	-	-	-	(1,174)	-
Total realized losses included in other comprehensive income (loss)	-	-	(137)	-	-
Total unrealized gains included in accumulated other comprehensive loss	43	-	45	-	-

Balance at end of period	$763	$118	$959	$-	$162

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and 2011:

	2012		2011

	Securities	Warrants	Securities	MSRs	Warrants

	(dollars in thousands)
Balance at beginning of period	$682	$18	$987	$1,309	$137
MSR amortization	-	-	-	(135)	-
Change in fair value included in additional paid-in capital	-	100	-	-	25
Reduction due to transfer of servicing rights to NGFS	-	-	-	(1,174)	-
Total realized losses included in other comprehensive income (loss)	(460)	-	(137)	-	-
Total unrealized gains included in accumulated other comprehensive loss	541	-	109	-	-

Balance at end of period	$763	$118	$959	$-	$162

          There were no transfers between any of Levels 1, 2, and 3 during either the three or six months ended June 30, 2012 or June 30, 2011.

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

	June 30, 2012

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Impaired loans	$68,285	$-	$-	$68,285
Real estate acquired through foreclosure	22,433	-	-	22,433

	December 31, 2011

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Impaired loans	$62,019	$-	$-	$62,019
Real estate acquired through foreclosure	25,235	-	-	25,235

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

          For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the allowance for loan losses is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure. Total impaired loans had a carrying value of $68.3 million and $62.0 million as of June 30, 2012 and December 31, 2011, respectively, with allocated reserves of $269,000 and $283,000 as of June 30, 2012 and December 31, 2011, respectively.

Real Estate Acquired Through Foreclosure

          We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $22.4 million as of June 30, 2012 and $25.2 million as of December 31, 2011. During 2012, we added $4.6 million to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $941,000. We disposed of $6.5 million of foreclosed properties during 2012.

All Financial Instruments

          The carrying value and estimated fair value of financial instruments are summarized in the following table. The descriptions of the fair value calculations for AFS securities and warrants are included in the discussions above.

	June 30, 2012

	Carrying Value	Fair Value

		Level 1	Level 2	Level 3	Total

	(dollars in thousands)
Assets:
Cash and cash equivalents	$151,392	$151,392	$-	$-	$151,392
AFS securities	40,537	-	39,774	763	40,537
LHFS	247,118	-	247,118	-	247,118
Loans receivable	660,795	-	592,314	68,285	660,599
Restricted stock investments	6,886	6,886	-	-	6,886
Liabilities:
Deposits	1,046,824	-	1,057,231	-	1,057,231
Long- and short-term borrowings	121,329	-	123,241	-	123,241
Junior subordinated deferrable interest debentures	52,068	-	36,333	-	36,333
Warrants	118	-	-	118	118
Off Balance Sheet Items:
IRLCs	319,542	-	319,542	-	319,542
Forward contracts to sell mortgage-backed securities	183,355	-	183,355	-	183,355

	December 31, 2011

	Carrying Value	Fair Value

		Level 1	Level 2	Level 3	Total

	(dollars in thousands)
Assets:
Cash and cash equivalents	$148,789	$148,789	$-	$-	$148,789
AFS securities	22,682	-	22,000	682	22,682
LHFS	182,992	-	182,992	-	182,992
Loans receivable	701,751	-	641,354	62,019	703,373
Restricted stock investments	7,085	7,085	-	-	7,085
Liabilities:
Deposits	1,014,760	-	1,027,354	-	1,027,354
Long- and short-term borrowings	121,679	-	122,717	-	122,717
Junior subordinated deferrable interest debentures	52,068	-	36,902	-	36,902
Warrants	18	-	-	18	18
Off Balance Sheet Items:
IRLCs	139,899	-	139,899	-	139,899
Forward contracts to sell mortgage-backed securities	101,772	-	101,772	-	101,772

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

          The following tables present certain information regarding our business segments:

Six months ended June 30, 2012:

	Commercial and Consumer Banking	Mortgage- Banking	Total

	(dollars in thousands)
Interest income	$19,190	$3,598	$22,788
Interest expense	6,578	1,298	7,876

Net interest income	12,612	2,300	14,912
Provision for loan losses	572	-	572

Net interest income after provision for loan losses	12,040	2,300	14,340
Noninterest income	3,148	20,066	23,214
Noninterest expense	24,824	5,443	30,267
Net intersegment income	759	(759)	-

Net (loss) income before income taxes	$(8,877)	$16,164	$7,287

Total assets	$974,973	$247,118	$1,222,091

Six months ended June 30, 2011:

	Commercial and Consumer Banking	Mortgage- Banking	Total

	(dollars in thousands)
Interest income	$22,526	$1,315	$23,841
Interest expense	9,827	559	10,386

Net interest income	12,699	756	13,455
Provision for loan losses	6,580	-	6,580

Net interest income after provision for loan losses	6,119	756	6,875
Noninterest income	4,474	3,333	7,807
Noninterest expense	28,932	4,059	32,991
Net intersegment income	1,138	(1,138)	-

Net loss before income taxes	$(17,201)	$(1,108)	$(18,309)

Total assets	$1,099,822	$64,205	$1,164,027

(10)	Recent Accounting Pronouncements

Pronouncement Adopted

          In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income, and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The Company adopted this pronouncement during the first quarter of 2012.

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

The Company

          First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”). The Company had over 530 employees (approximately 522 full-time equivalent employees) as of June 30, 2012.

          The Bank, with assets of $1.2 billion as of June 30, 2012, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

          First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $247.1 million and $183.0 million as of June 30, 2012 and December 31, 2011, respectively, and generated revenue of $23.7 million and $4.6 million, respectively, for the six months ended June 30, 2012 and 2011. They recognized income before income taxes of $16.2 million during the six months ended June 30, 2012 and a loss before income taxes of $1.1 million during the six months ended June 30, 2011. Origination volume during the six months ended June 30, 2012 and 2011 was $1.0 billion and $398.6 million, respectively.

During 2012, 51% of the originations were made in the state of Maryland, 15% in the immediately surrounding states and Washington, DC., and the remaining 34% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 9 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

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

Impairment

          We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans consist of nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”). We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value (“LTV”) ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans, collectively for impairment.

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

Nonaccrual status

          For smaller noncommercial loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For all commercial loans, larger loans, and certain mortgage loans, management applies Financial Accounting Standards Board (“FASB”) guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward. When a loan is partially charged off, the remaining balance remains in nonaccrual status.

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

          Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2012 and December 31, 2011, we maintained a valuation allowance against the full amount of our deferred tax assets. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

          We recognize interest and penalties related to income tax matters in income tax expense.

Financial Condition

          Total assets remained stable at $1.2 billion at both June 30, 2012 and December 31, 2011. Earning assets increased $25.5 million, or 2.6%, to $984.6 million at June 30, 2012 from $959.1 million at December 31, 2011 primarily due to mortgage-banking operations and the resultant $64.1 million increase in loans held for sale (“LHFS”). Deposits increased $32.1 million and our stockholders’ deficit decreased by $8.3 million.

Securities

          We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $40.5 million and $22.7 million, respectively, in securities classified as AFS as of June 30, 2012 and December 31, 2011.

          Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. For the six months ended June 30, 2012, we determined that OTTI had occurred with respect to our pooled trust preferred securities portfolio in the amount of $460,000.

          The trust preferred securities we hold in our securities portfolio were issued by other banks, bank holding companies, and insurance companies. As mentioned above, certain of these securities have experienced declines in credit ratings from credit rating firms, which have devalued these specific securities. While some of these issuers have reported weaker financial performance since acquisition of these securities, in management’s opinion, they continue to possess acceptable credit risk. We monitor the actual default rates and interest deferrals for possible losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment.

          All of the remaining securities that are impaired are so due to declines in fair values resulting from changes in interest rates or increased credit/liquidity spreads compared to the time they were purchased. We have the intent to hold these securities to maturity and it is more likely than not that we will not be required to sell the securities before recovery of value. As such, management considers the impairments to be temporary.

          Our AFS securities portfolio composition is as follows:

	June 30, 2012	December 31, 2011

	(dollars in thousands)
Mortgage-backed securities	$3,609	$1,959
Trust preferred securities	10,498	10,268
U.S. government agency notes	23,393	8,518
U.S. Treasury securities	2,036	1,004
Equity securities - banks	211	151
Equity securities - mutual funds	790	782

	$40,537	$22,682

LHFS

          We originate residential mortgage loans for sale on the secondary market. At June 30, 2012 and December 31, 2011, such LHFS, which are carried at fair value, amounted to $247.1 million and $183.0 million, respectively.

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

          Prior to January 1, 2008, we used investor contracts that contained early payment default clauses that required us to repurchase and “make-whole” requests on loans sold prior to that date. We experienced losses on loans closed prior to 2008 due to borrower loan payment default. After January 1, 2008, we revised our contract and terms process to include the elimination of early payment default as a risk factor in the majority of our investor contracts and resulting loan sales. The most common reason for a loan repurchase for loans sold since January 1, 2008 is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $435,000 during the six months ended June 30, 2011. We did not repurchase any loans in 2012. Our reserve for potential repurchases was $602,000 and $660,000 as of June 30, 2012 and December 31, 2011, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

          Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

          The following table sets forth the composition of our loan portfolio:

	June 30, 2012	Percent of Total	December 31, 2011	Percent of Total

	(dollars in thousands)
Commercial	$52,627	8.0%	$52,842	7.5%
Commercial mortgage	299,781	45.4%	326,530	46.5%
Commercial construction	52,838	8.0%	54,349	7.8%
Consumer construction	16,148	2.4%	16,280	2.3%
Residential mortgage	116,173	17.6%	121,119	17.3%
Consumer	123,228	18.6%	130,631	18.6%

Total loans	$660,795	100.0%	$701,751	100.0%

          Total loans decreased $41.0 million during 2012. We experienced lower balances in all loan types. We remained focused on improving asset quality to improve our capital ratios. In addition, we experienced a decline in portfolio loan origination activity during 2012.

Commercial Construction Portfolio

          Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the June 30, 2012 total included above, $21.3 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan segments) during 2011 and 2012 due to overall weakness in the residential housing sector.

          The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

	(dollars in thousands)
Raw residential land	$5,896	$5,931
Residential subdivisions	4,059	4,171
Single residential lots	2,331	3,005
Single family construction	1,996	3,351
Townhome construction	92	209
Multi-family unit construction	6,896	5,561

	$21,270	$22,228

Transferred Loans

          In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $10.4 million in first-lien mortgage loans and $457,000 in second-lien mortgage loans that were transferred from LHFS to our mortgage and consumer loan portfolios at June 30, 2012.

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

          For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of June 30, 2012, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

          See our charge-off policies under “Critical Accounting Policies – Loans – Allowance for loan losses” above.

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

          Consumer Construction – loan-specific and portfolio risks related to consumer construction loans to builders and ultimate homeowners carry the same loan-specific and portfolio risks as commercial construction loans as described above.

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

Consumer

          Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals. The risks associated with each portfolio class are as follows:

          Residential Mortgage, Home Equity, and 2nd Mortgage – The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn, and the risk that property values determined through appraisals are not reflective of the true property values. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

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

          Generally, consumer loans are segregated into homogeneous pools with similar risk characteristics. We do not individually grade consumer loans. Such loans are classified as performing or nonperforming. Trends such as delinquency and loss and current economic conditions in consumer loan pools are analyzed and historical loss experience is adjusted accordingly. Quantitative and qualitative adjustment factors for the different consumer portfolios are consistent with those for the commercial portfolios.

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

          In calculating the range of unallocated reserves to be included in our allowance calculation, we apply a range of basis points to the respective portfolios for environmental factors. Each of these factors is evaluated quarterly. The bottom range would be zero. The top range consists of the basis points shown below for the respective portfolios as of both June 30, 2012 and December 31, 2011. The actual unallocated portion of the allowance has been within this estimated range.

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer

	(presented in basis points)
Concentration of credit and changes in level of concentration	-	5	5	8	10	-
Nature and volume of portfolio	-	25	25	4	4	-
Trends of past due and classified loans	1	9	9	8	8	-
Economic factors	24	24	24	9	9	43
Value of underlying collateral for collateral dependent loans	-	21	21	21	21	5

	25	84	84	50	52	48

          We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

          See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

          The following table summarizes the activity in our allowance for loan losses by portfolio segment for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(dollars in thousands)
Allowance for loan losses, beginning of period	$13,521	$14,097	$13,801	$14,115
Charge-offs:
Commercial	-	(2,873)	(187)	(2,873)
Commercial mortgage	(94)	(469)	(320)	(509)
Commercial construction	-	(597)	(147)	(597)
Consumer construction	-	-	(7)	(24)
Residential mortgage	-	(1,189)	(514)	(1,539)
Consumer	(546)	(961)	(938)	(1,431)

Total charge-offs	(640)	(6,089)	(2,113)	(6,973)

Recoveries:
Commercial	-	-	-	-
Commercial mortgage	612	168	612	168
Commercial construction	-	-	52	-
Consumer construction	-	-	-	-
Residential mortgage	384	7	420	14
Consumer	73	152	178	211

Total recoveries	1,069	327	1,262	393

Net recoveries (charge-offs)	429	(5,762)	(851)	(6,580)

(Reversal of) provision for loan losses	(428)	5,780	572	6,580

Allowance for loan losses, end of period	$13,522	$14,115	$13,522	$14,115

Loans (net of premiums and discounts):
Period-end balance	$660,795	$736,611	$660,795	$736,611
Average balance during period	668,996	751,440	683,136	773,447
Allowance as a percentage of period-end loan balance	2.05%	1.92%	2.05%	1.92%
Percent of average loans:
(Reversal of) provision for loan losses	(0.26)%	3.09%	0.17%	1.72%
Net (recoveries) charge-offs	(0.26)%	3.08%	0.25%	1.72%

          The following table summarizes our allocation of allowance by loan segment:

	June 30, 2012		December 31, 2011

	Amount	Percent of Total	Amount	Percent of Total

	(dollars in thousands)
Commercial	$2,897	21.4%	$2,768	20.1%
Commercial mortgage	1,562	11.6%	2,011	14.6%
Commercial construction	1,678	12.4%	1,809	13.1%
Consumer construction	130	1.0%	156	1.1%
Residential mortgage	1,504	11.1%	2,711	19.6%
Consumer	2,250	16.6%	2,632	19.1%
Unallocated	3,501	25.9%	1,714	12.4%

Total	$13,522	100.0%	$13,801	100.0%

          Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $13.5 million at June 30, 2012 and $13.8 million as of December 31, 2011. Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2012, included an increase in the allowance for commercial loans and an increase in the unallocated portion of the allowance. Decreases in the allowance allocated to the remaining portfolio segments are a reflection of the decreases in the corresponding loan balances as well as improvement in the portfolio quality. We reduced the level of nonperforming assets (“NPAs”) and delinquencies and benefitted from a stabilizing economy and real estate market in 2012.

          The provision for loan losses recognized to maintain the allowance was $572,000 for the six months ended June 30, 2012, compared to $6.6 million for the six months ended June 30, 2011. We provided $5.8 million for loan losses during the three months ended June 30, 2011 compared to a reversal of provision of $428,000 for the three months ended June 30, 2012. We recorded net charge-offs of $851,000 during 2012 compared to net charge-offs of $6.6 million during 2011. During 2012, net charge-offs as compared to average loans outstanding decreased to 0.25%, compared to 1.72% during 2011. We generally record a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated portion of the allowance for loan losses (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three and six months ended June 30, 2012 amounted to $173,000 and $774,000, respectively. Total partial charge-offs of nonaccrual loans for the three and six months ended June 30, 2011 amounted to $934,000 and $1.4 million, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three and six months ended June 30, 2012 was $1.2 million and $3.4 million, respectively, and the total amount of nonaccrual loans for which we recorded partial charge-offs for the three and six months ended June 30, 2011 was $7.7 million and $15.2 million, respectively.

          Our allowance as a percentage of outstanding loans has increased from 1.97% as of December 31, 2011 to 2.05% as of June 30, 2012, reflecting the changes in our loss estimates and the results of the application of our loss estimate methodology.

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

          Management believes the allowance for loan losses is adequate as of June 30, 2012 and is sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

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

          As part of our asset monitoring activities, we maintain a Workout Committee that meets three times per month. During these

Workout Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed weekly to senior management and is also discussed and reviewed at the Workout Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date. Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

          NPAs, expressed as a percentage of total assets, totaled 4.6% at June 30, 2012, 5.3% at December 31, 2011 and 5.7% at June 30, 2011. The ratio of allowance for loan losses to nonperforming loans was 40.6% at June 30, 2012, 37.6% at December 31, 2011, and 36.7% at June 30, 2011. The increase in this ratio from December 31, 2011 to June 30, 2012 was primarily due to the decrease in the amount of nonperforming loans.

          The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	June 30, 2012	December 31, 2011	June 30, 2011

	(dollars in thousands)
Nonaccruing loans:
Commercial	$3,156	$4,566	$1,401
Commercial mortgage	15,610	16,955	17,099
Commercial construction	5,002	5,949	7,448
Consumer construction	669	718	509
Other residential mortgage	7,694	7,585	10,955
Other consumer	1,135	905	1,011

	33,266	36,678	38,423

Real estate acquired through foreclosure:
Commercial	1,451	83	83
Commercial mortgage	9,309	10,555	10,151
Commercial construction	5,614	6,174	7,499
Consumer construction	230	2,768	3,129
Other residential mortgage	5,739	5,655	6,227
Other consumer	90	-	977

	22,433	25,235	28,066

Total NPAs	$55,699	$61,913	$66,489

Loans past-due 90 days or more and accruing:
Commercial	$-	$30	$124
Commercial mortgage	-	1,272	5,476
Commercial construction	-	2,032	104
Consumer construction	-	238	123
Other residential mortgage	-	2,500	712
Other consumer	-	244	192

	$-	$6,316	$6,731

          Nonaccrual loans decreased $3.4 million from December 31, 2011 to $33.3 million at June 30, 2012. The commercial loan nonaccrual balance consisted of 14 loans, with the largest balance amounting to $828,000. Four loans in the amount of $267,000 were placed in nonaccrual status during 2012. All of the remaining nonaccrual commercial loans were in nonaccrual status as of December 31, 2011. Of the $4.6 million in nonaccrual commercial loans as of December 31, 2011, two loans for a total of $1.4 million were transferred to real estate acquired through foreclosure and one loan in the amount of $37,000 was paid off during the first half of 2012.

          The commercial mortgage loan nonaccrual balance consisted of 35 loans, with the largest balance amounting to $3.3 million. We placed 11 of the currently nonaccrual commercial mortgage loans totaling $4.8 million in nonaccrual status in 2012. Of the balance at December 31, 2011, $1.9 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during the first half of 2012, $3.8 million were paid off, and $261,000 were charged off.

          The commercial construction nonaccrual balance consisted of eight loans, with the largest balance amounting to $3.4 million. All but $3,000 of the nonaccrual commercial construction loans were in nonaccrual status as of December 31, 2011. Of the $5.9 million in commercial construction loans in nonaccrual status as of December 31, 2011, $317,000 were paid off during the first half of

2012 and $266,000 were charged off.

          The consumer construction nonaccrual balance consisted of four loans in the amount of $669,000, two of which ($423,000) were placed in nonaccrual status during 2012. Of the $718,000 in consumer construction loans in nonaccrual status at December 31, 2011, two loans in the amount of $332,000 were transferred to real estate acquired through foreclosure during the first half of 2012 and one loan for $128,000 was paid off.

          The residential mortgage nonaccrual balance consisted of 32 loans, with the largest balance amounting to $835,000. We placed $1.7 million of these loans in nonaccrual status during the six months ended June 30, 2012. Of the $7.6 million balance of nonaccrual residential mortgage loans at December 31, 2011, we transferred $764,000 to real estate acquired through foreclosure, received pay-offs of $355,000, and charged off $157,000 during the first half of 2012.

          The consumer loan nonaccrual balance consisted of ten loans, six of which were placed in nonaccrual status during 2012. These loans are well secured and we have determined that they do not require charge-off as of June 30, 2012.

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the six months ended June 30, 2012 and 2011 was approximately $1.4 million and $2.2 million, respectively, and the actual interest income recorded on such loans for the six months ended June 30, 2012 and 2011 was approximately $253,000 and $314,000, respectively.

          Real estate acquired through foreclosure decreased $2.8 million when compared to December 31, 2011, with increases in the commercial and residential mortgage loan segments. We transferred $1.4 million in commercial loans and $1.0 million in residential mortgage loans to real estate acquired through foreclosure during the six months ended June 30, 2012. The decreases in the remaining loan segments were due to resolution of the properties through foreclosure sales or buyouts.

          The activity in our real estate acquired through foreclosure was as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(dollars in thousands)
Balance at beginning of period	$25,531	$28,317	$25,235	$21,185
Real estate acquired in satisfaction of loans	2,095	4,594	4,650	14,205
Write-downs and losses on real estate acquired through foreclosure	(185)	(817)	(941)	(2,486)
Proceeds from sales of real estate acquired through foreclosure	(5,008)	(4,800)	(6,511)	(5,610)
Additional funds disbursed on real estate acquired through foreclosure	-	772	-	772

Balance at end of period	$22,433	$28,066	$22,433	$28,066

          As of June 30, 2012, we did not have any loans 90 days delinquent and accruing (loans that are well secured and in the process of collection). We held $6.3 million in such loans at December 31, 2011.

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

          The composition of our TDRs is illustrated in the following table at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

	(dollars in thousands)
Commercial:
Nonaccrual	$6	$22
90 days or more and accruing	$-	$-
< 90 days past due/current	$600	$400

	606	422

Commercial mortgage:
Nonaccrual	806	907
90 days or more and accruing	-	-
< 90 days past due/current	12,032	9,389

	12,838	10,296

Commercial construction:
Nonaccrual	101	103
90 days or more and accruing	-	-
< 90 days past due/current	12,146	5,118

	12,247	5,221

Consumer construction:
Nonaccrual	-	-
90 days or more and accruing	-	-
< 90 days past due/current	-	-

	-	-

Residential mortgage:
Nonaccrual	1,717	1,474
90 days or more and accruing	-	2,164
< 90 days past due/current	10,241	8,270

	11,958	11,908

Consumer:
Nonaccrual	-	-
90 days or more and accruing	-	-
< 90 days past due/current	-	-

	-	-

Totals:
Nonaccrual	$2,630	$2,506
90 days or more and accruing	$-	$2,164
< 90 days past due/current	$35,019	$23,177

	$37,649	$27,847

          The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $1.6 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively. The actual interest income recorded on these loans for the six months ended June 30, 2012 and 2011 was $661,000 and $449,000, respectively.

          The following table shows the breakdown of loans modified during the three and six months ended June 30:

	Three Months Ended June 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	2	$211	$211	-	$-	$-
Commercial mortgage	2	566	574	-	-	-
Commercial construction	1	5,060	5,060	-	-	-
Residential mortgage	-	-	-	1	566	579

	5	$5,837	$5,845	1	$566	$579

	Six Months Ended June 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	2	$211	$211	1	$163	$163
Commercial mortgage	6	2,749	2,757	2	2,195	2,195
Commercial construction	2	7,093	7,093	-	-	-
Residential mortgage	1	863	863	1	566	579

	11	$10,916	$10,924	4	$2,924	$2,937

Impaired Loans

          The following tables show the breakout of impaired loans by class:

				Six Months Ended June 30,

	June 30, 2012			2012			2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge- Offs	Average Recorded Investment	Interest Income Recognized	Charge- Offs

	(dollars in thousands)
With no related allowance:
Commercial	$3,598	$3,598	$-	$4,330	$24	$187	$1,517	$10	$2,873
Commercial mortgage	$23,185	$23,185	$-	$22,911	$260	$320	$21,413	$189	$381
Commercial construction	$17,148	$17,148	$-	$13,571	$162	$147	$12,602	$66	$597
Consumer construction	$669	$669	$-	$654	$16	$7	$1,048	$1	$24
Residential mortgage	$10,231	$10,231	$-	$9,490	$186	$346	$11,316	$86	$1,090
Home equity & 2nd mortgage	$1,121	$1,121	$-	$1,014	$9	$938	$713	$2	$1,431
Other consumer	$14	$14	$-	$5	$1	$-	$224	$-	$-
With a related allowance:
Commercial	155	159	4	156	2	-	-	-	-
Commercial mortgage	4,426	4,457	31	4,705	68	-	3,614	48	128
Commercial construction	-	-	-	-	-	-	444	2	-
Consumer construction	-	-	-	-	-	-	52	3	-
Residential mortgage	7,469	7,703	234	7,459	142	168	12,274	259	449
Home equity & 2nd mortgage	-	-	-	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-	-	-	-
Total:
Commercial	$3,753	$3,757	$4	$4,486	$26	$187	$1,517	$10	$2,873
Commercial mortgage	$27,611	$27,642	$31	$27,616	$328	$320	$25,027	$237	$509
Commercial construction	$17,148	$17,148	$-	$13,571	$162	$147	$13,046	$68	$597
Consumer construction	$669	$669	$-	$654	$16	$7	$1,100	$4	$24
Residential mortgage	$17,700	$17,934	$234	$16,949	$328	$514	$23,590	$345	$1,539
Home equity & 2nd mortgage	$1,121	$1,121	$-	$1,014	$9	$938	$713	$2	$1,431
Consumer	$14	$14	$-	$5	$1	$-	$224	$-	$-

	December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$-
Commercial mortgage	$21,039	$21,039	$-
Commercial construction	$11,066	$11,066	$-
Consumer construction	$718	$718	$-
Residential mortgage	$8,723	$8,723	$-
Home equity & 2nd mortgage	$905	$905	$-
Other consumer	$-	$-	$-
With a related allowance:
Commercial	157	161	4
Commercial mortgage	5,249	5,306	57
Commercial construction	-	-	-
Consumer construction	-	-	-
Residential mortgage	9,075	9,297	222
Home equity & 2nd mortgage	-	-	-
Other consumer	-	-	-
Total:
Commercial	$4,961	$4,965	$4
Commercial mortgage	$26,288	$26,345	$57
Commercial construction	$11,066	$11,066	$-
Consumer construction	$718	$718	$-
Residential mortgage	$17,798	$18,020	$222
Home equity & 2nd mortgage	$905	$905	$-
Consumer	$-	$-	$-

          Not all of the loans newly classified as impaired since December 31, 2011 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

          Deposits were $1.0 billion at both June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012, we experienced increases in all deposit types except for noninterest-bearing deposits. We also experienced a change in the mix of deposits. The deposit breakdown is as follows:

	June 30,		December 31, 2011

	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
NOW & money market	$150,204	14.3%	$131,126	12.9%
Savings	59,543	5.7%	54,977	5.4%
Time	737,501	70.5%	728,354	71.8%

Total interest-bearing deposits	947,248	90.5%	914,457	90.1%
Noninterest-bearing demand deposits	99,576	9.5%	100,303	9.9%

Total deposits	$1,046,824	100.0%	$1,014,760	100.0%

          Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year. As of June 30, 2012 and December 31, 2011, our core deposits increased to $398.0 million at June 30, 2012 compared to $361.2 million at December 31, 2011. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

          Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at June 30, 2012 and December 31, 2011. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

          The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At June 30, 2012, our total available credit line with the FHLB was $117.9 million. Our outstanding FHLB advance balance at both June 30, 2012 and December 31, 2011 was $111.0 million.

          Long-term borrowings, which totaled $73.6 million at June 30, 2012 and $73.7 million at December 31, 2011, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. We held $65.0 million in long-term FHLB advances at both June 30, 2012 and December 31, 2011 and $8.6 million and $8.7 million at June 30, 2012 and December 31, 2011, respectively, in a mortgage loan.

          Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings decreased from $48.0 million at December 31, 2011 to $47.7 million at June 30, 2012. We held $46.0 million in short-term FHLB advances at both June 30, 2012 and December 31, 2011.

          In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp. The debentures are the sole assets of the Trusts. Aggregate debentures outstanding as of both June 30, 2012 and December 31, 2011 totaled $52.1 million.

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

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At June 30, 2012, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

Capital Resources

          Our stockholders’ deficit improved by $8.3 million in 2012 to a deficit of $17.1 million from a deficit of $25.4 million as of December 31, 2011.

          Common stock and additional paid-in-capital decreased by $111,000 due primarily to the change in the fair value of the warrants. Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, decreased by $911,000. Retained deficit decreased by our 2012 net income of $7.5 million.

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

          We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. As of June 30, 2012 and December 31, 2011, the Bank was “undercapitalized” and “significantly undercapitalized,” respectively under the regulatory framework for prompt corrective action.

          The regulatory capital ratios are shown below:

	June 30, 2012	December 31, 2011	Minimum Regulatory Requirements

Regulatory capital ratios:
Leverage:
Consolidated	(1.3)%	(1.9)%	4.0%
Bank	3.7%	3.0%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	(1.8)%	(2.6)%	4.0%
Bank	5.1%	4.2%	4.0%
Total capital to risk-weighted assets:
Consolidated	(1.8)%	(2.6)%	8.0%
Bank	6.3%	5.5%	8.0%

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2011. As of June 30, 2012, we did not yet meet the requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to Federal Reserve Bank (“FRB”) Agreements (the “FRB Agreements”), which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2012, those capital ratios were (1.3)%, (1.8)%, and (1.8)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Results of Operations

Net Income (Loss)

Three Months Ended June 30:

          For the three months ended June 30, 2012, we realized net income of $5.7 million compared to a net loss of $11.0 million for the three month period ended June 30, 2011. Basic and diluted earnings per share for 2012 totaled $0.30 and basic and diluted losses per share totaled $(0.59) for 2011.

Six Months Ended June 30:

          For the six months ended June 30, 2012, we realized net income of $7.5 million compared to a net loss of $18.3 million for the six month period ended June 30, 2011. Basic and diluted earnings per share for 2012 totaled $0.40 and basic and diluted losses per share totaled $(0.99) for 2011.

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

Three Months Ended June 30:

          Net interest income for the second quarter of 2012 totaled $7.3 million, an increase of $697,000 from $6.7 million for the three months ended June 30, 2011. The increase in net interest income during 2012 was primarily a result of the decrease in the rates paid on interest-bearing liabilities. Our net interest margin increased to 3.07% from 2.86%.

Interest Income

          Total interest income decreased by $482,000 for the three months ended June 30, 2012 due primarily to the decreased yield on interest-earning assets. We experienced decreased yields on all of our loan segments (which are the primary interest revenue generators) during 2012 due to a lower rate environment. We also experienced decreased average balances in all loan segments during the second quarter of 2012 as we continued our efforts to improve asset quality.

          Yields on earning assets continue to be affected by the level of NPAs, corresponding interest reversals for NPAs (in addition to the decreased volume), and higher market values of LHFS (therefore, lower yields), contributing to the decreased yield of 4.69% for the three months ended June 30, 2012 compared to 5.04% for the three months ended June 30, 2011.

          Average LHFS increased $151.0 million due to higher origination volumes. Average securities decreased by $43.4 million.

Interest Expense

          Interest expense decreased by $1.2 million as a result of the decrease in the average rate paid on interest-bearing liabilities, from 1.83% for the three months ended June 30, 2011 to 1.42% for the three months ended June 30, 2012. We also experienced a $19.5 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 1.77% in 2011 to 1.27% in 2012 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity.

          Average interest-bearing deposits decreased by $23.0 million due primarily to maturities of time deposits. Those decreases were due primarily to customers moving funds around between account types and out of the Bank entirely in search of favorable rates. We experienced an increase in the costs of borrowed funds from 2.16% for the three months ended June 30, 2011 to 2.21% for the three months ended June 30, 2012.

Six Months Ended June 30:

          Net interest income for the six months ended June 30, 2012 totaled $14.9 million, an increase of $1.5 million from $13.5 million for the six months ended June 30, 2011. The increase in net interest income during the six months ended June 30, 2012 was primarily a result of the decrease in the rates paid on interest-bearing liabilities. Our net interest margin increased to 3.11% from 2.85%.

Interest Income

          Total interest income decreased by $1.1 million for the six months ended June 30, 2012 due primarily to the decreased volume of interest-earning assets. We experienced decreased average balances in all loan segments during 2012. In addition to our efforts to improve quality, our loan portfolio has also declined due to a weak (albeit improving) real estate market.

          The yield on interest-earning assets decreased from 5.09% for the six months ended June 30, 2011 to 4.77% for the six months ended June 30, 2012 due to the lower interest-earning asset volume, the lower rate environment, interest reversals on NPAs, and a higher mix of LHFS, which carried lower rates than portfolio loans.

          Average LHFS increased $130.2 million, due to higher origination volumes. Average securities decreased by $27.3 million.

Interest Expense

          Interest expense decreased by $2.5 million as a result of the decrease in the average rate paid on interest-bearing liabilities, from 1.84% for the six months ended June 30, 2011 to 1.46% for the six months ended June 30, 2012. We also experienced a $53.4 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 1.79% in 2011 to 1.32% in 2012 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity

          Average interest-bearing deposits decreased by $57.8 million due primarily to maturities of time deposits as customers moved funds around between account types and out of the Bank entirely in search of favorable rates. We experienced an increase in the costs of borrowed funds from 2.13% for the six months ended June 30, 2011 to 2.21% for the six months ended June 30, 2012.

          The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30,

	2012			2011

	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$51,706	$646	4.94%	$65,226	$911	5.52%
Commercial mortgage	306,197	4,505	5.82%	332,438	5,030	5.99%
Commercial construction	53,150	722	5.38%	55,752	760	5.39%
Consumer construction	16,682	156	3.74%	21,652	238	4.42%
Residential mortgage	115,855	1,512	5.22%	132,609	1,758	5.30%
Consumer	125,406	1,335	4.28%	143,763	1,652	4.60%

Total loans	668,996	8,876	5.27%	751,440	10,349	5.47%
LHFS	205,126	1,919	3.74%	54,120	597	4.41%
AFS securities	31,149	305	3.92%	74,544	559	3.00%
Interest-bearing deposits	34,589	70	0.80%	32,504	147	1.81%
Restricted stock investments, at cost	6,967	-	-	7,047	-	-

Total earning assets	946,827	11,170	4.69%	919,655	11,652	5.04%

Allowance for loan losses	(13,741)			(13,984)
Cash and other nonearning assets	242,445			306,781

Total assets	$1,175,531	11,170		$1,212,452	11,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$5,910	14	0.97%	$5,940	9	0.58%
Savings	59,421	29	0.20%	59,348	30	0.20%
Money market	135,487	180	0.54%	127,863	172	0.49%
Time	705,072	2,648	1.51%	735,738	3,877	2.11%

Total interest-bearing deposits	905,890	2,871	1.27%	928,889	4,088	1.77%
Borrowings	173,184	952	2.21%	169,698	914	2.16%

Total interest-bearing liabilities	1,079,074	3,823	1.42%	1,098,587	5,002	1.83%

Noninterest-bearing demand deposits	101,718			106,074
Other noninterest-bearing liabilities	14,604			13,281
Stockholders’ deficit	(19,865)			(5,490)

Total liabilities and stockholders’ deficit	$1,175,531	3,823		$1,212,452	5,002

Net interest income/net interest spread		$7,347	3.27%		$6,650	3.21%

Net interest margin			3.07%			2.86%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments

	Six Months Ended June 30,

	2012			2011

	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$53,058	1,357	5.06%	$67,378	$1,815	5.36%
Commercial mortgage	312,870	9,192	5.81%	341,813	10,528	6.13%
Commercial construction	54,166	1,527	5.58%	56,466	1,547	5.45%
Consumer construction	16,380	340	4.14%	25,157	609	4.87%
Residential mortgage	118,657	3,298	5.56%	136,626	3,531	5.17%
Consumer	128,005	2,766	4.34%	146,007	3,290	4.53%

Total loans	683,136	18,480	5.37%	773,447	21,320	5.50%
LHFS	191,416	3,597	3.76%	61,178	1,325	4.33%
AFS securities	26,965	584	4.33%	54,245	920	3.39%
Interest-bearing deposits	40,904	127	0.62%	38,027	276	1.45%
Restricted stock investments, at cost	7,064	-	-	7,071	-	-

Total earning assets	949,485	22,788	4.77%	933,968	23,841	5.09%

Allowance for loan losses	(13,898)			(14,169)
Cash and other nonearning assets	240,758			331,470

Total assets	$1,176,345	22,788		$1,251,269	23,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$5,822	28	0.98%	$6,275	18	0.58%
Savings	58,251	55	0.19%	58,624	41	0.14%
Money market	131,383	343	0.52%	130,040	370	0.57%
Time	712,471	5,533	1.56%	770,786	8,162	2.14%

Total interest-bearing deposits	907,927	5,959	1.32%	965,725	8,591	1.79%
Borrowings	174,109	1,917	2.21%	169,726	1,795	2.13%

Total interest-bearing liabilities	1,082,036	7,876	1.46%	1,135,451	10,386	1.84%

Noninterest-bearing demand deposits	102,221			104,986
Other noninterest-bearing liabilities	14,290			12,838
Stockholders’ deficit	(22,202)			(2,006)

Total liabilities and stockholders’ deficit	$1,176,345	7,876		$1,251,269	10,386

Net interest income/net interest spread		$14,912	3.31%		$13,455	3.25%

Net interest margin			3.11%			2.85%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments

          A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below. Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	Three Months Ended June 30, 2012 vs. 2011			Six Months Ended June 30, 2012 vs. 2011

	Due to Variances in			Due to Variances in

	Rate	Volume	Total	Rate	Volume	Total

	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$(89)	$(176)	$(265)	$(95)	$(363)	$(458)
Commercial mortgage	(137)	(388)	(525)	(505)	(831)	(1,336)
Commercial construction	(2)	(36)	(38)	84	(104)	(20)
Consumer construction	(33)	(49)	(82)	(80)	(189)	(269)
Residential mortgage	(27)	(219)	(246)	592	(825)	(233)
Consumer	(113)	(204)	(317)	(132)	(392)	(524)

Total loans	(401)	(1,072)	(1,473)	(136)	(2,704)	(2,840)
LHFS	(618)	1,940	1,322	(526)	2,798	2,272
AFS securities	811	(1,065)	(254)	538	(874)	(336)
Interest-bearing deposits	(137)	60	(77)	(205)	56	(149)

Total interest income	(345)	(137)	(482)	(329)	(724)	(1,053)

Interest paid on:
Interest-bearing deposits:
NOW	5	-	5	14	(4)	10
Savings	(1)	-	(1)	15	(1)	14
Money market	(44)	52	8	(38)	11	(27)
Time	(1,072)	(157)	(1,229)	(2,051)	(578)	(2,629)

Total interest-bearing deposits	(1,112)	(105)	(1,217)	(2,060)	(572)	(2,632)
Borrowings	20	18	38	72	50	122

Total interest expense	(1,092)	(87)	(1,179)	(1,988)	(522)	(2,510)

Net interest income	$747	$(50)	$697	$1,659	$(202)	$1,457

Noninterest Income

Three Months Ended June 30:

          Noninterest income for the three months ended June 30, 2012 was $12.8 million, an increase of $8.1 million from the comparable period of 2011 due to an increase in mortgage-banking revenue.

          Mortgage-banking revenue increased from $2.4 million for the three months ended June 30, 2011 to $11.1 million for the three months ended June 30, 2012 due to increased originations for both refinances and sales. The volume of loans sold increased from $263.9 million in 2011 to $521.6 million in 2012. In addition, the spreads we realized on the sales of mortgage loans significantly improved for the three months ended June 30, 2012 over the three months ended June 30, 2011.

Six Months Ended June 30:

          Noninterest income for the six months ended June 30, 2012 was $23.2 million, an increase of $15.4 million from the comparable period of 2011 due to the increase in mortgage-banking revenue. The increase from $3.3 million for the six months ended June 30, 2011 to $20.1 million for the six months ended June 30, 2012 was due to higher originations for both refinances and sales. The volume of loans sold increased from $476.5 million in 2011 to $984.7 million in 2012. In addition, the spreads we realized on the sales of mortgage loans significantly improved for the six months ended June 30, 2012 over the six months ended June 30, 2011.

          We recorded $460,000 in net OTTI during 2012 compared to $137,000 during 2011.

Noninterest expenses

Three Months Ended June 30:

          For the three months ended June 30, 2012, noninterest expenses decreased $1.7 million to $14.9 million compared to $16.6 million for the same period of 2011.

          The decreases in salaries and benefits and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs. Additional occupancy costs were incurred by the mortgage division with the opening of a new location.

          We continue to incur professional fees for regulatory compliance, loan workouts, and capital raise efforts, although to a lesser degree in 2012. Write-downs, losses, and costs of real estate acquired through foreclosure decreased $718,000.

          Our FDIC insurance premiums were reduced during the second quarter of 2012 due to a change in the calculation by the FDIC which began basing the premiums on asset size.

Six Months Ended June 30:

          For the six months ended June 30, 2012, noninterest expenses decreased $2.7 million to $30.3 million compared to $33.0 million for the same period of 2011.

          The decreases in salaries and benefits and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs. Professional service costs included a recovery of $691,000 in legal fees from the settlement of a lawsuit. We continue to incur professional fees for regulatory compliance, loan workouts, and capital raise efforts, although to a lesser degree in 2012. Write-downs, losses, and costs of real estate acquired through foreclosure decreased to $2.2 million from $3.4 million in 2011.

          The following table shows the breakout of other noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

		(dollars in thousands)
Office supplies	$127	$124	$248	$214
Printing	140	87	218	166
Marketing/promotion	234	151	558	370
Postage	422	168	681	315
Overnight delivery/courier	135	105	270	197
Security	41	66	119	109
Dues and subscriptions	107	105	212	199
Director fees	70	135	164	173
Employee education and training	19	13	53	24
Automobile expense	26	33	54	57
Travel and entertainment	64	67	126	104
Other	359	567	740	955

	$1,744	$1,621	$3,443	$2,883

Income Taxes

          We have set up a valuation allowance against the full amount of our deferred taxes as of both June 30, 2012 and December 31, 2011. The $205,000 tax benefit recorded in 2012 represents an anticipated recovery of state taxes paid in 2010 as a result of a net operating loss carryback.

Liquidity

          Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings. See Item 1A – Risk Factors in Part II of this quarterly report on Form 10-Q for additional information regarding liquidity.

          The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $405.2 million at June 30, 2012. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $13.3 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $314.8 million at June 30, 2012 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $7.1 million at June 30, 2012 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.1 million at June 30, 2012 are generally open ended. At June 30, 2012, available home equity lines totaled $58.9 million. Home equity credit lines generally extend for a period of 10 years.

          Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of June 30, 2012, we anticipate expending approximately $1.0 million in the next 12 months on our premises and equipment.

          Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $151.4 million at June 30, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. LHFS, which totaled $247.1 million at June 30, 2012, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 63.1% at June 30, 2012 and 69.2% at December 31, 2011.

          We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained. At June 30, 2012, our total available credit line with the FHLB was $117.9 million. Our outstanding balance was $111.0 million at both June 30, 2012 and December 31, 2011.

          We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At June 30, 2012, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

          Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2012		December 31, 2011

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
IRLCs	$314,778	$319,542	$138,075	$139,899
Forward contracts to sell
mortgage-backed securities	180,970	183,355	102,250	101,772

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

Interest Rate Risk

          Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At June 30, 2012, we had a one-year cumulative positive gap of approximately $314.3 million compared to a one-year cumulative negative gap of approximately $23.0 million at December 31, 2011.

          While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At June 30, 2012, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change

	+200BP	-200BP

Net interest income	(0.51)%	(6.67)%

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 1A – Risk Factors

          The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2011. The following is an update to certain risk factors contained in the Annual Report on Form 10-K.

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

          Our line of credit with the FHLB stands at a total of $117.9 million at June 30, 2012 (with an outstanding balance of $111.0 million as of June 30, 2012). The Bank has been notified by the FRB that it is a secondary credit facility. All future borrowings must be approved by the discount committee of the FRB. As part of the September Order, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. We do have a significant amount of wholesale CDs, which, if not replaced at maturity, could create a drain on liquidity. At June 30, 2012, we maintained a significant amount of cash and cash equivalents such that management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          There were no repurchases of the Company’s common stock during the six months ended June 30, 2012.

Item 3 - Defaults Upon Senior Securities

          None

Item 4 – Mine Safety Disclosures

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*	Furnished, not filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	August 14, 2012	By:	/s/ Mark A. Keidel

Mark A. Keidel
Principal Executive Officer

Date:	August 14, 2012	By:	/s/ Paul B. Susie

Paul B. Susie Chief Financial Officer and Principal Accounting Officer

Exhibit Index

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

* Furnished, not filed.