Form 10-Q
period 2012-09-30
FIRST MARINER BANCORP
filed 2012-11-16
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

          The number of shares of common stock outstanding as of November 9, 2012 is 18,860,482 shares.

EXPLANATORY NOTE

        First Mariner Bancorp (the “Company”) was unable to meet the filing deadline of November 14, 2012 with respect to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”) due to Hurricane Sandy and its aftermath. The Company is relying on the “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder” issued by the Securities Exchange Commission (the “Commission”) on November 14, 2012, pursuant to which a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d) is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(d), 13(f), 13(g), 14(a), 14(c), 15(d) and 16(a) and certain other rules and regulations of the Commission, as applicable, for the period from and including October 29, 2012 to November 20, 2012, where certain conditions are satisfied. The Company was unable to file the Form 10-Q on a timely basis because the Company’s EDGAR service provider, which is located in lower Manhattan, was severely impacted by Hurricane Sandy and was delayed in preparing the Form 10-Q, including the Interactive Data Files filed as an exhibit thereto. The Company was not advised of a delay in the preparation of the Form 10-Q, including the Interactive Data Files, until shortly before the filing deadline, at which point there was insufficient time to make alternative arrangements to meet the filing deadline.

FIRST MARINER BANCORP AND SUBSIDIARY
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Some of our statements contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•

the strength of the United States economy in general, the strength of the local economies in which we conduct operations, and the effects of future economic conditions, including inflation, recession, and/or decreasing real estate values;

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

•

the risks described in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the six months ended June 30, 2012, our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, and our Annual Report on Form 10-K as of and for the year ended December 31, 2011.

          All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2012 and March 31, 2012 and in Item 1A of Part I of our Annual Report on Form 10-K as of and for the year ended December 31, 2011. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011

	(unaudited)

ASSETS
Cash and due from banks	$78,897	$104,204
Federal funds sold and interest-bearing deposits	32,310	44,585
Securities available for sale (“AFS”), at fair value	45,334	22,682
Loans held for sale (“LHFS”), at fair value	371,554	182,992
Loans receivable	643,468	701,751
Allowance for loan losses	(12,096)	(13,801)

Loans, net	631,372	687,950
Real estate acquired through foreclosure	19,978	25,235
Restricted stock investments	6,829	7,085
Premises and equipment, net	37,534	38,278
Accrued interest receivable	4,015	4,025
Bank-owned life insurance (“BOLI”)	38,332	37,478
Prepaid expenses and other assets	27,879	24,503

Total assets	$1,294,034	$1,179,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$99,372	$100,303
Interest-bearing	1,008,779	914,457

Total deposits	1,108,151	1,014,760
Short-term borrowings	47,261	47,981
Long-term borrowings	73,567	73,698
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities (of which, $115 and $18 are at fair value, respectively)	21,756	15,922

Total liabilities	1,302,803	1,204,429

Stockholders’ deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 shares issued and outstanding at both September 30, 2012 and December 31, 2011	939	939
Additional paid-in capital	80,006	80,125
Retained deficit	(88,036)	(103,454)
Accumulated other comprehensive loss	(1,678)	(3,022)

Total stockholders’ deficit	(8,769)	(25,412)

Total liabilities and stockholders’ deficit	$1,294,034	$1,179,017

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(unaudited)
Interest income:
Loans	$11,567	$11,222	$33,644	$33,867
Investments and other earning assets	352	455	1,063	1,651

Total interest income	11,919	11,677	34,707	35,518

Interest expense:
Deposits	2,898	3,625	8,857	12,217
Short-term borrowings	35	61	99	232
Long-term borrowings	927	852	2,780	2,476

Total interest expense	3,860	4,538	11,736	14,925

Net interest income	8,059	7,139	22,971	20,593
Provision for loan losses	—	5,000	572	11,580

Net interest income after provision for loan losses	8,059	2,139	22,399	9,013

Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	—	(299)	175	(327)
Less: Portion included in other comprehensive income (pre-tax)	—	(382)	(635)	(491)

Net OTTI charges on AFS securities	—	(681)	(460)	(818)
Mortgage-banking revenue	15,384	4,609	35,450	7,942
ATM fees	649	755	2,067	2,314
Service fees on deposits	623	717	1,927	2,194
Gain on sale of AFS securities	—	638	—	781
(Loss) gain on sales and disposals of premises and equipment and other assets	(949)	2	(1,271)	4
Commissions on sales of nondeposit investment products	62	75	211	347
Income from BOLI	273	316	853	984
Other	238	1,289	717	1,779

Total noninterest income	16,280	7,720	39,494	15,527

Noninterest expense:
Salaries and employee benefits	6,107	5,876	17,438	18,003
Occupancy	1,835	2,202	6,343	6,407
Furniture, fixtures, and equipment	332	426	1,018	1,357
Professional services	973	1,259	2,085	3,742
Advertising	189	219	609	470
Data processing	403	393	1,237	1,237
ATM servicing expenses	225	217	678	655
Write-downs, losses, and costs of real estate acquired through foreclosure	1,325	3,218	3,539	6,635
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	1,009	878	3,131	3,390
Service and maintenance	644	594	1,799	1,872
Corporate Insurance	695	388	1,571	1,069
Consulting fees	395	377	1,319	1,042
Loan collection expenses	101	329	290	608
Other	2,180	1,443	5,623	4,322

Total noninterest expense	16,413	17,819	46,680	50,809

Net income (loss) before income taxes	7,926	(7,960)	15,213	(26,269)
Income tax benefit	—	—	(205)	—

Net income (loss)	$7,926	$(7,960)	$15,418	$(26,269)

Net income (loss) per common share - basic and diluted	$0.42	$(0.42)	$0.82	$(1.41)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(unaudited)
Net income (loss)	$7,926	$(7,960)	$15,418	$(26,269)
Other comprehensive income items:
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $293, $(219), $724, and $309, respectively)	433	(324)	1,070	457
Reclassification adjustment for net losses on securities (net of tax benefit of $0, $17, $186, and $15, respectively) included in net income (loss)	—	26	274	22

Total other comprehensive income (loss)	433	(298)	1,344	479

Total comprehensive income (loss)	$8,359	$(8,258)	$16,762	$(25,790)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(dollars in thousands except per share data)

	Nine Months Ended September 30, 2012

	(unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit

Balance at December 31, 2011	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)
Net income	—	—	—	15,418	—	15,418
Costs of common stock issued, net	—	—	(22)	—	—	(22)
Change in fair value of warrants	—	—	(97)	—	—	(97)
Changes in unrealized gains on securities, net of taxes	—	—	—	—	1,344	1,344

Balance at September 30, 2012	18,860,482	$939	$80,006	$(88,036)	$(1,678)	$(8,769)

	Nine Months Ended September 30, 2011

	(unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2010	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746
Net loss	—	—	—	(26,269)	—	(26,269)
Common stock issued, net of costs	810,365	37	341	—	—	378
Stock-based compensation expense	—	—	5	—	—	5
Change in fair value of warrants	—	—	89	—	—	89
Changes in unrealized gains on securities, net of taxes	—	—	—	—	479	479

Balance at September 30, 2011	18,860,482	$939	$80,102	$(99,479)	$(3,134)	$(21,572)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,

	2012	2011

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$15,418	$(26,269)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,043	2,472
Amortization of unearned loan fees and costs, net	496	283
Amortization of discounts on mortgage-backed securities, net	6	29
Origination fees and gains on sale of mortgage loans	(33,615)	(6,750)
Net OTTI charges on AFS securities	460	818
Gain on sale of AFS securities	—	(781)
Loss (gain) on disposition and sale of premises and equipment and other assets	1,271	(4)
Decrease (increase) in accrued interest receivable	10	(4)
Provision for loan losses	572	11,580
Write-downs and losses on sale of real estate acquired through foreclosure	1,818	5,704
Increase in cash surrender value of BOLI	(853)	(984)
Originations of mortgage LHFS	(1,773,267)	(691,831)
Proceeds from sales of mortgage LHFS	1,617,977	710,702
Net increase in accrued expenses and other liabilities	5,736	4,318
Net increase in prepaids and other assets	(4,283)	(11,710)

Net cash used in operating activities	(166,211)	(2,427)

Cash flows from investing activities:
Loan principal repayments, net	49,315	49,542
Repurchase of loans previously sold	(827)	(435)
Sale of restricted stock investments	256	126
Purchases of premises and equipment	(2,571)	(327)
Activity in AFS securities:
Maturities/calls/repayments	9,217	16,206
Sales	—	49,511
Purchases	(29,001)	(59,799)
Additional funds disbursed on real estate acquired through foreclosure	—	(1,755)
Proceeds from sales of real estate acquired through foreclosure	9,722	8,570

Net cash provided investing activities	36,111	61,639

Cash flows from financing activities:
Net increase (decrease) in deposits	93,392	(90,010)
Net decrease in other borrowed funds	(852)	(479)
Net costs of stock issuance	(22)	(20)

Net cash provided by (used in) financing activities	92,518	(90,509)

Decrease in cash and cash equivalents	(37,582)	(31,297)
Cash and cash equivalents at beginning of period	148,789	217,961

Cash and cash equivalents at end of period	$111,207	$186,664

Supplemental information:
Interest paid on deposits and borrowed funds	$10,522	$13,997

Real estate acquired in satisfaction of loans	$6,283	$16,073

Transfers of LHFS to loan portfolio	$342	$2,031

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the three and nine months
ended September 30, 2012 and 2011 is unaudited)

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

          The consolidated financial statements include the accounts of First Mariner and its wholly owned subsidiary, First Mariner Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Events occurring after the date of the financial statements were considered in the preparation of the financial statements. Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2012.

          The consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

          Due to the conditions and events discussed later in Note 5, there is substantial doubt regarding our ability to continue as a going concern. Management is taking various steps designed to improve the Bank’s capital position. The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios. Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 5 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios.

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

(3)	Securities

          The composition of our securities portfolio (all AFS) is as follows:

	September 30, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(dollars in thousands)
Mortgage-backed securities	$5,341	$215	$—	$5,556
Trust preferred securities	11,264	96	2,279	9,081
U.S. government agency notes	25,349	110	1	25,458
U.S. Treasury securities	3,037	1	—	3,038
Equity securities - banks	1,288	134	18	1,404
Equity securities - mutual funds	750	47	—	797

	$47,029	$603	$2,298	$45,334

	December 31, 2011

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(dollars in thousands)
Mortgage-backed securities	$1,834	$125	$—	$1,959
Trust preferred securities	13,420	103	3,255	10,268
U.S. government agency notes	8,507	11	—	8,518
U.S. Treasury securities	1,004	—	—	1,004
Equity securities - banks	189	6	44	151
Equity securities - mutual funds	750	32	—	782

	$25,704	$277	$3,299	$22,682

          Contractual maturities of debt securities at September 30, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(dollars in thousands)
Due in one year or less	$8,004	$8,024
Due after one year through five years	20,382	20,471
Due after five years through ten years	1,020	1,008
Due after ten years	10,244	8,074
Mortgage-backed securities	5,341	5,556

	$44,991	$43,133

          The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities:

	September 30, 2012

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(dollars in thousands)
Trust preferred securities	$—	$—	$4,910	$2,279	$4,910	$2,279
U.S. government agency notes	3,025	1	—	—	3,025	1
Equity securities - banks	—	—	107	18	107	18

	$3,025	$1	$5,017	$2,297	$8,042	$2,298

	December 31, 2011

	Less than 12 months		12 months or more		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(dollars in thousands)
Trust preferred securities	$1,967	$66	$4,542	$3,189	$6,509	$3,255
Equity securities - banks	—	—	63	44	63	44

	$1,967	$66	$4,605	$3,233	$6,572	$3,299

          The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies. Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We consider the decline in value for four of the pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000 for the nine months ended September 30, 2012. We did not record any additional OTTI during the three months ended September 30, 2012. We recorded net OTTI of $681,000 and $818,000 for the three and nine months ended September 30, 2011, respectively. See additional information on the pooled trust preferred securities in Note 8.

          The following shows the activity in OTTI related to credit losses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(dollars in thousands)
Balance at beginning of period	$9,190	$8,029	$8,730	$7,892
Additional OTTI taken for credit losses	—	681	460	818

Balance at end of period	$9,190	$8,710	$9,190	$8,710

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

          At September 30, 2012, we held securities with an aggregate carrying value (fair value) of $40.1 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(4)	Loans Receivable and Allowance for Loan Losses

          Loans receivable are summarized as follows:

	September 30, 2012	December 31, 2011

	(dollars in thousands)
Commercial	$45,632	$47,518
Commercial mortgage	296,353	331,943
Commercial construction	48,351	54,433
Consumer construction	19,071	16,456
Residential mortgage	112,811	121,071
Consumer	120,251	129,227

Total loans	642,469	700,648
Unearned loan fees, net	999	1,103

	$643,468	$701,751

          Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $171,000 as of September 30, 2012 and $184,000 as of December 31, 2011.

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

          Information on the activity in transferred loans and related accretable yield is as follows for the three months ended September 30:

	Loan Balance		Accretable Yield		Total

	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Beginning balance	$10,873	$26,783	$36	$110	$10,837	$26,673
Loans transferred	—	1,053	—	—	—	1,053
Charge-offs	(781)	—	(4)	(10)	(777)	10
Payments/accretion	(1,625)	(10)	(8)	(10)	(1,617)	—

Ending balance	$8,467	$27,826	$24	$90	$8,443	$27,736

          Information on the activity in transferred loans and related accretable yield is as follows for the nine months ended September 30:

	Loan Balance		Accretable Yield		Total

	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Beginning balance	$14,008	$26,219	$266	$178	$13,742	$26,041
Loans transferred	342	2,031	—	—	342	2,031
Loans moved to real estate acquired through foreclosure	—	(83)	—	—	—	(83)
Charge-offs	(1,066)	(302)	(18)	(16)	(1,048)	(286)
Payments/accretion	(4,817)	(39)	(224)	(72)	(4,593)	33

Ending balance	$8,467	$27,826	$24	$90	$8,443	$27,736

          At September 30, 2012, we had pledged loans with a carrying value of $111.5 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

          The following table presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

	Three months ended September 30, 2012

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522
Charge-offs	—	(253)	(206)	—	(365)	(638)	—	(1,462)
Recoveries	—	—	—	—	5	31	—	36

Net charge-offs	—	(253)	(206)	—	(360)	(607)	—	(1,426)

(Reversal of) provision for loan losses	(901)	299	(992)	91	434	391	678	—

Ending Balance	$1,996	$1,608	$480	$221	$1,578	$2,034	$4,179	$12,096

	Nine months ended September 30, 2012

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(187)	(573)	(353)	(7)	(879)	(1,576)	—	(3,575)
Recoveries	—	612	52	—	425	209		1,298

Net (charge-offs) recoveries	(187)	39	(301)	(7)	(454)	(1,367)	—	(2,277)

(Reversal of) provision for loan losses	(585)	(442)	(1,028)	72	(679)	769	2,465	572

Ending Balance	$1,996	$1,608	$480	$221	$1,578	$2,034	$4,179	$12,096

Ending balance - individually evaluated for impairment	$149	$24	$—	$—	$202	$—	$—	$375
Ending balance - collectively evaluated for impairment	1,847	1,584	480	221	1,376	2,034	4,179	11,721

	$1,996	$1,608	$480	$221	$1,578	$2,034	$4,179	$12,096

Ending loan balance - individually evaluated for impairment	$9,872	$32,810	$11,652	$655	$17,740	$936		$73,665
Ending loan balance - collectively evaluated for impairment	35,845	263,464	36,667	18,231	95,075	120,521		569,803

	$45,717	$296,274	$48,319	$18,886	$112,815	$121,457		$643,468

	Three months ended September 30, 2011

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$233	$2,586	$1,782	$360	$2,895	$3,089	$3,170	$14,115
Charge-offs	(2,367)	(1,325)	(131)	—	(670)	(590)	—	(5,083)
Recoveries	—	—	24	—	23	33	—	80

Net charge-offs	(2,367)	(1,325)	(107)	—	(647)	(557)	—	(5,003)

Provision for (reversal of) loan losses	4,823	605	(7)	(125)	976	92	(1,364)	5,000

Ending Balance	$2,689	$1,866	$1,668	$235	$3,224	$2,624	$1,806	$14,112

	Nine months ended September 30, 2011

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total

	(dollars in thousands)
Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs	(5,240)	(1,834)	(728)	(24)	(2,209)	(2,021)	—	(12,056)
Recoveries	—	168	24	—	37	244	—	473

Net charge-offs	(5,240)	(1,666)	(704)	(24)	(2,172)	(1,777)	—	(11,583)

Provision for (reversal of) loan losses	7,638	990	319	(558)	2,364	1,984	(1,157)	11,580

Ending Balance	$2,689	$1,866	$1,668	$235	$3,224	$2,624	$1,806	$14,112

Ending balance - individually evaluated for impairment	$4	$89	$—	$1	$352	$4	$—	$450
Ending balance - collectively evaluated for impairment	2,685	1,777	1,668	234	2,872	2,620	1,806	13,662

	$2,689	$1,866	$1,668	$235	$3,224	$2,624	$1,806	$14,112

Ending loan balance - individually evaluated for impairment	$4,400	$24,302	$11,701	$757	$19,742	$1,595		$62,497
Ending loan balance - collectively evaluated for impairment	58,375	310,804	42,375	20,836	104,836	136,949		674,175

	$62,775	$335,106	$54,076	$21,593	$124,578	$138,544		$736,672

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

High Credit Quality (“RR2”) – This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition. No commercial construction loans may carry this rating at inception. At September 30, 2012 and December 31, 2011, none of our loans carried this risk rating.

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

Substandard (“RR8”) –Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses, which jeopardize the orderly liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The borrower’s financial condition indicates an inability to repay, even if restructured. Prospects for improvement in the borrower’s financial condition are poor. Primary repayment source appears to be shifting from cash flow to liquidation of collateral. Examples of substandard credits may include the following:

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

Doubtful (“RR9”) – Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At September 30, 2012 and December 31, 2011, none of our loans carried this risk rating.

Loss (“RR10”) – Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed three months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged-off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged-off. At September 30, 2012 and December 31, 2011, none of our loans carried this risk rating.

          The following table shows the credit quality breakdown of our commercial loan portfolio by class as of September 30, 2012 and December 31, 2011:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total

	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
RR8	$2,810	$5,672	$27,835	$26,677	$10,857	$17,105	$—	$—	$41,502	$49,454
RR7	7,370	9,051	20,371	17,065	9,862	9,152	—	—	37,603	35,268
RR6	10,039	10,208	49,603	39,722	15,853	13,132	—	—	75,495	63,062
RR5	17,249	19,825	107,472	122,880	10,836	12,013	—	136	135,557	154,854
RR4	8,225	7,074	87,788	117,088	911	2,947	18,886	16,144	115,810	143,253
RR3	—	1,000	3,205	3,098	—	—	—	—	3,205	4,098
RR1	24	12	—	—	—	—	—	—	24	12

	$45,717	$52,842	$296,274	$326,530	$48,319	$54,349	$18,886	$16,280	$409,196	$450,001

          We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of September 30, 2012 and December 31, 2011:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total

	2012	2011	2012	2011	2012	2011	2012	2011

	(dollars in thousands)
Nonaccrual loans	$7,732	$7,585	$920	$905	$16	$—	$8,668	$8,490
Performing loans	105,083	113,534	102,309	108,539	18,212	21,187	225,604	243,260

	$112,815	$121,119	$103,229	$109,444	$18,228	$21,187	$234,272	$251,750

          The following tables show the aging of our loans receivable by class. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

	(dollars in thousands)
Commercial	$—	$—	$2,156	$2,156	$43,561	$45,717	$—
Commercial mortgage	4,268	—	20,601	24,869	271,405	296,274	—
Commercial construction	95	—	4,580	4,675	43,644	48,319	—
Consumer construction	192	—	655	847	18,039	18,886	—
Residential mortgage	3,455	1,001	7,732	12,188	100,627	112,815	—
Home equity and 2nd mortgage	2,578	11	920	3,509	99,720	103,229	—
Other consumer	70	2	16	88	18,140	18,228	—

	$10,658	$1,014	$36,660	$48,332	$595,136	$643,468	$—

December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing

	(dollars in thousands)
Commercial	$477	$—	$4,596	$5,073	$47,769	$52,842	$30
Commercial mortgage	12,630	4,116	18,227	34,973	291,557	326,530	1,272
Commercial construction	—	5,170	7,981	13,151	41,198	54,349	2,032
Consumer construction	306	—	956	1,262	15,018	16,280	238
Residential mortgage	6,266	—	10,085	16,351	104,768	121,119	2,500
Home equity and 2nd mortgage	3,203	251	1,142	4,596	104,848	109,444	237
Other consumer	283	137	7	427	20,760	21,187	7

	$23,165	$9,674	$42,994	$75,833	$625,918	$701,751	$6,316

          Impaired loans include nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”). The following tables show the breakout of impaired loans by class:

				Nine Months Ended September 30,

	September 30, 2012			2012			2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge- Offs	Average Recorded Investment	Interest Income Recognized	Charge- Offs

	(dollars in thousands)
With no related allowance:
Commercial	$2,589	$2,589	$—	$3,895	$38	$187	$2,197	$7	$5,240
Commercial mortgage	$30,354	$30,354	$—	$24,772	$409	$573	$20,948	$58	$1,706
Commercial construction	$11,652	$11,652	$—	$13,091	$85	$353	$12,376	$69	$728
Consumer construction	$655	$655	$—	$654	$22	$7	$874	$1	$24
Residential mortgage	$9,466	$9,466	$—	$9,484	$191	$711	$10,402	$85	$1,506
Home equity & 2nd mortgage	$920	$920	$—	$990	$20	$1,576	$915	$5	$2,021
Other consumer	$16	$16	$—	$7	$—	$—	$168	$—	$—
With a related allowance:
Commercial	7,134	7,283	149	1,901	103	—	39	2	—
Commercial mortgage	2,432	2,456	24	4,137	35	—	3,876	74	128
Commercial construction	—	—	—	—	—	—	333	—	—
Consumer construction	—	—	—	—	—	—	140	16	—
Residential mortgage	8,072	8,274	202	8,363	322	168	12,139	388	703
Home equity & 2nd mortgage	—	—	—	—	—	—	18	3	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$9,723	$9,872	$149	$5,796	$141	$187	$2,236	$9	$5,240
Commercial mortgage	$32,786	$32,810	$24	$28,909	$444	$573	$24,824	$132	$1,834
Commercial construction	$11,652	$11,652	$—	$13,091	$85	$353	$12,709	$69	$728
Consumer construction	$655	$655	$—	$654	$22	$7	$1,014	$17	$24
Residential mortgage	$17,538	$17,740	$202	$17,847	$513	$879	$22,541	$473	$2,209
Home equity & 2nd mortgage	$920	$920	$—	$990	$20	$1,576	$933	$8	$2,021
Other consumer	$16	$16	$—	$7	$—	$—	$168	$—	$—

	December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$—
Commercial mortgage	$21,039	$21,039	$—
Commercial construction	$11,066	$11,066	$—
Consumer construction	$718	$718	$—
Residential mortgage	$8,723	$8,723	$—
Home equity & 2nd mortgage	$905	$905	$—
Other consumer	$—	$—	$—
With a related allowance:
Commercial	157	161	4
Commercial mortgage	5,249	5,306	57
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	9,075	9,297	222
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$4,961	$4,965	$4
Commercial mortgage	$26,288	$26,345	$57
Commercial construction	$11,066	$11,066	$—
Consumer construction	$718	$718	$—
Residential mortgage	$17,798	$18,020	$222
Home equity & 2nd mortgage	$905	$905	$—
Other consumer	$—	$—	$—

          The following table shows loans in nonaccrual status by class:

	September 30, 2012	December 31, 2011	September 30, 2011

	(dollars in thousands)
Commercial	$2,156	$4,566	$4,238
Commercial mortgage	20,601	16,955	20,125
Commercial construction	4,580	5,949	6,549
Consumer construction	655	718	488
Residential mortgage	7,732	7,585	9,678
Home equity and 2nd mortgage	920	905	1,384
Other consumer	16	—	—

	$36,660	$36,678	$42,462

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the nine months ended September 30, 2012 and 2011 was approximately $2.0 million and $1.4 million, respectively, and the actual interest income recorded on such loans for the nine months ended September 30, 2012 and 2011 was approximately $458,000 and $235,000, respectively.

          The following table shows the breakdown of TDRs by portfolio segment:

	September 30, 2012	December 31, 2011	September 30, 2011

	(dollars in thousands)
Commercial	$7,718	$422	$183
Commercial mortgage	17,839	10,296	5,205
Commercial construction	7,173	5,221	5,255
Consumer construction	—	—	406
Residential mortgage	11,717	11,908	13,211
Home equity and 2nd mortgage	—	—	413
Other consumer	—	—	—

	$44,447	$27,847	$24,673

Nonaccrual TDRs (included in above totals)	$7,441	$2,506	$4,638

          The following table shows the breakdown of loans we modified during the three and nine months ended September 30:

	Three Months Ended September 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	1	$7,125	$7,125	1	$297	$22
Commercial mortgage	2	18	18	—	—	—

	3	$7,143	$7,143	1	$297	$22

	Nine Months Ended September 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	3	$7,336	$7,336	2	$460	$185
Commercial mortgage	8	2,767	2,775	2	2,195	2,195
Commercial construction	2	7,093	7,093	—	—	—
Residential mortgage	1	863	863	1	566	579

	14	$18,059	$18,067	5	$3,221	$2,959

          The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

          During the nine months ended September 30, 2012, the allowance for loan losses for TDRs was increased by $92,000 ($145,000 for commercial, offset by a reduction of $33,000 for commercial mortgage and $20,000 for residential mortgage). During the nine months ended September 30, 2012, we charged-off $245,000 for three TDR residential mortgage loans and one TDR commercial mortgage loan and transferred two TDR residential mortgage loans and one commercial mortgage loan for a total of $620,000 to real estate acquired through foreclosure.

          The following table shows defaults during the stated period of modifications made during the previous year:

	Nine Months Ended September 30,

	2012		2011

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

	(dollars in thousands)
Commercial	1	$22	$—	$—

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average quarterly assets. As of September 30, 2012 and December 31, 2011, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action.

          Our regulatory capital amounts and ratios as of September 30, 2012 and December 31, 2011 were as follows:

	Actual Amount		Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision

		Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
September 30, 2012:
Total capital (to risk-weighted assets):
Consolidated	$(7,090)	(0.8)%	$70,843	8.0%	$88,554	10.0%
Bank	62,457	7.1%	70,770	8.0%	88,463	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(7,090)	(0.8)%	35,422	4.0%	53,132	6.0%
Bank	51,307	5.8%	35,385	4.0%	53,078	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(7,090)	(0.6)%	50,400	4.0%	63,000	5.0%
Bank	51,307	4.1%	50,363	4.0%	62,954	5.0%

December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$(22,393)	(2.6)%	$68,242	8.0%	$85,302	10.0%
Bank	46,659	5.5%	68,243	8.0%	85,304	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(22,393)	(2.6)%	34,121	4.0%	51,181	6.0%
Bank	35,935	4.2%	34,122	4.0%	51,183	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(22,393)	(1.9)%	47,533	4.0%	59,416	5.0%
Bank	35,935	3.0%	47,468	4.0%	59,335	5.0%

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

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. As of September 30, 2012, we did not yet meet the requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to agreements with the Federal Reserve Bank (“FRB”) (the “FRB Agreements”), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2012, those capital ratios were (0.6)%, (0.8)%, and (0.8)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $111.2 million at September 30, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $371.6 million at September 30, 2012, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.

(6)     Stock Options and Warrants

          We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

          We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. As of September 30, 2012, all options and warrants are fully vested and all compensation expense related to currently outstanding options and warrants has been recognized.

          All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

          Information with respect to stock options and warrants is as follows for the nine months ended September 30, 2012 and 2011:

	2012				2011

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of period	836,228	$7.98			930,228	$7.92
Forfeited/cancelled	(245,400)	12.46			(89,650)	2.65

Outstanding and exercisable at end of period	590,828	6.13	2.5	$—	840,578	8.02	3.0	$—

          There were no options or warrants granted or exercised during 2012 or 2011.

          Options and warrants outstanding are summarized as follows at September 30, 2012:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)

$1.09	18,348	2.7
1.15	347,826	2.5
4.15	11,200	5.6
5.41	2,754	5.2
5.70	19,500	5.5
9.86	1,350	0.0
11.68	52,250	0.3
11.95	600	0.3
13.00	700	0.5
13.33	7,300	4.6
13.52	3,000	0.6
16.67	4,800	2.6
16.70	1,800	3.0
16.95	2,300	1.0
17.45	16,250	3.2
17.77	70,850	2.3
18.20	4,950	1.6
18.38	16,650	1.3
18.94	2,350	4.1
19.30	6,050	3.6

	590,828

(7)	Income (Loss) Per Share

          Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed after adjusting the denominator of the basic income (loss) per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and nine month periods ended September 30, 2012 and 2011, all options and warrants were antidilutive and excluded from the computations.

          Information relating to the calculation of income (loss) per common share is summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Weighted-average share outstanding - basic and diluted	18,860,482	18,860,482	18,860,482	18,637,600

Net income (loss) (dollars in thousands)	$7,926	$(7,960)	$15,418	$(26,269)

Basic and diluted income (loss) per share	$0.42	$(0.42)	$0.82	$(1.41)

(8)	Fair Value of Financial Instruments

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

Financial Instruments Measured on a Recurring Basis

          The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	September 30, 2012

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income

	(dollars in thousands)
Securities:
Mortgage-backed securities	$5,556	$—	$5,556	$—	$—
Trust preferred securities	9,081	—	8,224	857	(460	)(1)
U.S. government agency notes	25,458	—	25,458	—	—
U.S. Treasury securities	3,038	—	3,038	—	—
Equity securities - banks	1,404	—	1,404	—	—
Equity securities - mutual funds	797	—	797	—	—

	$45,334	$—	$44,477	$857	$(460)

Warrants	$115	$—	$—	$115	$—
LHFS	371,554	—	371,554	—	6,710
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $174,119)	177,127	—	177,127	—	5,913
Forward contracts to sell
mortgage-backed securities (notional amount of $187,519)	191,537	—	191,537	—	(14,509)

(1)	Represents net OTTI charges taken on certain Level 3 securities

	December 31, 2011

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses

	(dollars in thousands)
Securities:
Mortgage-backed securities	$1,959	$—	$1,959	$—	$—
Trust preferred securities	10,268	—	9,586	682	(838	)(1)
U.S. government agency notes	8,518	—	8,518	—	—
U.S. Treasury securities	1,004	—	1,004	—	—
Equity securities - banks	151	—	151	—	—
Equity securities - mutual funds	782	—	782	—	—

	$22,682	$—	$22,000	$682	$(838)

Warrants	$18	$—	$—	$18	$—
LHFS	182,992	—	182,992	—	4,164
IRLCs (notional amount of $138,075)	139,899	—	139,899	—	1,299
Forward contracts to sell mortgage-backed securities (notional amount of $102,250)	101,772	—	101,772	—	(7,527)

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

          As of September 30, 2012, $857,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which were pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective.

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

          The following table details the four Level 3 securities:

	Class	Remaining Par Value			Maturity	(2) Auction Call Date	(3) Index
			Current Rating/Outlook (1)
(dollars in thousands)			Moody’s	Fitch

ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,500	Ca	CC	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of September 30, 2012
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

          Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of September 30, 2012:

	Cumulative Default (1)	Deferrals Cured (2)	Credit MTM (3)(6)	Liquidity Premium (4)	Liquidity MTM Adj (5)(6)

ALESCO Preferred Funding VII	50.00%	4.30%	$29.43	12.00%	$26.69
ALESCO Preferred Funding XI	36.00%	5.90%	49.41	12.00%	38.89
MM Community Funding	65.00%	1.90%	16.03	12.00%	10.29
MM Community Funding IX	55.00%	8.40%	50.35	12.00%	43.67

(1)	The anticipated level of total defaults form the issuers within the pool of performing collateral as of September 30, 2012. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market represents the discounted value of future cash flows after the assumptions of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100.

          Fair values were as follows:

	September 30, 2012		December 31, 2011

	Model Result (1)	Fair Value (in thousands)	Model Result (1)(2)	Fair Value (in thousands)

ALESCO Preferred Funding VII	$2.74	$27	$7.22	$72
ALESCO Preferred Funding XI	10.52	519	8.80	435
MM Community Funding	5.74	144	2.96	74
MM Community Funding IX	6.68	167	4.05	101

		$857		$682

(1)	Price per $100
(2)	Based on December 31, 2011 assumptions

          During 2012 and 2011, we determined that OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000 for the nine months ended September 30, 2012. No OTTI was recognized during the three months ended September 30, 2012. The credit loss that was charged to operating earnings totaled $681,000 and $818,000 for the three and nine months ended September 30, 2011, respectively.

Warrants

          As of September 30, 2012, outstanding warrants were classified as Level 3. The fair value of the warrants is primarily a function of the Company’s stock price. Changes in the price will create corresponding changes to the fair value of the warrants.

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012 and 2011:

	2012		2011

	Securities	Warrants	Securities	Warrants

	(dollars in thousands)
Balance at beginning of period	$763	$118	$959	$162
Change in fair value included in additional paid-in capital	—	(3)	—	(114)
Total realized losses included in other comprehensive income (loss)	—	—	(681)	—
Total unrealized gains included in accumulated other comprehensive loss	94	—	423	—

Balance at end of period	$857	$115	$701	$48

          The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and 2011:

	2012		2011

	Securities	Warrants	Securities	MSRs	Warrants

	(dollars in thousands)
Balance at beginning of period	$682	$18	$987	$1,309	$137
MSR amortization	—	—	—	(135)	—
Change in fair value included in additional paid-in capital	—	97	—	—	(89)
Reduction due to transfer of servicing rights	—	—	—	(1,174)	—
Total realized losses included in other comprehensive income (loss)	(460)	—	(818)	—	—
Total unrealized gains included in accumulated other comprehensive loss	635	—	532	—	—

Balance at end of period	$857	$115	$701	$—	$48

          There were no transfers between any of Levels 1, 2, and 3 during either the three or nine months ended September 30, 2012 or September 30, 2011.

Other Financial Instruments Measured on a Recurring Basis

LHFS

          LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

IRLCs

          We engage an experienced independent third party to estimate the fair market value of our IRLCs. IRLCs are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

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

	September 30, 2012

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Impaired loans	$73,665	$—	$—	$73,665
Real estate acquired through foreclosure	19,978	—	—	19,978

	December 31, 2011

	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Impaired loans	$62,019	$—	$—	$62,019
Real estate acquired through foreclosure	25,235	—	—	25,235

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

          For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the allowance for loan losses is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure. Total impaired loans had a carrying value of $73.7 million and $62.0 million as of September 30, 2012 and December 31, 2011, respectively, with allocated reserves of $375,000 and $283,000 as of September 30, 2012 and December 31, 2011, respectively.

Real Estate Acquired Through Foreclosure

          We record foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $20.0 million as of September 30, 2012 and $25.2 million as of December 31, 2011. During 2012, we added $6.3 million to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $1.8 million. We disposed of $9.7 million of foreclosed properties during 2012.

All Financial Instruments

          The carrying value and estimated fair value of financial instruments are summarized in the following table. The descriptions of the fair value calculations for AFS securities and warrants are included in the discussions above.

	September 30, 2012

	Carrying Value	Fair Value

		Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$111,207	$111,207	$—	$—	$111,207
AFS securities	45,334	—	44,477	857	45,334
LHFS	371,554	—	371,554	—	371,554
Loans receivable	643,468	—	566,971	73,665	640,636
Restricted stock investments	6,829	6,829	—	—	6,829
Liabilities:
Deposits	1,108,151	—	1,118,296	—	1,118,296
Long- and short-term borrowings	120,828	—	123,565	—	123,565
Junior subordinated deferrable interest debentures	52,068	—	37,789	—	37,789
Warrants	115	—	—	115	115
Off Balance Sheet Items:
IRLCs	177,127	—	177,127	—	177,127
Forward contracts to sell mortgage-backed securities	191,537	—	191,537	—	191,537

	December 31, 2011

	Carrying Value	Fair Value

		Level 1	Level 2	Level 3	Total

Assets:	(dollars in thousands)
Cash and cash equivalents	$148,789	$148,789	$—	$—	$148,789
AFS securities	22,682	—	22,000	682	22,682
LHFS	182,992	—	182,992	—	182,992
Loans receivable	701,751	—	641,354	62,019	703,373
Restricted stock investments	7,085	7,085	—	—	7,085
Liabilities:
Deposits	1,014,760	—	1,027,354	—	1,027,354
Long- and short-term borrowings	121,679	—	122,717	—	122,717
Junior subordinated deferrable interest debentures	52,068	—	36,902	—	36,902
Warrants	18	—	—	18	18
Off Balance Sheet Items:
IRLCs	139,899	—	139,899	—	139,899
Forward contracts to sell mortgage-backed securities	101,772	—	101,772	—	101,772

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

          The following tables present certain information regarding our business segments:

Nine months ended September 30, 2012:

	Commercial and Consumer Banking	Mortgage- Banking	Total

	(dollars in thousands)
Interest income	$28,269	$6,438	$34,707
Interest expense	9,456	2,280	11,736

Net interest income	18,813	4,158	22,971
Provision for loan losses	572	—	572

Net interest income after provision for loan losses	18,241	4,158	22,399
Noninterest income	4,044	35,450	39,494
Noninterest expense	37,611	9,069	46,680
Net intersegment income	1,112	(1,112)	—

Net (loss) income before income taxes	$(14,214)	$29,427	$15,213

Total assets	$922,480	$371,554	$1,294,034

Nine months ended September 30, 2011:

	Commercial and Consumer Banking	Mortgage- Banking	Total

	(dollars in thousands)
Interest income	$33,309	$2,209	$35,518
Interest expense	14,042	883	14,925

Net interest income	19,267	1,326	20,593
Provision for loan losses	11,580	—	11,580

Net interest income after provision for loan losses	7,687	1,326	9,013
Noninterest income	7,585	7,942	15,527
Noninterest expense	44,321	6,488	50,809
Net intersegment income	1,674	(1,674)	—

Net (loss) income before income taxes	$(27,375)	$1,106	$(26,269)

Total assets	$1,071,470	$126,191	$1,197,661

(10)	Recent Accounting Pronouncements

Pronouncement Adopted

          In September 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income, and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The Company adopted this pronouncement during the first quarter of 2012.

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

The Company

          First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”). The Company had over 570 employees (approximately 559 full-time equivalent employees) as of September 30, 2012.

          The Bank, with assets of $1.3 billion as of September 30, 2012, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

          First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $371.6 million and $183.0 million as of September 30, 2012 and December 31, 2011, respectively, and generated revenue of $41.9 million and $10.2 million, respectively, for the nine months ended September 30, 2012 and 2011. They recognized income before income taxes of $29.4 million and $1.1 million during the nine months ended September 30, 2012 and 2011, respectively. Origination volume during the nine months ended September 30, 2012 and 2011 was $1.8 billion and $691.8 million, respectively. During 2012, 50% of the originations were made in the state of Maryland, 15% in the immediately surrounding states and Washington, DC., and the remaining 35% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 9 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

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

          Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2012 and December 31, 2011, we maintained a valuation allowance against the full amount of our deferred tax assets. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

          We recognize interest and penalties related to income tax matters in income tax expense.

Financial Condition

          Total assets increased to $1.3 billion at September 30, 2012 from $1.2 billion at December 31, 2011. Earning assets increased $140.4 million, or 14.6%, to $1.1 billion at September 30, 2012 from $959.1 million at December 31, 2011 primarily due mortgage-banking operations and the resultant $188.6 million increase in loans held for sale (“LHFS”). Deposits increased $93.4 million and our stockholders’ deficit decreased by $16.6 million.

Securities

          We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. We held $45.3 million and $22.7 million, respectively, in securities classified as AFS as of September 30, 2012 and December 31, 2011.

          Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. For the nine months ended September 30, 2012, we determined that OTTI had occurred with respect to our pooled trust preferred securities portfolio in the amount of $460,000.

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

          Our AFS securities portfolio composition is as follows:

	September 30, 2012	December 31, 2011

	(dollars in thousands)
Mortgage-backed securities	$5,556	$1,959
Trust preferred securities	9,081	10,268
U.S. government agency notes	25,458	8,518
U.S. Treasury securities	3,038	1,004
Equity securities - banks	1,404	151
Equity securities - mutual funds	797	782

	$45,334	$22,682

LHFS

          We originate residential mortgage loans for sale on the secondary market. At September 30, 2012 and December 31, 2011, such LHFS, which are carried at fair value, amounted to $371.6 million and $183.0 million, respectively.

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

          Prior to January 1, 2008, we used investor contracts that contained early payment default clauses that required us to repurchase and “make-whole” requests on loans sold prior to that date. We experienced losses on loans closed prior to 2008 due to borrower loan payment default. After January 1, 2008, we revised our contract and terms process to include the elimination of early payment default as a risk factor in the majority of our investor contracts and resulting loan sales. The most common reason for a loan repurchase for loans sold since January 1, 2008 is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $827,000 and $435,000 during the nine months ended September 30, 2012 and 2011, respectively. Our reserve for potential repurchases was $345,000 and $660,000 as of September 30, 2012 and December 31, 2011, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

          Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

          The following table sets forth the composition of our loan portfolio:

	September 30, 2012	Percent of Total	December 31, 2011	Percent of Total

	(dollars in thousands)
Commercial	$45,717	7.1%	$52,842	7.5%
Commercial mortgage	296,274	46.0%	326,530	46.5%
Commercial construction	48,319	7.5%	54,349	7.8%
Consumer construction	18,886	2.9%	16,280	2.3%
Residential mortgage	112,815	17.6%	121,119	17.3%
Consumer	121,457	18.9%	130,631	18.6%

Total loans	$643,468	100.0%	$701,751	100.0%

          Total loans decreased $58.3 million during 2012. We experienced lower balances in all loan types, with the exception of consumer construction loans, which increased $2.6 million. We remained focused on improving asset quality to improve our capital ratios.

Commercial Construction Portfolio

          Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the September 30, 2012 total included above, $21.4 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan segments) during 2011 and 2012 due to overall weakness in the residential housing sector.

          The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

	(dollars in thousands)
Raw residential land	$5,227	$5,931
Residential subdivisions	4,213	4,171
Single residential lots	2,059	3,005
Single family construction	2,114	3,351
Townhome construction	—	209
Multi-family unit construction	7,776	5,561

	$21,389	$22,228

Transferred Loans

          In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $8.4 million in mortgage loans that were transferred from LHFS to our mortgage and consumer loan portfolios at September 30, 2012.

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

          For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of September 30, 2012, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

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

          In calculating the range of unallocated reserves to be included in our allowance calculation, we apply a range of basis points to the respective portfolios for environmental factors. Each of these factors is evaluated quarterly. The bottom range would be zero. The top range consists of the basis points shown below for the respective portfolios as of September 30, 2012 and December 31, 2011. The actual unallocated portion of the allowance has been within this estimated range.

	September 30, 2012

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer

Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	15	17	17	8	8	—
Economic factors	24	24	24	12	14	48
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5

	39	96	96	55	59	53

	December 31, 2011

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer

Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	1	9	9	8	8	—
Economic factors	24	24	24	9	9	43
Value of underlying collateral for collateral dependent loans	—	21	21	21	21	5

	25	84	84	50	52	48

          We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may exist inherently within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

          See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

          The following table summarizes the activity in our allowance for loan losses by portfolio segment for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(dollars in thousands)
Allowance for loan losses, beginning of period	$13,522	$14,115	$13,801	$14,115
Charge-offs:
Commercial	—	(2,367)	(187)	(5,240)
Commercial mortgage	(253)	(1,325)	(573)	(1,834)
Commercial construction	(206)	(131)	(353)	(728)
Consumer construction	—	—	(7)	(24)
Residential mortgage	(365)	(670)	(879)	(2,209)
Consumer	(638)	(590)	(1,576)	(2,021)

Total charge-offs	(1,462)	(5,083)	(3,575)	(12,056)

Recoveries:
Commercial	—	—	—	—
Commercial mortgage	—	—	612	168
Commercial construction	—	24	52	24
Consumer construction	—	—	—	—
Residential mortgage	5	23	425	37
Consumer	31	33	209	244

Total recoveries	36	80	1,298	473

Net charge-offs	(1,426)	(5,003)	(2,277)	(11,583)

Provision for loan losses	—	5,000	572	11,580

Allowance for loan losses, end of period	$12,096	$14,112	$12,096	$14,112

Loans (net of premiums and discounts):
Period-end balance	$643,468	$736,672	$643,468	$736,672
Average balance during period	656,467	742,173	671,689	762,895
Allowance as a percentage of period-end loan balance	1.88%	1.92%	1.88%	1.92%
Percent of average loans:
Provision for loan losses	—	2.67%	0.11%	2.03%
Net charge-offs	0.86%	2.67%	0.45%	2.03%

          The following table summarizes our allocation of allowance by loan segment:

	September 30, 2012		December 31, 2011

	Amount	Percent of Total	Amount	Percent of Total

	(dollars in thousands)
Commercial	$1,996	16.5%	$2,768	20.1%
Commercial mortgage	1,608	13.3%	2,011	14.6%
Commercial construction	480	4.0%	1,809	13.1%
Consumer construction	221	1.8%	156	1.1%
Residential mortgage	1,578	13.0%	2,711	19.6%
Consumer	2,034	16.8%	2,632	19.1%
Unallocated	4,179	34.6%	1,714	12.4%

Total	$12,096	100.0%	$13,801	100.0%

          Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $12.1 million at September 30, 2012 and $13.8 million as of December 31, 2011. Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2012, included decreases in the allowance for all loans segments, with the exception of consumer construction. Both the one increase and the remaining decreases are a reflection of the increase and decreases in the corresponding loan balances. We increased the unallocated portion of the allowance to reflect changes in relevant environmental factors (see detail above). We reduced the level of delinquencies and benefitted from a stabilizing economy and real estate market in 2012.

          The provision for loan losses recognized to maintain the allowance was $0 and $572,000 for the three and nine months ended September 30, 2012 and 2011, respectively, and $5.0 million and $11.6 million for the three and nine months ended September 30, 2011, respectively. We recorded net charge-offs of $2.3 million during the first nine months of 2012 compared to net charge-offs of $11.6 million during the same period in 2011. During 2012, net charge-offs as compared to average loans outstanding decreased to 0.45%, compared to 2.0% during 2011. We generally record a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated portion of the allowance for loan losses (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three and nine months ended September 30, 2012 amounted to $588,000 and $1.4 million, respectively. Total partial charge-offs of nonaccrual loans for the three and nine months ended September 30, 2011 amounted to $3.8 million and $5.2 million, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three and nine months ended September 30, 2012 was $7.2 million and $10.6 million, respectively, and the total amount of nonaccrual loans for which we recorded partial charge-offs for the three and nine months ended September 30, 2011 was $22.2 million and $37.4 million, respectively.

          Our allowance as a percentage of outstanding loans has decreased from 1.97% as of December 31, 2011 to 1.88% as of September 30, 2012, reflecting the improvement in our asset quality.

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

          Management believes the allowance for loan losses is adequate as of September 30, 2012 and is sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

•	We maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

•

We individually analyze all nonperforming assets (“NPAs”) and all credits risk rated 8 or above for impairment. We immediately charge off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings (“RR”) of RR8 at fair value) (see additional detail related to risk ratings in Note 4 to the Consolidated Financial Statements);

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

          NPAs, expressed as a percentage of total assets, totaled 4.4% at September 30, 2012, 5.3% at December 31, 2011 and 5.6% at September 30, 2011. The ratio of allowance for loan losses to nonperforming loans was 33.0% at September 30, 2012, 37.6% at December 31, 2011, and 33.2% at September 30, 2011. The decrease in this ratio from December 31, 2011 to September 30, 2012 was primarily due to the decrease in the required allowance for loan losses.

          The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	September 30, 2012	December 31, 2011	September 30, 2011

	(dollars in thousands)
Nonaccruing loans:
Commercial	$2,156	$4,566	$4,238
Commercial mortgage	20,601	16,955	20,125
Commercial construction	4,580	5,949	6,549
Consumer construction	655	718	488
Residential mortgage	7,732	7,585	9,678
Consumer	936	905	1,384

	36,660	36,678	42,462

Real estate acquired through foreclosure:
Commercial	1,516	83	1,463
Commercial mortgage	7,529	10,555	8,884
Commercial construction	5,466	6,174	6,255
Consumer construction	442	2,768	2,910
Residential mortgage	4,939	5,655	5,227
Consumer	86	—	—

	19,978	25,235	24,739

Total NPAs	$56,638	$61,913	$67,201

Loans past-due 90 days or more and accruing:
Commercial	$—	$30	$118
Commercial mortgage	—	1,272	1,281
Commercial construction	—	2,032	—
Consumer construction	—	238	—
Residential mortgage	—	2,500	1,615
Consumer	—	244	309

	$—	$6,316	$3,323

          Nonaccrual loans amounted to $36.7 million at both September 30, 2012 and December 31, 2011. The commercial loan nonaccrual balance as of September 30, 2012 consisted of 11 loans, with the largest balance amounting to $828,000. Five loans in the amount of $457,000 were placed in nonaccrual status during 2012. All of the remaining nonaccrual commercial loans were in nonaccrual status as of December 31, 2011. Of the $4.6 million in nonaccrual commercial loans as of December 31, 2011, five loans for a total of $2.5 million were transferred to real estate acquired through foreclosure and three loans in the amount of $121,000 were paid off during the first nine months of 2012.

          The commercial mortgage loan nonaccrual balance as of September 30, 2012 consisted of 38 loans, with the largest balance amounting to $5.1 million. We placed 16 commercial mortgage loans totaling $10.6 million in nonaccrual status in 2012. Of the balance at December 31, 2011, $2.2 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during the first nine months of 2012, $3.9 million were paid off, and $415,000 were charged off.

          The commercial construction nonaccrual balance as of September 30, 2012 consisted of seven loans, with the largest balance amounting to $3.1 million. All but $3,000 of the nonaccrual commercial construction loans as of September 30, 2012 were also in nonaccrual status as of December 31, 2011. Of the $5.9 million in commercial construction loans in nonaccrual status as of December 31, 2011, one loan in the amount of $119,000 was transferred to real estate acquired through foreclosure, $929,000 were charged off, and one loan in the amount of $317,000 was paid off during 2012.

          The consumer construction nonaccrual balance as of September 30, 2012 consisted of four loans in the amount of $655,000, two of which ($410,000) were placed in nonaccrual status during 2012. Of the $718,000 in consumer construction loans in nonaccrual status at December 31, 2011, $332,000 were transferred to real estate acquired through foreclosure during 2012 and one loan in the amount of $128,000 was paid off during 2012.

          The residential mortgage nonaccrual balance as of September 30, 2012 consisted of 32 loans, with the largest balance amounting to $828,000. We placed $2.7 million of these loans in nonaccrual status during the nine months ended September 30, 2012. Of the $7.6 million balance of nonaccrual residential mortgage loans at December 31, 2011, we transferred $1.9 million to real estate acquired through foreclosure, received pay-offs of $355,000, and charged off $206,000 during the first nine months of 2012.

          The consumer loan nonaccrual balance as of September 30, 2012 consisted of 12 loans, 9 of which were placed in nonaccrual status during 2012. These loans are well secured and we have determined that they do not require charge-off as of September 30, 2012.

          The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the nine months ended September 30, 2012 and 2011 was approximately $2.0 million and $1.4 million, respectively, and the actual interest income recorded on such loans for the nine months ended September 30, 2012 and 2011 was approximately $458,000 and $235,000, respectively.

          Real estate acquired through foreclosure decreased $5.3 million when compared to December 31, 2011, with increases in the commercial and consumer loan segments. We transferred $1.4 million in commercial loans to real estate acquired through foreclosure during the nine months ended September 30, 2012. The consumer loan balance represents one loan transferred to real estate acquired through foreclosure during 2012. The decreases in the remaining loan segments were due to resolution of the properties through foreclosure sales or buyouts.

          The activity in our real estate acquired through foreclosure was as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(dollars in thousands)
Balance at beginning of period	$22,433	$28,066	$25,235	$21,185
Real estate acquired in satisfaction of loans	1,633	1,868	6,283	16,073
Write-downs and losses on real estate acquired through foreclosure	(877)	(3,218)	(1,818)	(5,704)
Proceeds from sales of real estate acquired through foreclosure	(3,211)	(2,960)	(9,722)	(8,570)
Additional funds disbursed on real estate acquired through foreclosure	—	983	—	1,755

Balance at end of period	$19,978	$24,739	$19,978	$24,739

          As of September 30, 2012, we did not have any Loans 90 days delinquent and accruing (loans that are well secured and in the process of collection). We held $6.3 million in such loans at December 31, 2011.

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

          The composition of our TDRs is illustrated in the following table at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

	(dollars in thousands)
Commercial:
Nonaccrual	$3	$22
90 days or more and accruing	$—	$—
< 90 days past due/current	$7,715	$400

	7,718	422

Commercial mortgage:
Nonaccrual	5,629	907
90 days or more and accruing	—	—
< 90 days past due/current	12,210	9,389

	17,839	10,296

Commercial construction:
Nonaccrual	101	103
90 days or more and accruing	—	—
< 90 days past due/current	7,072	5,118

	7,173	5,221

Consumer construction:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	—	—

	—	—

Residential mortgage:
Nonaccrual	1,708	1,474
90 days or more and accruing	—	2,164
< 90 days past due/current	10,009	8,270

	11,717	11,908

Consumer:
Nonaccrual	—	—
90 days or more and accruing	—	—
< 90 days past due/current	—	—

	—	—

Totals:
Nonaccrual	$7,441	$2,506
90 days or more and accruing	$—	$2,164
< 90 days past due/current	$37,006	$23,177

	$44,447	$27,847

          The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $1.6 million and $964,000 for the nine months ended September 30, 2012 and 2011, respectively. The actual interest income recorded on these loans for the nine months ended September 30, 2012 and 2011 was $890,000 and $562,000, respectively.

          The following table shows the breakdown of loans modified during the three and nine months ended September 30:

	Three Months Ended September 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	1	$7,125	$7,125	1	$297	$22
Commercial mortgage	2	18	18	—	—	—

	3	$7,143	$7,143	1	$297	$22

	Nine Months Ended September 30,

	2012			2011

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification

	(dollars in thousands)
Commercial	3	$7,336	$7,336	2	$460	$185
Commercial mortgage	8	2,767	2,775	2	2,195	2,195
Commercial construction	2	7,093	7,093	—	—	—
Residential mortgage	1	863	863	1	566	579

	14	$18,059	$18,067	5	$3,221	$2,959

Impaired Loans

          The following tables show the breakout of impaired loans by class:

				Nine Months Ended September 30,

	September 30, 2012			2012			2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge- Offs	Average Recorded Investment	Interest Income Recognized	Charge- Offs

	(dollars in thousands)
With no related allowance:
Commercial	$2,589	$2,589	$—	$3,895	$38	$187	$2,197	$7	$5,240
Commercial mortgage	$30,354	$30,354	$—	$24,772	$409	$573	$20,948	$58	$1,706
Commercial construction	$11,652	$11,652	$—	$13,091	$85	$353	$12,376	$69	$728
Consumer construction	$655	$655	$—	$654	$22	$7	$874	$1	$24
Residential mortgage	$9,466	$9,466	$—	$9,484	$191	$711	$10,402	$85	$1,506
Home equity & 2nd mortgage	$920	$920	$—	$990	$20	$1,576	$915	$5	$2,021
Other consumer	$16	$16	$—	$7	$—	$—	$168	$—	$—
With a related allowance:
Commercial	7,134	7,283	149	1,901	103	—	39	2	—
Commercial mortgage	2,432	2,456	24	4,137	35	—	3,876	74	128
Commercial construction	—	—	—	—	—	—	333	—	—
Consumer construction	—	—	—	—	—	—	140	16	—
Residential mortgage	8,072	8,274	202	8,363	322	168	12,139	388	703
Home equity & 2nd mortgage	—	—	—	—	—	—	18	3	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$9,723	$9,872	$149	$5,796	$141	$187	$2,236	$9	$5,240
Commercial mortgage	$32,786	$32,810	$24	$28,909	$444	$573	$24,824	$132	$1,834
Commercial construction	$11,652	$11,652	$—	$13,091	$85	$353	$12,709	$69	$728
Consumer construction	$655	$655	$—	$654	$22	$7	$1,014	$17	$24
Residential mortgage	$17,538	$17,740	$202	$17,847	$513	$879	$22,541	$473	$2,209
Home equity & 2nd mortgage	$920	$920	$—	$990	$20	$1,576	$933	$8	$2,021
Other consumer	$16	$16	$—	$7	$—	$—	$168	$—	$—

	December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$—
Commercial mortgage	$21,039	$21,039	$—
Commercial construction	$11,066	$11,066	$—
Consumer construction	$718	$718	$—
Residential mortgage	$8,723	$8,723	$—
Home equity & 2nd mortgage	$905	$905	$—
Other consumer	$—	$—	$—
With a related allowance:
Commercial	157	161	4
Commercial mortgage	5,249	5,306	57
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	9,075	9,297	222
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$4,961	$4,965	$4
Commercial mortgage	$26,288	$26,345	$57
Commercial construction	$11,066	$11,066	$—
Consumer construction	$718	$718	$—
Residential mortgage	$17,798	$18,020	$222
Home equity & 2nd mortgage	$905	$905	$—
Other consumer	$—	$—	$—

          Not all of the loans newly classified as impaired since December 31, 2011 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

          Deposits were $1.1 billion at September 30, 2012 and $1.0 billion at December 31, 2011. During the nine months ended September 30, 2012, we experienced increases in all deposit types except for noninterest-bearing deposits. The deposit breakdown is as follows:

	September 30, 2012		December 31, 2011

	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
NOW & money market	$151,414	13.7%	$131,126	12.9%
Savings	58,806	5.3%	54,977	5.4%
Time	798,559	72.0%	728,354	71.8%

Total interest-bearing deposits	1,008,779	91.0%	914,457	90.1%
Noninterest-bearing demand deposits	99,372	9.0%	100,303	9.9%

Total deposits	$1,108,151	100.0%	$1,014,760	100.0%

          Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year. As of September 30, 2012 and December 31, 2011, our core deposits were $371.7 million and $361.2 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

          Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at September 30, 2012 and December 31, 2011. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

          The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At September 30, 2012, our total available credit line with the FHLB was $122.1 million. Our outstanding FHLB advance balance at both September 30, 2012 and December 31, 2011 was $111.0 million.

          Long-term borrowings, which totaled $73.6 million at September 30, 2012 and $73.7 million at December 31, 2011, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. We held $65.0 million in long-term FHLB advances at both September 30, 2012 and December 31, 2011 and $8.6 million and $8.7 million at September 30, 2012 and December 31, 2011, respectively, in a mortgage loan.

          Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings decreased from $48.0 million at December 31, 2011 to $47.3 million at September 30, 2012. We held $46.0 million in short-term FHLB advances at both September 30, 2012 and December 31, 2011.

          In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp. The debentures are the sole assets of the Trusts. Aggregate debentures outstanding as of both September 30, 2012 and December 31, 2011 totaled $52.1 million.

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

          Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At September 30, 2012, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

Capital Resources

          Our stockholders’ deficit improved by $16.6 million in 2012 to a deficit of $8.8 million from a deficit of $25.4 million as of December 31, 2011.

          Common stock and additional paid-in-capital decreased by $119,000 due primarily to the change in the fair value of the warrants. Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, decreased by $1.3 million. Retained deficit decreased by our 2012 net income of $15.4 million.

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

          We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. As of September 30, 2012 and December 31, 2011, the Bank was “undercapitalized” and “significantly undercapitalized,” respectively, under the regulatory framework for prompt corrective action, although, as of September 30, 2012, the Bank’s leverage and Tier I capital ratios met minimal adequacy requirements.

          The regulatory capital ratios are shown below:

	September 30, 2012	December 31, 2011	Minimum Regulatory Requirements

Regulatory capital ratios:
Leverage:
Consolidated	(0.6)%	(1.9)%	4.0%
Bank	4.1%	3.0%	4.0%
Tier 1 capital to risk-weighted assets:
Consolidated	(0.8)%	(2.6)%	4.0%
Bank	5.8%	4.2%	4.0%
Total capital to risk-weighted assets:
Consolidated	(0.8)%	(2.6)%	8.0%
Bank	7.1%	5.5%	8.0%

          On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a Tier I leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. As of September 30, 2012, we did not yet meet the requirements. The failure to achieve these capital requirements could result in further action by our regulators.

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

          First Mariner Bancorp is also a party to Federal Reserve Bank (“FRB”) Agreements (the “FRB Agreements”), which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2012, those capital ratios were (0.6)%, (0.8)%, and (0.8)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

          The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Results of Operations

Net Income (Loss)

Three Months Ended September 30:

          For the three months ended September 30, 2012, we realized net income of $7.9 million compared to a net loss of $8.0 million for the three month period ended September 30, 2011. Basic and diluted earnings per share for 2012 totaled $0.42 and basic and diluted losses per share totaled $(0.42) for 2011.

Nine months Ended September 30:

          For the nine months ended September 30, 2012, we realized net income of $15.4 million compared to a net loss of $26.3 million for the nine month period ended September 30, 2011. Basic and diluted earnings per share for 2012 totaled $0.82 and basic and diluted losses per share totaled $(1.41) for 2011.

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

Three Months Ended September 30:

          Net interest income for the third quarter of 2012 totaled $8.1 million, an increase of $920,000 from $7.1 million for the three months ended September 30, 2011. The increase in net interest income during 2012 was primarily a result of the decrease in the rates paid on interest-bearing liabilities. Our net interest margin decreased to 3.01% from 3.13%.

Interest Income

          Total interest income increased by $242,000 for the three months ended September 30, 2012 due primarily to an increase in the volume of interest-earning assets from $897.3 million to $1.1 billion. We experienced decreased yields on all of our loan segments (which are the primary interest revenue generators) during 2012 due to a lower rate environment. We also experienced decreased average balances in all loan segments during 2012.

          Yields on earning assets also continue to be affected by higher market values of LHFS (therefore, lower yields), contributing to the decreased yield of 4.47% for the three months ended September 30, 2012 compared to 5.14% for the three months ended September 30, 2011.

          Average LHFS increased $247.6 million due to higher origination volumes. Average securities increased by $3.5 million.

Interest Expense

          Interest expense decreased by $678,000 as a result of the decrease in the average rate paid on interest-bearing liabilities, from 1.72% for the three months ended September 30, 2011 to 1.33% for the three months ended September 30, 2012, slightly offset by an increase in the level of interest-bearing liabilities of $107.5 million. The decrease in the rate paid on interest-bearing deposits from 1.64% in 2011 to 1.17% in 2012 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity.

          Average interest-bearing deposits increased by $104.0 million due primarily to increases in savings, money market, and time deposit accounts.. We experienced an increase in the costs of borrowed funds from 2.13% for the three months ended September 30, 2011 to 2.21% for the three months ended September 30, 2012.

Nine months Ended September 30:

          Net interest income for the nine months ended September 30, 2012 totaled $23.0 million, an increase of $2.4 million from $20.6 million for the nine months ended September 30, 2011. The increase in net interest income during the nine months ended September 30, 2012 was primarily a result of the decrease in the rates paid on interest-bearing liabilities. Our net interest margin increased to 3.08% from 2.94%.

Interest Income

          Total interest income decreased by $811,000 for the nine months ended September 30, 2012 due primarily to the decreased yield earned on interest-earning assets. We also experienced decreased average balances in all loan segments during 2012.

          The yield on interest-earning assets decreased from 5.11% for the nine months ended September 30, 2011 to 4.68% for the nine months ended September 30, 2012 due to the lower rate environment and a higher mix of LHFS, which carried lower rates than portfolio loans.

          Average LHFS increased $168.9 million, due to higher origination volumes. Average securities decreased by $17.0 million.

Interest Expense

          Interest expense decreased by $3.2 million as a result of the decrease in the average rate paid on interest-bearing liabilities, from 1.80% for the nine months ended September 30, 2011 to 1.42% for the nine months ended September 30, 2012. We also experienced a $3.2 million decrease in the level of interest-bearing liabilities. The decrease in the rate paid on interest-bearing deposits from 1.74% in 2011 to 1.27% in 2012 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity.

          Average interest-bearing deposits decreased by $6.7 million due primarily to maturities of time deposits as customers moved funds around between account types and out of the Bank entirely in search of favorable rates. We experienced an increase in the costs of borrowed funds from 2.13% for the nine months ended September 30, 2011 to 2.22% for the nine months ended September 30, 2012.

          The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	For the Three Months Ended September 30,

	2012			2011

	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$50,483	$674	5.22%	$60,831	$814	5.23%
Commercial mortgage	298,291	4,359	5.72%	335,168	5,129	5.99%
Commercial construction	51,819	718	5.43%	55,560	822	5.79%
Consumer construction	18,134	215	4.73%	22,310	274	4.89%
Residential mortgage	114,369	1,440	5.04%	127,694	1,697	5.31%
Consumer	123,371	1,320	4.27%	140,610	1,592	4.51%

Total loans	656,467	8,726	5.24%	742,173	10,328	5.48%
LHFS	320,860	2,841	3.54%	73,263	894	4.88%
Securities, trading and AFS	42,913	295	2.75%	39,458	373	3.78%
Interest-bearing deposits	28,996	57	0.79%	35,378	82	0.93%
Restricted stock investments, at cost	6,857	—	—	6,997	—	—

Total earning assets	1,056,093	11,919	4.47%	897,269	11,677	5.14%
Allowance for loan losses	(13,292)			(15,246)
Cash and other nonearning assets	217,199			266,697

Total assets	$1,260,000	11,919		$1,148,720	11,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$6,182	14	0.89%	$6,506	1	0.03%
Savings	58,949	28	0.19%	56,690	28	0.20%
Money market	143,358	200	0.55%	126,202	181	0.57%
Time	774,722	2,656	1.36%	689,804	3,415	1.96%

Total interest-bearing deposits	983,211	2,898	1.17%	879,202	3,625	1.64%
Borrowings	173,145	962	2.21%	169,641	913	2.13%

Total interest-bearing liabilities	1,156,356	3,860	1.33%	1,048,843	4,538	1.72%
Noninterest-bearing demand deposits	100,217			102,868
Other noninterest-bearing liabilities	15,625			12,902
Stockholders’ deficit	(12,198)			(15,893)

Total liabilities and stockholders’ deficit	$1,260,000	3,860		$1,148,720	4,538

Net interest income/net interest spread		$8,059	3.14%		$7,139	3.42%

Net interest margin			3.01%			3.13%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.

	For the Nine Months Ended September 30,

	2012			2011

	Average Balance (1)	Interest (2)	Yield/ Rate	Average Balance (1)	Interest (2)	Yield/ Rate

	(dollars in thousands)
ASSETS
Loans:
Commercial	$52,000	$2,031	5.13%	$65,160	$2,629	5.32%
Commercial mortgage	306,833	13,551	5.80%	339,574	15,657	6.08%
Commercial construction	53,181	2,245	5.55%	56,160	2,369	5.56%
Consumer construction	16,909	555	4.35%	24,198	883	4.86%
Residential mortgage	116,784	4,739	5.41%	133,615	5,228	5.22%
Consumer	125,982	4,085	4.33%	144,188	4,882	4.52%

Total loans	671,689	27,206	5.35%	762,895	31,648	5.49%
LHFS	234,187	6,438	3.67%	65,250	2,219	4.54%
Securities, trading and AFS	32,221	879	3.64%	49,262	1,293	3.50%
Interest-bearing deposits	36,756	184	0.67%	37,134	358	1.29%
Restricted stock investments, at cost	6,969	—	—	7,046	—	—

Total earning assets	981,822	34,707	4.68%	921,587	35,518	5.11%
Allowance for loan losses	(13,643)			(14,532)
Cash and other nonearning assets	231,969			309,645

Total assets	$1,200,148	34,707		$1,216,700	35,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$5,921	42	0.95%	$6,353	3	0.07%
Savings	58,273	83	0.19%	57,972	85	0.20%
Money market	134,924	542	0.54%	128,747	552	0.57%
Time	730,773	8,190	1.50%	743,496	11,577	2.08%

Total interest-bearing deposits	929,891	8,857	1.27%	936,568	12,217	1.74%
Borrowings	173,150	2,879	2.22%	169,698	2,708	2.13%

Total interest-bearing liabilities	1,103,041	11,736	1.42%	1,106,266	14,925	1.80%
Noninterest-bearing demand deposits	101,175			104,272
Other noninterest-bearing liabilities	14,684			12,854
Stockholders’ deficit	(18,752)			(6,692)

Total liabilities and stockholders’ deficit	$1,200,148	11,736		$1,216,700	14,925

Net interest income/net interest spread		$22,971	3.26%		$20,593	3.31%

Net interest margin			3.08%			2.94%

(1)	Nonaccrual loans are included in average loans.
(2)	There are no tax equivalency adjustments.

          A rate/volume analysis, which demonstrates changes in interest income and expense for significant assets and liabilities, appears below. Changes attributable to mix (rate and volume) are allocated to volume and rate based on the relative size of the variance that can be separately identified with each.

	Three Months Ended September 30, 2012 vs. 2011			Nine Months Ended September 30, 2012 vs. 2011

	Due to Variances in			Due to Variances in

	Rate	Volume	Total	Rate	Volume	Total

	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$(2)	$(138)	$(140)	$(89)	$(509)	$(598)
Commercial mortgage	(225)	(545)	(770)	(678)	(1,428)	(2,106)
Commercial construction	(50)	(54)	(104)	(6)	(118)	(124)
Consumer construction	(9)	(50)	(59)	(84)	(244)	(328)
Residential mortgage	(85)	(172)	(257)	288	(777)	(489)
Consumer	(82)	(190)	(272)	(197)	(600)	(797)

Total loans	(453)	(1,149)	(1,602)	(766)	(3,676)	(4,442)
LHFS	(1,665)	3,612	1,947	(765)	4,984	4,219
AFS securities	(256)	178	(78)	80	(494)	(414)
Interest-bearing deposits	(12)	(13)	(25)	(171)	(3)	(174)

Total interest income	(2,386)	2,628	242	(1,622)	811	(811)

Interest paid on:
Interest-bearing deposits:
NOW	13	—	13	39	—	39
Savings	(5)	5	—	(3)	1	(2)
Money market	(31)	50	19	(45)	35	(10)
Time	(2,918)	2,159	(759)	(3,193)	(194)	(3,387)

Total interest-bearing deposits	(2,941)	2,214	(727)	(3,202)	(158)	(3,360)
Borrowings	31	18	49	115	56	171

Total interest expense	(2,910)	2,232	(678)	(3,087)	(102)	(3,189)

Net interest income	$524	$396	$920	$1,465	$913	$2,378

Noninterest Income

Three Months Ended September 30:

          Noninterest income for the three months ended September 30, 2012 was $16.3 million, an increase of $8.6 million from the comparable period of 2011 due to an increase in mortgage-banking revenue.

          Mortgage-banking revenue increased from $4.6 million for the three months ended September 30, 2011 to $15.4 million for the three months ended September 30, 2012 due to increased originations for both refinances and sales. The volume of loans sold increased from $234.2 million in 2011 to $633.3 million in 2012. In addition, the spreads we realized on the sales of mortgage loans significantly improved for the three months ended September 30, 2012 over the three months ended September 30, 2011.

          We recorded $681,000 in net OTTI during 2011, with no such corresponding charge in 2012. In addition, during the third quarter of 2012, we moved a significant portion of our operations to a building we own on Boston Street and wrote off a significant amount of furniture, fixtures, and leasehold improvements related to our previous location.

Nine months Ended September 30:

          Noninterest income for the nine months ended September 30, 2012 was $39.5 million, an increase of $24.0 million from the comparable period of 2011 due to the increase in mortgage-banking revenue. The increase in mortgage-banking revenue from $7.9 million for the nine months ended September 30, 2011 to $35.5 million for the nine months ended September 30, 2012 was due to higher originations for both refinances and sales. The volume of loans sold increased from $710.7 million in 2011 to $1.6 billion in 2012. In addition, the spreads we realized on the sales of mortgage loans significantly improved for the nine months ended September 30, 2012 over the nine months ended September 30, 2011.

          We recorded $460,000 in net OTTI during 2012 compared to $818,000 during 2011 and wrote off a significant amount of fixed assets due to relocation of a portion of our operations.

Noninterest expenses

Three Months Ended September 30:

          For the three months ended September 30, 2012, noninterest expenses decreased $1.4 million to $16.4 million compared to $17.8 million for the same period of 2011.

          The decreases in occupancy, furniture and equipment, and professional services costs were a reflection of our continuing efforts in reducing controllable costs. Additional compensation expense was incurred during the quarter in connection with mortgage-banking activities. Write-downs, losses, and costs of real estate acquired through foreclosure decreased $1.9 million as the inventory of foreclosed properties decreased.

          Corporate insurance costs increased due to additional policies obtained during 2012. Loan collection costs decreased as our asset quality improved during the quarter.

          Postage increased due to customer mailings related to our system conversion in October 2012.

Nine months Ended September 30:

          For the nine months ended September 30, 2012, noninterest expenses decreased $4.1 million to $46.7 million compared to $50.8 million for the same period of 2011.

          The decreases in salaries and benefits, occupancy, and furniture and equipment costs were a reflection of our continuing efforts in reducing controllable costs. Professional service costs included a recovery of $691,000 in legal fees from the settlement of a lawsuit. We continue to incur professional fees for regulatory compliance, loan workouts, and capital raise efforts, although to a lesser degree in 2012. Write-downs, losses, and costs of real estate acquired through foreclosure decreased to $3.5 million from $6.6 million in 2011. Postage increased due to customer mailings related to our system conversion.

          The following table shows the breakout of other noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(dollars in thousands)
Office supplies	$146	$105	$394	$319
Printing	58	94	276	260
Marketing/promotion	224	236	782	606
Postage	740	140	1,421	455
Overnight delivery/courier	152	89	422	285
Security	62	54	181	163
Dues and subscriptions	136	91	348	290
Director fees	100	73	264	246
Employee education and training	18	18	71	42
Automobile expense	21	23	75	80
Travel and entertainment	62	72	188	175
Other	461	448	1,201	1,401

	$2,180	$1,443	$5,623	$4,322

Income Taxes

          We have set up a valuation allowance against the full amount of our deferred taxes as of both September 30, 2012 and December 31, 2011. The $205,000 tax benefit recorded in 2012 represents an anticipated recovery of state taxes paid in 2010 as a result of a net operating loss carryback.

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

          The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $260.2 million at September 30, 2012. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $12.0 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $174.1 million at September 30, 2012 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $5.3 million at September 30, 2012 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $10.6 million at September 30, 2012 are generally open ended. At September 30, 2012, available home equity lines totaled $58.2 million. Home equity credit lines generally extend for a period of 10 years.

          Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of September 30, 2012, we anticipate expending approximately $1.0 million in the next 12 months on our premises and equipment.

          Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

          The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $111.2 million at September 30, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. LHFS, which totaled $371.6 million at September 30, 2012, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market. Our loan to deposit ratio stood at 58.1% at September 30, 2012 and 69.2% at December 31, 2011.

          We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained. At September 30, 2012, our total available credit line with the FHLB was $122.1 million. Our outstanding balance was $111.0 million at both September 30, 2012 and December 31, 2011.

          We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At September 30, 2012, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

          Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2012		December 31, 2011

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

	(dollars in thousands)
IRLCs	$174,119	$177,127	$138,075	$139,899
Forward contracts to sell mortgage-backed securities	187,519	191,537	102,250	101,772

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

Interest Rate Risk

          Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 2012, we had a one-year cumulative positive gap of approximately $426.0 million compared to a one-year cumulative negative gap of approximately $23.0 million at December 31, 2011.

          While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At September 30, 2012, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change

	+200BP	-200BP

Net interest income	3.68%	(9.96)%

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 1A – Risk Factors

          The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          There were no repurchases of the Company’s common stock during the nine months ended September 30, 2012.

Item 3 - Defaults Upon Senior Securities

          None

Item 4 – Mine Safety Disclosures

          Not Applicable.

Item 5 - Other Information

          None

Item 6 - Exhibits

10.1	Retention Bonus Agreement between First Mariner Bank and Mark Keidel, filed herewith

10.2	Retention Bonus Agreement between First Mariner Bank and Paul Susie, filed herewith

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

* Furnished, not filed.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	November 14, 2012	By:	/s/ Mark A. Keidel

Mark A. Keidel
Principal Executive Officer

Date:	November 14, 2012	By:	/s/ Paul B. Susie

Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

10.1	Retention Bonus Agreement between First Mariner Bank and Mark Keidel, filed herewith

10.2	Retention Bonus Agreement between First Mariner Bank and Paul Susie, filed herewith

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

* Furnished, not filed.