Form 10-K
period 2012-12-31
FIRST MARINER BANCORP
filed 2013-04-01
CIK 946090

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $9.0 million.

         The number of shares of common stock outstanding as of March 15, 2013 was 18,860,482 shares.

         Documents incorporated by reference: Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FIRST MARINER BANCORP

Annual Report on Form 10-K

December 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of our statements contained in, or incorporated by reference into, this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like "may," "plan," "contemplate," "anticipate," "believe," "intend," "continue," "expect," "project," "predict," "estimate," "target," "could," "is likely," "should," "would," "will," and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

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

  •
  our ability to successfully implement our plan to reduce First Mariner Bank's risk exposure to problem assets;

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

  •
  adverse changes in the securities' markets;

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

  •
  the strength of the United States economy in general, the strength of the local economies in which we conduct operations, and the unfavorable effects of future economic conditions, including inflation, recession, or decreases in real estate values;

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

  •
  our ability to continue to realize income through our mortgage-banking operations; and

  •
  other risks as described in this Annual Report on Form 10-K.

        All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the "Risk Factors" in Item 1A of Part I of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

 PART I

ITEM 1    BUSINESS

General

        First Mariner Bancorp ("First Mariner") is a bank holding company whose business is conducted primarily through its wholly owned operating subsidiary, First Mariner Bank (the "Bank"). First Mariner was established in 1995 and has total assets in excess of $1.3 billion as of December 31, 2012. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600.

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

        The Bank is currently our only operating subsidiary, with assets exceeding $1.3 billion as of December 31, 2012, and is the largest bank headquartered in Baltimore, Maryland. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland, as well as portions of Maryland's eastern shore. First Mariner Bank is an independent community bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Item 7 in Part II of this Annual Report on Form 10-K and Note 19 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

        We do not conduct any foreign operations.

        We operate in two business segments—commercial and consumer banking and mortgage-banking. Financial information related to our operations in these segments for each of the three years ended December 31, 2012 is provided in Note 19 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Retail Banking

        Our retail banking activities emphasize consumer deposit and checking accounts. We offer an extensive range of services to meet the varied needs of our customers of all age demographics. In addition to traditional banking products and services, we offer contemporary products and services, such as debit cards, mutual funds, annuities, insurance products, Internet banking, electronic bill payment, mobile banking, and personal financial management services. Our consumer loan products include home equity lines of credit, fixed-rate second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Mortgage-Banking

        Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal

Housing Administration ("FHA") and the federal Veterans Administration ("VA") loans, conventional and nonconforming first- and second-lien mortgages, and construction and permanent financing.

Our Lending Activities

Loan Portfolio Composition

        At December 31, 2012, our loan portfolio totaled $610.4 million, representing 44.3% of our total assets of $1.4 billion. The majority of our lending activity is in the Mid-Atlantic region and our loans are generally secured by residential and commercial real estate. At December 31, 2012, approximately 89% of our total loans were secured by real estate.

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

        The Bank secures development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates, and preconstruction sales information. We have significantly limited our development lending activities over the past five years.

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

        See Item 7 of Part II of this Annual Report on Form 10-K for more detailed information concerning our loan portfolio, the individual portfolio segments, and their effect on 2012 operations.

Our Credit Administration Process

        Our lending activities are subject to written policies approved by the Bank's Board of Directors to ensure proper management of credit risk. We make loans that are subject to a well-defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. We conduct regular portfolio reviews to identify potential underperforming credits, estimate loss exposure, geographic and industry concentrations, and to ascertain compliance with our policies. For significant problem loans, we review and evaluate the financial strengths of our borrower and any guarantor, the related collateral, and the effects of economic conditions.

        The loan committee of the Bank's Board of Directors is authorized to approve loans up to the Bank's legal lending limit, which is approximately $9.4 million as of December 31, 2012. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, but we do have loans to a limited number of customers in excess of that amount.

        We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we, and our borrowers, are affected by the economic conditions prevailing in our market area. Approximately 26% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers and the remaining 74% consisted of loans to customers in the surrounding states and the District of Columbia. Approximately 84% of our commercial loan portfolio (commercial, commercial mortgage, and commercial construction) consisted of loans to Maryland customers with an additional 14% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 2% of our portfolio.

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

Our Competition

Banking

        We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, mortgage companies, finance companies, Internet-based financial companies, and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving financial entities in our market area have required us to compete with banks and finance companies with greater resources. Additionally, certain financial institutions received various amounts of government financial assistance in accordance with legislation passed in late 2008, giving those institutions greater resources with which to compete in our market. See "Supervision and Regulation" later in this section for further information on government legislation.

        The primary factors we face in competing for deposits are interest rates, personalized service, the quality and range of financial services, convenience of office locations, and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds, Internet based banks, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services, responsiveness, and personalized service. Competition for loans comes primarily from other commercial banks, savings associations, mortgage-banking firms (see discussion on mortgage-banking competition below), credit unions, finance companies, and other financial intermediaries. Many of the financial institutions operating in our market area offer certain services such as trust and international banking, which we do not offer, and have greater financial resources or have substantially higher lending limits.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the "Dodd-Frank Act") made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        Certain provisions of the Dodd-Frank Act are expected to have a near term impact on First Mariner and the Bank. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau ("the "Bureau") as an independent bureau of the FRB. The Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator, although the Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

        Certain regulatory requirements applicable to First Mariner and the Bank, including some of the changes made by the Dodd-Frank Act, are referred to below or elsewhere in this Annual Report on Form 10-K. The summary of statutory provisions and regulations set forth below or elsewhere does not purport to be a complete description of such statutes and regulations and their effects on First Mariner and the Bank.

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

Dividends

        The FRB has issued a policy statement on the payment of cash dividends by bank holding companies that expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The FRB has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation of the Bank—Prompt Corrective Regulatory Action" later in this section.

Capital Requirements

        The Dodd-Frank Act requires the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations, when finalized, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier I holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with less than $15 billion of consolidated assets are grandfathered. Such grandfathering applies to certain trust preferred securities issued by First Mariner, although at December 31, 2012, none of our trust preferred securities qualified for use in our capital calculations due to certain limitations.

Stock Repurchases

        A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB. This requirement does not apply to bank holding companies that are "well capitalized," received one of the two highest examination ratings at their last examination, and are not the subject of any unresolved supervisory issues.

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

        In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of First Mariner causes a loss to the FDIC, other insured subsidiaries could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. At December 31, 2012, the Bank was the only subsidiary depository institution of First Mariner.

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

        The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with, and review the nonobjection of, the FRB before such person or persons may acquire direct or indirect control of First Mariner. The Change in Bank Control Act implementing regulations presume control as the power, directly or indirectly, to vote 10% or more of any voting securities or to direct the management or policies of a bank holding company, such as First Mariner, that has securities registered under the Securities Exchange Act of 1934 (the "Exchange Act").

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

Business Activities

        Maryland law and the Commissioner regulate the Bank's internal organization as well as deposit, lending, and investment activities. In its lending activities, the maximum legal rate of interest, fees, and charges that may be charged on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan, and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and related interests to a financial institution's capital levels. Additionally, Maryland law contains a parity statute by which Maryland institutions may, with the approval of the Commissioner, engage in any additional activity, service, or other practice that is permitted for national banks.

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

Activities and Investments

        Since the enactment of FDICIA, all state-chartered FDIC insured banks have generally been limited to activities as principal to those authorized for national banks, notwithstanding any broader authority that may exist in state law. Additionally, FDICIA limits equity investments by state banks to the types and amounts permitted for national banks, subject to certain exceptions. For example, the FDIC is authorized to permit banks to engage in state-authorized activities or investments that are impermissible for national banks (other than nonsubsidiary equity investments) if the bank meets all applicable capital requirements and it is determined that the activities or investments do not pose a significant risk to the DIF.

Capital Requirements

        The Bank is subject to the FDIC's regulatory capital requirements. The capital regulations currently require state banks to meet two minimum capital standards: a 4% Tier I (or "core") capital to adjusted average quarterly assets ("leverage") ratio (3% for institutions receiving the highest rating on the depository institution examination rating system) and an 8% total risk-based capital ratio.

        Tier I capital is generally defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less certain deferred tax assets and intangibles other than certain mortgage-servicing rights ("MSRs") and credit card relationships.

        The risk-based capital standard requires the maintenance of Tier I and total capital (which is defined as Tier I capital plus Tier II (or "supplementary") capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining risk-weighted assets, all assets, including certain off-balance sheet items, recourse obligations, residual interests, and direct credit substitutes, are multiplied by risk weightings of 0% to 200%, which are assigned by the FDIC capital regulation based on the risks believed inherent in the type of asset. The components of Tier II capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale ("AFS") equity securities with readily determinable fair market values. Overall, the amount of Tier II capital included as total capital cannot exceed 100% of Tier I capital.

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

Basel III Proposal

        In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the "2012 Capital Proposals") that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including First Mariner and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the "Basel Committee") which are generally referred to as "Basel I."

        One of the 2012 Capital Proposals (the "Basel III Proposal") addresses the components of capital and other issues affecting the numerator in banking institutions' regulatory capital ratios and would implement the Basel Committee's December 2010 framework, known as "Basel III," for strengthening international capital standards. The other proposal (the "Standardized Approach Proposal") addresses risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 "Basel II" capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

        The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

        The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

Prompt Corrective Regulatory Action

        Federal law requires the appropriate federal regulatory agency to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a bank that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I capital to risk-weighted assets of less than 4%, or a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A bank that has a total risk-based capital ratio of less than 6%, a Tier I capital ratio of less than 3%, or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a bank that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, a receiver or conservator must be appointed within specified time frames for an institution that is "critically undercapitalized." The law also provides that an acceptable restoration plan must be filed within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent company up to the lesser of 5% of the Bank's total assets when deemed to be undercapitalized or the amount necessary to achieve compliance with all applicable capital requirements. In addition, certain mandatory supervisory actions become applicable to any undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions (including dividends), and expansion. The FDIC can also take additional discretionary supervisory actions, including the issuance of a capital directive, requiring the sale of the institution, and the replacement of senior executive officers and directors. See Item 1A—"Risk Factors" later in Part I and "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K for additional information on the Bank's agreements with its various regulators and our capital resources and noncompliance with directed capital requirements.

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

Dividend Restrictions

        A Maryland bank's ability to pay dividends is governed by Maryland law and the regulations of the FDIC. Under Maryland law, if the surplus of a commercial bank is less than 100% of its capital stock then, until the surplus equals at least 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings. Maryland law provides for dividends only out of undivided profits or, with the approval of the Commissioner, surplus in excess of 100% of required capital stock. Also, under FDIC regulations, no bank may pay a dividend if it would be "undercapitalized" within the meaning of the prompt corrective action laws, or if it is in default of any deposit insurance assessment. See also Item 1A—"Risk Factors—Our ability to pay cash dividends is limited" later in Part I of this Annual Report on Form 10-K.

Enforcement

        The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

        The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all "institution-related parties," including stockholders and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors, receivership, conservatorship, or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

        The Bank has entered into a Consent Order with the FDIC and the Commissioner. See Item 1A—"Risk Factors" later in Part I and "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K.

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

Insurance of Deposit Accounts

        The Bank's deposits are insured up to applicable limits by the DIF of the FDIC. Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution's assessment rate depends upon the category to which it is assigned. The Dodd-Frank Act required the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits and on February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing resultant changes to the assessment rules. Initially, the base assessment rates range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the DIF reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

        In order to cover losses to the DIF, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier I capital, as of June 30, 2009 (capped at ten basis points of an institution's deposit assessment base). That special assessment was collected on September 30, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The Bank received an automatic waiver of the prepayment requirement. These estimated assessments include an assumed annual assessment base increase of 5%.

        Due to the recent difficult economic conditions, deposit insurance per account owner was raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010 and then to December 31, 2012 by the Dodd-Frank Act, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank participated in the unlimited noninterest bearing transaction account coverage. The Bank and First Mariner opted to participate in the unsecured debt guarantee program.

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

Federal Reserve System

        Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements. These amounts are adjusted annually. The Bank is in compliance with the foregoing requirements.

Mortgage Banking and Related Consumer Protection Regulations

        The retail activities of banks, including our mortgage-banking operation, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

  •
  the federal Truth-In-Lending Act and Regulation Z issued by the FRB, governing disclosures of credit terms to consumer borrowers;

  •
  the Home Mortgage Disclosure Act and Regulation C issued by the FRB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act and Regulation B issued by the FRB, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act and Regulation V issued by the FRB, governing the use and provision of information to consumer reporting agencies;

  •
  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

        Deposit operations also are subject to:

  •
  the Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;

  •
  Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the Electronic Funds Transfer Act and Regulation E issued by the FRB, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        In addition, the Bank and its subsidiaries may also be subject to certain state laws and regulations designed to protect consumers.

        Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, to a certain extent, be subject to the oversight of not only the Bank's primary regulators, but also the Bureau. We cannot predict the effect of an additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.

Federal Securities Laws

        The shares of First Mariner common stock are registered with the SEC under Section 12(g) of the Exchange Act, as amended, and listed on the Over-The-Counter Bulletin Board ("OTCBB"). First Mariner is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions, and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and First Mariner is generally required to comply with certain corporate governance requirements.

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

ITEM 1A    RISK FACTORS

         We are subject to restrictions and conditions of a Cease and Desist Order issued by the FDIC and the Commissioner ("September Order"), and agreements with the FRB ("FRB Agreement" and "New FRB Agreement") (collectively, the "FRB Agreements") and have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these enforcement actions.

        The FDIC and the Commissioner have issued Cease and Desist Orders against the Bank and the Company. The Bank and the Company have also entered into the FRB Agreements. The September Order contains a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified assets, operating restrictions, and restrictions on dividend payments by the Bank. These restrictions may impede our ability to operate our business. If we continue to fail to comply with the terms and conditions of the September Order or the FRB Agreements, the appropriate regulatory authority could take additional enforcement action against us, including the imposition of further operating restrictions, monetary penalties, or possibly place the Bank in receivership. We could also be directed to seek a merger partner. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the enforcement actions and we will incur ongoing expenses attributable to compliance with the terms of the enforcement actions. Although we do not expect it, it is possible regulatory compliance expenses related to the enforcement actions could have a material adverse impact on us in the future. In addition, our ability to independently make certain changes to our business is restricted by the terms of the September Order and the FRB Agreements, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the September Order and the FRB Agreements being terminated in the future, we cannot guarantee that such actions will result in the termination of the September Order and/or the FRB Agreements. Further, the imposition of the September Order and the FRB Agreements may make it more difficult to attract and retain qualified employees. Specifically, the significant terms of the September Order are as follows:

  •
  increase capitalization;

  •
  improve earnings;

  •
  reduce nonperforming loans;

  •
  strengthen management policies and practices; and

  •
  reduce reliance on noncore funding.

        We have taken steps to increase capitalization through a stock offering in 2010 and through retention of earnings. We are attempting to improve earnings by reducing our nonperforming loans through workouts and other resolutions, including accelerated write-downs and sales of foreclosed assets. In addition, we are attempting to conservatively increase loan originations in order to improve our interest income. We have adopted a plan to improve enterprise-wide risk management and effectiveness of internal audit programs. To address our reliance on noncore funding, we have adopted a liquidity plan intended to reduce the Bank's reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. We have eliminated all brokered deposits.

        The significant terms of the FRB Agreements are as follows:

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

  •
  prohibits First Mariner and the Bank from taking any of the following actions without the FRB's prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner's subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock; and

  •
  adopt a plan to achieve and maintain a leverage capital ratio and a Tier I capital to risk-weighted assets ratio of at least 4.0% and a total risk-based capital ratio of at least 8%.

        We have adopted all plans required by the FRB Agreements and have not taken any of the prohibited actions. We have taken steps to increase capitalization (and therefore, our capital ratios) through a stock offering in 2010 and through retention of earnings.

         As of December 31, 2012, the Bank's and the Company's capital levels were not sufficient to achieve compliance with the higher capital requirements we were to have met by June 30, 2010. The failure to meet and maintain these capital requirements could result in further action by our regulators.

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

        Additionally, in accordance with the requirements of the FRB Agreements, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB's minimum capital requirements. To satisfy these requirements, First Mariner's consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2012, those capital ratios were (0.5)%, (0.8)%, and (0.8)%, respectively, which were not in compliance with the minimum requirements. As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.

        The Bank currently is classified as "undercapitalized" under prompt corrective action regulations. If a state bank is classified as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as "critically undercapitalized," FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

         There is doubt about our ability to continue as a going concern.

        As discussed above, the Bank is subject to the September Order and the FRB Agreements, both of which require the Bank and the Company, respectively, to increase leverage and total risk-based capital ratios and, at December 31, 2012, the Company was below the required levels. Failure to increase the Company's capital ratios or further declines in the capital ratios expose the Company and the Bank to additional restrictions and regulatory actions, including potential receivership of the Bank. This uncertainty as to the Company's ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Unless the Company is able to raise sufficient levels of capital in the near future, we may be unable to meet the capital ratio requirements. The Company's audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company's financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company. In addition, the Bank's customers, employees, vendors, correspondent institutions, and others with whom the Bank does business may react negatively to the doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding the Bank's financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.

         We may need to raise additional capital through a share issuance in the future that would dilute your ownership if you do not, or are not permitted to, invest in the additional issuances.

        Should we need to raise additional capital in the future, we might seek to do so through one or more offerings of our common stock, securities convertible into common stock, or rights to acquire such securities of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. There has been unprecedented volatility and disruption in the capital and credit markets in recent years, which has produced downward pressure on stock prices and credit availability for numerous issuers, including First Mariner. If current levels of market disruption and volatility continue or worsen, and if our stock price remains at its current level, we may be unable to raise additional capital, or we may be able to raise capital only at prices that would be unfavorable and dilutive to our shareholders. As further described above, if we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to further regulatory enforcement action.

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

        On December 14, 2009, First Mariner consummated the sale of its equity interests in Mariner Finance, LLC ("Mariner Finance") to MF Raven Holdings, Inc. for a purchase price of approximately $10.5 million. We retained a 5% ownership stake in the new Mariner Finance entity. We recorded a loss on the sale of $11.1 million during 2009. While this transaction provided First Mariner with $10.5 million in cash to invest in the Bank to increase the Bank's capital, we have and will realize significantly less income generated by Mariner Finance going forward.

        Additionally, we closed our downtown Baltimore branch and our Shrewsbury, Pennsylvania branch in 2010 in order to reduce overhead costs in support of our strategy of prudently reducing assets and liabilities. We also closed our Lutherville/Timonium branch during the first quarter of 2012 and we anticipate closing our Perry Hall, Odenton, and Columbia branches during the second quarter of 2013.

Management expects to further evaluate its options for selling and/or closing additional branches as necessary. The Bank has not entered into any agreement to sell any branch office and no guarantee can be made that any such agreement will be entered into and if such agreement is entered into, whether such sale will be consummated. The approval of the FDIC and the Commissioner will also need to be obtained by any acquirer before purchasing any of our branch offices and there can be no guarantee that such approvals will be received. While branch sales and closures, if completed, will likely reduce our assets and liabilities and increase our Bank capital ratios, we expect that our net income in the future will be reduced as a result of the loss of income generated by these branches.

         The Company and the Bank are deemed to be in "troubled condition" within the meaning of federal statutes and regulations.

        The Company and Bank are deemed to be in "troubled condition" within the meaning of federal statutes and regulations. As a result, certain limitations and regulatory requirements apply to the Company and the Bank with respect to future changes to senior executive management and directors and the payment of, or the agreement to pay, certain severance payments to officers, directors, and employees. The Bank must also comply with specified recordkeeping requirements in connection with transactions involving certain securities contracts, commodities contracts, repurchase agreements, and certain other financial contracts.

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

         Our mortgage-banking operations require a large volume of liquidity

        The mortgage-banking operation utilizes investors in the secondary market to purchase residential loans from the Bank once they have settled with the customer. The cash collected through this process is used to fund mortgage-banking and other Bank operations on a daily basis. To the extent that the funding of loan purchases is delayed or cancelled by investors, the Bank must fund the mortgage-banking operations through other means and may cause the Bank to hold increased levels of mortgage loans, thereby negatively affecting regulatory capital ratios as well as liquidity. Prolonged periods of stress in the secondary mortgage market may adversely impact the Bank's ability to fund its daily operations, including, but not limited to, mortgage-banking, commercial loan closings, and deposit withdrawals.

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

        The FHLB has reduced our line of credit, which stands at a total of $129.4 million at December 31, 2012 (with an outstanding balance of $117.0 million as of December 31, 2012). As part of the September Order, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. At December 31, 2012, we maintained a significant amount of cash and cash equivalents such that management considered the Bank's liquidity level to be sufficient for the purposes of meeting the Bank's cash flow requirements.

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

        Because the FRB Agreements, the September Order, and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would. At December 31, 2012, the Bank's cash and cash equivalents amounted to $185.8 million. The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at December 31, 2012, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets. Until we raise capital to a level that satisfies the capital requirements of the FRB Agreements and the September Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.

         Declines in asset values may result in impairment charges and adversely impact the value of our investments, financial performance, and capital. If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.

        We maintain a securities portfolio that includes, but is not limited to, mortgage-backed securities and pooled trust preferred collateralized debt obligations. The market value of securities may be affected by factors other than the underlying performance of the issuer, such as adverse changes in business climate and lack of liquidity for the resale of certain securities. As of December 31, 2012, our entire securities portfolio was classified as AFS. Unrealized gains and losses in the estimated value of the AFS portfolio are "marked to market" and reflected as a separate item in stockholders' deficit as accumulated other comprehensive loss.

        We periodically, but not less than quarterly, evaluate securities and other assets for impairment indicators. We may be required to record impairment charges if securities suffer a decline in value that is considered other than temporary. Changes in the expected cash flows, credit enhancement levels, or credit ratings of our securities and/or prolonged price declines may result in our concluding in future periods that the impairment of our securities is other than temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment ("OTTI"), which could have a material adverse effect on results of operations in the period in which the write-off occurs. During the years ended December 31, 2012, 2011, and 2010, we recognized $460,000, $838,000, and $1.2 million, respectively, in such charges.

        The Bank is a member of the FHLB. A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing. Included in our investment portfolio (classified as a restricted stock investment) as of December 31, 2012 is $7.0 million in capital stock of the FHLB. The FHLB is experiencing a potential capital shortfall and has, in the past, suspended its quarterly cash dividend, and could possibly require its members, including First Mariner, to make additional capital investments in the FHLB. There can be no guaranty that the FHLB will declare future dividends. In order to avail ourselves of correspondent banking services offered by the FHLB, we must remain a member of the FHLB. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital, and results of operations may be materially and adversely affected.

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

        There can be no assurance that future market performance of our securities portfolio will enable us to realize income from sales of securities. Stockholders' deficit will continue to reflect the unrealized gains and losses of these securities. There can be no assurance that the market value of our securities portfolio will not decline, causing a corresponding increase in our stockholders' deficit.

         We have elected to defer the payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and expect to continue to defer the payment of interest for the foreseeable future.

        Though we have deferred the payment of interest on the subordinated debentures related to the trust preferred securities, we continue to accrue interest expense related to the trust preferred securities. We recognized interest expense of $1.7 million, $1.6 million, and $1.9 million on the trust preferred securities during the years ended December 31, 2012, 2011, and 2010, respectively.

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

        Currently we have no cash available at First Mariner to resume the payment of interest on the subordinated debentures and the FRB Agreements prohibit First Mariner from making distributions on our trust preferred securities. Accordingly, our ability to resume the payment of interest on the subordinated debentures will depend on the Bank's ability to generate earnings and pay dividends to First Mariner. In addition, the terms of the September Order currently prohibit the payment of dividends by the Bank without regulatory approval. As a result, if by January 1, 2014 the September Order is not terminated, or if we do not achieve sufficient profitability for the Bank so that our regulators would grant approval for the Bank to pay dividends, we will be unable to resume the payment of interest on the subordinated debentures. Even if the Bank is able to resume paying dividends, we cannot be assured that the amount of dividends would be sufficient to pay the entire amount of interest due under the subordinated debentures at the end of the deferral period.

         We have had losses in recent periods.

        Although we realized net income of $16.1 million during 2012, for the years ended December 31, 2011 and 2010, we incurred net losses of $30.2 million and $46.6 million, respectively. Our earnings in those periods were hurt by adverse economic conditions, including falling home prices, increasing foreclosures, and increasing unemployment in our markets, and our losses for the years ended December 31, 2011 and 2010 included $14.3 million and $17.8 million, respectively, of provisions for loan losses. Our ability to maintain profitability will depend on whether we are able to continue to reduce credit losses in the future, which will depend, in part, on whether economic conditions in our markets continue to improve. Management believes that our current business plan will be successful; however, our business plan is subject to current market conditions and its successful implementation is uncertain. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to maintain our profitability. If we incur significant operating losses again in the future, our stock price may further decline. Even if we increase capital levels so as to meet the Bank and consolidated capital levels mandated by our regulators, if we incur further operating losses, we may in the future need to raise additional capital to maintain Bank and Company capital levels that meet or exceed the levels mandated by our regulators.

         Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

        When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined LTV ratios. The decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures, or repossessions, resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by regulatory authorities, as part of their examination process, which may result in the establishment of an additional allowance after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $11.4 million, or 1.9% of total loans outstanding and 20.1% of nonperforming assets ("NPAs") ($56.5 million) and loans past-due 90 days or more and accruing ($222,000), as of December 31, 2012. Our allowance for loan losses at December 31, 2012 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. As of December 31, 2012, we had outstanding loan balances of approximately $541.8 million (88.8% of total loans) that were performing according to their original terms. However, the deterioration of one or more of these performing loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

         We have a high percentage of commercial real estate and real estate construction loans in relation to our total loans.

        At December 31, 2012, we had $263.7 million in mortgage loans secured by commercial real estate and $68.7 million in real estate construction loans, which included $49.9 million in commercial construction loans and $18.8 million in consumer construction loans. Commercial mortgage loans and total construction loans represented 43.2% and 11.3%, respectively, of our net loan portfolio. While commercial real estate and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

        Current regulatory guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2012, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

         Mortgage-banking activities generate a significant portion of our noninterest income.

        A significant portion of our business involves originating residential mortgage loans through our mortgage division. Mortgage-banking revenue amounted to $49.7 million, $13.6, and $17.0 million for 2012, 2011, and 2010, respectively, which accounted for approximately 89.5%, 58.5%, and 60.1% of our noninterest income for those years, respectively. Real estate loan origination activity, including refinancing, is generally greater during periods of low or declining interest rates and favorable economic conditions. Adverse changes in market conditions and/or higher interest rates could have an adverse impact on our earnings through lower origination volumes.

         We face interest rate risk on our loans held for sale ("LHFS") portfolio.

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

        Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The increase in the base assessment rate has increased our deposit insurance costs and negatively impacted our earnings. See "Regulation of the Bank—Insurance of Deposit Accounts" under "Supervision and Regulation" in Item 1 above for more information on FDIC assessments.

        The FDIC may impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the DIF reserve ratio due to institution failures. Any emergency special assessment imposed by the FDIC will negatively impact our earnings.

         We currently hold a significant amount of bank owned life insurance ("BOLI").

        We currently hold a significant amount of BOLI on key employees and executives that have cash surrender values of $37.7 million as of December 31, 2012. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.

         Fluctuating interest rates may adversely affect our profitability.

        Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities, and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a rapidly changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates can also affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders' deficit and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable- or variable-rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions, and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition, and results of operations could be materially adversely affected.

         Our litigation related costs may continue to increase.

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

        We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority, and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Legislation related to bankruptcy rules and courts and/or foreclosure proceedings to the benefit of borrowers and the detriment of lenders could be enacted by either Congress or the state of Maryland in the future. Any such laws may further restrict our collection efforts on residential mortgage loans.

        On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. These include provisions for, among other things, strengthening holding company capital requirements. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until full and final regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs and regulatory burden, increased interest expense, and higher capital standards. If implemented, the Basel III Proposal also may have a material impact on our operations through higher capital standards. See additional information on the Dodd-Frank Act and the Basel III Proposal under "Supervision and Regulation" in Item 1 above.

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

         If we do not maintain the privacy and security of customer-related information, we could damage our reputation, incur substantial additional costs, and become subject to litigation.

        We receive, retain, and transmit certain personal information about our customers. In addition, our online operations rely on the secure transmission of confidential information over public networks. A compromise of our physical and network security systems through a cyber-security attack, including those of our business partners, may threaten our customers' personal information being obtained by unauthorized persons, which could adversely affect our reputation, as well as negatively impact our business, results of operations, financial position, and liquidity, and could result in the imposition of penalties or litigation against us. In addition, a cyber-security breach could require that we expend significant additional resources related to the security of information systems which could result in a disruption of our operations.

         The loss of senior management could hurt our operations.

        We rely heavily on our senior officer team. The loss of any of our senior officers could have an adverse effect on us because we have been operating with as small a staff as possible to reduce expenses. In 2011, the then Chairman of the Board and Chief Executive Officer ("CEO") of the Company and the Bank retired and the then President of the Bank resigned to pursue another opportunity. Such individuals have not been replaced, and their duties have been assumed by other officers. Moreover, as a result of our capital levels and the September Order, we are subject to regulations that limit our flexibility in offering compensation arrangements that would better enable us to retain our senior officers, and we may find it difficult to attract replacement officers in the event we were to lose existing senior officers. In addition, as a community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior officers.

         A continuation or worsening of economic conditions could result in increases in the Company's level of nonperforming loans and/or reduced demand for our products and services, which would lead to lower revenue, higher loan losses, and lower earnings.

        The Company's business activities and earnings are affected by general business conditions in the United States and in the Company's primary market area. These conditions include the level of short-term and long-term interest rates, inflation, deflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in the Company's market area in particular. The national economy experienced a recession from December 2007 to June 2009, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The economic recovery since the end of the recession has been weak due to sovereign debt concerns in Europe, lingering high unemployment, declines in housing prices in the United States, and other factors. Dramatic declines in the U.S. housing market over the past few years, with decreasing home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and other loans and investments tied to the residential housing market and have resulted in significant write-downs of asset values by many financial institutions. Our local economy has experienced similar economic conditions, although the deterioration may not be as severe in some respects as the national economy overall. A prolonged or more severe economic downturn, continued elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of borrowers to repay their loans in accordance with their terms. Nearly all of the Company's loans are secured by real estate, and a majority of our loans are made to individuals and businesses in the localities in which we have offices. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively affect the Company's interest income and result in higher provisions for loan losses, which would hurt the Company's earnings. The economic downturn could also result in reduced demand for credit, which would hurt the Company's revenues. Housing prices and sales activity have stabilized and begun to increase in certain sectors of our marketplace, but it is too early to tell if this is a temporary phenomenon or the beginning of a housing recovery.

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

        Although the board of directors has declared cash dividends in the past, it has discontinued such payments to conserve cash and capital resources and does not intend to declare cash dividends until current earnings are sufficient to generate adequate internal capital to support growth. Moreover, the FRB Agreements prohibit the payment of dividends to our stockholders. Our future ability to pay dividends will be largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized." For a Maryland commercial bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings.

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

        We have entered into change in control agreements with certain senior officers. These agreements provide for a payment to each officer of a multiple of his or her salary and bonus upon the occurrence of either a change in control that results in the loss of employment or a significant change in his or her employment. Thus, we may be required to make significant payments in the event that the rights under these agreements are triggered by a change in control. As a result, these contracts may discourage a takeover or adversely affect the consideration payable to stockholders in the event of a takeover. Notwithstanding the foregoing, because the Company and the Bank are considered to be in "troubled condition" for regulatory purposes, payments made under any change of control agreement are subject to certain regulatory restrictions and limitations. The Company and the Bank must apply for and receive the approval of the FRB and the FDIC, respectively, in order to make payments under these agreements.

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

ITEM 2    PROPERTIES

        We lease our executive offices located at 1501 South Clinton Street, Baltimore, Maryland. This location also houses our headquarters branch office. We occupy approximately 42,000 square feet at this location.

        We own our former headquarters branch office (now a drive-thru satellite office) located at 3301 Boston Street, Baltimore, Maryland. This location houses drive-up banking facilities as well as other administration offices.

        We operate retail bank branches at the following locations:*

Maryland:
Annapolis(2)	Dundalk(2)	Perry Hall(1)(5)
161 A Jennifer Road	7860 Wise Avenue	8843 Belair Road
Annapolis, MD 21401	Baltimore, MD 21222	Perry Hall, MD 21236
Arbutus(2)	Easton(1)	Pikesville(1)
3720 Washington Blvd., Suite 100	8662 Alicia Drive	1013 Reisterstown Road
Baltimore, MD 21227	Easton, MD 21601	Baltimore, MD 21208
Bel Air(3)	Ellicott City(3)	Pikesville Drive-Thru(2)(4)
12 A Bel Air South Parkway	10065 Baltimore National Pike	1100 Reisterstown Road
Bel Air, MD 21015	Ellicott City, MD 21042	Baltimore, MD 21208
Canton Drive-Thru(1)(4)	Glen Burnie(3)	Severna Park(2)
3301 Boston Street	305 South Crain Highway	366A Gov Ritchie Highway
Baltimore, MD 21224	Glen Burnie, MD 21061	Severna Park, MD 21146
Canton Tower/Headquarters(2)	Hickory(3)	Westminster(1)
1501 South Clinton Street	1403 Conowingo Road	1010 Baltimore Boulevard
Baltimore, MD 21224	Bel Air, MD 21014	Westminster, MD 21157
Carroll Island(2)	Loch Raven(1)	White Marsh(1)
176 Carroll Island Road	1641 East Joppa Road	10101 Philadelphia Road
Baltimore, MD 21220	Baltimore, MD 21286	White Marsh, MD 21237
Cockeysville(3)	Odenton(1)(5)	Woodlawn(3)
9840 York Road	1600 Annapolis Road	7007 Security Boulevard
Cockeysville, MD 21030	Odenton, MD 21113	Baltimore, MD 21244
Columbia(2)(5)	Owings Mills(1)
8835 Centre Park Drive, Suite 100	4800 Painters Mill Road
Columbia, MD 21045	Owings Mills, MD 21117

*
For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.
(1)
Company owns branch
(2)
Company leases branch
(3)
Company owns branch, but leases related land
(4)
Office is a satellite branch
(5)
Closing in 2013

        We operate mortgage offices at the following locations:

Maryland:
Annapolis(2)	Ellicott City(3)	White Marsh(1)
2661 Riva Road	10065 Baltimore National Pike	10101 Philadelphia Road
Annapolis, MD 21401	Ellicott City, MD 21042	White Marsh, MD 21237
Bel Air(2)	Rockville(2)	Delaware:
303 South Main Street	15722 Crabbs Branch Way
Bel Air, MD 21014	Rockville, MD 20855	Seaford(2)
22350 Sussex Highway
Bethesda(2)	Salisbury(2)	Seaford, DE 19973
6903 Rockledge Dr., Ste 525	601 E. Naylor Mill Rd., Ste B
Bethesda, MD 20817	Salisbury, MD 21804	Virginia:
Canton/Headquarters(1)	Severna Park(2)	Alexandria(2)
3301 Boston Street	838 Ritchie Highway	211 North Patrick Street
Baltimore, MD 21224	Severna Park, MD 21146	Alexandria, VA 22314
Easton(1)	Solomon's Island(2)	Landsdowne(2)
8662 Alicia Drive	13940 H. G. Trueman Road	19301 Winmeade Drive Ste 200
Easton, MD 21601	Solomon's Island, MD 20688	Landsdowne, VA 20176
Eldersburg(2)	Waldorf(2)	North Carolina:
1912 Liberty Rd., Bldg II, Ste 3	3050 Crain Highway
Sykesville, MD 21784	Waldorf, MD 20601	VA Mortgage(2)
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

        For more information on our lease commitments and costs, see Note 6 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K.

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

        Not Applicable.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                  AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

        First Mariner's common stock is quoted on the OTCBB under the symbol "FMAR." Currently, there are approximately 3,900 holders of record of First Mariner common stock. On March 15, 2013, the closing sales price of First Mariner common stock was $0.84 per share.

        The table below sets forth for the periods indicated the low and high market prices of the common stock.

	Low	High
2012 Quarter ended:
Fourth quarter	$0.46	$1.11
Third quarter	0.43	0.64
Second quarter	0.38	0.70
First quarter	0.14	0.61
2011 Quarter ended:
Fourth quarter	$0.05	$0.30
Third quarter	0.16	0.74
Second quarter	0.23	0.81
First quarter	0.39	1.05

        We do not pay cash dividends on our shares of common stock. Currently, we have no plans to pay cash dividends on our common stock. For a discussion of the limitations on First Mariner's ability to pay dividends, see Item 1 of Part I of this Annual Report on Form 10-K under the heading "Supervision and Regulation."

Equity Compensation Plan Information

        The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2012:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(B) Weighted-average exercise price of oustanding options, warrants, and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	589,478	$6.12	1,653,416
Equity compensation plans not approved by security holders	—	—	—

Total	589,478	$6.12	1,653,416

Issuer Purchases of Equity Securities

        None.

ITEM 6    SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net interest income	$31,946	$28,182	$29,838	$27,112	$28,440
Provision for loan losses	2,572	14,330	17,790	11,660	10,856
Noninterest income	55,486	23,249	28,192	28,271	17,227
Noninterest expense	68,580	67,951	67,498	67,834	65,252
Income tax expense (benefit)	163	(606)	19,131	(10,887)	(13,632)
(Loss) income from discontinued operations(1)	—	—	(200)	(9,060)	1,721
Net income (loss)	16,117	(30,244)	(46,589)	(22,284)	(15,088)
Consolidated Statements of Financial Condition Data:
Total assets	$1,377,529	$1,179,017	$1,309,637	$1,384,551	$1,307,497
Loans receivable, net	610,396	701,751	811,687	890,951	978,696
Allowance for loan losses	11,434	13,801	14,115	11,639	16,777
Deposits	1,186,830	1,014,760	1,121,889	1,146,504	950,233
Long-term borrowings	73,515	73,698	33,888	95,672	177,868
Junior subordinated deferrable interest debentures	52,068	52,068	52,068	73,724	73,724
Stockholders' (deficit) equity	(8,372)	(25,412)	3,746	26,987	46,015
Per Share Data:
Number of shares of common stock outstanding at year end	18,860,482	18,860,482	18,050,117	6,452,631	6,452,631
Net income (loss) per common share—Basic and Diluted	$0.85	$(1.62)	$(3.15)	$(3.45)	$(2.36)
Performance and Capital Ratios:
Return on average assets	1.31%	(2.50)%	(3.43)%	(1.69)%	(1.16)%
Return on average equity	NM (2)	NM (2)	NM (2)	(53.81)%	(24.37)%
Net interest margin	3.14%	3.03%	2.91%	2.43%	2.74%
Average equity to average assets	(1.27)%	(0.91)%	2.86%	3.15%	4.78%
Leverage ratio (Bank)	3.8%	3.0%	4.7%	6.2%	5.8%
Tier I capital to risk-weighted assets (Bank)	6.1%	4.2%	6.8%	7.9%	6.8%
Total capital to risk-weighted assets (Bank)	7.3%	5.5%	8.0%	9.1%	8.8%
Asset Quality Ratios:
Nonperforming assets to total assets	4.10%	5.25%	5.48%	4.15%	4.42%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.87%	1.97%	1.74%	1.31%	1.71%
Nonperforming assets and 90 day past-due loans	20.15%	20.23%	18.89%	17.46%	24.88%
Net charge-offs to average total loans, net of unearned income	0.75%	1.94%	1.80%	1.37%	1.35%

(1)
Reflects (loss) income from discontinued operations of Mariner Finance.
(2)
NM=not meaningful

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

The Company

        First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp's business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank. The Company had over 590 employees (approximately 580 full-time equivalent employees) as of December 31, 2012.

        The Bank, with assets exceeding $1.3 billion as of December 31, 2012, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland's eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the FDIC.

        First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $404.3 million and $183.0 million as of December 31, 2012 and December 31, 2011, respectively, and generated revenue of $60.0 million and $17.4 million, respectively, for the years ended December 31, 2012 and 2011. It recognized income before income taxes of $37.8 million and $6.3 million during 2012 and 2011, respectively. Origination volume during 2012 was $2.5 billion compared to $1.1 billion in 2011. During 2012, 42% of the originations were made in the state of Maryland, 17% in the immediately surrounding states and the District of Columbia, and the remaining 41% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 19 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more detailed information on the results of our mortgage-banking operations.

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

Securities

        We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit, net of tax effects, in accumulated other comprehensive loss.

        AFS securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term "other than temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

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

Loans

Allowance for loan losses

        Our allowance for loan losses represents an estimated amount that, in management's judgment, will be adequate to absorb probable incurred losses on existing loans. Management uses a disciplined process and methodology to establish the allowance for losses each quarter. The allowance for loan losses consists of an allocated component and an unallocated component. To determine the total allowance for loan losses, we estimate the reserves needed for each loan class, including loans analyzed individually and loans analyzed on a pooled basis

        To determine the allocated component of the allowance account, loans are pooled by loan class and losses are modeled using historical experience over the loss emergence period. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

        The unallocated allowance for loan losses represents environmental factors applied to each loan class and is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances.

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

        As an additional portion of the allowance for loan losses, we also estimate probable losses related to unfunded loan commitments. These commitments are subject to individual review and are analyzed for impairment the same as a correspondent loan.

Impairment

        We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans consist of nonaccrual loans and troubled debt restructures ("TDR" or "TDRs"). We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low LTV ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans, collectively for impairment.

        We identify impaired loans and measure impairment (1) at the present value of expected cash flows discounted at the loan's effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it's a TDR, for which we recognize an impairment loss through an allocated portion of the allowance for loan losses.

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

Nonaccrual status

        For smaller consumer loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For all commercial loans, larger loans, and certain mortgage loans, management applies Financial Accounting Standards Board ("FASB") guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward. When a loan is partially charged off, the remaining balance remains in nonaccrual status.

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

Real estate acquired through foreclosure

        We record real estate acquired through foreclosure at the lower of cost or market value ("LCM") on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

        Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As of December 31, 2012 and 2011, we maintained a valuation allowance against the full amount of our deferred tax assets. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

LHFS

        Loans originated for sale are carried at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statement of Operations.

IRLCs

        We engage an experienced third party to estimate the fair market value of our IRLCs, which are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower. Gains and losses are recognized through mortgage-banking revenue in the Consolidated Statements of Operations.

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

Results of Operations and Financial Condition

        The following discussion compares our financial condition at December 31, 2012 to the financial condition at December 31, 2011 and results of operations for the years ended December 31, 2012, 2011, and 2010. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included elsewhere in this Annual Report on Form 10-K.

Performance Overview

        We recorded net income of $16.1 million for 2012 compared to a net loss of $30.2 million for 2011, with diluted earnings per share totaling $0.85 for 2012 compared to diluted losses per share of $1.62 in 2011.

        We realized significant improvement in our mortgage-banking operations during 2012. Volume significantly increased as did the spreads we realized on loan sales.

        Our total classified assets and delinquencies improved during 2012, which reduced the required amount of our allowance for loan losses from $13.8 million at December 31, 2011 to $11.4 million at December 31, 2012. We experienced significantly fewer charge-offs in real estate loans as real estate collateral values improved during 2012. We also experienced fewer foreclosures in 2012.

        In general, a bank's primary source of revenue is net interest income which, in our case, increased $3.8 million in 2012 compared to 2011, primarily due a decrease in the rates paid on time deposits.

        Noninterest income increased $32.2 million due primarily to our robust mortgage-banking operations during 2012. Net OTTI improved by $378,000 from 2011 to 2012. We recognized a $1.3 million loss on the disposal of premises and equipment when we restructured our office space. We experienced decreases in all other noninterest income categories.

        Total expenses increased primarily due to compensation expense related to mortgage-banking operations and to an increase in corporate insurance as renewal rates increased in 2012. Additionally, we converted our core processing system to a new system in October of 2012 and mailing to customers regarding the conversion contributed to increased postage expense. These increases were significantly offset by reductions in other expenses that were the result of cost-cutting measures taken in 2012.

        Return on average assets, the quotient of net income divided by total average assets, measures how effectively we utilize the Company's assets to produce income. Our return on average assets was 1.31% for 2012 compared to (2.50)% for 2011.

        Our total assets increased by $198.5 million, or 16.8%, during 2012, primarily a result of increased LHFS. Earning assets increased $136.9 million, or 14.3%, from $959.1 million in 2011 to $1.1 billion in

2012. Deposits increased by $172.1 million and short- and long-term borrowings increased by $5.3 million from December 31, 2011 to December 31, 2012. Stockholders' deficit decreased $17.0 million, reflecting the 2012 earnings and improvements in other comprehensive losses.

        Our asset quality showed some improvement from 2011 to 2012 as our level of NPAs decreased from $61.9 million at December 31, 2011 to $56.5 million at December 31, 2012. At December 31, 2012, our allowance for loan losses amounted to $11.4 million, which totaled 20.1% of NPAs plus loans past due 90 days or more as of December 31, 2012 compared to 20.2% as of December 31, 2011. Our level of NPAs amounted to 4.1% of total assets at December 31, 2012 compared to 5.3% of total assets at December 31, 2011. Our ratio of net charge-offs to average total loans was 0.8% in 2012 compared to 1.9% in 2011.

        Bank capital adequacy levels (as defined by banking regulation) improved from 2011 to 2012, reflecting the 2012 earnings; the Bank was considered "undercapitalized" at December 31, 2012 as opposed to "significantly undercapitalized" as of December 31, 2011. As of December 31, 2012, the Bank's leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios were 3.8%, 6.1%, and 7.3%, respectively, compared to 3.0%, 4.2%, and 5.5%, respectively, at December 31, 2011. As a result of being below "well capitalized" levels, the Bank is under various operating restrictions and mandates in accordance with agreements with regulators as described in additional detail later in this Item under "Capital Resources."

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

        Net interest income for 2012 increased by $3.8 million to $31.9 million compared to $28.2 million for 2011 primarily due to a decrease in the rates paid on time deposits.

        The net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, levels of NPAs, and our distribution and pricing of deposits and borrowings. Our net interest margin (net interest income divided by average earning assets) increased to 3.14% for 2012, compared to 3.03% for 2011.

Interest income

        Total interest income increased by $227,000 from 2011 to 2012 due primarily to an increase in the level of average earning assets of $86.7 million, partially offset by a decrease in the yields on earning assets from 5.11% to 4.70%. Yields on earning assets continue to be affected by the level of NPAs and corresponding interest reversals and low rate environment.

        Average loans outstanding decreased by $91.3 million. We experienced decreases in all loan segments due primarily to our continued efforts to improve the quality of our loan portfolio as well as due to a weak real estate market, which has led to the reduction of new real estate loans.

        Average LHFS increased $187.1 million, due to significantly higher origination volumes. Average securities decreased by $6.4 million. During 2012, we purchased $41.6 million in securities in order to better utilize our liquidity.

Interest expense

        Interest expense decreased by $3.5 million to $15.8 million for 2012 compared to $19.3 million for 2011. We experienced a decrease in the average rate paid on interest-bearing liabilities, from 1.75% for 2011 to 1.40% for 2012. The decrease in the average rate paid was primarily a result of a decrease in the rate paid on time deposits from 1.99% to 1.45% due to a decreased rate environment and our reduction in rates offered due to our high level of liquidity. The rate decrease was partially offset by a slight increase in average interest-bearing liabilities.

        Average interest-bearing deposits increased by $21.8 million due to additional deposits from our national nonbrokered time deposit program (see description later in this Item under "Deposits") combined with increases in savings and money market accounts. An increase in average borrowings of $4.0 million was due primarily to increased FHLB borrowings. We experienced a slight increase in the costs of borrowed funds from 2.16% for 2011 to 2.21% for 2012.

        The table below sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2012, 2011, and 2010.

	2012			2011			2010
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans(2):
Commercial	$50,855	$2,693	5.30%	$63,433	$3,398	5.36%	$76,738	$3,997	5.21%
Commercial mortgage	301,916	17,996	5.96%	337,955	20,749	6.14%	351,001	21,900	6.24%
Commercial construction	52,365	2,956	5.64%	55,698	3,167	5.69%	76,663	4,029	5.26%
Consumer construction	17,362	787	4.53%	22,851	1,043	4.56%	40,650	2,178	5.36%
Residential mortgage	115,414	6,270	5.43%	130,885	6,934	5.30%	155,438	8,741	5.62%
Consumer	124,084	5,252	4.23%	142,477	6,398	4.49%	152,497	7,070	4.64%

Total loans	661,996	35,954	5.43%	753,299	41,689	5.53%	852,987	47,915	5.62%
LHFS	276,959	10,327	3.73%	89,812	3,813	4.25%	108,634	4,911	4.52%
Securities, trading and AFS	35,900	1,213	3.38%	42,333	1,567	3.70%	27,705	1,917	6.92%
Interest-bearing deposits	34,711	240	0.69%	37,328	438	1.17%	27,912	478	1.71%
Restricted stock investments, at cost	6,947	—	—	7,036	—	—	7,661	—	—

Total earning assets	1,016,513	47,734	4.70%	929,808	47,507	5.11%	1,024,899	55,221	5.39%
Allowance for loan losses	(13,389)			(14,657)			(13,051)
Cash and other nonearning assets	227,998			294,397			346,744

Total assets	$1,231,122	47,734		$1,209,548	47,507		$1,358,592	55,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Interest-bearing deposits:
NOW	$5,567	46	0.83%	$6,182	17	0.27%	$7,405	47	0.63%
Savings	58,453	252	0.43%	57,450	112	0.19%	56,271	152	0.27%
Money market	138,764	763	0.55%	127,584	715	0.56%	140,067	875	0.62%
Time	753,580	10,901	1.45%	743,309	14,819	1.99%	823,248	19,752	2.40%

Total interest-bearing deposits	956,364	11,962	1.25%	934,525	15,663	1.68%	1,026,991	20,826	2.03%
Borrowings	173,477	3,826	2.21%	169,496	3,662	2.16%	176,786	4,557	2.58%

Total interest-bearing liabilities	1,129,841	15,788	1.40%	1,104,021	19,325	1.75%	1,203,777	25,383	2.11%
Noninterest-bearing demand deposits	101,727			103,201			107,119
Other noninterest-bearing liabilities	15,128			13,276			8,862
Stockholders' (deficit) equity	(15,574)			(10,950)			38,834

Total liabilities and stockholders' (deficit) equity	$1,231,122	15,788		$1,209,548	19,325		$1,358,592	25,383

Net interest income/net interest spread		$31,946	3.30%		$28,182	3.36%		$29,838	3.28%

Net interest margin(3)			3.14%			3.03%			2.91%

(1)
There are no tax equivalency adjustments
(2)
The average balances of nonaccrual loans for the years ended December 31, 2012, 2011, and 2010, which are included in the average loan balances for these years, were $36.4 million, $40.1 million, and $47.2 million, respectively.
(3)
Net interest margin is calculated as net interest income divided by average earning assets

        The "Rate/Volume Analysis" (1) below indicates the changes in our net interest income as a result of changes in volume and rates. We maintain an asset and liability management policy designed to provide a proper balance between rate-sensitive assets and rate-sensitive liabilities to attempt to optimize interest margins while providing adequate liquidity for our anticipated needs.

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to Variance In			Change Due to Variance In
	Rates	Volume	Total	Rates	Volume	Total
	(dollars in thousands)
INTEREST INCOME
Loans:
Commercial	$(38)	$(667)	$(705)	$111	$(710)	$(599)
Commercial mortgage	(591)	(2,162)	(2,753)	(346)	(805)	(1,151)
Commercial construction	(23)	(188)	(211)	310	(1,172)	(862)
Consumer construction	(8)	(248)	(256)	(286)	(849)	(1,135)
Residential mortgage	173	(837)	(664)	(485)	(1,322)	(1,807)
Consumer	(353)	(793)	(1,146)	(218)	(454)	(672)

Total loans	(840)	(4,895)	(5,735)	(914)	(5,312)	(6,226)
LHFS	(517)	7,031	6,514	(286)	(812)	(1,098)
Securities, trading and AFS	(129)	(225)	(354)	(1,112)	762	(350)
Interest-bearing deposits	(169)	(29)	(198)	(175)	135	(40)

Total interest income	(1,655)	1,882	227	(2,487)	(5,227)	(7,714)

INTEREST EXPENSE
Interest-bearing deposits:
NOW	31	(2)	29	(23)	(7)	(30)
Savings	138	2	140	(43)	3	(40)
Money market	(14)	62	48	(86)	(74)	(160)
Time	(4,120)	202	(3,918)	(3,133)	(1,800)	(4,933)

Total interest-bearing deposits	(3,965)	264	(3,701)	(3,285)	(1,878)	(5,163)
Borrowings	77	87	164	(713)	(182)	(895)

Total interest expense	(3,888)	351	(3,537)	(3,998)	(2,060)	(6,058)

Net interest income	$2,233	$1,531	$3,764	$1,511	$(3,167)	$(1,656)

(1)
Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income

        We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products ("brokerage fees"), and income from BOLI. Our noninterest income for the year ended December 31, 2012 totaled $55.5 million, compared to $23.2 million for the year ended December 31, 2011, an increase of $32.2 million.

        Mortgage-banking revenue increased from $13.6 million in 2011 to $49.7 million in 2012 due to significantly increased originations for both refinances and sales. The volume of loans sold increased from $1.1 billion in 2011 to $2.3 billion in 2012. In addition, the spreads we realized on the sales of mortgage loans significantly improved for 2012 compared to 2011.

        We recognized $758,000 in gains on sales of AFS securities during 2011, whereas in 2012, we did not sell any securities. During 2012, we recognized $460,000 in net OTTI charges on AFS securities, compared to $838,000 recorded in 2011. See "Securities" discussion later in this Item for more information on these OTTI charges and the related securities.

        We experienced decreases in all other noninterest income categories. During 2012, we moved a portion of our operations to a building we own on Boston Street and wrote off a significant amount of furniture, fixtures, and leasehold improvements related to our previous location.

        The following table shows the detail of our noninterest income for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Net OTTI charges on AFS securities	$(460)	$(838)	$(1,249)
Mortgage-banking revenue	49,682	13,595	16,950
ATM fees	2,617	3,046	3,038
Gain on debt exchange	—	—	958
Service fees on deposits	2,563	2,945	3,944
Gain on financial instruments carried at fair value	—	—	1,661
Gain on sale of AFS securities, net	—	758	54
(Loss) gain on disposal of premises and equipment	(1,271)	—	67
Commissions on sales of nondeposit investment products	256	437	496
Income from BOLI	1,122	1,291	1,415
Other	977	2,015	858

	$55,486	$23,249	$28,192

Noninterest Expense

        Our noninterest expense increased $629,000, or 0.9%, to $68.6 million compared to $68.0 million for 2011.

        Compensation expense increased $888,000 due primarily to mortgage-banking operations.

        Occupancy and furniture and equipment expenses decreased primarily due to office consolidation and the sublet of remaining office space. Service and maintenance expense increased due to expenses incurred to get the new space ready for occupancy.

        Included in professional services expenses were continued high costs for regulatory compliance, loan workouts, and capital raise efforts, although to a lesser degree in 2012. Consulting costs increased primarily due to our capital raise efforts.

        Write-downs, losses, and costs of real estate acquired through foreclosure decreased to $6.5 million from $7.8 million in 2011 and loan collection costs also decreased due to decreased classified loans and loan workouts.

        Corporate insurance expense increased as the renewal rates increased during 2012. Advertising expense increased primarily due to our mortgage-banking division's direct mail campaign, which also contributed to the increase in postage costs. Postage expense also increased due to customer mailings related to our system conversion and overnight delivery expenses increased due to the increased mortgage-banking loan origination volume.

        The following table shows the detail of our other noninterest expense for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Office supplies	$573	$440	$468
Printing	406	308	406
Marketing/promotion	838	755	951
Overnight delivery/courier	622	392	436
Security	270	230	270
Dues and subscriptions	461	378	407
Director fees	354	332	313
Employee education and training	112	57	94
Automobile expense	108	109	135
Travel and entertainment	289	237	173
Other	1,805	1,853	2,593

	$5,838	$5,091	$6,246

Income Tax Expense (Benefit)

        Due to prior period operating losses and the uncertainty surrounding future profitability, we have established a valuation allowance against the full amount of our deferred taxes. The establishment of the valuation allowance does not preclude the company from realizing these assets in the future.

        We recorded income tax expense of $163,000 on net income before taxes of $16.3 million, which represents Federal Alternative Minimum Tax expense, net of certain state credits, and resulted in an effective tax rate of 1.0% for 2012. We recorded an income tax benefit of $606,000 on a net loss before taxes of $30.9 million, resulting in an effective tax rate of (2.0)% for 2011. The tax benefit in 2011 was the result of a refundable income tax credit.

        The Bank has earned significant state tax incentives totaling $5.5 million through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will largely be determined by the level of Maryland taxable income for the Bank only, and will be recognized as a reduction in our income tax expense. During 2012, 2011, and 2010, we utilized $362,000, $606,000, and $600,000, respectively, in credits related to this incentive program as a portion of the credits earned are funded regardless of taxable income levels. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years.

Financial Condition

        At December 31, 2012, our total assets were $1.4 billion compared to $1.2 billion at December 31, 2011, an increase of 16.8%, primarily a result of increased LHFS. Earning assets increased $136.9 million, or 14.3%, from $959.1 million in 2011 to $1.1 billion in 2012. Deposits increased by $172.1 million and short- and long-term borrowings increased by $5.3 million from December 31, 2011 to December 31, 2012. Stockholders' deficit decreased $17.0 million, reflecting the 2012 earnings and improvements in accumulated other comprehensive losses.

Securities

        We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. As of December 31, 2012 and 2011, we held $57.7 million and $22.7 million, respectively, in securities classified as AFS.

        Our securities portfolio at December 31, 2012 was comprised of marketable securities. The maturity structure of our securities portfolio is significantly influenced by the level of prepayment activity on mortgage-backed securities. At December 31, 2012, the average duration of our securities portfolio was 2.3 years, slightly longer than the average duration of 2.0 years at December 31, 2011, primarily due to the purchase of longer-term securities in 2012 as well as an increase in the projected lives of our mortgage-backed securities.

        AFS securities increased $35.0 million from December 31, 2011. During 2012, we purchased $41.6 million in AFS securities in order to utilize some of our excess liquidity. We recorded $460,000 in net OTTI charges related to pooled trust preferred securities during 2012, compared to $838,000 in 2011. Overall market values of securities have improved as evidenced by a net unrealized loss on securities classified as AFS of $1.9 million at December 31, 2012 compared to a net unrealized loss of $3.0 million at December 31, 2011.

        Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. As of December 31, 2012 and 2011, we determined that OTTI had occurred with respect to four of our pooled trust preferred securities.

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

        Our total investment in trust preferred securities, corporate obligations, common equity securities, and mutual funds totaled $11.2 million as of both December 31, 2012 and 2011.

        Our AFS securities portfolio composition was as follows as of December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Mortgage-backed securities	$7,134	$1,959	$2,325	$11,742	$22,248
Trust preferred securities	9,181	10,268	10,464	13,338	12,866
U.S. government agency notes	33,537	8,518	12,071	—	—
U.S. Treasury securities	5,781	1,004	1,001	1,003	1,003
Corporate obligations	—	—	1,010	930	2,548
Equity securities—banks	1,256	151	197	162	251
Equity securities—mutual funds	787	782	758	750	—
Foreign government bonds	—	—	—	350	750

	$57,676	$22,682	$27,826	$28,275	$39,666

        The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Equity securities are excluded as they have no stated maturity.

		Unrealized
	Amortized Cost			Estimated Fair Value	Weighted- Average Yield
		Gains	Losses
		(dollars in thousands)
Mortgage-backed securities:
Due after ten years	$7,040	$169	$75	$7,134	3.69%
Trust preferred securities:
Due one to five years	1,019	—	—	1,019	8.00%
Due after ten years	10,227	79	2,144	8,162	5.78%
U.S. government agency notes:
Due within one year	9,000	33	—	9,033	1.05%
Due one to five years	24,435	74	5	24,504	1.35%
U.S. Treasury securities:
Due within one year	4,002	—	—	4,002	0.19%
Due one to five years	1,777	2	—	1,779	1.41%

	$57,500	$357	$2,224	$55,633	2.42%

        Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.

LHFS

        We originate residential mortgage loans for sale on the secondary market. At December 31, 2012 and 2011, such LHFS amounted to $404.3 million and $183.0 million, respectively.

        When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser for losses related to the loan, depending on the agreement with the purchaser. In addition other factors may cause us to be required to repurchase or "make-whole" a loan previously sold.

        The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or "make-whole" requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or "make-whole" request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $1.6 million and $517,000 during 2012 and 2011, respectively. Our reserve for potential repurchase losses was $484,000 and $660,000 as of December 31, 2012 and 2011, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not expect increases in repurchases or related losses to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

        Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

        Approximately 83% of our loans receivable are to customers located in the state of Maryland. Loans are extended only after evaluation of customers' creditworthiness and other relevant factors using mortgage industry standard underwriting criteria. For residential mortgage loans, we generally follow Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), FHA, VA, or other secondary marketing standard underwriting guidelines. Conventional mortgage loans with an LTV ratio greater than 80% generally require mortgage insurance. Loans underwritten to FHA or VA guidelines generally have LTV's greater than 95% and have Mortgage Insurance Guarantees from the U.S. Government. For all other loans with real estate collateral, we generally do not lend more than 90% of the appraised value of a property at origination. In addition, we generally obtain personal guarantees of repayment from our borrowers and/or others for commercial (including commercial mortgage) and construction (both commercial and consumer) loans and disburse the proceeds of construction and similar loans only as work progresses on the related projects.

        We consider our residential lending to generally involve less risk than other forms of lending, although our payment experience on these loans is dependent, to some extent, on economic and market conditions in our primary lending area. In 2012 and 2011, loss levels on residential mortgage, home equity, and second mortgage loans were significant due to the declines in residential real estate values and higher defaults experienced in these portfolios. Commercial (including commercial mortgage) and construction (both commercial and consumer) loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy. We experienced significant losses in both 2012 and 2011 in these loan segments as well.

        The following table sets forth the composition of our loan portfolio as of December 31:

	2012	Percent of Total	2011	Percent of Total	2010	Percent of Total
	(dollars in thousands)
Commercial	$47,907	7.9%	$52,842	7.5%	$78,801	9.7%
Commercial mortgage	263,714	43.2%	326,530	46.5%	349,411	43.1%
Commercial construction	49,902	8.2%	54,349	7.8%	58,764	7.2%
Consumer construction	18,837	3.1%	16,280	2.3%	30,792	3.8%
Residential mortgage	111,345	18.2%	121,119	17.3%	144,209	17.8%
Consumer	118,691	19.4%	130,631	18.6%	149,710	18.4%

Total loans	$610,396	100.0%	$701,751	100.0%	$811,687	100.0%

	2009	Percent of Total	2008	Percent of Total
	(dollars in thousands)
Commercial	$77,634	8.7%	$91,111	9.3%
Commercial mortgage	339,794	38.1%	319,143	32.6%
Commercial construction	99,490	11.2%	109,484	11.2%
Consumer construction	47,379	5.3%	69,589	7.1%
Residential mortgage	176,159	19.8%	138,323	14.1%
Consumer	150,495	16.9%	251,046	25.7%

Total loans	$890,951	100.0%	$978,696	100.0%

        Total loans decreased $91.4 million during 2012. We experienced lower balances in all loan types, with the exception of consumer construction loans, which increased $2.6 million. We remained focused on improving asset quality to improve our capital ratios.

        Approximately 41.0% and 42.5% of our loans had adjustable rates (including adjustable-rate first mortgage loans indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate) as of December 31, 2012 and 2011, respectively. Our variable-rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable-rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable-rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in "Interest Rate Sensitivity" later in this Item for more information on interest rate fluctuations.

        The following table sets forth the maturity distribution for our loan portfolio at December 31, 2012. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
	(dollars in thousands)
Commercial	$23,841	$4,979	$14,485	$2,651	$124	$1,827	$47,907
Commercial mortgage	110,466	16,276	70,710	26,598	24,440	15,224	263,714
Commercial construction	17,586	15,550	11,576	1,019	3,074	1,097	49,902
Consumer construction	14,490	—	3,131	—	1,216	—	18,837
Residential mortgage	691	1,546	3,155	7,309	27,224	71,420	111,345
Consumer	3,349	5,813	6,567	42,256	23,867	36,839	118,691

Total loans	$170,423	$44,164	$109,624	$79,833	$79,945	$126,407	$610,396

Commercial Construction Portfolio

        Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the total included above as of December 31, 2012, $22.8 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) during 2012 and 2011 due to overall weakness in the residential housing sector.

        The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of December 31:

	2012	2011
	(dollars in thousands)
Raw residential land	$5,001	$5,931
Residential subdivisions	3,888	4,171
Single residential lots	2,045	3,005
Single family construction	1,978	3,351
Townhome construction	—	209
Multi-family unit construction	9,860	5,561

	$22,772	$22,228

Transferred Loans

        In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company's loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $17.3 million and $13.7 million, respectively, in mortgage loans that were transferred from LHFS to our residential mortgage and consumer loan portfolios at December 31, 2012 and 2011.

Credit Risk Management

        Credit risk is the risk of loss arising from the inability of a borrower to meet his or her obligations and entails both general risks, which are inherent in the process of lending, and risks specific to individual borrowers. Our credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type.

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

        For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type. Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer. We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology. As of December 31, 2012, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

        To establish the allocated portion of the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history, which gives us the most current and relevant charge-off data. The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors. This amount is considered our unallocated reserve. These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated reserves. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations). In general, this impairment amount is included as an allocated portion of the allowance for loan losses for TDRs and is charged off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

        See our charge-off policies under "Critical Accounting Policies—Allowance for loan losses" above.

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

        The risks associated with each portfolio class are as follows:

        Commercial and Commercial Mortgage—The primary loan-specific risks in commercial and commercial mortgage loans are: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default, and the risk that real estate collateral value determined through appraisals are not reflective of the true property values.

        Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

        Commercial Construction—loan-specific and portfolio risks related to commercial construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above. Additional loan-specific risks include project budget overruns and performance variables related to the contractor and subcontractors. An additional loan-specific risk for commercial construction of residential developments is the risk that the builder has a geographical concentration of developments.

        Consumer Construction—loan-specific and portfolio risks related to consumer construction loans to builders and ultimate homeowners carry the same loan-specific and portfolio risks as commercial construction loans as described above.

        In general, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, any improvements in operating cash flows can be offset by the impact of rising interest rates that could occur during improved economic times. Declining economic conditions have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

        Our commercial loans are generally reviewed individually, in accordance with FASB guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for allocated reserves. We use creditworthiness categories to grade commercial loans. Our internal grading system is based on experiences with similarly graded loans and incorporates a variety of risk considerations, both qualitative and quantitative (see definitions of our various grades and the composition of our loan portfolio within those grades in Note 5 to the Consolidated Financial Statements). Quantitative factors include collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses (see below). We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

Consumer

        Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals. The risks associated with each portfolio class are as follows:

        Residential Mortgage, Home Equity, and 2nd Mortgage—The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn, and the risk that property values determined through appraisals are not reflective of the true property values. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

        Other Consumer—The primary loan-specific risks of consumer loans are: unemployment, deterioration of the borrower's financial condition, whether the result of personal issues or a general economic downturn, and for certain consumer loans such as auto loans and boat loans, there is also a risk of deterioration in the value of the collateral. The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

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

Unallocated

        The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the required allocated portion of the allowance and is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management's judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems. Management reviews these conditions quarterly. Economic factors are an important consideration in determining the adequacy of the loan loss reserve. A strong regional and national economy will reduce the probability of losses. Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probability of losses. Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

        In calculating the unallocated reserves to be included in our allowance calculation, we apply a basis point factor to the respective portfolios for environmental factors. The addition of these factors represents the top range for the required reserves for the respective portfolios as of December 31, 2012 and 2011.

	2012
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	15	17	17	8	8	—
Economic factors	24	24	24	14	14	48
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5

	39	96	96	57	59	53

	2011
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	1	9	9	8	8	—
Economic factors	24	24	24	9	9	43
Value of underlying collateral for collateral dependent loans	—	21	21	21	21	5

	25	84	84	50	52	48

        Each of the above factors is evaluated quarterly. The factors applied to all loan segments were increased in 2012 based primarily upon our evaluation of the trends of delinquencies, classified loans, the economic environment, and underlying collateral values over the past few years.

        We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

        See additional detail on our allowance methodology and risk rating system in Note 5 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

        The following table summarizes the activities in our allowance for loan losses by portfolio segment for the years ended December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Allowance for loan losses, beginning of year	$13,801	$14,115	$11,639	$16,777	$12,789
Charge-offs:
Commercial	(360)	(5,484)	(1,979)	(517)	—
Commercial mortgage	(933)	(3,335)	(1,395)	(871)	(630)
Commercial construction	(409)	(730)	(4,252)	(2,370)	(401)
Consumer construction	(7)	(43)	(804)	(1,493)	(331)
Residential mortgage	(2,399)	(2,720)	(3,757)	(4,546)	(4,658)
Consumer(1)	(2,169)	(2,868)	(3,787)	(2,650)	(5,446)

Total charge-offs	(6,277)	(15,180)	(15,974)	(12,447)	(11,466)

Recoveries:
Commercial	—	—	—	—	13
Commercial mortgage	612	173	—	4	3
Commercial construction	52	27	7	—	—
Consumer construction	—	—	—	—	—
Residential mortgage	439	39	104	46	9
Consumer(2)	235	297	549	231	367

Total recoveries	1,338	536	660	281	392

Net charge-offs	(4,939)	(14,644)	(15,314)	(12,166)	(11,074)

Allowance for acquired loans(3)	—	—	—	—	279
Provision for loan losses—Bank	2,572	14,330	17,790	11,660	10,856
Provision for loan losses—Mariner Finance	—	—	—	—	3,927
Mariner Finance allowance for loan losses	—	—	—	(4,632)	—

Allowance for loan losses, end of year	$11,434	$13,801	$14,115	$11,639	$16,777

Loans (net of premiums and discounts):
Year-end balance	$610,396	$701,751	$811,687	$890,951	$978,696
Average balance during year	661,996	753,299	852,987	889,345	821,699
Allowance as a percentage of year-end loan balance	1.87%	1.97%	1.74%	1.31%	1.71%
Percent of average loans:
Provision for loan losses(4)	0.39%	1.90%	2.09%	1.31%	1.32%
Net charge-offs	0.75%	1.94%	1.80%	1.37%	1.35%

(1)
For 2008, includes charge-offs of $3.4 million related to Mariner Finance consumer loans.
(2)
For 2008, includes recoveries of $298,000 related to Mariner Finance consumer loans.
(3)
Allowance acquired by Mariner Finance in a transaction with Loans, USA.
(4)
For 2008, includes only the provision related to the Bank.

        The following table summarizes our allocation of allowance by loan segment as of December 31:

	2012			2011			2010
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$2,070	18.1%	7.9%	$2,768	20.1%	7.5%	$291	2.1%	9.7%
Commercial mortgage	1,254	11.0%	43.2%	2,011	14.6%	46.5%	2,542	18.0%	43.1%
Commercial construction	414	3.6%	8.2%	1,809	13.1%	7.8%	2,053	14.5%	7.2%
Consumer construction	20	0.2%	3.1%	156	1.1%	2.3%	817	5.8%	3.8%
Residential mortgage	1,774	15.5%	18.2%	2,711	19.6%	17.3%	3,032	21.5%	17.8%
Consumer	2,040	17.8%	19.4%	2,632	19.1%	18.6%	2,417	17.1%	18.4%
Unallocated	3,862	33.8%	—	1,714	12.4%	—	2,963	21.0%	—

Total	$11,434	100.0%	100.0%	$13,801	100.0%	100.0%	$14,115	100.0%	100.0%

	2009			2008
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$817	7.0%	8.7%	$824	4.9%	9.3%
Commercial mortgage	3,336	28.7%	38.1%	2,985	17.8%	32.6%
Commercial construction	1,647	14.1%	11.2%	2,702	16.1%	11.2%
Consumer construction	293	2.5%	5.3%	583	3.5%	7.1%
Residential mortgage	2,062	17.7%	19.8%	1,576	9.4%	14.1%
Consumer	882	7.6%	16.9%	4,683	27.9%	25.7%
Unallocated	2,602	22.4%	—	3,424	20.4%	—

Total	$11,639	100.0%	100.0%	$16,777	100.0%	100.0%

        Based upon management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $11.4 million and $13.8 million as of December 31, 2012 and December 31, 2011, respectively. Any changes in the allowance from period to period reflect management's ongoing application of its methodologies to establish the allowance, which, in 2012, included decreases in the allowance for all loan segments. Recent economic conditions have had a broad impact on our loan portfolio as a whole. We increased the unallocated portion of the allowance to reflect changes in relevant environmental factors (see detail above). We reduced the overall level of delinquencies and classified assets and benefitted from a stabilizing economy and real estate market in 2012.

        The provision for loan losses recognized to maintain the allowance was $2.6 million for 2012 compared to $14.3 million for 2011. Our allowance as a percentage of outstanding loans has decreased from 1.97% as of December 31, 2011 to 1.87% as of December 31, 2012 as our overall level of delinquencies and classified assets decreased. We recorded net charge-offs of $4.9 million during 2012 compared to net charge-offs of $14.6 million during 2011. Net charge-offs as compared to average loans outstanding decreased to 0.75% for 2012 compared to 1.94% for 2011. We still recorded a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for 2012 and 2011 amounted to $2.0 million and $7.2 million, respectively. The total amount of nonaccrual loans (prior to charge-offs) for which we recorded partial charge-offs for 2012 and 2011 amounted to $15.1 million and $44.9 million, respectively.

        In addition to the significant amount of charge-offs, transfers to real estate acquired through foreclosure continued to be significant during 2012.

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

        Management believes the allowance for loan losses is adequate as of December 31, 2012 and is sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

  •
  we maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

  •
  we individually analyze all NPAs and all credits risk rated 8 or above for impairment and we immediately charge off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings ("RR") of RR8 at fair value) (see additional detail related to risk ratings in Note 5 to the Consolidated Financial Statements);

  •
  we calculate our required allocated reserves based upon a rolling 24 month average of actual charge-offs, thereby utilizing current trend data of actual losses and apply these calculated loss percentages to our current loan balance by loan class to determine the required allocated reserves;

  •
  we apply environmental factors to calculate an unallocated reserve, which is meant to cover any negative economic and business trends that may develop; and

  •
  the combination of the calculated required allocated reserve plus the unallocated reserve results in a total range for our allowance for loan losses and our allowance for loan losses has been within the estimated ranges.

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

NPAs and Loans 90 Days Past Due and Still Accruing

        Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. Generally, we annually obtain appraisals on NPAs. Previously, for residential and consumer nonperforming loans below $500,000, an alternative valuation method ("AVM") may have been used in lieu of an appraisal. AVMs were obtained from an unrelated independent third party company. The third party valuation utilized a comparative sales based methodology analysis. It also had the ability to handle geographic anomalies, and advanced algorithms which, when coupled with access to multiple data sources, returned accurate and reliable valuation results. The turnaround time for these AVMs was generally within a few minutes of our request. As such, the use of AVMs in no way adversely impacted our overall valuation process, nor did it negatively affect the amount or timing of any provisions or charge-offs. In fact, the quick turnaround time of these AVMs helped identify potential losses immediately. There could be circumstances where we might utilize AVMs, along with additional corroborating procedures, again in the future.

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

        NPAs, expressed as a percentage of total assets, totaled 4.10% at December 31, 2012 and 5.25% at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans was 29.7% at December 31, 2012 and 37.6% at December 31, 2011. The decrease in this ratio from 2011 to 2012 was a reflection of the decrease in the amount required for the allowance for loan losses, based partially on increased collateral values. Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2011. We record a significant amount of charge-offs as it is our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs).

        The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table at December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccruing loans:
Commercial	$2,110	$4,566	$1,501	$535	$603
Commercial mortgage	21,269	16,955	26,991	9,773	4,134
Commercial construction	4,637	5,949	7,987	10,992	14,544
Consumer construction	645	718	1,257	3,815	8,222
Residential mortgage	8,826	7,585	11,877	9,333	8,115
Consumer	973	905	946	1,351	3,145

	38,460	36,678	50,559	35,799	38,763

Real estate acquired through foreclosure:
Commercial	1,658	83	—	—	—
Commercial mortgage	7,386	10,555	3,317	4,112	2,080
Commercial construction	3,983	6,174	7,094	9,347	4,909
Consumer construction	403	2,768	3,553	4,203	2,826
Residential mortgage	4,540	5,655	7,154	2,098	9,079
Consumer	88	—	67	1,870	100

	18,058	25,235	21,185	21,630	18,994

Total nonperforming assets	$56,518	$61,913	$71,744	$57,429	$57,757

Loans past-due 90 days or more and accruing:
Commercial	$—	$30	$—	$499	$—
Commercial mortgage	—	1,272	1,952	3,886	1,634
Commercial construction	—	2,032	250	—	210
Consumer construction	—	238	—	—	1,587
Residential mortgage	222	2,500	776	4,651	3,258
Consumer	—	244	—	188	2,990

	$222	$6,316	$2,978	$9,224	$9,679

        For information on nonaccruing TDRs, see table under "TDRs" later in this section.

        Nonaccrual loans increased $1.8 million from December 31, 2011 to $38.5 million at December 31, 2012. The commercial loan nonaccrual balance consisted of 10 loans, with the largest balance amounting to $736,000. Five of the commercial loans in nonaccrual status as of December 31, 2012 in the amount of $451,000 were placed in nonaccrual status during 2012. All of the remaining nonaccrual commercial loans were in nonaccrual status as of December 31, 2011. Of the $4.6 million in nonaccrual commercial loans as of December 31, 2011, five loans for $2.5 million were transferred to real estate acquired through foreclosure, one loan in the amount of $92,000 was charged off, and four loans in the amount of $143,000 were paid off during 2012.

        The commercial mortgage loan nonaccrual balance consisted of 36 loans, with the largest balance amounting to $5.1 million. Of the $21.3 million commercial mortgage balance in nonaccrual status as of December 31, 2012, 19 loans totaling $12.3 million were placed on nonaccrual status during 2012. All of the remaining nonaccrual commercial mortgage loans were in nonaccrual status as of December 31, 2011. Of the balance at December 31, 2011, $2.7 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during 2012, $639,000 were charged off, and $4.0 million were paid off.

        The commercial construction nonaccrual balance consisted of seven loans, with the largest balance amounting to $2.9 million. We placed two commercial construction nonaccrual loans totaling $475,000 in nonaccrual status in 2012. All of the remaining nonaccrual commercial construction loans were in nonaccrual status as of December 31, 2011. Of the $5.9 million in commercial construction loans in nonaccrual status as of December 31, 2011, $317,000 were paid off, $985,000 were charged off, and $293,000 were transferred to real estate acquired through foreclosure during 2012.

        The consumer construction nonaccrual balance consisted of four loans, two of which were placed in nonaccrual status during 2012. Of the $718,000 in consumer construction loans in nonaccrual status at December 31, 2011, we transferred two loans totaling $332,000 to real estate acquired through foreclosure and one loan in the amount of $128,000 was paid off.

        The residential mortgage nonaccrual balance consisted of 32 loans, with the largest balance amounting to $810,000. We placed $4.6 million of these loans in nonaccrual status during 2012. Of the $7.6 million balance of nonaccrual residential mortgage loans at December 31, 2011, we transferred $1.9 million to real estate acquired through foreclosure, received pay offs of $573,000, returned $256,000 to accrual status, and charged off $420,000.

        The consumer loan nonaccrual balance consisted of 11 loans, nine of which were placed in nonaccrual status during 2012. These loans are well secured and we have determined that they do not require charge off as of December 31, 2012.

        The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.7 million, $2.2 million, and $3.6 million in 2012, 2011, and 2010, respectively. The actual interest income recorded on those loans in 2012, 2011, and 2010 was approximately $552,000, $827,000, and $1.6 million, respectively.

        Real estate acquired through foreclosure decreased $7.2 million when compared to December 31, 2011. The activity in our real estate acquired through foreclosure was as follows for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Balance at beginning of period	$25,235	$21,185	$21,630
Real estate acquired in satisfaction of loans	7,565	18,699	21,622
Write-downs and losses on real estate acquired through foreclosure	(4,032)	(6,976)	(6,334)
Proceeds from sales of real estate acquired through foreclosure	(10,710)	(8,802)	(15,733)
Additional funds disbursed on real estate acquired through foreclosure	—	1,754	—
Other	—	(625)	—

Balance at end of period	$18,058	$25,235	$21,185

        Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, decreased from $6.3 million at December 31, 2011 to $222,000 as of December 31, 2012. The balance at December 31, 2012 consists of one residential mortgage loan.

        Not all of the loans newly classified as nonaccrual since December 31, 2011 required impairment reserves, as some of the loans' collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

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

        The composition of our TDRs is illustrated in the following table at December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Commercial:
Nonaccrual	$—	$22	$—	$—	$—
90 days or more and accruing	$—	$—	$—	$—	$—
< 90 days past due/current	$7,708	$400	$—	$2,850	$—

	7,708	422	—	2,850	—

Commercial mortgage:
Nonaccrual	6,394	907	1,490	810	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	13,049	9,389	2,856	799	1,469

	19,443	10,296	4,346	1,609	1,469

Commercial construction:
Nonaccrual	101	103	353	203	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	7,055	5,118	5,287	4,876	—

	7,156	5,221	5,640	5,079	—

Residential mortgage:
Nonaccrual	2,019	1,473	—	1,197	2,361
90 days or more and accruing	—	2,164	450	638	1,519
< 90 days past due/current	9,638	8,271	12,697	3,885	7,881

	11,657	11,908	13,147	5,720	11,761

Consumer:
Nonaccrual	—	—	923	—	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	—	—	121	—	—

	—	—	1,044	—	—

Totals:
Nonaccrual	$8,514	$2,505	$2,766	$2,210	$2,361
90 days or more and accruing	$—	$2,164	$450	$638	$1,519
< 90 days past due/current	$37,450	$23,178	$20,961	$12,410	$9,350

	$45,964	$27,847	$24,177	$15,258	$13,230

        The interest income which would have been recorded on TDRs if those loans had been performing in accordance with their original contractual terms was approximately $1.8 million in 2012, $1.2 million in 2011, and $2.1 million in 2010 and the actual interest income recorded on these loans in 2012, 2011, and 2010 was approximately $1.0 million, $713,000, and $915,000, respectively.

        The following table shows the breakdown of loans modified during the years ended December 31:

	2012			2011
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	3	$7,336	$7,336	4	$699	$424
Commercial mortgage	10	4,668	4,676	10	7,821	7,821
Commercial construction	3	7,427	7,427	—	—	—
Residential mortgage	1	863	863	1	566	579

	17	$20,294	$20,302	15	$9,086	$8,824

	2010
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial mortgage	3	$3,087	$3,247
Commercial construction	6	5,177	5,177
Residential mortgage	17	11,027	11,066
Home equity and 2nd mortgage	10	1,148	1,148

	36	$20,439	$20,638

Impaired Loans

        The following tables show the breakout of impaired loans by class at December 31:

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—	$3,623	$32	$360
Commercial mortgage	$32,561	$32,561	$—	$26,330	$491	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$11,776	$11,776	$—	$9,942	$349	$2,018
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—
With a related allowance:
Commercial	7,150	7,283	133	2,950	103	—
Commercial mortgage	1,734	1,757	23	3,656	26	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	6,243	6,414	171	7,939	275	381
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$9,685	$9,818	$133	$6,573	$135	$360
Commercial mortgage	$34,295	$34,318	$23	$29,986	$517	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$18,019	$18,190	$171	$17,881	$624	$2,399
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$—	$2,719	$155	$5,484
Commercial mortgage	$21,039	$21,039	$—	$20,966	$483	$3,207
Commercial construction	$11,066	$11,066	$—	$12,114	$67	$730
Consumer construction	$718	$718	$—	$842	$32	$43
Residential mortgage	$8,723	$8,723	$—	$10,066	$260	$1,780
Home equity & 2nd mortgage	$905	$905	$—	$913	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—
With a related allowance:
Commercial	157	161	4	63	2	—
Commercial mortgage	5,249	5,306	57	4,150	73	128
Commercial construction	—	—	—	266	—	—
Consumer construction	—	—	—	112	—	—
Residential mortgage	9,075	9,297	222	11,526	378	940
Home equity & 2nd mortgage	—	—	—	14	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,961	$4,965	$4	$2,782	$157	$5,484
Commercial mortgage	$26,288	$26,345	$57	$25,116	$556	$3,335
Commercial construction	$11,066	$11,066	$—	$12,380	$67	$730
Consumer construction	$718	$718	$—	$954	$32	$43
Residential mortgage	$17,798	$18,020	$222	$21,592	$638	$2,720
Home equity & 2nd mortgage	$905	$905	$—	$927	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—

        Not all of the loans newly classified as impaired since December 31, 2011 required impairment reserves, as some of the loans' collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

        We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking, NOW, savings, money market, and certificates of deposit (time deposits) and are obtained primarily from communities we serve.

        Deposits totaled $1.2 billion at December 31, 2012, increasing $172.1 million, or 17.0%, from the December 31, 2011 level. We experienced significant increases in all deposit categories, with the exception of NOW accounts, which decreased $4.7 million. Increases in savings and money market accounts were the result of successful marketing campaigns. The increase in time deposits was primarily rate driven, with a significant amount of the increase incurred in our nonbrokered national time deposit campaign, which is a program whereby the Bank utilizes several nonbrokered rate listing services to provide incremental funding as needed. We pay an annual subscription fee for the privilege of posting rates on their websites. The subscription-based services allow the Bank to place or receive funds from other subscribers. Requests to invest are placed through the listing website and the account is funded by wire. At the present time, only financial institutions are allowed to place funds with the Bank.

        The following table details the average amount and the average rate paid for each category of deposits for the years ended December 31:

	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
NOW	$5,567	0.83%	$6,182	0.27%	$7,405	0.63%
Savings	58,453	0.43%	57,450	0.19%	56,271	0.27%
Money market	138,764	0.55%	127,584	0.56%	140,067	0.62%
Time	753,580	1.45%	743,309	1.99%	823,248	2.40%

Total interest-bearing deposits	956,364	1.25%	934,525	1.68%	1,026,991	2.03%
Noninterest-bearing demand deposits	101,727		103,201		107,119

Total deposits	$1,058,091	1.13%	$1,037,726	1.51%	$1,134,110	1.84%

        The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

	2012	2011
	(dollars in thousands)
Maturing in:
3 months or less	$62,327	$62,239
Over 3 months through 6 months	53,486	61,249
Over 6 months through 12 months	269,029	188,436
Over 12 months	243,547	151,942

	$628,389	$463,866

        Core deposits represent deposits which we believe will not be affected by changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market's less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. At December 31, 2012 and 2011, our core deposits were $358.9 million and $361.2 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

        Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the FHLB, and a mortgage loan at December 31, 2012 and 2011. Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less. Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

        The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank's total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At December 31, 2012, our total available credit line with the FHLB was $129.4 million. Our outstanding FHLB advance balance at December 31, 2012 and 2011 was $117.0 million and $111.0 million, respectively.

        Long-term borrowings, which totaled $73.5 million and $73.7 million at December 31, 2012 and 2011, respectively, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building. We held $65.0 million in long-term FHLB advances at both December 31, 2012 and 2011. As of December 31, 2012 and 2011, the balance on the mortgage loan was $8.5 million and $8.7 million, respectively.

        Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings increased from $48.0 million at December 31, 2011 to $53.5 million at December 31, 2012. We held $52.0 million and $46.0 million in short-term FHLB advances at December 31, 2012 and 2011, respectively.

        In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the "Trusts"), which are wholly-owned by First Mariner. The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner's equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner. The debentures are the sole assets of the Trusts. Aggregate debentures outstanding as of both December 31, 2012 and 2011 totaled $52.1 million.

        The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption date at our option. All redemption dates have passed and we have not opted to redeem any of the junior subordinated deferrable interest debentures.

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

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At December 31, 2012, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

        See Notes 8 and 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details about our borrowings.

Capital Resources

        Stockholders' deficit decreased $17.0 million in 2012 to a deficit of $8.4 million from a deficit of $25.4 million as of December 31, 2011.

        Common stock and additional paid-in-capital decreased by $253,000 due primarily to the change in the value of the outstanding warrants. We did not repurchase any common stock during 2012, nor was any stock issued through the employee stock purchase plan. Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, decreased by $1.2 million. Retained deficit decreased by the net income of $16.1 million for 2012.

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

        Capital is classified as Tier I capital (common stockholders' (deficit) less certain intangible assets plus a portion of the Trust Preferred Securities) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier I capital). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio (Tier I capital to average quarterly assets).

        We regularly monitor the Company's capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. As of December 31, 2012 and 2011, the Bank was "undercapitalized" and "significantly undercapitalized," respectively, under the regulatory framework for prompt corrective action, although, as of December 31, 2012, the Bank's Tier I capital ratio met minimal adequacy requirements.

        The regulatory capital ratios are shown below at December 31:

	2012	2011	2010	Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Regulatory capital ratios:
Leverage:
Consolidated	(0.5)%	(1.9)%	0.7%	4.0%	5.0%
Bank	3.8%	3.0%	4.7%	4.0%	5.0%
Tier I capital to risk-weighted assets:
Consolidated	(0.8)%	(2.6)%	1.0%	4.0%	6.0%
Bank	6.1%	4.2%	6.8%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	(0.8)%	(2.6)%	2.1%	8.0%	10.0%
Bank	7.3%	5.5%	8.0%	8.0%	10.0%

        On September 18, 2009, the Bank entered into the September Order with the FDIC and the Commissioner, which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, December 31, 2010, December 31, 2011, or December 31, 2012. The failure to achieve these capital requirements could result in further action by our regulators.

        As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank's pricing structure, the Bank's cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans. To address reliance on noncore funding, the Bank has adopted and submitted a liquidity plan to reduce the Bank's reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC's prior consent, may not accept, renew, or roll over any brokered deposits, or pay effective yields on deposits that are greater than those generally paid in its markets.

        First Mariner is also a party to the FRB Agreements, which, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB's prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner's subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB's minimum capital requirements, First Mariner's consolidated leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2012, those capital ratios were (0.5)%, (0.8)%, and (0.8)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

        The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

        Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund the operations of our mortgage-banking business, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which requires pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.

        The Bank's liquidity is represented by its cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and AFS securities, the sources of which are deposit accounts and borrowings. The level of liquidity is dependent on the Bank's operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $185.8 million at December 31, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $404.3 million at December 31, 2012, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. We may also, from time to time, sell performing commercial or consumer loans to enhance our liquidity position. Our loan to deposit ratio stood at 51.4% at December 31, 2012 and 69.2% at December 31, 2011.

        The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively "commitments"), which totaled $487.5 million at December 31, 2012. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $11.4 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $404.6 million at December 31, 2012 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $3.8 million at December 31, 2012 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.0 million at December 31, 2012 are generally open ended. At December 31, 2012, available home equity lines totaled $56.7 million. Home equity credit lines generally extend for a period of 10 years.

        Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of December 31, 2012, we plan on expending approximately $1.5 million on our premises and equipment over the next 12 months.

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

        We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates. At December 31, 2012, management considered the Bank's liquidity level to be sufficient for the purposes of meeting the Bank's cash flow requirements.

        First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. A significant amount of First Mariner Bancorp's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the FRB, FDIC, and the Commissioner that, among other things, require First Mariner and the Bank to obtain the prior approval of regulators before paying a dividend or otherwise making a distribution on stock. In addition, First Mariner elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its Trust Preferred Securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

        The measurement of our interest rate sensitivity, or "gap," is one of the techniques used in asset/liability management. Interest sensitive gap is the dollar difference between our assets and liabilities which are subject to interest rate pricing within a given time period, including both floating-rate or adjustable-rate instruments and instruments which are approaching maturity. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable.

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

        In theory, we can diminish interest rate risk through maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors including cyclical variation in loan demand, different impacts on our interest-sensitive assets and liabilities when interest rates change, and the availability of our funding sources. Accordingly, we strive to manage the interest rate sensitivity gap by adjusting the maturity of and establishing rates on the earning-asset portfolio and certain interest-bearing liabilities commensurate with our expectations relative to market interest rates. Additionally, we may employ the use of off-balance sheet instruments, such as interest rate swaps or caps, to manage our exposure to interest rate movements. Generally, we attempt to maintain a balance between rate-sensitive assets and liabilities that is appropriate to minimize our overall interest rate risk, not just our net interest margin.

        Our interest rate sensitivity position as of December 31, 2012 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayment assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of

December 31, 2012, we had a one-year cumulative positive gap of $5.0 million compared to a one-year cumulative negative gap of $23.0 million at December 31, 2011.

	180 days or less	181 days - one year	One - five years	> 5 years or non- sensitive	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$16,556	$—	$—	$—	$16,556
AFS Securities	18,393	6,587	32,061	635	57,676
Restricted stock investments	7,099	—	—	—	7,099
LHFS	404,289	—	—	—	404,289
Loans	312,229	69,941	156,561	71,665	610,396

Total interest-earning assets	$758,566	$76,528	$188,622	$72,300	$1,096,016

Interest-bearing liabilities:
NOW	$337	$338	$2,734	$1,272	$4,681
Savings	7,969	4,570	36,682	11,508	60,729
Money market	114,226	3,112	24,950	11,468	153,756
Certificates of deposit	255,500	313,463	288,735	—	857,698
Borrowings and junior subordinated debentures	130,534	—	40,000	8,515	179,049

Total interest-bearing liabilities	$508,566	$321,483	$393,101	$32,763	$1,255,913

Interest rate sensitive gap position:
Period	$250,000	$(244,955)	$(204,479)	$39,537
% of assets	18.15%	(17.78)%	(14.84)%	2.87%
Cumulative	$250,000	$5,045	$(199,434)	$(159,897)
% of assets	18.15%	0.36%	(14.48)%	(11.61)%
Cumulative risk sensitive assets to risk sensitive liabilities	149.16%	100.61%	83.70%	87.27%

        While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2012, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	5.85%	(13.16)%

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

Contractual Obligations

        First Mariner has certain obligations to make future payments under contract. At December 31, 2012, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than one year	Over 1 - 3 Years	Over 3 - 5 years	After 5 years
	(dollars in thousands)
Certificates of deposit	$857,698	$525,915	$300,668	$31,115	$—
Borrowings and junior subordinated debentures	179,049	53,466	40,000	—	85,583
Annual rental commitments under noncancelable leases	16,319	4,508	8,172	3,207	432

	$1,053,066	$583,889	$348,840	$34,322	$86,015

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

        We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold. To manage this risk, we also utilize forward sales of TBA mortgage-backed securities. During the period of the rate lock commitment and from the time a loan is closed with the borrowers and sold to investors, we remain exposed to basis (execution, timing, and/or volatility) risk in that the changes in value of our forward sales commitments may not equal or completely offset the changes in value of the rate commitments. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We also mitigate counterparty risk by entering into commitments with proven counterparties and pre-approved financial intermediaries.

        The market value of IRLCs is not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of IRLCs by measuring the change in the value of the underlying asset, while taking into consideration the probability that the IRLCs will close.

        Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2012		2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
IRLCs	$404,645	$410,192	$138,075	$139,899
Forward contracts to sell mortgage-backed securities	308,067	306,682	102,250	101,772

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

Recent Accounting Pronouncements

        See Note 22 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for discussion of recent accounting pronouncements.

Financial Review 2011/2010

        We recorded a net loss of $30.2 million for 2011 compared to net loss of $46.6 million for 2010, with diluted losses per share totaling $1.62 for 2011 compared to diluted losses per share of $3.15 in 2010. Discontinued operations contributed $200,000 in losses in 2010.

        Our results for 2011 were significantly impacted by persistent negative trends in the real estate markets. We experienced significant charge-offs in real estate loans in 2011 (although less than in 2010) as a substantial amount of these loans were moved to real estate acquired through foreclosure. In addition, as declines in real estate values continued in 2011, we recorded $7.8 million in additional write-downs, losses on, and expenses related to real estate acquired through foreclosure in 2011. We provided for additional loan loss reserves throughout 2011 for the anticipated loss exposure caused by the depressed real estate market. The provision for loan losses in 2011 was $14.3 million compared to $17.8 million in 2010. In addition, earnings were further impacted by the loss of interest income on loans placed on nonaccrual status and the cost of carrying foreclosed properties.

        Our largest category of revenue, net interest income, decreased $1.7 million, or 5.5%, in 2011 compared to 2010, primarily due to lower volume and yields on average interest-earning assets. Noninterest income decreased $4.9 million or 17.5%. We experienced decreases in most major noninterest income categories, with the exception of ATM fees, gains from the sale of AFS securities and net OTTI. Gains from the sale of AFS securities increased by $704,000 from 2010 to 2011 and net OTTI improved by $411,000 from 2010 to 2011. During 2010, we recognized a $958,000 gain on a debt exchange transaction. Included in other noninterest income in 2011 was an insurance recovery of $1.0 million to settle certain outstanding title insurance claims.

        Total expenses increased primarily due to increases in professional fees related to regulatory compliance, loan workouts, and capital-raising activities. This increase was significantly offset by reductions in other expenses that were the result of cost-cutting measures taken in 2011.

        We recorded a loss from the discontinued operations of Mariner Finance of $200,000 in 2010. We recorded an income tax benefit of $606,000 in 2011 and income tax expense of $19.1 million in 2010, which was the result of the establishment of the valuation allowance on our deferred tax assets.

        Our return on average assets was (2.50)% for 2011 compared to (3.43)% for 2010. All 2011 performance indicators were significantly affected by our net loss.

        Our total assets decreased by $130.6 million, or 10.0%, during 2011, primarily a result of decreased net loans. Earning assets decreased $76.3 million, or 7.4%, from $1.0 billion in 2010 to $959.1 million in 2011. We purchased $62.8 million in AFS securities during 2011, partially offset by sales of AFS securities of $49.5 million. Deposits decreased by $107.1 million and short- and long-term borrowings increased by $3.4 million from December 31, 2010 to December 31, 2011. Stockholders' equity decreased $29.2 million, reflecting the 2011 losses.

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

        Bank capital adequacy levels deteriorated from 2010 to 2011, reflecting the 2011 net loss; the Bank was considered "significantly undercapitalized" at December 31, 2011. As of December 31, 2011, the Bank's leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios were 3.0%, 4.2%, and 5.5%, respectively, compared to 4.7%, 6.8%, and 8.0%, respectively, at December 31, 2010. Our regulatory capital levels decreased due primarily to the level of losses in 2011.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of interest rate risk, see Item 7 of Part II of this Annual Report on Form 10-K under the heading "Interest Rate Sensitivity."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Mariner Bancorp
Baltimore, Maryland

        We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has insufficient capital per regulatory guidelines and has failed to reach capital levels required in the Cease and Desist Order issued by the Federal Deposit Insurance Corporation in September 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 of the consolidated financial statements. The 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland
March 29, 2013

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
Cash and due from banks	$169,225	$104,204
Federal funds sold and interest-bearing deposits	16,556	44,585
Securities available for sale ("AFS"), at fair value	57,676	22,682
Loans held for sale ("LHFS"), at fair value	404,289	182,992
Loans receivable	610,396	701,751
Allowance for loan losses	(11,434)	(13,801)

Loans, net	598,962	687,950
Real estate acquired through foreclosure	18,058	25,235
Restricted stock investments	7,099	7,085
Premises and equipment, net	37,651	38,278
Accrued interest receivable	4,387	4,025
Bank-owned life insurance ("BOLI")	38,601	37,478
Prepaid expenses and other assets	25,025	24,503

Total assets	$1,377,529	$1,179,017

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$109,966	$100,303
Interest-bearing	1,076,864	914,457

Total deposits	1,186,830	1,014,760
Short-term borrowings	53,466	47,981
Long-term borrowings	73,515	73,698
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities ($248 and $18 at fair value, respectively)	20,022	15,922

Total liabilities	1,385,901	1,204,429

Stockholders' deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 shares issued and outstanding at both December 31, 2012 and 2011	939	939
Additional paid-in capital	79,872	80,125
Retained deficit	(87,337)	(103,454)
Accumulated other comprehensive loss	(1,846)	(3,022)

Total stockholders' deficit	(8,372)	(25,412)

Total liabilities and stockholders' deficit	$1,377,529	$1,179,017

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
Interest income:
Loans	$46,281	$45,502	$52,826
Securities and other earning assets	1,453	2,005	2,395

Total interest income	47,734	47,507	55,221

Interest expense:
Deposits	11,962	15,663	20,826
Short-term borrowings	131	266	347
Long-term borrowings	3,695	3,396	4,210

Total interest expense	15,788	19,325	25,383

Net interest income	31,946	28,182	29,838
Provision for loan losses	2,572	14,330	17,790

Net interest income after provision for loan losses	29,374	13,852	12,048

Noninterest income:
Total other-than-temporary impairment ("OTTI") charges	273	(305)	(445)
Less: Portion included in other comprehensive loss (pre-tax)	(733)	(533)	(804)

Net OTTI charges on AFS securities	(460)	(838)	(1,249)
Mortgage-banking revenue	49,682	13,595	16,950
ATM fees	2,617	3,046	3,038
Gain on debt exchange	—	—	958
Service fees on deposits	2,563	2,945	3,944
Gain on financial instruments carried at fair value	—	—	1,661
Gain on sale of AFS securities, net	—	758	54
(Loss) gain on disposal of premises and equipment	(1,271)	—	67
Commissions on sales of nondeposit investment products	256	437	496
Income from BOLI	1,122	1,291	1,415
Other	977	2,015	858

Total noninterest income	55,486	23,249	28,192

Noninterest expense:
Salaries and employee benefits	24,408	23,520	25,205
Occupancy	8,440	8,627	9,245
Furniture, fixtures, and equipment	1,407	1,735	2,334
Professional services	4,281	6,498	3,074
Advertising	870	663	633
Data processing	1,578	1,629	1,795
ATM servicing expenses	868	866	866
Write-downs, losses, and costs of real estate acquired through foreclosure	6,485	7,789	8,366
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	4,255	4,285	3,801
Service and maintenance	2,703	2,487	2,317
Corporate Insurance	2,423	1,595	1,230
Consulting fees	1,814	1,592	1,043
Postage	2,736	699	558
Loan collection expenses	474	875	785
Other	5,838	5,091	6,246

Total noninterest expense	68,580	67,951	67,498

Net income (loss) from continuing operations before income taxes and discontinued operations	16,280	(30,850)	(27,258)
Income tax expense (benefit)—continuing operations	163	(606)	19,131

Net income (loss) from continuing operations	16,117	(30,244)	(46,389)

Loss from discontinued operations	—	—	(200)

Net income (loss)	$16,117	$(30,244)	$(46,589)

Net income (loss) per common share from continuing operations:
Basic	$0.85	$(1.62)	$(3.14)

Diluted	$0.85	$(1.62)	$(3.14)

Net loss per common share from discontinued operations:
Basic	$—	$—	$(0.01)

Diluted	$—	$—	$(0.01)

Net income (loss) per common share:
Basic	$0.85	$(1.62)	$(3.15)

Diluted	$0.85	$(1.62)	$(3.15)

See accompanying notes to Consolidated Financial Statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net income (loss)	$16,117	$(30,244)	$(46,589)

Other comprehensive income items:
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $610, $367, and $(568), respectively)	902	543	(840)
Reclassification adjustment for net losses on securities (net of tax benefit of $186, $32, and $482, respectively) included in net income (loss)	274	48	713

Total other comprehensive income (loss)	1,176	591	(127)

Total comprehensive income (loss)	$17,293	$(29,653)	$(46,716)

See accompanying notes to Consolidated Financial Statements.

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

	For the Years Ended December 31, 2012, 2011, and 2010
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	(dollars in thousands, except number of shares)
Balance at January 1, 2010	6,452,631	$323	$56,771	$(26,621)	$(3,486)	$26,987
Net loss	—	—	—	(46,589)	—	(46,589)
Change in unrealized gains and losses on AFS securities, net of taxes	—	—	—	—	(127)	(127)
Common stock issued, net of costs	9,484,998	473	9,861	—	—	10,334
Stock-based compensation expense	—	—	29	—	—	29
Warrants issued, net of reduction in value	—	—	(137)	—	—	(137)
Debt exchange	1,830,873	92	12,626	—	—	12,718
Stock issued to Directors	281,615	14	517	—	—	531

Balance at December 31, 2010	18,050,117	902	79,667	(73,210)	(3,613)	3,746
Net loss	—	—	—	(30,244)	—	(30,244)
Change in unrealized gains and losses on AFS securities, net of taxes	—	—	—	—	591	591
Common stock issued, net of costs	810,365	37	334	—	—	371
Stock-based compensation expense	—	—	5	—	—	5
Change in fair value of warrants	—	—	119	—	—	119

Balance at December 31, 2011	18,860,482	939	80,125	(103,454)	(3,022)	(25,412)
Net income	—	—	—	16,117	—	16,117
Change in unrealized gains and losses on AFS securities, net of taxes	—	—	—	—	1,176	1,176
Common stock issued, net of costs	—	—	(23)	—	—	(23)
Change in fair value of warrants	—	—	(230)	—	—	(230)

Balance at December 31, 2012	18,860,482	$939	$79,872	$(87,337)	$(1,846)	$(8,372)

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$16,117	$(30,244)	$(46,589)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from discontinued operations	—	—	200
Stock-based compensation	—	5	29
Depreciation and amortization	2,692	3,229	3,851
Amortization of unearned loan fees and costs, net	25	414	289
Amortization (accretion) of premiums and discounts on mortgage-backed securities, net	12	30	(20)
Gain on financial instruments carried at fair value	—	—	(1,661)
Origination fees and gain on sale of mortgage loans	(47,176)	(11,810)	(14,105)
Gain on debt exchange	—	—	(958)
Net OTTI charges on AFS securities	460	838	1,249
Gain on sale of AFS securities, net	—	(758)	(54)
(Increase) decrease in accrued interest receivable	(362)	(181)	1,116
Provision for loan losses	2,572	14,330	17,790
Write-downs and losses on sale of real estate acquired through foreclosure	4,032	6,976	6,334
Loss (gain) on disposal of premises and equipment	1,271	—	(67)
Increase in cash surrender value of BOLI	(1,122)	(1,291)	(1,415)
Originations of mortgage LHFS	(2,513,088)	(1,099,114)	(1,349,786)
Proceeds from mortgage LHFS	2,338,624	1,066,244	1,346,213
Deferred income taxes	538	609	28,086
Net increase (decrease) in accrued expenses and other liabilities	3,868	2,785	(636)
Net (increase) decrease in prepaids and other assets	(1,854)	(8,958)	4,396

Net cash used in operating activities	(193,391)	(56,896)	(5,738)

Cash flows from investing activities:
Loan principal repayments, net of (disbursements)	60,622	68,625	43,236
Loans sales	19,034	10,727	—
Repurchases of loans previously sold	(1,569)	(517)	(1,208)
(Purchases) sales of restricted stock investments	(14)	10	839
Purchases of premises and equipment	(3,347)	(448)	(2,208)
Proceeds from disposals of premises and equipment	11	9	811
Sales of trading securities	—	—	10,083
Maturities/calls/repayments of trading securities	—	—	735
Activity in AFS securities:
Maturities/calls/repayments	9,195	19,310	3,151
Sales	—	49,515	8,011
Purchases	(41,609)	(62,799)	(12,090)
Additional funds disbursed on real estate acquired through foreclosure	—	(1,754)	—
Proceeds from sales of real estate acquired through foreclosure	10,710	8,802	15,733

Net cash provided by investing activities	53,033	91,480	67,093

Cash flows from financing activities:
Net increase (decrease) in deposits	172,071	(107,129)	(24,616)
Net increase (decrease) in other borrowed funds	5,302	3,393	(2,815)
Net (costs of) proceeds from stock issuance	(23)	(20)	10,334

Net cash provided by (used in) financing activities	177,350	(103,756)	(17,097)

Increase (decrease) in cash and cash equivalents	36,992	(69,172)	44,258
Cash and cash equivalents at beginning of period	148,789	217,961	173,703

Cash and cash equivalents at end of period	$185,781	$148,789	$217,961

Supplemental information:
Interest paid on deposits and borrowed funds	$14,229	$18,024	$25,515

Real estate acquired through foreclosure	$7,565	$18,699	$21,622

Transfers of LHFS to loan portfolio	$10,006	$2,031	$8,150

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011, and 2010

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

        Most of our activities are with customers within the Central Maryland region. A portion of activities related to mortgage lending are more dispersed and cover parts of the Mid-Atlantic region and other regions outside of the state of Maryland. Note 4 describes the types of securities that we invest in and Note 5 discusses our lending activities. We do not have any concentrations to any one industry or customer.

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

  Cash and Cash Equivalents

        We consider all highly liquid securities with original maturities of three months or less to be cash equivalents. For reporting purposes, assets grouped in the Consolidated Statements of Financial Condition under the captions "Cash and due from banks" and "Federal funds sold and interest-bearing deposits" are considered cash or cash equivalents. For financial statement purposes, these assets are carried at cost. Federal funds sold and interest-bearing deposits have overnight maturities and are generally in excess of amounts that would be recoverable under FDIC insurance.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

  Securities

        We designate securities into one of three categories at the time of purchase. Debt securities that we have the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading if bought and held principally for the purpose of sale in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered AFS and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit, net of tax effects, in accumulated other comprehensive loss.

        AFS Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term "other than temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

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

  LHFS

        Loans originated for sale are carried at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third party pricing models. Gains and losses on loan sales are determined using the

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

specific-identification method and are recognized through mortgage-banking revenue in the Consolidated Statement of Operations.

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

  Nonaccrual status

        For smaller noncommercial loans, we place loans in nonaccrual status when they are contractually past due 90 days as to either principal or interest, unless the loan is well secured and in the process of collection, or earlier, when, in the opinion of management, the collection of principal and interest is in doubt. For all commercial loans, larger loans, and certain mortgage loans, management applies Financial Accounting Standards Board ("FASB") guidance on impaired loan accounting to determine accrual status. Under that guidance, when it is probable that we will be unable to collect all payments due, including interest, we place the loan in nonaccrual status. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to pay and remain current. Specifically, in order for a nonaccrual loan to be returned to accrual status, a borrower must make six consecutive monthly payments and the borrower must demonstrate the ability to keep the loan current going forward. When a loan is partially charged off, the remaining balance remains in nonaccrual status.

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

  Impairment

        We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

agreement. In general, impaired loans consist of nonaccrual loans and troubled debt restructures ("TDR" or "TDRs"). We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value ("LTV") ratio, and where collection and repayment efforts are progressing. We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment. We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans, collectively for impairment.

        We measure loan impairment (1) at the present value of expected cash flows discounted at the loan's effective interest rate, (2) at the observable market price, or (3) at the fair value of the collateral if the loan is collateral dependent. If our measure of the impaired loan is less than the recorded investment in the loan, we record a charge-off for the deficiency unless it's a TDR, for which we recognize an impairment loss through an allocated portion of the allowance for loan losses.

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

  TDRs

        We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. In situations where, for economic or legal reasons related to a borrower's financial difficulties, we may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related now-modified loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, payment extensions, payment forbearance, and/or other actions intended to minimize the

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

economic loss and to avoid foreclosure or repossession of the collateral. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. At the time that a loan is modified, we evaluate any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. Any impairment amount is then set up as an allocated portion of the allowance.

  Allowance for Loan Losses

        Our allowance for loan losses represents an estimated amount that, in management's judgment, will be adequate to absorb probable incurred losses on existing loans. Management uses a disciplined process and methodology to establish the allowance for losses each quarter. The allowance for loan losses consists of an allocated component and an unallocated component. To determine the total allowance for loan losses, we estimate the reserves needed for each loan class, including loans analyzed individually and loans analyzed on a pooled basis.

        To determine the allocated component of the allowance account, loans are pooled by loan class and losses are modeled using historical experience, quantitative analysis, and other mathematical techniques over the loss emergence period. For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of that portfolio class. We use internally developed models in this process. Management must use judgment in establishing additional input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

        The unallocated allowance for loan losses represents environmental factors applied to each loan class and is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

nonaccrual status, whichever is earlier. Consumer loans are generally charged off when the loan becomes 120 days past due or when it is determined that the amounts due are uncollectible (whichever is earlier). The above charge-off guidelines may not apply if the loan is both well secured and in the process of collection. These charge-off policies have not changed in the last three years.

        As an additional portion of the allowance for loan losses, we also estimate probable losses related to unfunded loan commitments. These commitments are subject to individual review and are analyzed for impairment the same as a correspondent loan.

  Real Estate Acquired Through Foreclosure

        We record real estate acquired through foreclosure at the lower of cost or market value ("LCM") on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

  BOLI

        BOLI is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiaries are named beneficiaries. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income.

  Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through a requirement to repurchase them before their maturity.

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

        Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As of December 31, 2012 and 2011, we maintained a valuation allowance against the full amount of our deferred tax assets. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

        We recognize interest and penalties related to income tax matters in income tax expense.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(1) Summary of Significant Accounting Policies (Continued)

  Advertising

        We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $870,000, $663,000, and $633,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

        At December 31, 2012 and 2011, we did not have any designated hedges as we do not designate IRLCs or forward sales commitments on residential mortgage originations as hedges. We recognize any gains and losses on IRLCs and forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.

(2) Going Concern Consideration

        Due to the conditions and events discussed later in Note 10, there is substantial doubt regarding our ability to continue as a going concern. Management is taking various steps designed to improve the Company's and the Bank's capital position. The Bank has developed a written alternative capital plan designed to improve the Bank's capital ratios. Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 10 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios.

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

For the Years Ended December 31, 2012, 2011, and 2010

(3) Restrictions on Cash and Due From Banks

        The Bank is required by the Federal Reserve Board ("FRB") to maintain certain cash reserve balances based principally on deposit liabilities. Due to large vault cash amounts at December 31, 2012, no additional reserves were required at the FRB. At December 31, 2011 the required reserve balance was $1.0 million. The Bank pledged $1.9 million and $3.1 million in cash for exposure on debit card transactions as of December 31, 2012 and 2011, respectively.

(4) Securities

        The composition of our securities portfolio is as follows at December 31:

	2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Mortgage-backed securities	$7,040	$169	$75	$7,134
Trust preferred securities	11,246	79	2,144	9,181
U.S. government agency notes	33,435	107	5	33,537
U.S. Treasury securities	5,779	2	—	5,781
Equity securities—banks	1,288	16	48	1,256
Equity securities—mutual funds	750	37	—	787

	$59,538	$410	$2,272	$57,676

	2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Mortgage-backed securities	$1,834	$125	$—	$1,959
Trust preferred securities	13,420	103	3,255	10,268
U.S. government agency notes	8,507	11	—	8,518
U.S. Treasury securities	1,004	—	—	1,004
Equity securities—banks	189	6	44	151
Equity securities—mutual funds	750	32	—	782

	$25,704	$277	$3,299	$22,682

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(4) Securities (Continued)

        Contractual maturities of debt securities at December 31, 2012 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$13,002	$13,035
Due after one year through five years	27,231	27,302
Due after ten years	10,227	8,162
Mortgage-backed securities	7,040	7,134

	$57,500	$55,633

        The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at December 31:

	2012
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$3,552	$75	$—	$—	$3,552	$75
Trust preferred securities	—	—	5,027	2,144	5,027	2,144
U.S. government agency notes	9,139	5	—	—	9,139	5
Equity securities—banks	1,035	47	123	1	1,158	48

	$13,726	$127	$5,150	$2,145	$18,876	$2,272

	2011
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Trust preferred securities	$1,967	$66	$4,542	$3,189	$6,509	$3,255
Equity securities—banks	—	—	63	44	63	44

	$1,967	$66	$4,605	$3,233	$6,572	$3,299

        For AFS securities, gross unrealized losses totaled $2.3 million as of December 31, 2012 and equaled 12.0% of the fair value of securities with unrealized losses as of that date. A total of 20 securities were in an unrealized loss position as of December 31, 2012, with the largest single unrealized loss in any one security totaling $1.6 million. Eight securities were in an unrealized loss position for twelve months or more.

        The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies. Certain of these securities have experienced

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(4) Securities (Continued)

declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. We consider the decline in value for four pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000, $838,000, and $1.2 million during 2012, 2011, and 2010, respectively. See additional information on the pooled trust preferred securities in Note 15.

        The following shows the activity in OTTI related to credit losses for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Balance at beginning of year	$8,730	$7,892	$6,643
Additional net OTTI recorded for credit losses	460	838	1,249

Balance at end of year	$9,190	$8,730	$7,892

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

        We did not sell any AFS securities during 2012. During 2011 and 2010, we recognized gross losses on the sale of AFS securities of $23,000 and $420,000, respectively. During 2011 and 2010, we recognized gross gains on sale of AFS securities of $781,000 and $474,000, respectively.

        At December 31, 2012, we held securities with an aggregate carrying value (fair value) of $41.7 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses

        Loans receivable represent our only form of financing receivables and are summarized as follows at December 31:

	2012	2011
	(dollars in thousands)
Commercial	$47,838	$47,518
Commercial mortgage	263,763	331,943
Commercial construction	49,931	54,433
Consumer construction	18,668	16,456
Residential mortgage	111,376	121,071
Consumer	117,581	129,227

Total loans	609,157	700,648
Unearned loan fees, net	1,239	1,103

	$610,396	$701,751

        Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $919,000 and $184,000 as of December 31, 2012 and 2011, respectively.

        At December 31, 2012, we had pledged loans with a carrying value of $101.2 million as collateral for FHLB advances.

Transferred Loans

        Information on the activity in transferred loans and related accretable yield is as follows for the years ended December 31:

	Loan Balance		Accretable Yield		Total
	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
Beginning balance	$14,008	$26,219	$266	$178	$13,742	$26,041
Loans transferred	10,006	2,031	207	—	9,799	2,031
Loans moved to real estate acquired through foreclosure	—	(2,494)	—	—	—	(2,494)
Charge-offs	(1,435)	(742)	(21)	(31)	(1,414)	(711)
Sales/payments/amortization	(5,078)	(11,006)	(232)	119	(4,846)	(11,125)

Ending balance	$17,501	$14,008	$220	$266	$17,281	$13,742

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

into classes is warranted based upon our credit review methodology. We have divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.

        To establish the allocated portion of the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class. The historical loss percentage is based upon a rolling 24 month history. This rolling history is utilized so that we have the most current and relevant charge-off trend data. These charge-offs are segregated by loan segment and compared to their respective loan segment average balances for the same period in order to calculate the charge-off percentage. That percentage is then applied to the current period loan balances to determine the required allocated reserve. That calculation determines the required allocated allowance for loan loss level. We then apply additional loss multipliers to the different segments of loans to reflect various environmental factors. This amount is considered our unallocated reserve. For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment. In general, this impairment is included as part of the allocated allowance for loan losses for modified loans and is charged off for all other impaired loans. These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion. Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

        The following tables presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

As of and for the year ended December 31, 2012:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(360)	(933)	(409)	(7)	(2,399)	(2,169)	—	(6,277)
Recoveries	—	612	52	—	439	235	—	1,338

Net charge-offs	(360)	(321)	(357)	(7)	(1,960)	(1,934)	—	(4,939)

(Reversal of) provision for loan losses	(338)	(436)	(1,038)	(129)	1,023	1,342	2,148	2,572

Ending Balance	$2,070	$1,254	$414	$20	$1,774	$2,040	$3,862	$11,434

Ending balance—individually evaluated for impairment	$133	$23	$—	$—	$171	$—	$—	$327
Ending balance—collectively evaluated for impairment	1,937	1,231	414	20	1,603	2,040	3,862	11,107

	$2,070	$1,254	$414	$20	$1,774	$2,040	$3,862	$11,434

Ending loan balance—individually evaluated for impairment	$9,818	$34,318	$11,692	$645	$18,190	$1,247		$75,910
Ending loan balance—collectively evaluated for impairment	38,089	229,396	38,210	18,192	93,155	117,444		534,486

	$47,907	$263,714	$49,902	$18,837	$111,345	$118,691		$610,396

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

As of and for the year ended December 31, 2011:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115
Charge-offs	(5,484)	(3,335)	(730)	(43)	(2,720)	(2,868)	—	(15,180)
Recoveries	—	173	27	—	39	297	—	536

Net charge-offs	(5,484)	(3,162)	(703)	(43)	(2,681)	(2,571)	—	(14,644)

Provision for (reversal of) loan losses	7,961	2,631	459	(618)	2,360	2,786	(1,249)	14,330

Ending Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801

Ending balance—individually evaluated for impairment	$4	$57	$—	$—	$222	$—	$—	$283
Ending balance—collectively evaluated for impairment	2,764	1,954	1,809	156	2,489	2,632	1,714	13,518

	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801

Ending loan balance—individually evaluated for impairment	$4,965	$26,345	$11,066	$718	$18,020	$905		$62,019
Ending loan balance—collectively evaluated for impairment	47,877	300,185	43,283	15,562	103,099	129,726		639,732

	$52,842	$326,530	$54,349	$16,280	$121,119	$130,631		$701,751

As of and for the year ended December 31, 2010:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$817	$3,336	$1,647	$293	$2,062	$882	$2,602	$11,639
Charge-offs	(1,979)	(1,395)	(4,252)	(804)	(3,757)	(3,787)	—	(15,974)
Recoveries	—	—	7	—	104	549	—	660

Net charge-offs	(1,979)	(1,395)	(4,245)	(804)	(3,653)	(3,238)	—	(15,314)

Provision for loan losses	1,453	601	4,651	1,328	4,623	4,773	361	17,790

Ending Balance	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115

Ending balance—individually evaluated for impairment	$—	$88	$14	$—	$486	$—	$—	$588
Ending balance—collectively evaluated for impairment	291	2,454	2,039	817	2,546	2,417	2,963	13,527

	$291	$2,542	$2,053	$817	$3,032	$2,417	$2,963	$14,115

Ending loan balance—individually evaluated for impairment	$1,501	$29,848	$13,273	$1,257	$25,024	$1,067		$71,970
Ending loan balance—collectively evaluated for impairment	77,300	319,563	45,491	29,535	119,185	148,643		739,717

	$78,801	$349,411	$58,764	$30,792	$144,209	$149,710		$811,687

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

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

  High Credit Quality ("RR2")—This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with an LTV ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants' financial condition. No commercial construction loans may carry this rating at inception. At December 31, 2012 and 2011, none of our loans carried this risk rating.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

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

  •
  credits with material collateral documentation exceptions, but which appear to be strong credits;

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

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

  •
  all nonaccrual loans.

  Doubtful ("RR9")—Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At December 31, 2012 and 2011, none of our loans carried this risk rating.

  Loss ("RR10")—Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed nine months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

  generally charged off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged off. At December 31, 2012 and 2011, none of our loans carried this risk rating.

        The following table shows the credit quality breakdown of our commercial loan portfolio by class as of December 31:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
RR8	$2,678	$5,672	$26,262	$26,677	$10,708	$17,105	$—	$—	$39,648	$49,454
RR7	7,268	9,051	17,174	17,065	10,355	9,152	—	—	34,797	35,268
RR6	9,966	10,208	48,754	39,722	15,151	13,132	—	—	73,871	63,062
RR5	16,008	19,825	101,312	122,880	12,781	12,013	—	136	130,101	154,854
RR4	11,971	7,074	67,044	117,088	907	2,947	18,837	16,144	98,759	143,253
RR3	—	1,000	3,168	3,098	—	—	—	—	3,168	4,098
RR1	16	12	—	—	—	—	—	—	16	12

	$47,907	$52,842	$263,714	$326,530	$49,902	$54,349	$18,837	$16,280	$380,360	$450,001

        We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of December 31:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
Nonaccrual loans	$8,826	$7,585	$961	$905	$12	$—	$9,799	$8,490
Performing loans	102,519	113,534	100,844	108,539	16,874	21,187	220,237	243,260

	$111,345	$121,119	$101,805	$109,444	$16,886	$21,187	$230,036	$251,750

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        The following tables show the aging of our loans receivable by class at December 31. Also included are loans that are 90 days or more past due as to interest and principal and still accruing (because they are well-secured and in the process of collection).

	2012
	31 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
	(dollars in thousands)
Commercial	$221	$—	$2,110	$2,331	$45,576	$47,907	$—
Commercial mortgage	8,233	1,698	21,269	31,200	232,514	263,714	—
Commercial construction	2,127	—	4,637	6,764	43,138	49,902	—
Consumer construction	1,075	331	645	2,051	16,786	18,837	—
Residential mortgage	6,847	7,650	9,048	23,545	87,800	111,345	222
Home equity and 2nd mortgage	1,287	416	961	2,664	99,141	101,805	—
Other consumer	13	7	12	32	16,854	16,886	—

	$19,803	$10,102	$38,682	$68,587	$541,809	$610,396	$222

	2011
	31 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
	(dollars in thousands)
Commercial	$477	$—	$4,596	$5,073	$47,769	$52,842	$30
Commercial mortgage	12,630	4,116	18,227	34,973	291,557	326,530	1,272
Commercial construction	—	5,170	7,981	13,151	41,198	54,349	2,032
Consumer construction	306	—	956	1,262	15,018	16,280	238
Residential mortgage	6,266	—	10,085	16,351	104,768	121,119	2,500
Home equity and 2nd mortgage	3,203	251	1,142	4,596	104,848	109,444	237
Other consumer	283	137	7	427	20,760	21,187	7

	$23,165	$9,674	$42,994	$75,833	$625,918	$701,751	$6,316

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        Impaired loans include nonaccrual loans and TDRs. The following tables show the breakout of impaired loans by class at December 31:

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—	$3,623	$32	$360
Commercial mortgage	$32,561	$32,561	$—	$26,330	$491	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$11,776	$11,776	$—	$9,942	$349	$2,018
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—
With a related allowance:
Commercial	7,150	7,283	133	2,950	103	—
Commercial mortgage	1,734	1,757	23	3,656	26	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	6,243	6,414	171	7,939	275	381
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$9,685	$9,818	$133	$6,573	$135	$360
Commercial mortgage	$34,295	$34,318	$23	$29,986	$517	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$18,019	$18,190	$171	$17,881	$624	$2,399
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
	(dollars in thousands)
With no related allowance:
Commercial	$4,804	$4,804	$—	$2,719	$155	$5,484
Commercial mortgage	$21,039	$21,039	$—	$20,966	$483	$3,207
Commercial construction	$11,066	$11,066	$—	$12,114	$67	$730
Consumer construction	$718	$718	$—	$842	$32	$43
Residential mortgage	$8,723	$8,723	$—	$10,066	$260	$1,780
Home equity & 2nd mortgage	$905	$905	$—	$913	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—
With a related allowance:
Commercial	157	161	4	63	2	—
Commercial mortgage	5,249	5,306	57	4,150	73	128
Commercial construction	—	—	—	266	—	—
Consumer construction	—	—	—	112	—	—
Residential mortgage	9,075	9,297	222	11,526	378	940
Home equity & 2nd mortgage	—	—	—	14	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$4,961	$4,965	$4	$2,782	$157	$5,484
Commercial mortgage	$26,288	$26,345	$57	$25,116	$556	$3,335
Commercial construction	$11,066	$11,066	$—	$12,380	$67	$730
Consumer construction	$718	$718	$—	$954	$32	$43
Residential mortgage	$17,798	$18,020	$222	$21,592	$638	$2,720
Home equity & 2nd mortgage	$905	$905	$—	$927	$18	$2,868
Other consumer	$—	$—	$—	$134	$—	$—

        The following table shows loans on nonaccrual status by class as of December 31:

	2012	2011
	(dollars in thousands)
Commercial	$2,110	$4,566
Commercial mortgage	21,269	16,955
Commercial construction	4,637	5,949
Consumer construction	645	718
Residential mortgage	8,826	7,585
Home equity and 2nd mortgage	973	905

	$38,460	$36,678

        The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $1.7 million, $2.2 million, and

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

$3.6 million in 2012, 2011, and 2010, respectively. The actual interest income recorded on those loans in 2012, 2011, and 2010 was approximately $552,000, $827,000, and $1.6 million, respectively.

        The following table shows the breakdown of loans we modified during the years ended December 31:

	2012			2011
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	3	$7,336	$7,336	4	$699	$424
Commercial mortgage	10	4,668	4,676	10	7,821	7,821
Commercial construction	3	7,427	7,427	—	—	—
Residential mortgage	1	863	863	1	566	579

	17	$20,294	$20,302	15	$9,086	$8,824

	2010
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial mortgage	3	$3,087	$3,247
Commercial construction	6	5,177	5,177
Residential mortgage	17	11,027	11,066
Home equity and 2nd mortgage	10	1,148	1,148

	36	$20,439	$20,638

        The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

        During the year ended December 31, 2012, we increased the allowance for loan losses for TDRs by a total of $44,000 ($129,000 for commercial, partially offset by reductions of $34,000 for commercial mortgage and $51,000 for residential mortgage). During the year ended December 31, 2011, we reduced the allowance for loan losses for TDRs by a total of $305,000 ($31,000 for commercial mortgage, $14,000 for commercial construction, and $264,000 for residential mortgage, partially offset by an increase of $4,000 for commercial). Additionally, during the year ended December 31, 2012, we charged-off approximately $312,000 in residential mortgage TDRs, $136,000 in commercial construction TDRs, and $137,000 in commercial mortgage TDRs and during the year ended December 31, 2011, we charged off approximately $673,000 in residential mortgage TDRs and $130,000 in commercial mortgage TDRs.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(5) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

        The following table shows modifications made during the years ended December 31, 2012, 2011, and 2010 that defaulted in the subsequent year:

	2012		2011		2010
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
	(dollars in thousands)
Commercial	1	$22	—	$—	2	$2,850
Residential mortgage	—	—	—	—	4	1,123

	1	$22	—	$—	6	$3,973

        Total TDRs as of December 31, 2012 and 2011 amounted to $46.0 million and $27.8 million, respectively, of which $8.5 million and $2.5 million, respectively, were also in nonaccrual status.

(6) Premises and Equipment

        We own property and equipment as follows at December 31:

	2012	2011
	(dollars in thousands)
Land	$11,350	$11,102
Buildings and improvements	27,783	27,341
Leasehold improvements	7,145	9,299
Furniture, fixtures, automobiles, and equipment	27,508	26,132

Total, at cost	73,786	73,874
Less: accumulated depreciation and amortization	(36,135)	(35,596)

Net premises and equipment	$37,651	$38,278

        Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010 was $2.7 million, $3.2 million, and $3.9 million, respectively.

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

        The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $4.7 million, $5.1 million, and $5.5 million for 2012, 2011, and 2010, respectively.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(6) Premises and Equipment (Continued)

        Our minimum lease payments due for each of the next five years are as follows:

(dollars in thousands)
2013	$4,508
2014	4,272
2015	3,900
2016	2,722
2017	485
Thereafter	432

$16,319

(7) Deposits

        Deposits are summarized as follows at December 31:

	2012		2011
	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate
	(dollars in thousands)
Noncertificate:
NOW	$4,681	0.83%	$9,388	0.27%
Savings	60,729	0.43%	54,977	0.19%
Money market	153,756	0.55%	121,738	0.56%
Noninterest-bearing demand	109,966		100,303

Total noncertificate deposits	329,132		286,406

Certificates of deposit:
Original maturities:
Under 12 months	3,566	0.35%	248,797	1.58%
12 to 60 months	801,681	1.41%	424,659	2.14%
IRA and KEOGH	52,451	2.04%	54,898	2.47%

Total certificates of deposit	857,698		728,354

Total deposits	$1,186,830		$1,014,760

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(7) Deposits (Continued)

        Time deposits mature as follows:

	2012		2011
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Within 6 months	$169,833	19.8%	$237,682	32.6%
Over 6 months - 12 months	356,082	41.5%	227,768	31.3%
Over 12 months - 24 months	257,241	30.0%	183,702	25.2%
Over 24 months - 36 months	43,427	5.1%	43,419	6.0%
Over 36 months - 48 months	13,344	1.5%	23,401	3.2%
Over 48 months	17,771	2.1%	12,382	1.7%

	$857,698	100.0%	$728,354	100.0%

        The Bank offers certain certificate products that provide customers a "one-time" withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2012, certificates that permitted early withdrawal totaled $105.6 million.

        Certificates of deposit of $100,000 or more totaled $628.4 million and $463.9 million at December 31, 2012 and 2011, respectively.

        At December 31, 2012, we had pledged securities with an aggregate carrying value (fair value) of $3.0 million for certain customer and federal deposits.

(8) Borrowings

        Our borrowings consist of short-term promissory notes, short-term and long-term advances from the FHLB, and a mortgage loan.

        The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank's total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily. As of December 31, 2012, our total available credit line with the FHLB was $129.4 million. Our outstanding balance at December 31, 2012 and 2011 was $117.0 million and $111.0 million, respectively.

        The mortgage loan on our former headquarters building is with a commercial bank on which we pay a fixed rate of 5.58% until maturity in 2031. The carrying value of the property securing the loan was approximately $17.8 million as of December 31, 2012.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(8) Borrowings (Continued)

        Certain information regarding our borrowings is as follows as of December 31:

	2012	2011	2010
	(dollars in thousands)
Amount outstanding at year-end:
FHLB short-term advances	$52,000	$46,000	$82,000
Short-term promissory notes	1,466	1,981	2,399
FHLB long-term advances	65,000	65,000	25,000
Mortgage loan	8,515	8,698	8,888
Weighted-average interest rate at year-end:
FHLB short-term advances	0.21%	0.27%	0.51%
Short-term promissory notes	0.59%	0.56%	0.51%
FHLB long-term advances	2.25%	2.25%	4.00%
Mortgage loan	5.58%	5.58%	5.58%
Maximum outstanding at any month-end:
FHLB short-term advances	$52,000	$82,000	$82,000
Short-term promissory notes	1,862	2,127	4,909
FHLB long-term advances	65,000	65,000	86,342
Mortgage loan	8,698	8,873	9,067
Average outstanding:
FHLB short-term advances	$46,251	$64,025	$53,816
Short-term promissory notes	1,550	1,781	2,751
FHLB long-term advances	65,000	42,822	53,684
Mortgage loan	8,607	8,800	8,984
Weighted-average interest rate during the year:
FHLB short-term advances	0.26%	0.40%	0.62%
Short-term promissory notes	0.58%	0.56%	0.55%
FHLB long-term advances	2.28%	2.94%	3.32%
Mortgage loan	5.66%	5.66%	5.66%

        $40.0 million of our long-term borrowings mature in 2014, $25.0 million mature in 2020, but are callable immediately at the option of the issuer, and the remaining $8.5 million mature in 2031.

        At December 31, 2012, we had pledged securities with an aggregate carrying value (fair value) of $26.5 million and loans with a carrying value of $101.2 million as collateral for FHLB advances. We had also pledged securities with an aggregate carrying value (fair value) of $2.1 million as collateral for short-term promissory notes.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(9) Junior Subordinated Deferrable Interest Debentures

        The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at both December 31, 2012 and 2011 (dollars in thousands):

Trust	Subordinated Debt Issued to Trust	Trust Preferred Securities Issued by Trust	Date of Original Issue	Stated Maturity
MCT II	$6,186	$6,000	December 10, 2002	December 10, 2032
MCT III	14,949	14,500	June 18, 2003	July 7, 2033
MCT IV	5,158	5,000	August 18, 2003	August 18, 2033
MCT V	10,310	10,000	September 25, 2003	October 8, 2033
MCT VI	10,310	10,000	October 21, 2004	January 7, 2035
MCT VII	5,155	5,000	August 18, 2005	September 15, 2035

	$52,068	$50,500

        First Mariner issued junior subordinated deferrable interest debentures to six statutory trust subsidiaries, Mariner Capital Trust ("MCT") II, MCT III, MCT IV, MCT V, MCT VI, and MCT VII (collectively, the "Trusts"). The Trusts are Delaware business trusts for which all the common securities are owned by First Mariner and which were formed for the purpose of issuing trust preferred securities. In accordance with FASB guidance, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. The payment and redemption terms of the debentures and related Trust Preferred Securities are substantially identical.

        The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective maturities or their earlier redemption date at our option. All redemption dates have passed and we have not opted to redeem any of the junior subordinated deferrable interest debentures.

        As of December 31, 2012, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II—335 basis points; MCT III—325 basis points; MCT IV—305 basis points; MCT V—310 basis points; MCT VI—205 basis points; and MCT VII—195 basis points.

        The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $1.7 million in 2012, $1.6 million in 2011, and $1.9 million in 2010. In 2009, we elected to defer interest payments on the debentures. This deferral is permitted by the terms of the debentures and does not constitute an event of default thereunder. Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period. The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013.

        The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(9) Junior Subordinated Deferrable Interest Debentures (Continued)

        Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital and the remaining portion may qualify as Tier II capital, with certain limitations. At December 31, 2012, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

(10) Regulatory Matters, Capital Adequacy, and Liquidity

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average quarterly assets ("leverage"). As of December 31, 2012 and 2011, the Bank was "undercapitalized" and "significantly undercapitalized," respectively, under the regulatory framework

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(10) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

for prompt corrective action. Our regulatory capital amounts and ratios as of December 31, 2012 and 2011 were as follows:

					To be Well Capitalized Under Prompt Corrective Action Provision
			Minimum Requirements for Capital Adequacy Purposes
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$(6,525)	(0.8)%	67,262	8.0%	$84,078	10.0%
Bank	61,292	7.3%	67,073	8.0%	83,841	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(6,525)	(0.8)%	33,631	4.0%	50,447	6.0%
Bank	50,777	6.1%	33,536	4.0%	50,304	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(6,525)	(0.5)%	52,932	4.0%	66,165	5.0%
Bank	50,777	3.8%	52,873	4.0%	66,091	5.0%
As of December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$(22,393)	(2.6)%	$68,242	8.0%	$85,302	10.0%
Bank	46,659	5.5%	68,243	8.0%	85,304	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(22,393)	(2.6)%	34,121	4.0%	51,181	6.0%
Bank	35,935	4.2%	34,122	4.0%	51,183	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(22,393)	(1.9)%	47,533	4.0%	59,416	5.0%
Bank	35,935	3.0%	47,468	4.0%	59,335	5.0%

        The FDIC, through the Deposit Insurance Fund, insures deposits of accountholders up to $250,000. The Bank pays an annual premium to provide for this insurance.

        The Bank is a member of the FHLB System and is required to maintain an investment in the stock of the FHLB based on specific percentages of outstanding mortgages, total assets, or FHLB advances. Purchases and sales of stock are made directly with the Bank at par value.

        On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the "Commissioner"), pursuant to which it consented to the entry of an Order to Cease and Desist ("the September Order"), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, December 31, 2010, December 31, 2011, or December 31, 2012. The failure to achieve these capital requirements could result in further action by our regulators.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(10) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

        As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank's pricing structure, the Bank's cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans. To address reliance on noncore funding, the Bank was required to submit a liquidity plan intended to reduce the Bank's reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC's prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits.

        First Mariner Bancorp is also a party to agreements with the FRB (the "FRB Agreements"), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB's prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner's subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB's minimum capital requirements, First Mariner's consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2012, those capital ratios were (0.5)%, (0.8)%, and (0.8)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.

        The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

        The Bank's principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank's operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $185.8 million at December 31, 2012, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(10) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $404.3 million at December 31, 2012, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. We may also, from time to time, sell performing commercial or consumer loans to enhance our liquidity position.

(11) Employee Benefit Plans—Stock Options and Warrants

        We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

        We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the "Plan") and warrants in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant. We recognized stock based compensation cost of $5,000 and $29,000 for the years ended December 31, 2011, and 2010, respectively. As of December 31, 2011, all compensation expense related to currently outstanding options and warrants had been recognized.

        As of December 31, 2012, all options and warrants to purchase shares of common stock were fully vested. All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.

        Information with respect to stock options and warrants is as follows for the years ended December 31:

	2012				2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	836,228	$7.98			930,228	$7.92
Forfeited/cancelled	(246,750)	12.45			(94,000)	3.17

Outstanding at end of year	589,478	6.12	2.2	$—	836,228	7.98	2.7	$—

Exercisable at end of year	589,478	6.12	2.2	$—	836,228	7.98	2.7	$—

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(11) Employee Benefit Plans—Stock Options and Warrants (Continued)

	2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	668,593	$12.20
Granted	366,174	1.15
Forfeited/cancelled	(104,539)	11.54

Outstanding at end of year	930,228	7.92	3.4	$—

Exercisable at end of year	928,228	7.93	3.4	$—

        The weighted average fair value of the warrants issued for the year ended December 31, 2010 was $0.74. There were no options granted or warrants issued in 2012 or 2011. The fair value of the warrants was calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the year ended December 31, 2010:

Dividend yield	—
Expected volatility	92.87%
Risk-free interest rate	2.60%
Expected lives	5 years

        There were no options or warrants exercised during 2012, 2011, or 2010.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(11) Employee Benefit Plans—Stock Options and Warrants (Continued)

        Options and warrants outstanding are summarized as follows at December 31, 2012:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)
$1.09	18,348	2.5
1.15	347,826	2.2
4.15	11,200	5.3
5.41	2,754	5.0
5.70	19,500	5.2
11.68	52,250	*
11.95	600	*
13.00	700	0.3
13.33	7,300	4.3
13.52	3,000	0.3
16.67	4,800	2.3
16.70	1,800	2.8
16.95	2,300	0.8
17.45	16,250	3.0
17.77	70,850	2.1
18.20	4,950	1.3
18.38	16,650	1.0
18.94	2,350	3.9
19.30	6,050	3.3

	589,478

*
less than 30 days weighted average remaining contractual life

(12) Income (Loss) Per Share

        Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed after adjusting the denominator of the basic income (loss) per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury stock" method. For the years ended December 31, 2012 and 2011, all options and warrants were antidilutive and excluded from the computations.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(12) Income (Loss) Per Share (Continued)

        Information relating to the calculations of our income (loss) per common share is summarized as follows for the years ended December 31:

	2012	2011	2010
	(dollars in thousands, except for per share data)
Weighted-average share outstanding—basic and diluted	18,860,482	18,693,779	14,769,211

Net income (loss) from continuing operations	$16,117	$(30,244)	$(46,389)
Loss from discontinued operations	—	—	(200)

Net income (loss)	$16,117	$(30,244)	$(46,589)

Basic and Diluted:
Net income (loss) from continuing operations	$0.85	$(1.62)	$(3.14)
Loss from discontinued operations	—	—	(0.01)

Net income (loss)	$0.85	$(1.62)	$(3.15)

(13) Other Expenses

        The following summarizes our other noninterest expenses for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Office supplies	$573	$440	$468
Printing	406	308	406
Marketing/promotion	838	755	951
Overnight delivery/courier	622	392	436
Security	270	230	270
Dues and subscriptions	461	378	407
Director fees	354	332	313
Employee education and training	112	57	94
Automobile expense	108	109	135
Travel and entertainment	289	237	173
Other	1,805	1,853	2,593

	$5,838	$5,091	$6,246

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(14) Income Taxes

        Our income tax expense (benefit) from continuing operations consists of the following for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Current	$(375)	$(3,017)	$(8,955)
Deferred	538	2,411	28,086

Income tax expense (benefit)—continuing operations	$163	$(606)	$19,131

        The income tax expense (benefit) from continuing operations is reconciled to the amount computed by applying the federal corporate tax rate of 35% to the net loss before taxes and discontinued operations as follows for the years ended December 31:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Tax at statutory federal rate	$5,698	35.0%	$(10,798)	(35.0)%	$(9,540)	(35.0)%
State income taxes, net of federal income tax benefit	—	—	(1,711)	(5.5)%	(530)	(2.0)%
Change in valuation allowance	(8,664)	(53.2)%	11,368	36.8%	24,534	90.0%
Debt exchange	—	—	—	—	6,441	23.6%
BOLI	(393)	(2.4)%	(452)	(1.5)%	(495)	(1.8)%
Insurance income	60	0.4%	27	0.1%	(72)	(0.3)%
Federal and state income tax credits	(337)	(2.1)%	(763)	(2.5)%	(768)	(2.8)%
NOL carryforward	4,673	28.7%	—	—	—	—
Other	(874)	(5.4)%	1,723	5.6%	(439)	(1.6)%

	$163	1.0%	$(606)	(2.0)%	$19,131	70.1%

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(14) Income Taxes (Continued)

        The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2012	2011
	(dollars in thousands)
Deferred tax assets:
Allowance for losses on loans	$4,645	$5,607
Amortization of intangible assets	42	55
Real estate acquired through foreclosure	3,692	3,434
State net operating loss carryforward	5,930	7,326
Federal net operating loss carryforward	16,956	22,924
OTTI	3,310	3,894
Nonaccrual interest	453	571
Depreciation	259	102
Federal AMT credit carryforward	500	—
Other	84	84

Total gross deferred tax assets	35,871	43,997
Less: valuation allowance	(36,553)	(45,217)

Net deferred tax asset attributable to operations	(682)	(1,220)
Unrealized loss on investments charged to other comprehensive loss	682	1,220

Net deferred tax assets	$—	$—

        During 2010, we established a valuation allowance for the full amount of our net deferred tax assets, which we maintained through 2012.

        The Bank has earned significant state tax incentives totaling $5.5 million through its participation in the One Maryland Economic Development ("One Maryland") and Job Creation Tax Credit programs. We will realize the benefits of the incentives in our reported earnings as the credits can be utilized, in accordance with accounting standards that govern the recognition of investment tax credits. The amount of the credit that we can utilize will be determined by the level of Maryland taxable income for the Bank only and will be recognized as a reduction in our income tax expense. During 2012 and 2011, we utilized $362,000 and $606,000, respectively, in credits related to this incentive program. Any unused One Maryland credits can be carried forward and will expire in 2016. The Job Creation Tax Credit can be carried forward for five years. Remaining tax credits amounted to $1.4 million at December 31, 2012.

        Our income tax returns are subject to review and examination by federal and state taxing authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2011. The years open to examination by state taxing authorities vary by jurisdiction.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

Financial Instruments Measured on a Recurring Basis

        The following tables present fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of and for the years ended December 31:

	2012
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
	(dollars in thousands)
Securities:
Mortgage-backed securities	$7,134	$—	$7,134	$—	$—
Trust preferred securities	9,181	—	8,226	955	(460) (1)
U.S. government agency notes	33,537	—	33,537	—	—
U.S. Treasury securities	5,781	—	5,781	—	—
Equity securities—banks	1,256	—	1,256	—	—
Equity securities—mutual funds	787	—	787	—	—

	$57,676	$—	$56,721	$955	$(460)

Warrants	$248	$—	$—	$248	$—
LHFS	404,289	—	404,289	—	5,628
IRLCs (notional amount of $404,645)	410,192	—	410,192	—	3,723
Forward contracts to sell mortgage-backed securities (notional amount of $308,067)	306,682	—	306,682	—	(16,295)

(1)
Represents net OTTI charges taken on certain Level 3 securities

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

	2011
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Losses
	(dollars in thousands)
Securities:
Mortgage-backed securities	$1,959	$—	$1,959	$—	$—
Trust preferred securities	10,268	—	9,586	682	(838	)(1)
U.S. government agency notes	8,518	—	8,518	—	—
U.S. Treasury securities	1,004	—	1,004	—	—
Equity securities—banks	151	—	151	—	—
Equity securities—mutual funds	782	—	782	—	—

	$22,682	$—	$22,000	$682	$(838)

Warrants	$18	$—	$—	$18	$—
LHFS	182,992	—	182,992	—	4,164
IRLCs (notional amount of $138,075)	139,899	—	139,899	—	1,299
Forward contracts to sell mortgage-backed securities (notional amount of $102,250)	101,772	—	101,772	—	(7,527)

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

        As of December 31, 2012, $955,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3, all of which are pooled trust preferred securities. The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The fair value of these four securities is primarily a function of the credit quality of the issuer, although there is some sensitivity to interest rate changes. A change in the rating of a security will affect its value.

        The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

        The following table details the four Level 3 securities:

			Current Rating/ Outlook(2)
		Remaining Par Value(1)				(3) Auction Call Date	(4) Index
	Class		Moody's	Fitch	Maturity
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,416	Ca	CC	5/1/2033	N/A	3ML + 1.8%

(1)
In thousands
(2)
Ratings as of December 31, 2012.
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

        Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of December 31, 2012:

	Key Model Assumptions Used In Pricing
	Cumulative Default(1)	Deferrals Cured(2)	Credit MTM(3)(6)	Liquidity Premium(4)	Liquidity MTM Adj(5)(6)
ALESCO Preferred Funding VII	50.0%	4.7%	$28.45	12.00%	$25.73
ALESCO Preferred Funding XI	36.0%	6.2%	52.68	12.00%	40.84
MM Community Funding	65.0%	1.9%	17.63	12.00%	11.77
MM Community Funding IX	55.0%	4.6%	49.78	12.00%	41.64

(1)
The anticipated level of total defaults from the issuers within the pool of performing collateral as of December 31, 2012. There are no recoveries assumed on any default.
(2)
Deferrals that are cured occur 60 months after the initial deferral starts.
(3)
The credit mark to market ("MTM") represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
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
(6)
Price per $100

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

        Fair values were as follows at December 31:

	2012		2011
	Model Result(1)	Fair Value (in thousands)	Model Result(1)(2)	Fair Value (in thousands)
ALESCO Preferred Funding VII	$2.72	$27	$7.22	$72
ALESCO Preferred Funding XI	11.84	585	8.80	435
MM Community Funding	5.86	146	2.96	74
MM Community Funding IX	8.14	197	4.05	101

		$955		$682

(1)
Price per $100
(2)
Based on December 31, 2011 assumptions

        During the years ended December 31, 2012, 2011, and 2010, we determined that, based on our most recent estimate of cash flows at the time, OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000, $838,000, and $1.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Warrants

        As of December 31, 2012, warrants were classified as Level 3. See Note 11 for information related to the calculation of fair value of the warrants.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

        The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

	2012		2011
	Securities	Warrants	Securities	MSRs	Warrants
	(dollars in thousands)
Balance at beginning of year	$682	$18	$987	$1,309	$137
MSR amortization	—	—	—	(135)	—
Change in fair value included in additional paid-in capital	—	230	—	—	(119)
Total realized losses included in other comprehensive loss	(460)	—	(838)	—	—
Reduction due to transfer of servicing rights to NGFS	—	—	—	(1,174)	—
Total unrealized gains included in other comprehensive loss	733	—	533	—	—

Balance at end of year	$955	$248	$682	$—	$18

        There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2012 or 2011.

Other Financial Instruments Measured on a Recurring Basis

LHFS

        LHFS are carried at fair value, which is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models.

IRLCs

        We engage an experienced third party to estimate the fair market value of our IRLCs, which are valued based upon mandatory pricing quotes from correspondent lenders less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

nonrecurring basis, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the assets as of December 31:

	2012
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans	$75,910	$—	$—	$75,910
Real estate acquired through foreclosure	18,058	—	—	18,058

	2011
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans	$62,019	$—	$—	$62,019
Real estate acquired through foreclosure	25,235	—	—	25,235

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

        For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the loan loss allowance is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure or is paid off. Total impaired loans had a carrying value of $75.9 million and $62.0 million as of December 31, 2012 and December 31, 2011, respectively, with allocated reserves of $327,000 and $283,000 as of December 31, 2012 and December 31, 2011, respectively.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

        See Note 5 for more detailed information about impaired loans by loan class

Real Estate Acquired Through Foreclosure

        We record foreclosed real estate assets at the LCM on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $18.1 million as of December 31, 2012 and $25.2 million as of December 31, 2011. During 2012 and 2011, we added $7.6 million and $18.7 million, respectively, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $4.0 million and $7.0 million, respectively. We disposed of $10.7 million and $8.8 million of foreclosed properties in 2012 and 2011, respectively.

All Financial Instruments

        The carrying value and estimated fair value of all financial instruments are summarized in the following table as of December 31. The descriptions of the fair value calculations for AFS securities, LHFS, real estate acquired through foreclosure, warrants, IRLCs, and forward contracts to sell mortgage-backed securities are included in the discussions above.

	2012
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$185,781	$185,781	$—	$—	$185,781
AFS securities	57,676	—	56,721	955	57,676
LHFS	404,289	—	404,289	—	404,289
Loans receivable	610,396	—	533,501	75,910	609,411
Real estate acquired through foreclosure	18,058	—	—	18,058	18,058
Restricted stock investments	7,099	7,099	—	—	7,099
Liabilities:
Deposits	1,186,830	—	1,196,913	—	1,196,913
Long- and short-term borrowings	126,981	—	129,859	—	129,859
Junior subordinated deferrable interest debentures	52,068	—	37,018	—	37,018
Warrants	248	—	—	248	248
Off Balance Sheet Items:
IRLCs	410,192	—	410,192	—	410,192
Forward contracts to sell mortgage-backed securities	306,682	—	306,682	—	306,682

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

	2011
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$148,789	$148,789	$—	$—	$148,789
AFS securities	22,682	—	22,000	682	22,682
LHFS	182,992	—	182,992	—	182,992
Loans receivable	701,751	—	641,354	62,019	703,373
Real estate acquired through foreclosure	25,235	—	—	25,235	25,235
Restricted stock investments	7,085	7,085	—	—	7,085
Liabilities:
Deposits	1,014,760	—	1,027,354	—	1,027,354
Long- and short-term borrowings	121,679	—	122,717	—	122,717
Junior subordinated deferrable interest debentures	52,068	—	36,902	—	36,902
Warrants	18	—	—	18	18
Off Balance Sheet Items:
IRLCs	139,899	—	139,899	—	139,899
Forward contracts to sell mortgage-backed securities	101,772	—	101,772	—	101,772

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(15) Fair Value of Financial Instruments (Continued)

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

(16) Credit Commitments

        Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2012 and 2011, we had commitments to originate first mortgage loans on real estate of approximately $404.6 million and $138.1 million, respectively, most of which were committed for sale in the secondary market.

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(16) Credit Commitments (Continued)

        At December 31, 2012 and 2011, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $56.7 million and $59.8 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction, commercial, and consumer commitments aggregating approximately $26.2 million and $44.1 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.

        Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity, and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.

        Substantially all outstanding commitments at December 31, 2012 and 2011 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of nonperformance by the other parties is represented by the commitment amounts, assuming the collateral has no value.

        Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2012 and 2011, letters of credit totaled $1.6 million and $3.2 million, respectively.

(17) Derivatives and Hedging

        We maintain and account for derivatives, in the form of IRLCs and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.

        At December 31, 2012, we had pledged securities with an aggregate carrying value (fair value) of $10.1 million as collateral for hedging activities.

        See Note 15 for carrying value and fair value information on our derivatives and hedges.

(18) Related Party Transactions

        During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. During the years ended December 31, 2012, 2011, and 2010, transactions in related party loans were as follows:

	2012	2011	2010
	(dollars in thousands)
Beginning balance	$2,006	$3,402	$2,528
Additions	—	15	1,309
Repayments	(1,020)	(1,167)	(485)
Change in officers/directors	—	(244)	50

	$986	$2,006	$3,402

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(18) Related Party Transactions (Continued)

        Unused loan commitments to directors and policy making officers totaled $1.6 million as of December 31, 2012 and $1.2 million as of December 31, 2011.

        The Bank sponsors the activities of the Baltimore Blast, a professional soccer team owned by Edwin F. Hale, Sr., former Chief Executive Officer ("CEO") of the Company. The Bank paid approximately $50,000 in 2012 and $175,000 in each of 2011 and 2010 for a sponsorship package which includes printed material and Bank banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights.

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

        Additionally, First Mariner Bank periodically advertises on a billboard owned by Mr. Hale. The Bank paid $30,000, $45,000, and $98,000 in 2012, 2011, and 2010, respectively, for advertising on the billboard.

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

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(19) Segment Information (Continued)

        The following table presents certain information regarding our business segments as of and for the years ended December 31:

	2012
	Commercial and Consumer Banking	Mortgage- Banking	Total
	(dollars in thousands)
Interest income	$37,407	$10,327	$47,734
Interest expense	8,570	7,218	15,788

Net interest income	28,837	3,109	31,946
Provision for loan losses	2,572	—	2,572

Net interest income after provision for loan losses	26,265	3,109	29,374
Noninterest income	5,804	49,682	55,486
Noninterest expense	55,035	13,545	68,580
Net intersegment income	1,450	(1,450)	—

Net (loss) income before income taxes	$(21,516)	$37,796	$16,280

Total assets	$973,240	$404,289	$1,377,529

	2011
	Commercial and Consumer Banking	Mortgage- Banking	Total
	(dollars in thousands)
Interest income	$43,704	$3,803	$47,507
Interest expense	17,784	1,541	19,325

Net interest income	25,920	2,262	28,182
Provision for loan losses	14,330	—	14,330

Net interest income after provision for loan losses	11,590	2,262	13,852
Noninterest income	9,654	13,595	23,249
Noninterest expense	59,729	8,222	67,951
Net intersegment income	1,385	(1,385)	—

Net (loss) income before income taxes	$(37,100)	$6,250	$(30,850)

Total assets	$996,025	$182,992	$1,179,017

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(19) Segment Information (Continued)

	2010
	Commercial and Consumer Banking	Mortgage- Banking	Total
	(dollars in thousands)
Interest income	$50,465	$4,756	$55,221
Interest expense	22,832	2,551	25,383

Net interest income	27,633	2,205	29,838
Provision for loan losses	17,790	—	17,790

Net interest income after provision for loan losses	9,843	2,205	12,048
Noninterest income	11,242	16,950	28,192
Noninterest expense	58,895	8,603	67,498
Net intersegment income	2,367	(2,367)	—

Net (loss) income before income taxes	$(35,443)	$8,185	$(27,258)

Total assets	$1,169,294	$140,343	$1,309,637

(20) Quarterly Results of Operations

        The following is a summary of unaudited quarterly results of operations for the years ended December 31:

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
	(dollars in thousands)
Interest income	$13,026	$11,919	$11,170	$11,619	$47,734
Interest expense	4,052	3,860	3,823	4,053	15,788

Net interest income	8,974	8,059	7,347	7,566	31,946
Provision for (reversal of) loan losses	2,000	—	(428)	1,000	2,572
Other noninterest income	15,993	16,280	12,834	10,839	55,946
Net OTTI charges	—	—	—	(460)	(460)
Noninterest expenses	21,900	16,413	14,937	15,330	68,580

Income before income taxes	1,067	7,926	5,672	1,615	16,280
Income tax expense (benefit)	368	—	—	(205)	163

Net income	$699	$7,926	$5,672	$1,820	$16,117

Net income per common share (basic and diluted)	$0.03	$0.42	$0.30	$0.10	$0.85

Market prices: high	$1.11	$0.64	$0.70	$0.61
low	0.46	0.43	0.38	0.14

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(20) Quarterly Results of Operations (Continued)

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
	(dollars in thousands)
Interest income	$11,990	$11,677	$11,652	$12,188	$47,507
Interest expense	4,401	4,538	5,002	5,384	19,325

Net interest income	7,589	7,139	6,650	6,804	28,182
Provision for loan losses	2,750	5,000	5,780	800	14,330
Other noninterest income	7,764	7,763	4,740	3,062	23,329
Net OTTI charges	(20)	(681)	(137)	—	(838)
Gain on sale of AFS securities, net	(23)	638	143	—	758
Noninterest expenses	17,141	17,819	16,616	16,375	67,951

Loss before income taxes	(4,581)	(7,960)	(11,000)	(7,309)	(30,850)
Income tax benefit	(606)	—	—	—	(606)

Net loss	$(3,975)	$(7,960)	$(11,000)	$(7,309)	$(30,244)

Net loss per common share (basic and diluted)	$(0.21)	$(0.42)	$(0.59)	$(0.40)	$(1.62)

Market prices: high	$0.30	$0.74	$0.81	$1.05
low	0.05	0.16	0.23	0.39

(21) Financial Information of Parent Company

        The following is financial information of First Mariner Bancorp (parent company only):

Statements of Financial Condition

	December 31,
	2012	2011
	(dollars in thousands)
Assets:
Cash and interest-bearing deposits	$43	$50
AFS securities	221	151
Investment in subsidiaries	51,568	35,624
Other assets	678	506

Total assets	$52,510	$36,331

Liabilities and stockholders' deficit:
Junior subordinated deferrable interest debentures	$52,068	$52,068
Other liabilities	8,814	9,675
Stockholders' deficit	(8,372)	(25,412)

Total liabilities and stockholders' deficit	$52,510	$36,331

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(21) Financial Information of Parent Company (Continued)

Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Income:
Interest on AFS securities and interest-bearing deposits	$3	$7	$10
Loss on AFS securities, including OTTI	—	(23)	—
Forgiveness of debt	2,605	—	—
Gain on debt exchange	—	—	958
Other income	388	1,678	1,080

Total income	2,996	1,662	2,048

Expenses:
Interest expense	1,722	1,639	1,915
Professional expenses	97	1,881	1,055
Other expenses	101	619	722

Total expenses	1,920	4,139	3,692

Income (loss) before income tax benefit	1,076	(2,477)	(1,644)
Income tax benefit	(203)	—	(5,182)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	1,279	(2,477)	3,538
Equity in undistributed net income (loss) of subsidiaries—continuing operations	14,838	(27,767)	(49,927)
Loss from discontinued operations	—	—	(200)

Net income (loss)	$16,117	$(30,244)	$(46,589)

Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net income (loss)	$16,117	$(30,244)	$(46,589)

Other comprehensive income items:
Unrealized holding gains (losses) on securities arising during the period (net of tax expense (benefit) of $796, $390, and $(86), respectively)	1,176	577	(127)
Reclassification adjustment for net losses on securities (net of tax benefit of $0, $9, and $0, respectively) included in net income (loss)	—	14	—

Total other comprehensive income (loss)	1,176	591	(127)

Total comprehensive income (loss)	$17,293	$(29,653)	$(46,716)

FIRST MARINER BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2012, 2011, and 2010

(21) Financial Information of Parent Company (Continued)

Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Income (loss) before equity in undistributed net income (loss) of subsidiaries	$1,279	$(2,477)	$3,538
Loss from discontinued operations	—	—	200
Gain on debt exchange	—	—	(958)
Loss on AFS securities, including OTTI	—	23	—
(Increase) decrease in other assets	(172)	74	260
Forgiveness of debt	(2,605)	—	—
Increase (decrease) in other liabilities	1,514	673	(753)

Net cash provided by (used in) operating activities	16	(1,707)	2,287

Cash flows from investing activities:
Investment in subsidiaries	—	—	(11,779)
Proceeds from sale of securities	—	4	—

Net cash provided by (used in) investing activities	—	4	(11,779)

Cash flows from financing activities:
Decrease in borrowed funds	—	—	(656)
(Costs of) proceeds from stock issuance, net	(23)	(20)	10,334

Net cash (used in) provided by financing activities	(23)	(20)	9,678

Net (decrease) increase in cash and cash equivalents	(7)	(1,723)	186
Cash and cash equivalents at beginning of year	50	1,773	1,587

Cash and cash equivalents at end of year	$43	$50	$1,773

(22) Recent Accounting Pronouncements

Pronouncement Adopted

        In June 2011, the FASB issued guidance on the reporting and presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present items of net income, other comprehensive income, and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The Company adopted this pronouncement during the first quarter of 2012.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods provided in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the interim CEO and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our interim CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our interim CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

        There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company's internal control over financial reporting as of December 31, 2012. Management's report on the Company's internal control over financial reporting is set forth as follows:

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

        Management of the Company has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

        The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ MARK A. KEIDEL Mark A. Keidel Principal Executive Officer	/s/ PAUL B. SUSIE Paul B. Susie Chief Financial Officer and Principal Accounting Officer

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

        All other information required by this item is set forth under the headings "Proposal One: Election of Directors," "Executive Officers Who Are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee" in the Company's 2013 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        The information required by this item is set forth under the headings "Executive Compensation" and "Directors' Compensation" in the Company's 2013 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTERS

        The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" contained in Item 5 of Part II of this Annual Report on Form 10-K.

        All other information required by this item is set forth under the heading "Stock Ownership" in the Company's 2013 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is set forth under the headings "Certain Relationships and Related Transactions" and "Director Independence" in the Company's 2013 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is set forth under the heading "Proposal Two: Ratification of Independent Registered Public Accounting Firm" in the Company's 2013 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

FIRST MARINER BANCORP
Date: April 1, 2013	By:	/s/ MARK A. KEIDEL Mark A. Keidel Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 1st day of April, 2013.

/s/ MARK A. KEIDEL Mark A. Keidel,	/s/ PAUL B. SUSIE Paul B. Susie,
Principal Executive Officer And Director	Chief Financial Officer and Principal Accounting Officer
/s/ MICHAEL R. WATSON Michael R. Watson, Interim Chairman and Director	/s/ GREGORY ALLEN DEVOU Gregory Allen Devou, Director
/s/ ANIRBAN BASU Anirban Basu, Director	/s/ GEORGE H. MANTAKOS George H. Mantakos, Director
/s/ BARRY B. BONDROFF Barry B. Bondroff, Director	/s/ JOHN J. OLIVER John J. Oliver, Director
/s/ JOHN BROWN III John Brown III, Director	/s/ PATRICIA SCHMOKE Patricia Schmoke, Director
/s/ ROBERT CARET Robert Caret, Director	/s/ HECTOR TORRES Hector Torres, Director

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form SB-2, as amended, file no. 333-16011 (the "1996 Registration Statement"))
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of First Mariner Bancorp (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended, file number 333-163560).
3.3	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of First Mariner's Form 10-Q for the quarter ended March 31, 2011)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 of First Mariner's Form-SB filed on November 13, 1996, as amended)
4.2	Form of Rights Certificate (Incorporated by reference to Exhibit 4.2 of First Mariner's Pre-Effective Amendment Number 2 to Form S-1, file no. 333-163560, filed on February 10, 2010)
4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)
10.2	Employment Agreement dated May 1, 1995 between First Mariner Bancorp and First Mariner Bank and George H. Mantakos (Incorporated by reference to Exhibit 10.2 of the 1996 Registration Statement)
10.3	1998 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333- 53789-01)
10.4	Employee Stock Purchase Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)
10.5	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner's Definitive Proxy Statement filed on April 5, 2002)
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
10.15
First Amendment to Lease Agreement dated November 15, 2005 between First Mariner Bancorp and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 18, 2005)
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
10.25	Retention Bonus Agreement between First Mariner Bank and Mark Keidel (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 16, 2012)
10.26	Retention Bonus Agreement between First Mariner Bank and Paul Susie (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 16, 2012)
21.1	Subsidiaries of Registrant (Filed herewith)
23.1	Consent of Stegman & Company (Filed herewith)

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (Filed herewith)
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.0	*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes on Stockholders' (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*
Furnished, not filed.