Form 10-Q
period 2013-03-31
FIRST MARINER BANCORP
filed 2013-05-15
CIK 946090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

The number of shares of common stock outstanding as of May 10, 2013 is 19,699,603 shares.

FIRST MARINER BANCORP AND SUBSIDIARY

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

•                  our ability to continue to realize income through our mortgage-banking operations; and

•                  the risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K as of and for the year ended December 31, 2012.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K as of and for the year ended December 31, 2012. Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$273,745	$169,225
Federal funds sold and interest-bearing deposits	28,964	16,556
Securities available for sale (“AFS”), at fair value	56,372	57,676
Loans held for sale (“LHFS”), at fair value	237,379	404,289
Loans receivable	597,529	610,396
Allowance for loan losses	(11,225)	(11,434)
Loans, net	586,304	598,962
Real estate acquired through foreclosure	10,654	18,058
Restricted stock investments	3,517	7,099
Premises and equipment, net	37,174	37,651
Accrued interest receivable	3,392	4,387
Bank-owned life insurance (“BOLI”)	38,859	38,601
Prepaid expenses and other assets	25,280	25,025

Total assets	$1,301,640	$1,377,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$108,347	$109,966
Interest-bearing	1,083,936	1,076,864
Total deposits	1,192,283	1,186,830
Short-term borrowings	1,585	53,466
Long-term borrowings	48,462	73,515
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities (of which, $223 and $248 are at fair value, respectively)	18,364	20,022
Total liabilities	1,312,762	1,385,901

Stockholders’ deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 18,860,482 shares issued and outstanding at both March 31, 2013 and December 31, 2012	939	939
Additional paid-in capital	79,892	79,872
Retained deficit	(89,607)	(87,337)
Accumulated other comprehensive loss	(2,346)	(1,846)
Total stockholders’ deficit	(11,122)	(8,372)

Total liabilities and stockholders’ deficit	$1,301,640	$1,377,529

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Interest income:
Loans	$10,793	$11,283
Securities and other earning assets	340	336
Total interest income	11,133	11,619
Interest expense:
Deposits	2,953	3,088
Short-term borrowings	15	33
Long-term borrowings	1,020	932
Total interest expense	3,988	4,053
Net interest income	7,145	7,566
Provision for loan losses	1,300	1,000
Net interest income after provision for loan losses	5,845	6,566
Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	—	38
Less: Portion included in other comprehensive income (pre-tax)	—	(498)
Net OTTI charges on AFS securities	—	(460)
Mortgage-banking revenue	9,789	8,950
ATM fees	516	718
Service fees on deposits	626	680
Gain on sale of AFS securities	31	—
Loss on sales and disposals of premises and equipment and other assets	—	(93)
Commissions on sales of nondeposit investment products	45	62
Income from BOLI	259	293
Other	341	229
Total noninterest income	11,607	10,379
Noninterest expense:
Salaries and employee benefits	6,880	5,779
Occupancy	2,290	2,222
Furniture, fixtures, and equipment	389	362
Professional services	807	373
Advertising	442	188
Data processing	203	432
ATM servicing expenses	105	226
Write-downs, losses, and costs of real estate acquired through foreclosure	2,685	1,274
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	1,210	1,048
Service and maintenance	716	591
Corporate Insurance	794	473
Consulting fees	412	608
Postage	1,051	259
Other	1,738	1,495
Total noninterest expense	19,722	15,330
Net income before income taxes	(2,270)	1,615
Income tax benefit	—	(205)
Net (loss) income	$(2,270)	$1,820

Net (loss) income per common share - basic and diluted	$(0.12)	$0.10

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net (loss) income	$(2,270)	$1,820
Other comprehensive (loss) income items:
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(326) and $304, respectively)	(482)	449
Reclassification adjustment for net (gains) losses on securities (net of tax (expense) benefit of $(13) and $186, respectively) included in net (loss) income	(18)	274
Total other comprehensive (loss) income	(500)	723
Total comprehensive (loss) income	$(2,770)	$2,543

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(dollars in thousands except per share data)

	Three Months Ended March 31, 2013 (unaudited)
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Deficit
Balance at December 31, 2012	18,860,482	$939	$79,872	$(87,337)	$(1,846)	$(8,372)
Net loss	—	—	—	(2,270)	—	(2,270)
Costs of common stock issued, net	—	—	(5)	—	—	(5)
Change in fair value of warrants	—	—	25	—	—	25
Changes in unrealized losses on securities, net of taxes	—	—	—	—	(500)	(500)
Balance at March 31, 2013	18,860,482	$939	$79,892	$(89,607)	$(2,346)	$(11,122)

	Three Months Ended March 31, 2012 (unaudited)
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Deficit
Balance at December 31, 2011	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)
Net income	—	—	—	1,820	—	1,820
Costs of common stock issued, net	—	—	(5)	—	—	(5)
Change in fair value of warrants	—	—	(101)	—	—	(101)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	723	723
Balance at March 31, 2012	18,860,482	$939	$80,019	$(101,634)	$(2,299)	$(22,975)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,270)	$1,820
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	669	728
(Accretion) amortization of unearned loan fees and costs, net	(52)	133
Amortization of discounts on mortgage-backed securities, net	15	1
Origination fees and gains on sale of mortgage loans	(9,492)	(8,255)
Net OTTI charges on AFS securities	—	460
Gain on sale of AFS securities	(31)	—
Loss on disposition and sale of premises and equipment and other assets	—	93
Decrease in accrued interest receivable	995	164
Provision for loan losses	1,300	1,000
Write-downs and losses on sale of real estate acquired through foreclosure	1,870	756
Increase in cash surrender value of BOLI	(259)	(293)
Originations of mortgage LHFS	(716,926)	(460,375)
Proceeds from sales of mortgage LHFS	892,495	463,044
Net decrease in accrued expenses and other liabilities	(1,630)	(548)
Net decrease (increase) in prepaids and other assets	84	(1,459)
Net cash provided by (used in) operating activities	166,768	(2,731)
Cash flows from investing activities:
Loan principal repayments, net	6,409	17,401
Sales of loans	5,537	—
Repurchase of loans previously sold	(722)	—
Sale of restricted stock investments	3,582	—
Purchases of premises and equipment	(194)	(180)
Activity in AFS securities:
Maturities/calls/repayments	3,821	3,587
Sales	2,338	—
Purchases	(5,678)	(2,994)
Proceeds from sales of real estate acquired through foreclosure	6,554	1,503
Net cash provided investing activities	21,647	19,317
Cash flows from financing activities:
Net increase (decrease) in deposits	5,452	(1,519)
Net decrease in other borrowed funds	(76,934)	(298)
Net costs of stock issuance	(5)	(5)
Net cash used in financing activities	(71,487)	(1,822)
Increase in cash and cash equivalents	116,928	14,764
Cash and cash equivalents at beginning of period	185,781	148,789
Cash and cash equivalents at end of period	$302,709	$163,553
Supplemental information:
Interest paid on deposits and borrowed funds	$3,549	$3,655
Real estate acquired in satisfaction of loans	$1,020	$2,555
Transfers of LHFS to loan portfolio	$834	$116

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Information as of and for the three months

ended March 31, 2013 and 2012 is unaudited)

(1)                                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for First Mariner Bancorp have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a full presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”).  The consolidated financial statements should be read in conjunction with the audited financial statements included in First Mariner Bancorp’s Annual Report on Form 10-K as of and for the year ended December 31, 2012.  When used in these notes, the terms “the Company,”  “we,”  “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary.

The consolidated financial statements include the accounts of First Mariner and its wholly owned subsidiary, 1st Mariner Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Events occurring after the date of the financial statements were considered in the preparation of the financial statements.  Certain reclassifications have been made to amounts previously reported to conform to classifications made in 2013.

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(2)                                 Going Concern Consideration

Due to the conditions and events discussed later in Note 5, there is substantial doubt regarding our ability to continue as a going concern.  Management is taking various steps designed to improve the Company’s and the Bank’s capital position.  The Bank has developed a written alternative capital plan designed to improve the Bank’s capital ratios.  Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 5 for more information on the agreements).  The Company continues to work with its advisors in an attempt to improve capital ratios.

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

(3)                             Securities

The composition of our securities portfolio (all AFS) is as follows:

	March 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Mortgage-backed securities	$6,728	$129	$88	$6,769
Trust preferred securities	6,136	—	2,064	4,072
U.S. government agency notes	39,060	88	10	39,138
U.S. Treasury securities	4,773	2	—	4,775
Equity securities - banks	1,288	20	472	836
Equity securities - mutual funds	750	32	—	782
	$58,735	$271	$2,634	$56,372

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Mortgage-backed securities	$7,040	$169	$75	$7,134
Trust preferred securities	11,246	79	2,144	9,181
U.S. government agency notes	33,435	107	5	33,537
U.S. Treasury securities	5,779	2	—	5,781
Equity securities - banks	1,288	16	48	1,256
Equity securities - mutual funds	750	37	—	787
	$59,538	$410	$2,272	$57,676

Contractual maturities of debt securities at March 31, 2013 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$15,998	$16,055
Due after one year through five years	27,835	27,859
Due after ten years	6,136	4,071
Mortgage-backed securities	6,728	6,769
	$56,697	$54,754

The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities:

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$3,506	$88	$—	$—	$3,506	$88
Trust preferred securities	—	—	4,071	2,064	4,071	2,064
U.S. government agency notes	12,729	10	—	—	12,729	10
Equity securities - banks	610	472	—	—	610	472
	$16,845	$570	$4,071	$2,064	$20,916	$2,634

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$3,552	$75	$—	$—	$3,552	$75
Trust preferred securities	—	—	5,027	2,144	5,027	2,144
U.S. government agency notes	9,139	5	—	—	9,139	5
Equity securities - banks	1,035	47	123	1	1,158	48
	$13,726	$127	$5,150	$2,145	$18,876	$2,272

The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We consider the decline in value for four pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000 during the three months ended March 31, 2012.  No additional OTTI charges were required during 2013.  See additional information on the pooled trust preferred securities in Note 8.

The following shows the activity in OTTI related to credit losses for the three months ended March 31:

	2013	2012
	(dollars in thousands)
Balance at beginning of period	$9,190	$8,730
Additional OTTI taken for credit losses	—	460
Balance at end of period	$9,190	$9,190

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

At March 31, 2013, we held securities with an aggregate carrying value (fair value) of $50.5 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(4)                             Loans Receivable and Allowance for Loan Losses

Loans receivable are summarized as follows:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Commercial	$46,472	$47,838
Commercial mortgage	257,319	263,763
Commercial construction	47,646	49,931
Consumer construction	18,443	18,668
Residential mortgage	110,872	111,376
Consumer	115,621	117,581
Total loans	596,373	609,157
Unearned loan fees, net	1,156	1,239
	$597,529	$610,396

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $216,000 as of March 31, 2013 and $919,000 as of December 31, 2012.

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

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended March 31:

	Loan Balance		Accretable Yield		Total
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$17,501	$14,008	$220	$266	$17,281	$13,742
Loans transferred	834	116	—	—	834	116
Charge-offs	—	(72)	—	(8)	—	(64)
Payments/accretion	—	(1,935)	(12)	(211)	12	(1,724)
Ending balance	$18,335	$12,117	$208	$47	$18,127	$12,070

At March 31, 2013, we had pledged loans with a carrying value of $101.0 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

To establish the allocated portion of the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class.  We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated reserve.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated reserves.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount.  In general, this impairment is included as part of the allocated allowance for loan losses for troubled debt restructures (“TDR” or “TDRs”) and is charged off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

The following tables presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

As of and for the three months ended March 31, 2013:

		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,070	$1,254	$414	$20	$1,774	$2,040	$3,862	$11,434
Charge-offs	(129)	(1,087)	(88)	—	(295)	(157)	—	(1,756)
Recoveries	2	11	—	—	114	120	—	247
Net charge-offs	(127)	(1,076)	(88)	—	(181)	(37)	—	(1,509)
Provision for (reversal of) loan losses	210	1,499	111	(9)	289	(126)	(674)	1,300
Ending Balance	$2,153	$1,677	$437	$11	$1,882	$1,877	$3,188	$11,225

Ending balance - individually evaluated for impairment	$121	$36	$—	$—	$146	$—	$—	$303
Ending balance - collectively evaluated for impairment	2,032	1,641	437	11	1,736	1,877	3,188	10,922
	$2,153	$1,677	$437	$11	$1,882	$1,877	$3,188	$11,225

Ending loan balance - individually evaluated for impairment	$9,472	$28,934	$11,069	$822	$18,003	$922		$69,222
Ending loan balance - collectively evaluated for impairment	37,064	228,349	36,544	17,788	92,808	115,754		528,307
	$46,536	$257,283	$47,613	$18,610	$110,811	$116,676		$597,529

As of and for the three months ended March 31, 2012:

		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(187)	(226)	(147)	(7)	(514)	(392)	—	(1,473)
Recoveries	—	—	52	—	36	105	—	193
Net charge-offs	(187)	(226)	(95)	(7)	(478)	(287)	—	(1,280)
Provision for (reversal of) loan losses	197	86	143	21	417	173	(37)	1,000
Ending Balance	$2,778	$1,871	$1,857	$170	$2,650	$2,518	$1,677	$13,521

Ending balance - individually evaluated for impairment	$4	$44	$—	$—	$191	$—	$—	$239
Ending balance - collectively evaluated for impairment	2,774	1,827	1,857	170	2,459	2,518	1,677	13,282
	$2,778	$1,871	$1,857	$170	$2,650	$2,518	$1,677	$13,521

Ending loan balance - individually evaluated for impairment	$4,750	$28,993	$12,498	$573	$18,542	$1,015		$66,371
Ending loan balance - collectively evaluated for impairment	47,851	281,146	41,400	16,573	100,432	126,725		614,127
	$52,601	$310,139	$53,898	$17,146	$118,974	$127,740		$680,498

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

High Credit Quality (“RR2”) — This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating.  For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt.  Permanent real estate loans on fully-leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition.  No commercial construction loans may carry this rating at inception.  At March 31, 2013 and December 31, 2012, none of our loans carried this risk rating.

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

Acceptable With Care  (“RR5”) — This category includes secured loans to small- or medium-sized companies which have suffered a financial setback where a convincing plan for correction demonstrates the deficiency is temporary in nature, loans with debt service coverage ratios below or LTV ratios above policy guidelines, most construction and development loans, permanent loans underwritten based on pro forma rents as opposed to historical or actual rents, real estate loans where the project is moderately off the original projections as to cost estimates or absorption, and loans where the interest reserve is no longer adequate but the customer or guarantor has a proven ability to carry the interest expense out of pocket for an extended time period without undue financial strain. These credits require additional attention by the account officer and/or loan administration.

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

•                  credits where the borrower is in bankruptcy or the work out effort is proceeding toward legal remedies including foreclosure; and

•                  all nonaccrual loans.

Doubtful (“RR9”) — Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable.  A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term.  Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification.  The classification is a deferral of the estimated loss until its more exact status may be determined.  Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans.  At March 31, 2013 and December 31, 2012, none of our loans carried this risk rating.

Loss (“RR10”) — Losses must be taken as soon as they are realized.  In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified.  In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed nine months.  Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard.  This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.  Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged off.  Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged off.  At March 31, 2013 and December 31, 2012, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of March 31, 2013 and December 31, 2012:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
RR8	$2,609	$2,678	$21,804	$26,262	$10,101	$10,708	$—	$—	$34,514	$39,648
RR7	7,921	7,268	20,529	17,174	10,469	10,355	—	—	38,919	34,797
RR6	9,053	9,966	48,379	48,754	13,920	15,151	—	—	71,352	73,871
RR5	15,780	16,008	95,890	101,312	12,412	12,781	—	—	124,082	130,101
RR4	11,165	11,971	67,550	67,044	711	907	18,610	18,837	98,036	98,759
RR3	—	—	3,131	3,168	—	—	—	—	3,131	3,168
RR1	8	16	—	—	—	—	—	—	8	16
	$46,536	$47,907	$257,283	$263,714	$47,613	$49,902	$18,610	$18,837	$370,042	$380,360

We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming.  Loan performance is reviewed each quarter.  The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of March 31, 2013 and December 31, 2012:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Nonaccrual loans	$8,383	$8,826	$910	$961	$12	$12	$9,305	$9,799
Performing loans	102,428	102,519	97,999	100,844	17,755	16,874	218,182	220,237
	$110,811	$111,345	$98,909	$101,805	$17,767	$16,886	$227,487	$230,036

The following tables show the aging of our loans receivable by class.  Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

March 31, 2013:

			90 Days				90 Days
	30-59 Days	60-89 Days	or More	Total		Total	or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(dollars in thousands)
Commercial	$—	$—	$1,776	$1,776	$44,760	$46,536	$—
Commercial mortgage	8,206	88	15,522	23,816	233,467	257,283	—
Commercial construction	2,032	—	4,045	6,077	41,536	47,613	—
Consumer construction	1,536	—	822	2,358	16,252	18,610	—
Residential mortgage	11,961	—	8,725	20,686	90,125	110,811	342
Home equity and 2nd mortgage	2,871	150	1,121	4,142	94,767	98,909	211
Other consumer	203	17	13	233	17,534	17,767	1
	$26,809	$255	$32,024	$59,088	$538,441	$597,529	$554

December 31, 2012:

			90 Days				90 Days
	30-59 Days	60-89 Days	or More	Total		Total	or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(dollars in thousands)
Commercial	$221	$—	$2,110	$2,331	$45,576	$47,907	$—
Commercial mortgage	8,233	1,698	21,269	31,200	232,514	263,714	—
Commercial construction	2,127	—	4,637	6,764	43,138	49,902	—
Consumer construction	1,075	331	645	2,051	16,786	18,837	—
Residential mortgage	6,847	7,650	9,048	23,545	87,800	111,345	222
Home equity and 2nd mortgage	1,287	416	961	2,664	99,141	101,805	—
Other consumer	13	7	12	32	16,854	16,886	—
	$19,803	$10,102	$38,682	$68,587	$541,809	$610,396	$222

Impaired loans include nonaccrual loans and TDRs.  The following tables show the breakout of impaired loans by class:

				Three Months Ended March 31,
	March 31, 2013			2013			2012
		Unpaid		Average	Interest		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Charge-	Recorded	Income	Charge-
	Investment	Balance	Allowance	Investment	Recognized	Offs	Investment	Recognized	Offs
	(dollars in thousands)
With no related allowance:
Commercial	$2,190	$2,190	$—	$2,362	$11	$129	$4,697	$43	$187
Commercial mortgage	$26,860	$26,860	$—	$29,710	$176	$1,087	$22,774	$249	$226
Commercial construction	$11,069	$11,069	$—	$11,380	$119	$88	$11,782	$90	$147
Consumer construction	$822	$822	$—	$733	$2	$—	$646	$5	$7
Residential mortgage	$11,606	$11,606	$—	$11,691	$84	$295	$9,119	$42	$346
Home equity & 2nd mortgage	$910	$910	$—	$1,072	$3	$157	$960	$5	$392
Other consumer	$12	$12	$—	$12	$—	$—	$—	$—	$—
With a related allowance:
Commercial	7,161	7,282	121	7,155	100	—	157	2	—
Commercial mortgage	2,038	2,074	36	1,886	31	—	4,845	68	—
Commercial construction	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Residential mortgage	6,251	6,397	146	6,247	75	—	8,955	127	168
Home equity & 2nd mortgage	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$9,351	$9,472	$121	$9,517	$111	$129	$4,854	$45	$187
Commercial mortgage	$28,898	$28,934	$36	$31,596	$207	$1,087	$27,619	$317	$226
Commercial construction	$11,069	$11,069	$—	$11,380	$119	$88	$11,782	$90	$147
Consumer construction	$822	$822	$—	$733	$2	$—	$646	$5	$7
Residential mortgage	$17,857	$18,003	$146	$17,938	$159	$295	$18,074	$169	$514
Home equity & 2nd mortgage	$910	$910	$—	$1,072	$3	$157	$960	$5	$392
Other consumer	$12	$12	$—	$12	$—	$—	$—	$—	$—

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—
Commercial mortgage	$32,561	$32,561	$—
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$11,776	$11,776	$—
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—
With a related allowance:
Commercial	7,150	7,283	133
Commercial mortgage	1,734	1,757	23
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	6,243	6,414	171
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$9,685	$9,818	$133
Commercial mortgage	$34,295	$34,318	$23
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$18,019	$18,190	$171
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—

The following table shows loans in nonaccrual status by class:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(dollars in thousands)
Commercial	$1,776	$2,110	$4,354
Commercial mortgage	15,522	21,269	17,487
Commercial construction	4,045	4,637	5,383
Consumer construction	822	645	573
Residential mortgage	8,383	8,826	8,238
Home equity and 2nd mortgage	910	973	1,015
Other consumer	12	—	—
	$31,470	$38,460	$37,050

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the three months ended March 31, 2013 and 2012 was approximately $769,000 and $1.5 million, respectively, and the actual interest income recorded on such loans for the three months ended March 31, 2013 and 2012 was approximately $97,000 and $203,000, respectively.

The following table shows the breakdown of TDRs by portfolio segment:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(dollars in thousands)
Commercial	$7,696	$7,708	$408
Commercial mortgage	19,800	19,443	12,410
Commercial construction	7,024	7,156	7,216
Residential mortgage	11,265	11,657	12,596
	$45,785	$45,964	$32,630

Nonaccrual TDRs (included in above totals)	$8,033	$8,514	$3,308

The following table shows the breakdown of loans we modified during the three months ended March 31:

	2013			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
	Modifications	Modification	Modification	Modifications	Modification	Modification
	(dollars in thousands)
Commercial mortgage	3	$396	$430	4	$2,183	$2,183
Commercial construction	—	—	—	1	2,033	2,033
Residential mortgage	—	—	—	1	863	863
	3	$396	$430	6	$5,079	$5,079

The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate.  As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

During the three months ended March 31, 2013, the allowance for loan losses for TDRs was decreased by $24,000 ($12,000 for commercial and $25,000 for residential mortgage, partially offset by an increase of $13,000 for commercial mortgage).  During the three months ended March 31, 2013, we charged-off $26,000 for a commercial construction TDR loan and transferred one TDR residential mortgage loan in the amount of $552,000 to real estate acquired through foreclosure.  During the three months ended March 31, 2012, the allowance for loan losses for TDRs was reduced by $44,000 ($13,000 for commercial mortgage and $31,000 for residential mortgage) and we charged-off $98,000 for two TDR residential mortgage loans and transferred one TDR residential mortgage loan in the amount of $157,000 to real estate acquired through foreclosure.

The following table shows defaults during the stated period of modifications made during the previous year:

	Three Months Ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment
	(dollars in thousands)
Commercial	—	$—	$1	$22

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average quarterly assets (“leverage”).  As of both March 31, 2013 and December 31, 2012, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of March 31, 2013 and December 31, 2012 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2013:
Total capital (to risk-weighted assets):
Consolidated	$(9,029)	(1.2)%	$59,249	8.0%	$74,062	10.0%
Bank	57,924	7.8%	59,092	8.0%	73,865	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(9,029)	(1.2)%	29,625	4.0%	44,437	6.0%
Bank	48,647	6.6%	29,546	4.0%	44,319	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(9,029)	(0.7)%	53,679	4.0%	67,099	5.0%
Bank	48,647	3.6%	53,584	4.0%	66,981	5.0%

December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$(6,525)	(0.8)%	67,262	8.0%	$84,078	10.0%
Bank	61,292	7.3%	67,073	8.0%	83,841	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(6,525)	(0.8)%	33,631	4.0%	50,447	6.0%
Bank	50,777	6.1%	33,536	4.0%	50,304	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(6,525)	(0.5)%	52,932	4.0%	66,165	5.0%
Bank	50,777	3.8%	52,873	4.0%	66,091	5.0%

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

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, December 31, 2011, December 31, 2012, or March 31, 2013.  The failure to achieve these capital requirements could result in further action by our regulators.

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

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board of Richmond (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At March 31, 2013, those capital ratios were (0.7)%, (1.2)%, and (1.2)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $302.7 million at March 31, 2013, have immediate availability to meet our short-term funding needs.  Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $237.4 million at March 31, 2013, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.  We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position and/or improve asset quality.

(6)                                 Stock Options and Warrants

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The plan permits the granting of share options and shares to our directors and key employees.  As of March 31, 2013, all options and warrants are fully vested and all compensation expense related to currently outstanding options and warrants has been recognized.

All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the three months ended March 31:

	2013				2012
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	589,478	$6.12			836,228	$7.98
Forfeited/cancelled	(52,850)	11.68			(238,900)	12.40
Outstanding and exercisable at end of period	536,628	5.57	2.2	$—	597,328	6.22	2.9	$—

There were no options or warrants granted or exercised during 2013 or 2012.

Options and warrants outstanding are summarized as follows at March 31, 2013:

	Options and
	Warrants
	Outstanding	Weighted Average
	and	Remaining
	Exercisable	Contractual Life
Exercise Price	(shares)	(in years)
$1.09	18,348	2.2
1.15	347,826	2.0
4.15	11,200	5.1
5.41	2,754	4.7
5.70	19,500	5.0
13.00	700	*
13.33	7,300	4.1
13.52	3,000	0.1
16.67	4,800	2.1
16.70	1,800	2.6
16.95	2,300	0.6
17.45	16,250	2.7
17.77	70,850	1.8
18.20	4,950	1.1
18.38	16,650	0.8
18.94	2,350	3.6
19.30	6,050	3.1
	536,628

*  Less than 30 days weighted average reamining contractual life

(7)                                 (Loss) Income Per Share

Basic (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted (loss) income per share is computed after adjusting the denominator of the basic (loss) income per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three month periods ended March 31, 2013 and 2012, all options and warrants were antidilutive and excluded from the computations.

Information relating to the calculation of (loss) income per common share is summarized as follows for the three months ended March 31:

	2013	2012
Weighted-average share outstanding - basic and diluted	18,860,482	18,860,482

Net (loss) income (dollars in thousands)	$(2,270)	$1,820

Basic and diluted (loss) income per share	$(0.12)	$0.10

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

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	March 31, 2013
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
	(dollars in thousands)
Securities:
Mortgage-backed securities	$6,769	$—	$6,769	$—	$—
Trust preferred securities	4,072	—	3,068	1,004	—
U.S. government agency notes	39,138	—	39,138	—	—
U.S. Treasury securities	4,775	—	4,775	—	—
Equity securities - banks	836	—	836	—	—
Equity securities - mutual funds	782	—	782	—	—
	$56,372	$—	$55,368	$1,004	$—

Warrants	$223	$—	$—	$223	$—
LHFS	237,379	—	237,379	—	(5,634)
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $291,469)	295,217	—	295,217	—	(1,066)
Forward contracts to sell mortgage-backed securities (notional amount of $208,319)	209,583	—	209,583	—	2,665

	December 31, 2012
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
	(dollars in thousands)
Securities:
Mortgage-backed securities	$7,134	$—	$7,134	$—	$—
Trust preferred securities	9,181	—	8,226	955	(460	)(1)
U.S. government agency notes	33,537	—	33,537	—	—
U.S. Treasury securities	5,781	—	5,781	—	—
Equity securities - banks	1,256	—	1,256	—	—
Equity securities - mutual funds	787	—	787	—	—
	$57,676	$—	$56,721	$955	$(460)

Warrants	$248	$—	$—	$248	$—
LHFS	404,289	—	404,289	—	5,268
IRLCs (notional amount of $404,645)	410,192	—	410,192	—	3,723
Forward contracts to sell mortgage-backed securities (notional amount of $308,067)	306,682	—	306,682	—	(16,295)

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

As of March 31, 2013, $1.0 million ($10.8 million par value) of our AFS securities (four securities) were classified as Level 3, all of which were pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The fair value of these four securities is primarily a function of the credit quality of the issuer, although there is some sensitivity to interest rate changes.  A change in the rating of a security will affect its value.

The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		Remaining				(2)
		Par	Current Rating/Outlook (1)			Auction	(3)
	Class	Value (4)	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,403	Ca	CC	5/1/2033	N/A	3ML + 1.8%

(1)         Ratings as of March 31, 2013.

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

(4)         In thousands.

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of March 31, 2013:

	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3)(6)	Premium (4)	MTM Adj (5)(6)
ALESCO Preferred Funding VII	50.00%	3.00%	$35.96	11.00%	$31.56
ALESCO Preferred Funding XI	36.00%	5.30%	51.33	11.00%	37.74
MM Community Funding	65.00%	1.90%	16.45	11.00%	11.57
MM Community Funding IX	55.00%	5.10%	38.67	11.00%	31.73

(1)         The anticipated level of total defaults form the issuers within the pool of performing collateral as of March 31, 2013.  There are no recoveries assumed on any default.

(2)         Deferrals that are cured occur 60 months after the initial deferral starts.

(3)         The credit mark to market (“MTM”) represents the discounted value of future cash flows after the assumptions of current and future defaults discounted at the book rate of interest on the security.

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

(6)         Price per $100.

Fair values were as follows:

	March 31, 2013		December 31, 2012
	Model	Fair Value	Model	Fair Value
	Result (1)	(in thousands)	Result (1)(2)	(in thousands)
ALESCO Preferred Funding VII	$4.40	$44	$2.72	$27
ALESCO Preferred Funding XI	13.59	671	11.84	585
MM Community Funding	4.88	122	5.86	146
MM Community Funding IX	6.94	167	8.14	197
		$1,004		$955

(1) Price per $100.

(2) Based on December 31, 2012 assumptions.

During 2012, we determined that, based on our most recent estimate of cash flows at the time, OTTI had occurred in our pooled trust preferred security portfolio.  The amount of OTTI that was recognized through earnings was determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss was the expected book yield on the security.  The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000 for the three months ended 2012.  We did not recognize any OTTI charges in 2013.

Warrants

As of March 31, 2013, outstanding warrants were classified as Level 3.  The fair value of the warrants is primarily a function of the Company’s stock price.  Changes in the price will create corresponding changes to the fair value of the warrants.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012:

	2013		2012
	Securities	Warrants	Securities	Warrants
	(dollars in thousands)
Balance at beginning of period	$955	$248	$682	$18
Change in fair value included in additional paid-in capital	—	(25)	—	101
Total realized losses included in other comprehensive (loss) income	—	—	(460)	—
Total unrealized gains included in accumulated other comprehensive loss	49	—	498	—
Balance at end of period	$1,004	$223	$720	$119

There were no transfers between any of Levels 1, 2, and 3 during the three months ended March 31, 2013 or March 31, 2012.

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

	March 31, 2013
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Impaired loans	$69,222	$—	$—	$69,222
Real estate acquired through foreclosure	10,654	—	—	10,654

	December 31, 2012
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Impaired loans	$75,910	$—	$—	$75,910
Real estate acquired through foreclosure	18,058	—	—	18,058

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

For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the allowance is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure or is paid off.  Total impaired loans had a carrying value of $69.2 million and $75.9 million as of March 31, 2013 and December 31, 2012, respectively, with allocated reserves of $303,000 and $327,000 as of March 31, 2013 and December 31, 2012, respectively.

See Note 4 for more detailed information about impaired loans by loan class.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the LCM on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $10.7 million as of March 31, 2013 and $18.1 million as of December 31, 2012. During the three months ended March 31, 2013 and 2012, we added $1.0 million and $2.6 million, respectively, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $1.9 million and $756,000, respectively.  We disposed of $6.6 million and $1.5 million of foreclosed properties during the three months ended March 31, 2013 and 2012, respectively.

All Financial Instruments

The carrying value and estimated fair value of financial instruments are summarized in the following tables.  The descriptions of the fair value calculations for AFS securities, LHFS, real estate acquired through foreclosure, warrants, IRLCs, and forward contracts to sell mortgage-backed securities are included in the discussions above.

	March 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$302,709	$302,709	$—	$—	$302,709
AFS securities	56,372	—	55,368	1,004	56,372
LHFS	237,379	—	237,379	—	237,379
Loans receivable	597,529	—	528,847	69,222	598,069
Real estate aquired through foreclosure	10,654	—	—	10,654	10,654
Restricted stock investments	3,517	3,517	—	—	3,517
Liabilities:
Deposits	1,192,283	—	1,200,807	—	1,200,807
Long- and short-term borrowings	50,047	—	53,370	—	53,370
Junior subordinated deferrable interest debentures	52,068	—	36,527	—	36,527
Warrants	223	—	—	223	223
Off Balance Sheet Items:
IRLCs	295,217	—	295,217	—	295,217
Forward contracts to sell mortgage-backed securities	209,583	—	209,583	—	209,583

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$185,781	$185,781	$—	$—	$185,781
AFS securities	57,676	—	56,721	955	57,676
LHFS	404,289	—	404,289	—	404,289
Loans receivable	610,396	—	533,501	75,910	609,411
Real estate acquired through foreclosure	18,058	—	—	18,058	18,058
Restricted stock investments	7,099	7,099	—	—	7,099
Liabilities:
Deposits	1,186,830	—	1,196,913	—	1,196,913
Long- and short-term borrowings	126,981	—	129,859	—	129,859
Junior subordinated deferrable interest debentures	52,068	—	37,018	—	37,018
Warrants	248	—	—	248	248
Off Balance Sheet Items:
IRLCs	410,192	—	410,192	—	410,192
Forward contracts to sell mortgage-backed securities	306,682	—	306,682	—	306,682

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Loans Receivable

Loans were segmented into portfolios with similar financial characteristics. Loans were also segmented by type such as residential, multifamily, residential and nonresidential construction and land, home equity and second mortgage loans, commercial, and consumer. Each loan category was further segmented by fixed- and adjustable-rate interest terms and performing and nonperforming categories. The fair value of each loan category was calculated by discounting anticipated cash flows based on weighted-average contractual maturity, weighted-average coupon, and discount rate.

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

Limitations

Pricing or valuation models are applied using current market information to estimate fair value and such estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from a one-time sale of our total holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Changes in assumptions could significantly affect estimates.

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

The following tables present certain information regarding our business segments for the three months ended March 31:

	2013
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total
	(dollars in thousands)
Interest income	$7,914	$3,219	$11,133
Interest expense	2,870	1,118	3,988
Net interest income	5,044	2,101	7,145
Provision for loan losses	1,300	—	1,300
Net interest income after provision for loan losses	3,744	2,101	5,845
Noninterest income	1,818	9,789	11,607
Noninterest expense	14,277	5,445	19,722
Net intersegment income	751	(751)	—
Net (loss) income before income taxes	$(7,964)	$5,694	$(2,270)
Total assets	$1,064,261	$237,379	$1,301,640

	2012
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total
	(dollars in thousands)
Interest income	$9,941	$1,678	$11,619
Interest expense	3,752	301	4,053
Net interest income	6,189	1,377	7,566
Provision for loan losses	1,000	—	1,000
Net interest income after provision for loan losses	5,189	1,377	6,566
Noninterest income	1,429	8,950	10,379
Noninterest expense	12,829	2,501	15,330
Net intersegment income	399	(399)	—
Net (loss) income before income taxes	$(5,812)	$7,427	$1,615
Total assets	$990,729	$188,462	$1,179,191

(10)                          Recent Accounting Pronouncements

Pronouncement Adopted

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires companies to report either on the income statement or disclose in the footnotes to the financial statements the effects on earnings from items that are reclassified out of the category of shareholder equity called other comprehensive income and is effective for fiscal years and interim periods within such years beginning after December 15, 2012.  We adopted the pronouncement effective January 1, 2013.

Pronouncement Issued

In March 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405)—Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  ASU No. 2013-04 establishes guidance for the recognition, measurement, and disclosure of obligations arising from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date (e.g., debt arrangements, other contractual obligations, settled litigation, and judicial rulings) and is effective for fiscal years and interim periods within such years beginning after December 15, 2013.

(11)         Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31:

	Accumulated Other Comprehensive
	Loss - AFS securities
	2013	2012
	(dollars in thousands)
Balance at beginning of period	$(1,846)	$(3,022)
Other comprehensive (loss) income before reclassification	(482)	449
Amounts reclassified (to) from accumulated other comprehensive loss	(18)	274
Net other comprehensive (loss) income during period	(500)	723
Balance at end of period	$(2,346)	$(2,299)

The followings table presents the amounts reclassified (into) out of the components of accumulated other comprehensive loss for the three months ended March 31:

	2013
	Accumulated Other	Affected Line Item in the
	Comprehensive Loss -	Statement Where Net Loss
	AFS securities	is Presented
	(dollars in thousands)
Realized gain on sale of AFS securities	$(31)	Gain on sale of AFS securities
	13	Tax Benefit
Total reclassification for period	(18)	Net of tax

	2012
	Accumulated Other	Affected Line Item in the
	Comprehensive Loss -	Statement Where Net Income
	AFS securities	is Presented
	(dollars in thousands)
Net OTTI charges on AFS securities	$460	Net OTTI charges on AFS securities
	(186)	Tax Expense
Total reclassification for period	274	Net of tax

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms “the Company,” “we,” “us,” and “our” refer to First Mariner Bancorp and, unless the context requires otherwise, its consolidated subsidiary.  The following discussion should be read and reviewed in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in First Mariner Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”).  The Company had over 590 employees (approximately 586 full-time equivalent employees) as of March 31, 2013.

The Bank, with assets of $1.3 billion as of March 31, 2013, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore.   Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage had assets of $237.4 million and $404.3 million as of March 31, 2013 and December 31, 2012, respectively, and generated revenue of $13.0 million and $10.6 million, respectively, for the three months ended March 31, 2013 and 2012.  First Mariner Mortgage recognized income before income taxes of $5.7 million and $7.4 million during the three months ended March 31, 2013 and 2012, respectively.  During 2013, 43% of the originations were made in the state of Maryland, 17% in the immediately surrounding states and Washington, DC., and the remaining 40% in other states throughout the country.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.  See Note 9 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

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

Available-for-sale (“AFS”) securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

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

The unallocated allowance for loan losses represents environmental factors applied to each loan class and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances.

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

Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2013 and  December 31, 2012, we maintained a valuation allowance against the full amount of our deferred tax assets.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

We recognize interest and penalties related to income tax matters in income tax expense.

Other financial instruments carried at fair value

We record certain financial instruments at fair value (other than those described above), which inherently require assumptions and judgments in their valuation.  Such financial instruments include loans held for sale (“LHFS”), interest rate lock commitments (“IRLCs”), forward sales of mortgage-backed securities, and warrants.

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

Financial Condition

Total assets decreased to $1.3 billion at March 31, 2013 from $1.4 billion at December 31, 2012.  Earning assets decreased $172.3 million, or 15.7%, to $923.8 million at March 31, 2013 from $1.1 billion at December 31, 2012 primarily due to a $166.9 million decrease in LHFS and a $12.9 million decrease in loans, partially offset by a $116.9 million increase in cash and cash equivalents.  We sold $5.5 million of nonperforming loans during 2013 to improve asset quality.  Deposits increased $5.5 million, long- and short-term borrowings decreased by $76.9 million due to payoffs, and our stockholders’ deficit increased by $2.8 million.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $56.4 million and $57.7 million, respectively, in securities classified as AFS as of March 31, 2013 and December 31, 2012.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI.  For the three months ended March 31, 2012, we determined that OTTI had occurred with respect to our pooled trust preferred securities portfolio in the amount of $460,000.  No additional OTTI charges were required during 2013.

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

Our AFS securities portfolio composition is as follows:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Mortgage-backed securities	$6,769	$7,134
Trust preferred securities	4,072	9,181
U.S. government agency notes	39,138	33,537
U.S. Treasury securities	4,775	5,781
Equity securities - banks	836	1,256
Equity securities - mutual funds	782	787
	$56,372	$57,676

LHFS

We originate residential mortgage loans for sale on the secondary market.  At March 31, 2013 and December 31, 2012, such LHFS, which are carried at fair value, amounted to $237.4 million and $404.3 million, respectively.

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

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor.  Repurchases amounted to $722,000 for the three months ended March 31, 2013.  We did not repurchase any loans during the three months ended March 31 2012.  Our reserve for potential repurchases was $329,000 and $484,000 as of March 31, 2013 and December 31, 2012, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	March 31,	Percent	December 31,	Percent
	2013	of Total	2012	of Total
	(dollars in thousands)
Commercial	$46,536	7.8%	$47,907	7.9%
Commercial mortgage	257,283	43.1%	263,714	43.2%
Commercial construction	47,613	8.0%	49,902	8.2%
Consumer construction	18,610	3.1%	18,837	3.1%
Residential mortgage	110,811	18.5%	111,345	18.2%
Consumer	116,676	19.5%	118,691	19.4%
Total loans	$597,529	100.0%	$610,396	100.0%

Total loans decreased $12.9 million during 2013.  We experienced lower balances in all loan types.  We remained focused on improving asset quality to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the March 31, 2013 total included above, $35.6 million represents loans made to borrowers for the development of residential real estate.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Raw residential land	$6,351	$5,001
Residential subdivisions	4,834	3,888
Single residential lots	3,697	2,045
Single family construction	10,032	1,978
Multi-family unit construction	10,645	9,860
	$35,559	$22,772

Transferred Loans

In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $18.1 million and $17.3 million, respectively, in mortgage loans that were transferred from LHFS to our mortgage and consumer loan portfolios at March 31, 2013 and December 31, 2012, respectively.

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

For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology.  As March 31, 2013, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.  For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

To establish the allocated portion of the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most current and relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated reserve.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated reserves.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations).  In general, this impairment amount is included as an allocated portion of the allowance for loan losses for TDRs and is charged off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

See our charge-off policies under “Critical Accounting Policies — Allowance for loan losses” above.

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

Consumer Construction — loan-specific and portfolio risks related to consumer construction loans to builders and ultimate homeowners carry the same loan-specific and portfolio risks as commercial construction loans as described above.

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

Consumer

Our consumer portfolio includes first- and second-lien mortgage loans and other loans to individuals.  The risks associated with each portfolio class are as follows:

Residential Mortgage, Home Equity, and 2nd Mortgage — The primary loan-specific risks related to residential mortgage, home equity, and 2nd mortgage lending include: unemployment, deterioration in real estate values, our ability to assess the creditworthiness of the customer, deterioration in the borrowers financial condition, whether the result of personal issues or a general economic downturn, and the risk that property values determined through appraisals are not reflective of the true property values.  The portfolio risks for these types of loans are the same as for commercial and commercial mortgages as described above.

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

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the required allocated portion of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems.  Management reviews these conditions quarterly.  Economic factors are an important consideration in determining the adequacy of the loan loss reserve.  A strong regional and national economy will reduce the probability of losses.  Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probability of losses.  Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

In calculating the unallocated reserves to be included in our allowance calculation, we apply a basis point factor to the respective portfolios for environmental factors.  The addition of these factors represents the top range for the required reserves for the respective portfolios and were as follows as of both March 31, 2013 and December 31, 2012.

		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	15	17	17	8	8	—
Economic factors	24	24	24	14	14	48
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5
	39	96	96	57	59	53

Each of the above factors is evaluated quarterly.  The basis points applied to all loan segments remained the same at March 31, 2013 compared to December 31, 2012 as management considered the factors to be constant in the first quarter of 2013.

We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

The following table summarizes the activity in our allowance for loan losses by portfolio segment for the three months ended March 31:

	2013	2012
	(dollars in thousands)
Allowance for loan losses, beginning of period	$11,434	$13,801
Charge-offs:
Commercial	(129)	(187)
Commercial mortgage	(1,087)	(226)
Commercial construction	(88)	(147)
Consumer construction	—	(7)
Residential mortgage	(295)	(514)
Consumer	(157)	(392)
Total charge-offs	(1,756)	(1,473)
Recoveries:
Commercial	2	—
Commercial mortgage	11	—
Commercial construction	—	52
Consumer construction	—	—
Residential mortgage	114	36
Consumer	120	105
Total recoveries	247	193
Net charge-offs	(1,509)	(1,280)
Provision for loan losses	1,300	1,000
Allowance for loan losses, end of period	$11,225	$13,521
Loans (net of premiums and discounts):
Period-end balance	$597,529	$680,498
Average balance during period	609,849	697,432
Allowance as a percentage of period-end loan balance	1.88%	1.99%
Percent of average loans:
Provision for loan losses	0.86%	0.58%
Net charge-offs	1.00%	0.74%

The following table summarizes our allocation of allowance by loan segment:

	March 31, 2013			December 31, 2012
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Commercial	$2,153	19.2%	7.8%	$2,070	18.1%	7.9%
Commercial mortgage	1,677	14.9%	43.1%	1,254	11.0%	43.2%
Commercial construction	437	3.9%	8.0%	414	3.6%	8.2%
Consumer construction	11	0.1%	3.1%	20	0.2%	3.1%
Residential mortgage	1,882	16.8%	18.5%	1,774	15.5%	18.2%
Consumer	1,877	16.7%	19.5%	2,040	17.8%	19.4%
Unallocated	3,188	28.4%	—	3,862	33.8%	—
Total	$11,225	100.0%	100.0%	$11,434	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $11.3 million at March 31, 2013 and $11.4 million as of December 31, 2012.  Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2013, included increases in the allowance for the commercial, commercial mortgage, commercial construction, and residential mortgage loan segments.  The allowances for consumer construction and consumer loans decreased from December 31, 2012.  The changes in the allowances for the respective loan segments was primarily a function of the changes in the corresponding loan balances.  We reduced the level of delinquencies and nonperforming loans due to aggressive workouts and sales of a portion of our nonperforming loan portfolio.

The provision for loan losses recognized to maintain the allowance was $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. We recorded net charge-offs of $1.5 million during the first three months of 2013 compared to net charge-offs of $1.3 million during the same period in 2012.  During 2013, net charge-offs as compared to average loans outstanding increased to 1.00%, compared to 0.74% during 2012.  We generally record a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated portion of the allowance for loan losses (except with respect to nonaccrual TDRs). In addition, we recorded $863,000 in charge-offs related to the sale of $5.5 million in nonperforming loans in 2013.

Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan.  They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio.  Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three months ended March 31, 2013 and 2012 amounted to $324,000 and $601,000, respectively.  The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three months ended March 31, 2013 and 2012 was $8.6 million and $2.2 million, respectively.

Our allowance as a percentage of outstanding loans slightly increased from 1.87% as of December 31, 2012 to 1.88% as of March 31, 2013, reflecting the improvement in our asset quality.

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

Management believes the allowance for loan losses is adequate as of March 31, 2013 and is sufficient to address the credit losses inherent in the current loan portfolio.  We based this determination on several factors:

•                  we maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

•                  we individually analyze all nonperforming assets (“NPAs”) and all credits risk rated 8 or above for impairment and we immediately charge off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings (“RR”) of RR8 at fair value) (see additional detail related to risk ratings in Note 4 to the Consolidated Financial Statements);

•                  we calculate our required allocated reserves based upon a rolling 24-month average of actual charge-offs, thereby utilizing current trend data of actual losses and apply these calculated loss percentages to our current loan balance by loan class to determine the required allocated reserves;

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

NPAs and Loans 90 Days Past Due and Still Accruing

Given the volatility of the real estate market, it is very important for us to have current appraisals on our NPAs. Generally, we annually obtain appraisals on NPAs.  In addition, as part of our asset monitoring activities, we maintain a Workout Committee that meets three times per month. During these Workout Committee meetings, all NPAs and loan delinquencies are reviewed. We also produce an NPA report which is distributed weekly to senior management and is also discussed and reviewed at the Workout Committee meetings. This report contains all relevant data on the NPAs, including the latest appraised value and valuation date.  Accordingly, these reports identify which assets will require an updated appraisal. As a result, we have not experienced any internal delays in identifying which loans/credits require appraisals. With respect to the ordering process of the appraisals, we have not experienced any delays in turnaround time nor has this been an issue over the past three years. Furthermore, we have not had any delays in turnaround time or variances thereof in our specific loan operating markets.

NPAs, expressed as a percentage of total assets, totaled 3.2% at March 31, 2013, 4.1% at December 31, 2012 and 5.3% at March 31, 2012.  The ratio of allowance for loan losses to nonperforming loans was 35.7% at March 31, 2013, 29.7% at December 31, 2012, and 36.5% at March 31, 2012.  The increase in this ratio from December 31, 2012 to March 31, 2013 was a reflection of the decrease in nonperforming loans.  Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2012.  We record a significant amount of charge-offs as it is our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs).  In addition, during 2013, we sold $5.5 million (net of $863,000 in charge-offs) in nonperforming loans in order to improve our asset quality.

The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(dollars in thousands)
Nonaccruing loans:
Commercial	$1,776	$2,110	$4,354
Commercial mortgage	15,522	21,269	17,487
Commercial construction	4,045	4,637	5,383
Consumer construction	822	645	573
Residential mortgage	8,383	8,826	8,238
Consumer	922	973	1,015
	31,470	38,460	37,050
Real estate acquired through foreclosure:
Commercial	83	1,658	136
Commercial mortgage	4,039	7,386	11,916
Commercial construction	3,609	3,983	5,825
Consumer construction	237	403	2,278
Residential mortgage	2,645	4,540	5,376
Consumer	41	88	—
	10,654	18,058	25,531
Total NPAs	$42,124	$56,518	$62,581

Loans past-due 90 days or more and accruing:
Commercial	$—	$—	$—
Commercial mortgage	—	—	2,343
Commercial construction	—	—	2,032
Consumer construction	—	—	—
Residential mortgage	342	222	357
Consumer	212	—	274
	$554	$222	$5,006

For information on nonaccruing TDRs, see table under “TDRs” later in this section.

Nonaccrual loans amounted to $31.5 million at March 31, 2013 and $38.5 million at December 31, 2012.  The commercial loan nonaccrual balance as of March 31, 2013 consisted of nine loans, with the largest balance amounting to $736,000.  All of the nonaccrual commercial loans were in nonaccrual status as of December 31, 2012.  Of the $2.1 million in nonaccrual commercial loans as of December 31, 2012, one loan in the amount of $129,000 was sold during the first three months of 2013.

The commercial mortgage loan nonaccrual balance as of March 31, 2013 consisted of 25 loans, with the largest balance amounting to $5.1 million.  We placed four commercial mortgage loans totaling $252,000 in nonaccrual status in 2013.  Of the balance at December 31, 2012, one commercial mortgage loan for $499,000 was transferred to real estate acquired through foreclosure, $4.9 million were sold or paid off, and  $310,000 were charged off during the first three months of 2013.

The commercial construction nonaccrual balance as of March 31, 2013 consisted of six loans, with the largest balance amounting to $2.4 million.  All of the nonaccrual commercial construction loans as of March 31, 2013 were also in nonaccrual status as of December 31, 2012.  Of the $4.6 million in commercial construction loans in nonaccrual status as of December 31, 2012, $88,000 were charged off and $474,000 were sold during 2013.

The consumer construction nonaccrual balance as of March 31, 2013 consisted of six loans in the amount of $822,000, two of which ($186,000) were placed in nonaccrual status during 2013.

The residential mortgage nonaccrual balance as of March 31, 2013 consisted of 33 loans, with the largest balance amounting to $793,000.  We placed $1.0 million of these loans in nonaccrual status during the three months ended March 31, 2013.  Of the $8.8 million balance of nonaccrual residential mortgage loans at December 31, 2012, we transferred $764,000 to real estate acquired through foreclosure, received pay-offs of $292,000, returned $84,000 to accrual status, and charged off $98,000 during the first three months of 2013.

The consumer loan nonaccrual balance as of March 31, 2013 consisted of ten loans, all of which were in nonaccrual status as of December 31, 2012.  These loans are well secured and we have determined that they do not require charge-off as of March 31, 2013.

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the three months ended March 31, 2013 and 2012 was approximately $769,000 and $1.5 million, respectively, and the actual interest income recorded on such loans for the three months ended March 31, 2013 and 2012 was approximately $97,000 and $203,000, respectively.

Real estate acquired through foreclosure decreased $7.4 million when compared to December 31, 2012, with decreases in all loan segments due to resolution of the properties through foreclosure sales or buyouts. During 2013, we sold $5.7 million (after write-downs of $1.3 million) in real estate acquired through foreclosure in order to improve asset quality.

The activity in our real estate acquired through foreclosure was as follows for the three months ended March 31:

	2013	2012
	(dollars in thousands)
Balance at beginning of period	$18,058	$25,235
Real estate acquired in satisfaction of loans	1,020	2,555
Write-downs and losses on real estate acquired through foreclosure	(1,870)	(756)
Proceeds from sales of real estate acquired through foreclosure	(6,554)	(1,503)
Balance at end of period	$10,654	$25,531

As of March 31, 2013, we had one residential mortgage loan in the amount of $342,000 and four consumer loans totaling $212,000  that were > 90 days past due and still accruing.  We held $222,000 (residential mortgage) in such loans at December 31, 2012.

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

The composition of our TDRs is illustrated in the following table at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(dollars in thousands)
Commercial:
Nonaccrual	$—	$—
< 90 days past due/current	$7,696	$7,708
	7,696	7,708
Commercial mortgage:
Nonaccrual	6,388	6,394
< 90 days past due/current	13,412	13,049
	19,800	19,443
Commercial construction:
Nonaccrual	—	101
< 90 days past due/current	7,024	7,055
	7,024	7,156
Residential mortgage:
Nonaccrual	1,645	2,019
< 90 days past due/current	9,620	9,638
	11,265	11,657
Totals:
Nonaccrual	$8,033	$8,514
< 90 days past due/current	$37,752	$37,450
	$45,785	$45,964

The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $1.2 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The actual interest income recorded on these loans for the three months ended March 31, 2013 and 2012 was $645,000 and $455,000, respectively.

The following table shows the breakdown of loans modified during the three months ended March 31:

	2013			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
	Modifications	Modification	Modification	Modifications	Modification	Modification
	(dollars in thousands)
Commercial mortgage	3	$396	$430	4	$2,183	$2,183
Commercial construction	—	—	—	1	2,033	2,033
Residential mortgage	—	—	—	1	863	863
	3	$396	$430	6	$5,079	$5,079

Impaired Loans

The following tables show the breakout of impaired loans by class:

pTable of Contents

				Three Months Ended March 31,
	March 31, 2013			2013			2012
		Unpaid		Average	Interest		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Charge-	Recorded	Income	Charge-
	Investment	Balance	Allowance	Investment	Recognized	Offs	Investment	Recognized	Offs
	(dollars in thousands)
With no related allowance:
Commercial	$2,190	$2,190	$—	$2,362	$11	$129	$4,697	$43	$187
Commercial mortgage	$26,860	$26,860	$—	$29,710	$176	$1,087	$22,774	$249	$226
Commercial construction	$11,069	$11,069	$—	$11,380	$119	$88	$11,782	$90	$147
Consumer construction	$822	$822	$—	$733	$2	$—	$646	$5	$7
Residential mortgage	$11,606	$11,606	$—	$11,691	$84	$295	$9,119	$42	$346
Home equity & 2nd mortgage	$910	$910	$—	$1,072	$3	$157	$960	$5	$392
Other consumer	$12	$12	$—	$12	$—	$—	$—	$—	$—
With a related allowance:
Commercial	7,161	7,282	121	7,155	100	—	157	2	—
Commercial mortgage	2,038	2,074	36	1,886	31	—	4,845	68	—
Commercial construction	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Residential mortgage	6,251	6,397	146	6,247	75	—	8,955	127	168
Home equity & 2nd mortgage	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$9,351	$9,472	$121	$9,517	$111	$129	$4,854	$45	$187
Commercial mortgage	$28,898	$28,934	$36	$31,596	$207	$1,087	$27,619	$317	$226
Commercial construction	$11,069	$11,069	$—	$11,380	$119	$88	$11,782	$90	$147
Consumer construction	$822	$822	$—	$733	$2	$—	$646	$5	$7
Residential mortgage	$17,857	$18,003	$146	$17,938	$159	$295	$18,074	$169	$514
Home equity & 2nd mortgage	$910	$910	$—	$1,072	$3	$157	$960	$5	$392
Other consumer	$12	$12	$—	$12	$—	$—	$—	$—	$—

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—
Commercial mortgage	$32,561	$32,561	$—
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$11,776	$11,776	$—
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—
With a related allowance:
Commercial	7,150	7,283	133
Commercial mortgage	1,734	1,757	23
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	6,243	6,414	171
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$9,685	$9,818	$133
Commercial mortgage	$34,295	$34,318	$23
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$18,019	$18,190	$171
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—

Not all of the loans newly classified as impaired since December 31, 2012 required impairment reserves, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.  Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

Deposits were $1.2 billion at both March 31, 2013 and December 31, 2012.  During the three months ended March 31, 2013, we experienced increases in money market and savings accounts due to the result of successful marketing campaigns.  The decrease in time deposits was due to maturities of nonbrokered national time deposits (see below).

We maintain a program (the nonbrokered national deposit program) whereby the Bank utilizes several nonbrokered rate listing services to provide incremental funding as needed.  We pay an annual subscription fee for the privilege of posting rates on their websites.  The subscription-based services allow the Bank to place or receive funds from other subscribers.  Requests to invest are placed through the listing website and the account is funded by wire.  At the present time, only financial institutions are allowed to place funds with the Bank.  These balances fluctuate according to our liquidity needs.

The deposit breakdown is as follows:

	March 31, 2013		December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW & money market	$174,265	14.6%	$158,437	13.3%
Savings	64,662	5.4%	60,729	5.1%
Time	845,009	70.9%	857,698	72.3%
Total interest-bearing deposits	1,083,936	90.9%	1,076,864	90.7%
Noninterest-bearing demand deposits	108,347	9.1%	109,966	9.3%
Total deposits	$1,192,283	100.0%	$1,186,830	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of March 31, 2013 and December 31, 2012, our core deposits were $363.3 million and $358.9 million, respectively.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan at March 31, 2013 and December 31, 2012.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances.  We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets.  Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily.  At March 31, 2013, our total available credit line with the FHLB was $137.7 million. Our outstanding FHLB advance balance at March 31, 2013 and December 31, 2012 was $40.0 million and $117.0 million, respectively.

Long-term borrowings, which totaled $48.5 million at March 31, 2013 and $73.5 million at December 31, 2012, consist of long-term advances from the FHLB and a mortgage loan on our former headquarters building.  We held $40.0 million and $65.0 million in long-term FHLB advances at March 31, 2013 and December 31, 2012, respectively, and $8.5 million at both March 31, 2013 and December 31, 2012, in a mortgage loan.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings decreased from $53.5 million at December 31, 2012 to $1.6 million at March 31, 2013 due to the payoff of our short-term FHLB advances.  We held $52.0 million in short-term FHLB advances at December 31, 2012.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures outstanding as of both March 31, 2013 and December 31, 2012 totaled $52.1 million.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption date at our option. All redemption dates have passed and we have not opted to redeem any of the junior subbordinated interest debentures.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At March 31, 2013, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

Capital Resources

Our stockholders’ deficit deteriorated by $2.8 million in 2013 to a deficit of $11.1 million from a deficit of $8.4 million as of December 31, 2012.

Common stock and additional paid-in-capital increased by $20,000 due primarily to the change in the fair value of the warrants.  Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, increased by $500,000.  Retained deficit increased by our 2013 net loss of $2.3 million.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets.  Banks and bank holding companies are required to maintain capital levels based on their “risk-adjusted” assets so that categories of assets with higher “defined” credit risks will require more capital support than assets with lower risk.  Additionally, capital must be maintained to support certain off-balance sheet instruments.

Capital is classified as Tier I capital (common stockholders’ (deficit) equity less certain intangible assets plus a portion of the Trust Preferred Securities) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier I capital). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio (Tier I capital to average quarterly assets).

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  As of both  March 31, 2013 and December 31, 2012, the Bank was “undercapitalized”  under the regulatory framework for prompt corrective action, although, as of both December 31, 2012 and March 31, 2013, the Bank’s Tier I capital ratio met minimal adequacy requirements.

The regulatory capital ratios are shown below:

			Minimum
	March 31,	December 31,	Regulatory
	2013	2012	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	(0.7)%	(0.5)%	4.0%
Bank	3.6%	3.8%	4.0%
Tier I capital to risk-weighted assets:
Consolidated	(1.2)%	(0.8)%	4.0%
Bank	6.6%	6.1%	4.0%
Total capital to risk-weighted assets:
Consolidated	(1.2)%	(0.8)%	8.0%
Bank	7.8%	7.3%	8.0%

On September 18, 2009, the Bank entered into an agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, December 31, 2011, December 31, 2012, or March 31, 2013.  The failure to achieve these capital requirements could result in further action by our regulators.

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

First Mariner is also a party to the Federal Reserve Bank of Richmond (“FRB”) Agreements (“FRB Agreements”), which, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively.  At March 31, 2013, those capital ratios were (0.7)%, (1.2)%, and (1.2)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Results of Operations

Net (Loss) Income

For the three months ended March 31, 2013, we realized a net loss of $2.3 million compared to net income of $1.8 million for the three month period ended March 31, 2012.  Basic and diluted losses per share for 2013 totaled $0.12 and basic and diluted earnings per share totaled $0.10 for 2012.

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

Net interest income for the first quarter of 2013 totaled $7.1 million, compared to $7.6 million for the three months ended March 31, 2012. Our net interest margin decreased to 2.67% from 3.14%.

Interest Income

Total interest income decreased from $11.6 million for the three months ended March 31, 2012 to $11.1 million for the three months ended March 31, 2013.  We experienced a decrease in the yield on average interest-earning assets from 4.85% for the three months ended March 31, 2012 to 4.19% for the three months ended March 31, 2013.  Average interest-earning assets increased from $952.2 million for the three months ended March 31, 2012 to $1.1 billion for the three months ended March 31, 2013.  Yields on earning assets continue to be affected by a low rate environment and interest reversals on nonaccrual loans.

We experienced decreased average balances in all loan segments during 2013, with the exception of consumer construction loans, which increased $3.1 million.

Average LHFS increased $193.4 million due to higher origination volumes.  Average securities increased by $32.2 million.

Interest Expense

Interest expense remained stable at $4.0 million for both the three months ended March 31, 2013 and 2012.  We experienced a decrease in the average rate paid on average interest-bearing liabilities from 1.50% for the three months ended March 31, 2012 to 1.32% for the three months ended March 31, 2013, slightly offset by an increase in the level of interest-bearing liabilities of $144.6 million. The decrease in the average rate paid on interest-bearing deposits from 1.36% in 2012 to 1.10% in 2013 was due to the decreased rate environment and our reduction in rates due to our high level of liquidity.

Average interest-bearing deposits increased by $178.9 million due primarily to increases in savings, money market, and time deposit accounts..  We experienced an increase in the costs of borrowed funds from 2.22% for the three months ended March 31, 2012 to 2.99% for the three months ended March 31, 2013 due to the change in the mix of types of average borrowed funds during 2013.

The table below sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for the three months ended March 31:

	2013			2012
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$46,645	$609	5.22%	$54,424	$711	5.17%
Commercial mortgage	263,491	3,443	5.22%	319,617	4,688	5.80%
Commercial construction	49,697	672	5.41%	55,194	804	5.77%
Consumer construction	19,177	218	4.56%	16,074	184	4.57%
Residential mortgage	113,309	1,304	4.60%	121,490	1,786	5.88%
Consumer	117,530	1,328	4.56%	130,633	1,432	4.40%
Total loans	609,849	7,574	4.98%	697,432	9,605	5.47%
LHFS	370,995	3,219	3.47%	177,561	1,678	3.78%
AFS securities	54,887	260	1.89%	22,733	279	4.91%
Interest-bearing deposits	22,069	80	1.46%	47,289	57	0.49%
Restricted stock investments, at cost	5,343	—	—	7,163	—	—
Total earning assets	1,063,143	11,133	4.19%	952,178	11,619	4.85%
Allowance for loan losses	(11,807)			(14,056)
Cash and other nonearning assets	290,638			239,057
Total assets	$1,341,974	11,133		$1,177,179	11,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$9,426	26	1.11%	$5,732	14	0.98%
Savings	62,133	26	0.17%	57,069	26	0.19%
Money market	155,999	213	0.52%	127,233	162	0.51%
Time	861,371	2,688	1.27%	719,952	2,886	1.61%
Total interest-bearing deposits	1,088,929	2,953	1.10%	909,986	3,088	1.36%
Borrowings	140,653	1,035	2.99%	175,045	965	2.22%
Total interest-bearing liabilities	1,229,582	3,988	1.32%	1,085,031	4,053	1.50%
Noninterest-bearing demand deposits	106,337			102,730
Other noninterest-bearing liabilities	14,076			13,976
Stockholders’ deficit	(8,021)			(24,558)
Total liabilities and stockholders’ deficit	$1,341,974	3,988		$1,177,179	4,053
Net interest income/net interest spread		$7,145	2.87%		$7,566	3.35%
Net interest margin			2.67%			3.14%

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

	Three Months Ended March 31, 2013 vs. 2012
	Due to Variances in
	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$47	$(149)	$(102)
Commercial mortgage	(450)	(795)	(1,245)
Commercial construction	(50)	(82)	(132)
Consumer construction	(2)	36	34
Residential mortgage	(368)	(114)	(482)
Consumer	282	(386)	(104)
Total loans	(541)	(1,490)	(2,031)
LHFS	(921)	2,462	1,541
AFS securities	(962)	943	(19)
Interest-bearing deposits	212	(189)	23

Total interest income	(2,212)	1,726	(486)

Interest paid on:
Interest-bearing deposits:
NOW	30	(18)	12
Savings	(9)	9	—
Money market	7	44	51
Time	(2,485)	2,287	(198)
Total interest-bearing deposits	(2,457)	2,322	(135)
Borrowings	1,018	(948)	70

Total interest expense	(1,439)	1,374	(65)

Net interest income	$(773)	$352	$(421)

Noninterest Income

We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products (“brokerage fees”), and income from bank-owned life insurance (“BOLI”). Our noninterest income for the three months ended March 31, 2013 totaled $11.6 million, compared to $10.4 million for three months ended March 31, 2012, an increase of $1.2 million.

Mortgage-banking revenue increased from $9.0 million for the three months ended March 31, 2012 to $9.8 million for the three months ended March 31, 2013 due to increased originations for both refinances and sales.  The application volume increased from $677.0 million for the first three months of 2012 to $759.0 million for the first three months of 2013.

We recognized $31,000 in gains on sales of AFS securities during 2013, whereas in 2012, we did not sell any securities.  During 2013, we did not recognize any net OTTI charges on AFS securities, compared to $460,000 recorded in 2012.  See “Securities” discussion previously in this Item for more information on these OTTI charges and the related securities. We experienced decreases in all other noninterest income categories.

Noninterest Expense

For the three months ended March 31, 2013, noninterest expenses increased $4.4 million to $19.7 million compared to $15.3 million for the same period of 2012.

Additional compensation and advertising expense was incurred during the quarter in connection with mortgage-banking activities.  Additionally, postage expense increased as a result of direct-mail campaigns of the mortgage division. We continue to incur significant professional fees for regulatory compliance and capital raise efforts.  Write-downs, losses, and costs of real estate acquired through foreclosure increased $1.4 million as we took $1.3 million in write-downs on properties we sold to other investors during 2013.  We sold these properties with the goal of reducing our nonperforming assets.   Corporate insurance expense increased as the renewal rates increased during 2012.

The following table shows the breakout of other noninterest expenses:

	2013	2012
	(dollars in thousands)
Office supplies	$136	$120
Printing	74	78
Marketing/promotion	225	324
Overnight delivery/courier	135	135
Security	74	78
Dues and subscriptions	116	105
Director fees	81	94
Employee education and training	83	35
Automobile expense	29	28
Travel and entertainment	109	62
Other	676	436
	$1,738	$1,495

Income Taxes

We have set up a valuation allowance against the full amount of our deferred taxes as of both March 31, 2013 and December 31, 2012.  The $205,000 tax benefit recorded in 2012 represents an anticipated recovery of state taxes paid in 2010 as a result of a net operating loss carryback.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $372.9 million at March 31, 2013. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $9.8 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $291.5 million at March 31, 2013 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $4.2 million at March 31, 2013 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $11.0 million at March 31, 2013 are generally open ended. At March 31, 2013, available home equity lines totaled $56.4 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of March 31, 2013, we anticipate expending approximately $1.5 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $302.7 million at March 31, 2013, have immediate availability to meet our short-term funding needs.  Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. LHFS, which totaled $237.4 million at March 31, 2013, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position and/or improve asset quality.  Our loan to deposit ratio stood at 50.1% at March 31, 2013 and 51.4% at December 31, 2012.

We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  At March 31, 2013, our total available credit line with the FHLB was $137.7 million. Our outstanding balance was $40.0 million at March 31, 2013 and $117.0 million at December 31, 2012.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At December 31, 2012, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry, which generally require the measurement of financial condition and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation.  As a financial institution, virtually all of our assets and liabilities are monetary in nature and interest rates have a more significant impact on our performance than the effects of general levels of inflation.  A prolonged period of inflation could cause interest rates, wages, and other costs to increase and could adversely affect our results of operations unless mitigated by increases in our revenues correspondingly. However, we believe that the impact of inflation on our operations was not material for 2013 or 2012.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	March 31, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
IRLCs	$291,469	$295,217	$404,645	$410,192
Forward contracts to sell mortgage-backed securities	208,319	209,583	308,067	306,682

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At March 31, 2013, we had a one-year cumulative positive gap of approximately $485.7 million compared to a one-year cumulative positive gap of approximately $5.0 million at December 31, 2012.

While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed-rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At March 31, 2013, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	5.67%	(12.00)%

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First Mariner Bancorp on Form 10-K for the year ended December 31, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the three months ended March 31, 2013.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

31.1                      Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2                      Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1                        Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2                        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*          The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*  Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	May 15, 2013	By:	/s/ Mark A. Keidel
Mark A. Keidel
Principal Executive Officer

Date:	May 15, 2013	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

31.1                      Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2                      Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1                        Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2                        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*          The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*  Furnished, not filed.