Form 10-Q
period 2013-06-30
FIRST MARINER BANCORP
filed 2013-08-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

The number of shares of common stock outstanding as of August 9, 2013 is 19,705,896 shares.

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

•                  unanticipated regulatory or judicial proceedings;

•                  our ability to effectively manage market risk, credit risk, and operational risk;

•                  our ability to continue to realize income through our mortgage-banking operations;

•                  a decline in demand for our products and services;

•                  an inability to attract and retain deposits;

•                  the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•                  changes in consumer spending and savings habits;

•                  our ability to retain key employees;

•                  our estimates of self-insurance accruals and future liability;

•                   the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;

•                  adverse changes in the securities’ markets;

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Financial Condition

(dollars in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$244,533	$169,225
Federal funds sold and interest-bearing deposits	29,672	16,556
Securities available for sale (“AFS”), at fair value	82,044	57,676
Loans held for sale (“LHFS”), at fair value	177,508	404,289
Loans receivable	582,120	610,396
Allowance for loan losses	(9,876)	(11,434)
Loans, net	572,244	598,962
Real estate acquired through foreclosure	9,851	18,058
Restricted stock investments	3,517	7,099
Premises and equipment, net	38,453	37,651
Accrued interest receivable	3,009	4,387
Bank-owned life insurance (“BOLI”)	39,112	38,601
Prepaid expenses and other assets	16,147	25,025

Total assets	$1,216,090	$1,377,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$101,537	$109,966
Interest-bearing	1,024,610	1,076,864
Total deposits	1,126,147	1,186,830
Short-term borrowings	1,731	53,466
Long-term borrowings	40,000	73,515
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities (of which $650 and $248 are at fair value, respectively)	9,405	20,022
Total liabilities	1,229,351	1,385,901

Stockholders’ deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 19,705,896 and 18,860,482 shares issued and outstanding, respectively	981	939
Additional paid-in capital	80,256	79,872
Accumulated deficit	(91,091)	(87,337)
Accumulated other comprehensive loss	(3,407)	(1,846)
Total stockholders’ deficit	(13,261)	(8,372)

Total liabilities and stockholders’ deficit	$1,216,090	$1,377,529

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Interest income:
Loans	$9,469	$10,795	$20,262	$22,077
Securities and other earning assets	453	375	793	711
Total interest income	9,922	11,170	21,055	22,788
Interest expense:
Deposits	2,772	2,871	5,725	5,959
Short-term borrowings	3	31	18	64
Long-term borrowings	755	921	1,775	1,853
Total interest expense	3,530	3,823	7,518	7,876
Net interest income	6,392	7,347	13,537	14,912
(reversal of) provision for loan losses	—	(428)	1,300	572
Net interest income after (reversal of) provision for loan losses	6,392	7,775	12,237	14,340
Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	—	43	—	81
Less: Portion included in other comprehensive income (pre-tax)	—	(43)	—	(541)
Net OTTI charges on AFS securities	—	—	—	(460)
Mortgage-banking revenue	5,366	11,117	15,155	20,066
ATM fees	623	701	1,139	1,418
Service fees on deposits	701	623	1,327	1,304
Gain on sale of AFS securities	24	—	55	—
Loss on disposition and sale of premises and equipment and other assets	(3)	(230)	(3)	(322)
Commissions on sales of nondeposit investment products	114	87	159	149
Gain on sale of minority interest in Mariner Finance	2,885	—	2,885	—
Income from BOLI	252	287	511	580
Other	343	249	684	479
Total noninterest income	10,305	12,834	21,912	23,214
Noninterest expense:
Salaries and employee benefits	6,425	5,552	13,305	11,331
Occupancy	1,968	2,286	4,258	4,508
Furniture, fixtures, and equipment	396	324	785	686
Professional services	1,910	739	2,717	1,112
Advertising	335	231	777	420
Data processing	418	402	621	834
ATM servicing expenses	92	226	197	453
Write-downs, losses, and costs of real estate acquired through foreclosure	1,012	940	3,697	2,214
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	1,128	1,074	2,338	2,122
Service and maintenance	791	564	1,507	1,155
Corporate Insurance	786	402	1,580	876
Consulting fees	417	316	829	924
Postage	943	422	1,994	681
Other	1,559	1,459	3,297	2,951
Total noninterest expense	18,180	14,937	37,902	30,267
Net (loss) income before income taxes	(1,483)	5,672	(3,753)	7,287
Income tax expense (benefit)	1	—	1	(205)
Net (loss) income	$(1,484)	$5,672	$(3,754)	$7,492

Net (loss) income per common share - basic and diluted	$(0.08)	$0.30	$(0.20)	$0.40

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Net (loss) income	$(1,484)	$5,672	$(3,754)	$7,492
Other comprehensive (loss) income items:
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(708), $127, $(1,034), and $431, respectively)	(1,046)	188	(1,528)	637
Reclassification adjustment for net (gains) losses on securities (net of tax (expense) benefit of $(9), $0, $(22), and $186, respectively) included in net (loss) income	(15)	—	(33)	274
Total other comprehensive (loss) income	(1,061)	188	(1,561)	911
Total comprehensive (loss) income	$(2,545)	$5,860	$(5,315)	$8,403

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

(dollars in thousands except per share data)

	Six Months Ended June 30, 2013 (unaudited)
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Deficit
Balance at January 1, 2013	18,860,482	$939	$79,872	$(87,337)	$(1,846)	$(8,372)
Net loss	—	—	—	(3,754)	—	(3,754)
Common stock issued, net of costs	845,414	42	256	—	—	298
Stock-based compensation expense	—	—	530	—	—	530
Change in fair value of warrants	—	—	(402)	—	—	(402)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	(1,561)	(1,561)
Balance at June 30, 2013	19,705,896	$981	$80,256	$(91,091)	$(3,407)	$(13,261)

	Six Months Ended June 30, 2012 (unaudited)
	Number of				Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Deficit
Balance at January 1, 2012	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)
Net income	—	—	—	7,492	—	7,492
Costs of common stock issued, net	—	—	(11)	—	—	(11)
Change in fair value of warrants	—	—	(100)	—	—	(100)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	911	911
Balance at June 30, 2012	18,860,482	$939	$80,014	$(95,962)	$(2,111)	$(17,120)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,754)	$7,492
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,385	1,413
Stock compensation	530	—
(Accretion) amortization of unearned loan fees and costs, net	(213)	335
Amortization of discounts on mortgage-backed securities, net	28	2
Origination fees and gains on sale of mortgage loans	(14,493)	(18,812)
Net OTTI charges on AFS securities	—	460
Gain on sale of AFS securities	(55)	—
Gain on sale of minority interest in Mariner Finance	(2,885)	—
Loss on disposition and sale of premises and equipment and other assets	3	322
Decrease in accrued interest receivable	1,377	349
Provision for loan losses	1,300	572
Write-downs and losses on sale of real estate acquired through foreclosure	2,544	941
Increase in cash surrender value of BOLI	(511)	(580)
Originations of mortgage LHFS	(1,352,256)	(1,030,346)
Proceeds from sales of mortgage LHFS	1,586,249	984,690
Net (decrease) increase in accrued expenses and other liabilities	(10,703)	2,968
Net decrease (increase) in prepaids and other assets	8,818	(3,177)
Net cash provided by (used in) operating activities	217,364	(53,371)
Cash flows from investing activities:
Loan principal repayments, net	23,584	35,462
Sales of held-for-investment loans	8,807	—
Repurchase of loans previously sold	(1,114)	—
Sale of restricted stock investments	3,582	199
Purchases of premises and equipment	(2,192)	(1,110)
Activity in AFS securities:
Maturities/calls/repayments	5,363	5,252
Sales	4,515	—
Purchases	(36,835)	(22,043)
Proceeds from sales of real estate acquired through foreclosure	7,297	6,511
Proceeds from sale of minority interest in Mariner Finance	4,000	—
Net cash provided investing activities	17,007	24,271
Cash flows from financing activities:
Net (decrease) increase in deposits	(60,684)	32,064
Net decrease in other borrowed funds	(85,251)	(350)
Net costs of stock issuance	(12)	(11)
Net cash (used in) provided by financing activities	(145,947)	31,703
Increase in cash and cash equivalents	88,424	2,603
Cash and cash equivalents at beginning of period	185,781	148,789
Cash and cash equivalents at end of period	$274,205	$151,392
Supplemental information:
Interest paid on deposits and borrowed funds	$6,756	$7,126
Real estate acquired in satisfaction of loans	$1,634	$4,650
Transfers of LHFS to loan portfolio	$7,281	$342

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Information as of and for the three and six months

ended June 30, 2013 and 2012 is unaudited)

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

The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(3)                        Securities

The composition of our securities portfolio (all AFS) is as follows:

	June 30, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Mortgage-backed securities	$11,106	$74	$569	$10,611
Trust preferred securities	6,120	—	1,884	4,236
U.S. government agency notes	61,549	29	784	60,794
U.S. Treasury securities	4,768	2	—	4,770
Equity securities - banks	1,175	—	298	877
Equity securities - mutual funds	750	6	—	756
	$85,468	$111	$3,535	$82,044

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Mortgage-backed securities	$7,040	$169	$75	$7,134
Trust preferred securities	11,246	79	2,144	9,181
U.S. government agency notes	33,435	107	5	33,537
U.S. Treasury securities	5,779	2	—	5,781
Equity securities - banks	1,288	16	48	1,256
Equity securities - mutual funds	750	37	—	787
	$59,538	$410	$2,272	$57,676

Contractual maturities of debt securities at June 30, 2013 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$27,520	$27,143
Due after one year through five years	38,797	38,421
Due after ten years	6,120	4,236
Mortgage-backed securities	11,106	10,611
	$83,543	$80,411

The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities:

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$9,208	$569	$—	$—	$9,208	$569
Trust preferred securities	—	—	4,236	1,884	4,236	1,884
U.S. government agency notes	41,535	784	—	—	41,535	784
Equity securities - banks	877	298	—	—	877	298
	$51,620	$1,651	$4,236	$1,884	$55,856	$3,535

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Mortgage-backed securities	$3,552	$75	$—	$—	$3,552	$75
Trust preferred securities	—	—	5,027	2,144	5,027	2,144
U.S. government agency notes	9,139	5	—	—	9,139	5
Equity securities - banks	1,035	47	123	1	1,158	48
	$13,726	$127	$5,150	$2,145	$18,876	$2,272

The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We consider the decline in value for four pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000 during the six months ended June 30, 2012.  No additional OTTI charges were required during 2013.  See additional information on the pooled trust preferred securities in Note 9.

The following shows the activity in OTTI related to credit losses for the six months ended June 30:

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

At June 30, 2013, we held securities with an aggregate carrying value (fair value) of $45.4 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(4)                             Loans Receivable (Financing Receivables) and Allowance for Loan Losses

Loans receivable are summarized as follows:

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Commercial	$49,084	$47,838
Commercial mortgage	247,730	263,763
Commercial construction	48,456	49,931
Consumer construction	17,905	18,668
Residential mortgage	107,446	111,376
Consumer	110,615	117,581
Total loans	581,236	609,157
Unearned loan fees, net	884	1,239
	$582,120	$610,396

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $322,000 as of June 30, 2013 and $919,000 as of December 31, 2012.

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

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended June 30:

	Loan Balance		Accretable Yield		Total
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$18,335	$12,117	$208	$47	$18,127	$12,070
Loans transferred	6,447	226	—	—	6,447	226
Charge-offs	—	(213)	—	(6)	—	(207)
Payments/accretion	(5,525)	(1,257)	(64)	(5)	(5,461)	(1,252)
Ending balance	$19,257	$10,873	$144	$36	$19,113	$10,837

Information on the activity in transferred loans and related accretable yield is as follows for the six months ended June 30:

	Loan Balance		Accretable Yield		Total
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$17,501	$14,008	$220	$266	$17,281	$13,742
Loans transferred	7,281	342	—	—	7,281	342
Charge-offs	—	(285)	—	(14)	—	(271)
Payments/accretion	(5,525)	(3,192)	(76)	(216)	(5,449)	(2,976)
Ending balance	$19,257	$10,873	$144	$36	$19,113	$10,837

At June 30, 2013, we had pledged loans with a carrying value of $96.3 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

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

To establish the allocated portion of the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class.  We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated allowance.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated allowance.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount.  In general, this impairment is included as part of the allocated allowance for loan losses for troubled debt restructures (“TDR” or “TDRs”) and is charged off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

The following tables presents by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

	Three months ended June 30, 2013
		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,153	$1,677	$437	$11	$1,882	$1,877	$3,188	$11,225
Charge-offs	—	—	(46)	(148)	(1,411)	(211)	—	(1,816)
Recoveries	91	138	—	—	212	26	—	467
Net recoveries (charge-offs)	91	138	(46)	(148)	(1,199)	(185)	—	(1,349)
(Reversal of) provision for loan losses	(1,082)	(281)	(153)	221	1,375	(104)	24	—
Ending Balance	$1,162	$1,534	$238	$84	$2,058	$1,588	$3,212	$9,876

	Six months ended June 30, 2013
		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,070	$1,254	$414	$20	$1,774	$2,040	$3,862	$11,434
Charge-offs	(129)	(1,087)	(134)	(148)	(1,706)	(368)	—	(3,572)
Recoveries	93	149	—	—	326	146	—	714
Net (charge-offs) recoveries	(36)	(938)	(134)	(148)	(1,380)	(222)	—	(2,858)
(Reversal of) provision for loan losses	(872)	1,218	(42)	212	1,664	(230)	(650)	1,300
Ending Balance	$1,162	$1,534	$238	$84	$2,058	$1,588	$3,212	$9,876

Ending balance - individually evaluated for impairment	$109	$33	$—	$—	$147	$—	$—	$289
Ending balance - collectively evaluated for impairment	1,053	1,501	238	84	1,911	1,588	3,212	9,587
	$1,162	$1,534	$238	$84	$2,058	$1,588	$3,212	$9,876

Ending loan balance - individually evaluated for impairment	$14,197	$28,158	$9,648	$16	$14,974	$1,266		$68,259
Ending loan balance - collectively evaluated for impairment	34,976	219,561	38,803	18,090	92,080	110,351		513,861
	$49,173	$247,719	$48,451	$18,106	$107,054	$111,617		$582,120

	Three months ended June 30, 2012
		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,778	$1,871	$1,857	$170	$2,650	$2,518	$1,677	$13,521
Charge-offs	—	(94)	—	—	—	(546)	—	(640)
Recoveries	—	612	—	—	384	73	—	1,069
Net recoveries (charge-offs)	—	518	—	—	384	(473)	—	429
Provision for (reversal of) loan losses	119	(827)	(179)	(40)	(1,530)	205	1,824	(428)
Ending Balance	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522

	Six months ended June 30, 2012
		Commercial	Commercial	Consumer	Residential
	Commercial	Mortgage	Construction	Construction	Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(187)	(320)	(147)	(7)	(514)	(938)	—	(2,113)
Recoveries	—	612	52	—	420	178	—	1,262
Net (charge-offs) recoveries	(187)	292	(95)	(7)	(94)	(760)	—	(851)
Provision for (reversal of) loan losses	316	(741)	(36)	(19)	(1,113)	378	1,787	572
Ending Balance	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522

Ending balance - individually evaluated for impairment	$4	$31	$—	$—	$234	$—	$—	$269
Ending balance - collectively evaluated for impairment	2,893	1,531	1,678	130	1,270	2,250	3,501	13,253
	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522

Ending loan balance - individually evaluated for impairment	$3,757	$27,642	$17,148	$669	$17,934	$1,135		$68,285
Ending loan balance - collectively evaluated for impairment	48,870	272,139	35,690	15,479	98,239	122,093		592,510
	$52,627	$299,781	$52,838	$16,148	$116,173	$123,228		$660,795

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

High Credit Quality (“RR2”) — This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating.  For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt.  Permanent real estate loans on fully-leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition.  No commercial construction loans may carry this rating at inception.  At June 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

Above Average Credit Quality (“RR3”) — This category includes business loans to publicly traded companies with a B rating or better, commercial construction loans with a contingent-free take-out or substantial pre-leasing (75% or more of leasable space) with an LTV ratio of 75% or less, residential construction loans with pre-sold units and an LTV ratio of 70% or less as long as sales are on a noncontingent basis and the overall project is progressing on schedule as originally determined, loans to individuals with liquid assets and strong net worth and the additional ability to service the debt from sources unrelated to the purpose of the credit extension, and monitored credits to borrowers of sound financial condition with approved advance rates providing adequate margin so that collateral can be easily liquidated within 90 days or less.

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

Watch Credits (“RR6”) — This category includes loans to borrowers who have experienced a temporary setback or deterioration in financial condition that should correct itself during the next twelve months, companies whose financial condition has been marginally acceptable for a period of time and prospects for significant improvement are limited, loans to individuals with marginal financial condition, and most credits for start-up operations.  Also included in this category are real estate loans where the project is moderately off original projections, interest reserve may be depleted, with the borrower or guarantor having a questionable or unproved ability to pay interest out of pocket.  Such loans may have modest cost overruns that will cause a shortage in the budget, raising question as to how the project will be completed.  These loans may have a good collateral position, additional collateral, or strong guarantors to mitigate the risk. These credits are considered marginally acceptable, and greater than usual attention is warranted by the account officer and/or loan administration.

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

•                  credits where the borrower is in bankruptcy or the work out effort is proceeding toward legal remedies including foreclosure; and

•                  all nonaccrual loans.

Doubtful (“RR9”) — Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable.  A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term.  Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification.  The classification is a deferral of the estimated loss until its more exact status may be determined.  Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans.  At June 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

Loss (“RR10”) — Losses must be taken as soon as they are realized.  In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified.  In these instances, additional facts or information is necessary to determine the final amount to be charged against the allowance. When applied for these purposes, this risk rating may be used for a period not to exceed six months.  Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard.  This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.  Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged off.  Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged off.  At June 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

Insufficient Information to Rate (“RRX”) — This rating is designed to be a temporary rating until sufficient information is provided to properly evaluate the risk and assign a permanent rating.  If adequate information is not provided in a timely manner, this credit will receive a minimum rating of RR6, requiring quarterly reporting go the Watch Committee.  At June 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of June 30, 2013 and December 31, 2012:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
RR8	$2,590	$2,678	$20,701	$26,262	$9,950	$10,708	$—	$—	$33,241	$39,648
RR7	7,910	7,268	21,701	17,174	10,608	10,355	—	—	40,219	34,797
RR6	9,155	9,966	43,746	48,754	14,106	15,151	—	—	67,007	73,871
RR5	18,567	16,008	99,487	101,312	13,053	12,781	—	—	131,107	130,101
RR4	10,919	11,971	58,994	67,044	734	907	18,106	18,837	88,753	98,759
RR3	—	—	3,090	3,168	—	—	—	—	3,090	3,168
RR1	32	16	—	—	—	—	—	—	32	16
	$49,173	$47,907	$247,719	$263,714	$48,451	$49,902	$18,106	$18,837	$363,449	$380,360

We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming.  Loan performance is reviewed each quarter.  The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of June 30, 2013 and December 31, 2012:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Nonaccrual loans	$5,609	$8,826	$1,087	$961	$179	$12	$6,875	$9,799
Performing loans	101,445	102,519	94,384	100,844	15,967	16,874	211,796	220,237
	$107,054	$111,345	$95,471	$101,805	$16,146	$16,886	$218,671	$230,036

The following tables show the aging of our loans receivable by class.  Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

June 30, 2013:

			90 Days				90 Days
	30-59 Days	60-89 Days	or More	Total		Total	or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(dollars in thousands)
Commercial	$—	$—	$1,154	$1,154	$48,019	$49,173	$—
Commercial mortgage	4,713	1,035	15,228	20,976	226,743	247,719	87
Commercial construction	93	12,708	3,909	16,710	31,741	48,451	—
Consumer construction	—	415	16	431	17,675	18,106	—
Residential mortgage	2,032	3,355	5,609	10,996	96,058	107,054	—
Home equity and 2nd mortgage	2,946	838	1,087	4,871	90,600	95,471	—
Other consumer	163	6	181	350	15,796	16,146	2
	$9,947	$18,357	$27,184	$55,488	$526,632	$582,120	$89

December 31, 2012:

			90 Days				90 Days
	30-59 Days	60-89 Days	or More	Total		Total	or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
	(dollars in thousands)
Commercial	$221	$—	$2,110	$2,331	$45,576	$47,907	$—
Commercial mortgage	8,233	1,698	21,269	31,200	232,514	263,714	—
Commercial construction	2,127	—	4,637	6,764	43,138	49,902	—
Consumer construction	1,075	331	645	2,051	16,786	18,837	—
Residential mortgage	6,847	7,650	9,048	23,545	87,800	111,345	222
Home equity and 2nd mortgage	1,287	416	961	2,664	99,141	101,805	—
Other consumer	13	7	12	32	16,854	16,886	—
	$19,803	$10,102	$38,682	$68,587	$541,809	$610,396	$222

Impaired loans include nonaccrual loans and TDRs.  The following tables show the breakout of impaired loans by class:

				Six Months Ended June 30,
	June 30, 2013			2013			2012
		Unpaid		Average	Interest		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Charge-	Recorded	Income	Charge-
	Investment	Balance	Allowance	Investment	Recognized	Offs	Investment	Recognized	Offs
	(dollars in thousands)
With no related allowance:
Commercial	$6,916	$6,916	$—	$3,880	$77	$129	$4,330	$24	$187
Commercial mortgage	$26,412	$26,412	$—	$28,611	$192	$1,087	$22,911	$260	$320
Commercial construction	$9,648	$9,648	$—	$10,803	$102	$134	$13,571	$162	$147
Consumer construction	$16	$16	$—	$494	$1	$148	$654	$16	$7
Residential mortgage	$9,357	$9,357	$—	$10,913	$160	$1,559	$9,490	$186	$346
Home equity & 2nd mortgage	$1,087	$1,087	$—	$1,077	$6	$368	$1,014	$9	$938
Other consumer	$179	$179	$—	$67	$3	$—	$5	$1	$—
With a related allowance:
Commercial	7,172	7,281	109	7,161	97	—	156	2	—
Commercial mortgage	1,713	1,746	33	1,828	26	—	4,705	68	—
Commercial construction	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Residential mortgage	5,470	5,617	147	5,988	113	147	7,459	142	168
Home equity & 2nd mortgage	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$14,088	$14,197	$109	$11,041	$174	$129	$4,486	$26	$187
Commercial mortgage	$28,125	$28,158	$33	$30,439	$218	$1,087	$27,616	$328	$320
Commercial construction	$9,648	$9,648	$—	$10,803	$102	$134	$13,571	$162	$147
Consumer construction	$16	$16	$—	$494	$1	$148	$654	$16	$7
Residential mortgage	$14,827	$14,974	$147	$16,901	$273	$1,706	$16,949	$328	$514
Home equity & 2nd mortgage	$1,087	$1,087	$—	$1,077	$6	$368	$1,014	$9	$938
Other consumer	$179	$179	$—	$67	$3	$—	$5	$1	$—

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—
Commercial mortgage	$32,561	$32,561	$—
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$11,776	$11,776	$—
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—
With a related allowance:
Commercial	7,150	7,283	133
Commercial mortgage	1,734	1,757	23
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	6,243	6,414	171
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$9,685	$9,818	$133
Commercial mortgage	$34,295	$34,318	$23
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$18,019	$18,190	$171
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—

The following table shows loans in nonaccrual status by class:

	June 30,	December 31,	June 30,
	2013	2012	2012
	(dollars in thousands)
Commercial	$1,154	$2,110	$3,156
Commercial mortgage	15,141	21,269	15,610
Commercial construction	3,909	4,637	5,002
Consumer construction	16	645	669
Residential mortgage	5,609	8,826	7,694
Home equity and 2nd mortgage	1,087	961	1,121
Other consumer	179	12	14
	$27,095	$38,460	$33,266

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the six months ended June 30, 2013 and 2012 was approximately $698,000 and $1.4 million, respectively, and the actual interest income recorded on such loans for the six months ended June 30, 2013 and 2012 was approximately $130,000 and $253,000, respectively.

The following table shows the breakdown of TDRs by portfolio segment:

	June 30,	December 31,	June 30,
	2013	2012	2012
	(dollars in thousands)
Commercial	$13,043	$7,708	$606
Commercial mortgage	19,333	19,443	12,838
Commercial construction	5,739	7,156	12,247
Residential mortgage	11,162	11,657	11,958
	$49,277	$45,964	$37,649

Nonaccrual TDRs (included in above totals)	$8,114	$8,514	$2,630

The following tables show the breakdown of loans we modified during the three and six months ended June 30:

	Three Months Ended June 30,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
	Modifications	Modification	Modification	Modifications	Modification	Modification
	(dollars in thousands)
Commercial	1	$5,358	$5,358	2	$211	$211
Commercial mortgage	—	—	—	2	566	574
Commercial construction	—	—	—	1	5,060	5,060
Residential mortgage	1	339	339	—	—	—
	2	$5,697	$5,697	5	$5,837	$5,845

	Six Months Ended June 30,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
	Modifications	Modification	Modification	Modifications	Modification	Modification
	(dollars in thousands)
Commercial	1	$5,358	$5,358	2	$211	$211
Commercial mortgage	3	396	430	6	2,749	2,757
Commercial construction	—	—	—	2	7,093	7,093
Residential mortgage	1	339	339	1	863	863
	5	$6,093	$6,127	11	$10,916	$10,924

The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate.  As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

During the six months ended June 30, 2013, the allowance for loan losses for TDRs was decreased by $38,000 ($24,000 for commercial and $24,000 for residential mortgage, partially offset by an increase of $10,000 for commercial mortgage).  During the six months ended June 30, 2013, we charged-off $26,000 for a TDR commercial construction loan, $147,000 in TDR residential mortgage loans and $14,000 for a TDR commercial mortgage loan.  We transferred one TDR residential mortgage loan in the amount of $552,000 to real estate acquired through foreclosure.  During the six months ended June 30, 2012, the allowance for loan losses for TDRs was reduced by $14,000 ($26,000 for commercial mortgage partially offset by an increase of $12,000 for residential mortgage) and we charged-off $192,000 for two TDR residential mortgage loans and transferred two TDR residential mortgage loans in the amount of $516,000 to real estate acquired through foreclosure.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average quarterly assets (“leverage”).  As of both June 30, 2013 and December 31, 2012, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of June 30, 2013 and December 31, 2012 were as follows:

			Minimum		To be Well
			Requirements		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2013:
Total capital (to risk-weighted assets):
Consolidated	$(10,028)	(1.4)%	$58,798	8.0%	$73,498	10.0%
Bank	57,572	7.8%	58,898	8.0%	63,623	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(10,028)	(1.4)%	29,399	4.0%	44,099	6.0%
Bank	48,353	6.6%	29,449	4.0%	44,174	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(10,028)	(0.8)%	50,703	4.0%	63,379	5.0%
Bank	48,353	3.8%	50,578	4.0%	63,222	5.0%

December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$(6,525)	(0.8)%	67,262	8.0%	$84,078	10.0%
Bank	61,292	7.3%	67,073	8.0%	83,841	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(6,525)	(0.8)%	33,631	4.0%	50,447	6.0%
Bank	50,777	6.1%	33,536	4.0%	50,304	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(6,525)	(0.5)%	52,932	4.0%	66,165	5.0%
Bank	50,777	3.8%	52,873	4.0%	66,091	5.0%

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

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, December 31, 2011, December 31, 2012, or June 30, 2013.  The failure to achieve these capital requirements could result in further action by our regulators.

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

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board of Richmond (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At June 30, 2013, those capital ratios were (0.8)%, (1.4)%, and (1.4)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $274.2 million at June 30, 2013, have immediate availability to meet our short-term funding needs.  Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $177.5 million at June 30, 2013, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.  We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position and/or improve asset quality.

(6)           Stock Options, Warrants, and Stock Incentives

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The Plan permits the granting of share options and shares to our directors and key employees.  As of June 30, 2013, all options and warrants are fully vested and all compensation expense related to currently outstanding options and warrants has been recognized.

All options expire 10 years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the six months ended June 30:

	2013				2012
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value	Number	Exercise	Contractual	Value
	of Shares	Price	Term (in years)	(in thousands)	of Shares	Price	Term (in years)	(in thousands)
Outstanding at beginning of year	589,478	$6.12			836,228	$7.98
Forfeited/cancelled	(56,550)	11.80			(241,400)	12.40
Outstanding and exercisable at end of period	532,928	5.51	1.9	$389	594,828	6.19	2.7	$—

There were no options or warrants granted or exercised during 2013 or 2012.

Options and warrants outstanding are summarized as follows at June 30, 2013:

	Options and
	Warrants
	Outstanding	Weighted Average
	and	Remaining
	Exercisable	Contractual Life
Exercise Price	(shares)	(in years)
$1.09	18,348	2.0
1.15	347,826	1.7
4.15	11,200	4.8
5.41	2,754	4.5
5.70	19,500	4.7
13.33	7,300	3.8
16.67	4,800	1.8
16.70	1,800	2.3
16.95	2,300	0.3
17.45	16,250	2.5
17.77	70,850	1.6
18.20	4,950	0.8
18.38	16,650	0.5
18.94	2,350	3.4
19.30	6,050	2.8
	532,928

During 2013, we issued 845,414 shares of common stock as an incentive under the Plan.

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

Information relating to the calculation of (loss) income per common share is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average share outstanding - basic and diluted	19,552,065	18,860,482	19,206,274	18,860,482

Net (loss) income (dollars in thousands)	$(1,484)	$5,672	$(3,754)	$7,492

Basic and diluted (loss) income per share	$(0.08)	$0.30	$(0.20)	$0.40

(8)                                 Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended June 30:

	Accumulated Other Comprehensive
	Loss - AFS securities
	2013	2012
	(dollars in thousands)
Balance at beginning of period	$(2,346)	$(2,299)
Other comprehensive (loss) income before reclassification	(1,046)	188
Amounts reclassified to accumulated other comprehensive loss	(15)	—
Net other comprehensive (loss) income during period	(1,061)	188
Balance at end of period	$(3,407)	$(2,111)

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30:

	Accumulated Other Comprehensive
	Loss - AFS securities
	2013	2012
	(dollars in thousands)
Balance at beginning of period	$(1,846)	$(3,022)
Other comprehensive (loss) income before reclassification	(1,528)	637
Amounts reclassified (to) from accumulated other comprehensive loss	(33)	274
Net other comprehensive (loss) income during period	(1,561)	911
Balance at end of period	$(3,407)	$(2,111)

The followings table presents the amounts reclassified into the components of accumulated other comprehensive loss for the three months ended June 30, 2013 (there were no reclassification adjustments for the three months ended June 30, 2012):

	Accumulated Other	Affected Line Item in the
	Comprehensive Loss -	Statement Where Net Loss
	AFS securities	is Presented
	(dollars in thousands)
Realized gain on sale of AFS securities	$(24)	Gain on sale of AFS securities
	9	Tax expense
Total reclassification for period	$(15)	Net of tax

The followings tables presents the amounts reclassified (into) out of the components of accumulated other comprehensive loss for the six months ended June 30:

	2013
	Accumulated Other	Affected Line Item in the
	Comprehensive Loss -	Statement Where Net Loss
	AFS securities	is Presented
	(dollars in thousands)
Realized gain on sale of AFS securities	$(55)	Gain on sale of AFS securities
	22	Tax expense
Total reclassification for period	$(33)	Net of tax

	2012
	Accumulated Other	Affected Line Item in the
	Comprehensive Loss -	Statement Where Net Income
	AFS securities	is Presented
	(dollars in thousands)
Net OTTI charges on AFS securities	$460	Net OTTI charges on AFS securities
	(186)	Tax benefit
Total reclassification for period	$274	Net of tax

(9)                             Fair Value of Financial Instruments

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

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	June 30, 2013
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Loss
	(dollars in thousands)
Securities:
Mortgage-backed securities	$10,611	$—	$10,611	$—	$—
Trust preferred securities	4,236	—	3,045	1,191	—
U.S. government agency notes	60,794	—	60,794	—	—
U.S. Treasury securities	4,770	—	4,770	—	—
Equity securities - banks	877	—	877	—	—
Equity securities - mutual funds	756	—	756	—	—
	$82,044	$—	$80,853	$1,191	$—

Warrants	$650	$—	$—	$650	$—
LHFS	177,508	—	177,508	—	(12,529)
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $219,419)	218,734	—	218,734	—	(6,027)
Forward contracts to sell mortgage-backed securities (notional amount of $261,855)	267,143	—	267,143	—	13,193

	December 31, 2012
			Significant
			Other	Significant	Total Changes
		Quoted	Observable	Unobservable	In Fair Values
	Carrying	Prices	Inputs	Inputs	Included In
	Value	(Level 1)	(Level 2)	(Level 3)	Period Income
	(dollars in thousands)
Securities:
Mortgage-backed securities	$7,134	$—	$7,134	$—	$—
Trust preferred securities	9,181	—	8,226	955	(460	)(1)
U.S. government agency notes	33,537	—	33,537	—	—
U.S. Treasury securities	5,781	—	5,781	—	—
Equity securities - banks	1,256	—	1,256	—	—
Equity securities - mutual funds	787	—	787	—	—
	$57,676	$—	$56,721	$955	$(460)

Warrants	$248	$—	$—	$248	$—
LHFS	404,289	—	404,289	—	5,268
IRLCs (notional amount of $404,645)	410,192	—	410,192	—	3,723
Forward contracts to sell mortgage-backed securities (notional amount of $308,067)	306,682	—	306,682	—	(16,295)

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

As of June 30, 2013, $1.2 million ($10.8 million par value) of our AFS securities (four securities) were classified as Level 3, all of which were pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The fair value of these four securities is primarily a function of the credit quality of the issuer, although there is some sensitivity to interest rate changes.  A change in the rating of a security will affect its value.

The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		Remaining				(2)
		Par	Current Rating/Outlook (1)			Auction	(3)
	Class	Value (4)	Moody’s	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,390	Ca	CC	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of June 30, 2013.
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

(4)	In thousands

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions as follows as of June 30, 2013:

	Cumulative	Deferrals	Credit	Liquidity	Liquidity
	Default (1)	Cured (2)	MTM (3)(6)	Premium (4)	MTM Adj (5)(6)
ALESCO Preferred Funding VII	50%	3.3%	$30.67	11%	$26.82
ALESCO Preferred Funding XI	36%	5.8%	57.42	11%	41.20
MM Community Funding	65%	1.9%	20.13	11%	13.77
MM Community Funding IX	55%	8.1%	43.36	11%	35.31

(1)	The anticipated level of total defaults from the issuers within the pool of performing collateral as of June 30, 2013. There are no recoveries assumed on any default.
(2)	Deferrals that are cured occur 60 months after the initial deferral starts.
(3)	The credit mark to market (“MTM”) represents the discounted value of future cash flows after the assumptions of current and future defaults discounted at the book rate of interest on the security.
(4)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.
(5)

The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(6)	Price per $100.

Fair values were as follows:

	June 30, 2013		December 31, 2012
	Model	Fair Value	Model	Fair Value
	Result (1)	(in thousands)	Result (1)(2)	(in thousands)
ALESCO Preferred Funding VII	$3.85	$39	$2.72	$27
ALESCO Preferred Funding XI	16.22	801	11.84	585
MM Community Funding	6.36	159	5.86	146
MM Community Funding IX	8.05	192	8.14	197
		$1,191		$955

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

Warrants

As of June 30, 2013, outstanding warrants were classified as Level 3.  The fair value of the warrants is primarily a function of the Company’s stock price.  Changes in the price will create corresponding changes to the fair value of the warrants.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30:

	2013		2012
	Securities	Warrants	Securities	Warrants
	(dollars in thousands)
Balance at beginning of period	$1,004	$223	$720	$119
Change in fair value included in additional paid-in capital	—	427	—	(1)
Total unrealized gains included in accumulated other comprehensive loss	187	—	43	—
Balance at end of period	$1,191	$650	$763	$118

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30:

	2013		2012
	Securities	Warrants	Securities	Warrants
	(dollars in thousands)
Balance at beginning of period	$955	$248	$682	$18
Change in fair value included in additional paid-in capital	—	402	—	100
Total realized losses included in other comprehensive income	—	—	(460)	—
Total unrealized gains included in accumulated other comprehensive loss	236	—	541	—
Balance at end of period	$1,191	$650	$763	$118

There were no transfers between any of Levels 1, 2, and 3 during the three or six months ended June 30, 2013 or June 30, 2012.

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

	June 30, 2013
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Impaired loans	$68,259	$—	$—	$68,259
Real estate acquired through foreclosure	9,851	—	—	9,851

	December 31, 2012
			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Impaired loans	$75,910	$—	$—	$75,910
Real estate acquired through foreclosure	18,058	—	—	18,058

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

For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the allowance is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure or is paid off.  Total impaired loans had a carrying value of $68.3 million and $75.9 million as of June 30, 2013 and December 31, 2012, respectively, with allocated allowances of $289,000 and $327,000 as of June 30, 2013 and December 31, 2012, respectively.

See Note 4 for more detailed information about impaired loans by loan class.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the LCM on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $9.9 million as of June 30, 2013 and $18.1 million as of December 31, 2012. During the six months ended June 30, 2013 and 2012, we added $1.6 million and $4.7 million, respectively, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $2.5 million and $941,000, respectively.  We disposed of $7.3 million and $6.5 million of foreclosed properties during the six months ended June 30, 2013 and 2012, respectively.

All Financial Instruments

The carrying value and estimated fair value of financial instruments are summarized in the following tables.  The descriptions of the fair value calculations for AFS securities, LHFS, impaired loans, real estate acquired through foreclosure, warrants, IRLCs, and forward contracts to sell mortgage-backed securities are included in the discussions above.

	June 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$274,205	$274,205	$—	$—	$274,205
AFS securities	82,044	—	80,853	1,191	82,044
LHFS	177,508	—	177,508	—	177,508
Loans receivable	582,120	—	514,272	68,259	582,531
Real estate aquired through foreclosure	9,851	—	—	9,851	9,851
Restricted stock investments	3,517	3,517	—	—	3,517
Liabilities:
Deposits	1,126,147	—	1,133,383	—	1,133,383
Long- and short-term borrowings	41,731	—	43,574	—	43,574
Junior subordinated deferrable interest debentures	52,068	—	36,468	—	36,468
Warrants	650	—	—	650	650
Off Balance Sheet Items:
IRLCs	218,734	—	218,734	—	218,734
Forward contracts to sell mortgage-backed securities	267,143	—	267,143	—	267,143

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$185,781	$185,781	$—	$—	$185,781
AFS securities	57,676	—	56,721	955	57,676
LHFS	404,289	—	404,289	—	404,289
Loans receivable	610,396	—	533,501	75,910	609,411
Real estate acquired through foreclosure	18,058	—	—	18,058	18,058
Restricted stock investments	7,099	7,099	—	—	7,099
Liabilities:
Deposits	1,186,830	—	1,196,913	—	1,196,913
Long- and short-term borrowings	126,981	—	129,859	—	129,859
Junior subordinated deferrable interest debentures	52,068	—	37,018	—	37,018
Warrants	248	—	—	248	248
Off Balance Sheet Items:
IRLCs	410,192	—	410,192	—	410,192
Forward contracts to sell mortgage-backed securities	306,682	—	306,682	—	306,682

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

The fair value for nonperforming loans was determined utilizing FASB guidance on loan impairment.  See above for fair value descriptions for impaired loans.

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

(10)                      Segment Information

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

The following tables present certain information regarding our business segments for the six months ended June 30:

	2013
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total
	(dollars in thousands)
Interest income	$16,597	$4,458	$21,055
Interest expense	4,963	2,555	7,518
Net interest income	11,634	1,903	13,537
Provision for loan losses	1,300	—	1,300
Net interest income after provision for loan losses	10,334	1,903	12,237
Noninterest income	6,757	15,155	21,912
Noninterest expense	29,599	8,303	37,902
Net intersegment income	1,487	(1,487)	—
Net (loss) income before income taxes	$(11,021)	$7,268	$(3,753)
Total assets	$1,038,582	$177,508	$1,216,090

	2012
	Commercial and	Mortgage-
	Consumer Banking	Banking	Total
	(dollars in thousands)
Interest income	$19,190	$3,598	$22,788
Interest expense	6,578	1,298	7,876
Net interest income	12,612	2,300	14,912
Provision for loan losses	572	—	572
Net interest income after provision for loan losses	12,040	2,300	14,340
Noninterest income	3,148	20,066	23,214
Noninterest expense	24,824	5,443	30,267
Net intersegment income	759	(759)	—
Net (loss) income before income taxes	$(8,877)	$16,164	$7,287
Total assets	$974,973	$247,118	$1,222,091

(11)                          Subsequent Event

On July 1, 2013, we became self-insured with respect to employee-related health insurance claims.  We use commercial insurance above our self-insured retentions to reduce our risk of catastrophic loss.  Our reserves for self-insured losses are estimated based on employee claim history.

(12)                          Recent Accounting Pronouncements

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

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”).  The Company had over 600 employees (approximately 594 full-time equivalent employees) as of June 30, 2013.

The Bank, with assets of $1.2 billion as of June 30, 2013, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore.  Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage had assets of $177.5 million and $404.3 million as of June 30, 2013 and December 31, 2012, respectively, and generated revenue of $19.6 million and $23.7 million, respectively, for the six months ended June 30, 2013 and 2012.  First Mariner Mortgage recognized income before income taxes of $7.3 million and $16.2 million during the six months ended June 30, 2013 and 2012, respectively. During 2013, 47% of the originations were made in the state of Maryland, 18% in the immediately surrounding states and Washington, DC., and the remaining 35% in other states throughout the country.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.  See Note 10 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

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

Loans

Allowance for loan losses (the “allowance”)

Our allowance for loan losses represents an estimated amount that, in management’s judgment, will be adequate to absorb probable incurred losses on existing loans. Management uses a disciplined process and methodology to establish the allowance each quarter. The allowance consists of an allocated component and an unallocated component.  To determine the total allowance for loan losses, we estimate the allowance requirements for each loan class, including loans analyzed individually and loans analyzed on a pooled basis.

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

Impairment

We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In general, impaired loans consist of nonaccrual loans and troubled debt restructures (“TDR” or “TDRs”).  We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value (“LTV”) ratio and where collection and repayment efforts are progressing.  We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment.  We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans, collectively for impairment.

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

When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to an amount deemed to be fully collectible, cash receipts may be applied to previously foregone or current interest, and then recorded as recoveries of any amounts previously charged off.  When all doubt about the full collectability of the loan is removed, cash receipts are applied under the contractual terms of the loan agreement.

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

Income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms or until the date of sale or disposition. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. See additional information on loan impairment, nonaccrual status, and related interest recognition above.

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

Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2013 and  December 31, 2012, we maintained a valuation allowance against the full amount of our deferred tax assets.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

Risk Management

Managing risk is an essential component of successfully operating a financial services company.  The risks we face include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational, and strategic.  Risk management starts at the top with the Board of Directors who set the tone and culture towards effective risk management and provides oversight and guidance to management regarding corporate goals, strategic planning, risk assessment, management, and bank-wide performance.  As a result, our risk management approach includes processes for identifying, assessing, managing, monitoring, and reporting risks. An Enterprise Risk Management (“ERM”) Committee, whose membership includes a broad cross-section of line of business and support representatives, has been implemented to ensure the consistency and adequacy of our risk management approach.  In addition, our Internal Audit division provides an independent assessment of our internal control structure and related systems and processes.

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures, and strategies that apply to the entire organization. We are working on establishing a risk framework that provides the foundations of corporate risk capacity, risk appetite, and risk tolerances. Our risk capacity is represented by our available financial resources. Risk capacity sets an absolute limit on risk-assumption in our annual and strategic plans. Consideration must be given to planned or foreseeable events that would reduce risk capacity.

Risk appetite is the aggregate amount of risk we are willing to accept in pursuit of our strategic and financial objectives. By establishing boundaries around risk taking and business decisions and by incorporating the needs and goals of our stockholders, regulators, rating agencies, and customers, our risk appetite is aligned with our priorities and goals. Risk tolerance is expressed primarily in qualitative terms. Our risk appetite and risk tolerances are supported by appropriate risk targets and risk limits that are used to monitor the amount of risk assumed at a granular level.

While overall risk management oversight and governance is provided by the ERM Committee, this is supplemented by other key management governance committees that specifically monitor ongoing credit, asset/liability, mortgage banking risk, and regulatory compliance risk. The ERM Committee has also put into place processes for new products and initiatives applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative.

Financial Condition

Total assets decreased to $1.2 billion at June 30, 2013 from $1.4 billion at December 31, 2012.  Earning assets decreased $221.2 million, or 20.2%, to $874.9 million at June 30, 2013 from $1.1 billion at December 31, 2012 primarily due to a $226.8 million decrease in LHFS and a $28.3 million decrease in loans, partially offset by an $88.4 million increase in cash and cash equivalents and a $24.4 million increase in AFS securities.  Deposits decreased $60.7 million, long- and short-term borrowings decreased by $85.3 million due primarily to payoffs of our short-term FHLB advances and the mortgage loan on a building we own.  Stockholders’ deficit increased by $4.9 million.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $82.0 million and $57.7 million, respectively, in securities classified as AFS as of June 30, 2013 and December 31, 2012.

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

Our AFS securities portfolio composition is as follows:

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Mortgage-backed securities	$10,611	$7,134
Trust preferred securities	4,236	9,181
U.S. government agency notes	60,794	33,537
U.S. Treasury securities	4,770	5,781
Equity securities - banks	877	1,256
Equity securities - mutual funds	756	787
	$82,044	$57,676

LHFS

We originate residential mortgage loans for sale on the secondary market.  At June 30, 2013 and December 31, 2012, such LHFS, which are carried at fair value, amounted to $177.5 million and $404.3 million, respectively, the majority of which are subject to purchase commitments from investors.

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

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve, if deemed necessary, is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor.  Repurchases amounted to $1.1 million for the six months ended June 30, 2013.  We did not repurchase any loans during the six months ended June 30 2012.  Our reserve for potential repurchases was $407,000 and $484,000 as of June 30, 2013 and December 31, 2012, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	June 30,	Percent	December 31,	Percent
	2013	of Total	2012	of Total
	(dollars in thousands)
Commercial	$49,173	8.4%	$47,907	7.9%
Commercial mortgage	247,719	42.6%	263,714	43.2%
Commercial construction	48,451	8.3%	49,902	8.2%
Consumer construction	18,106	3.1%	18,837	3.1%
Residential mortgage	107,054	18.4%	111,345	18.2%
Consumer	111,617	19.2%	118,691	19.4%
Total loans	$582,120	100.0%	$610,396	100.0%

Total loans decreased $28.3 million during 2013.  We experienced lower balances in all loan types, with the exception of commercial loans, which increased $1.3 million.  We remained focused on improving asset quality to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the June 30, 2013 total included above, $35.2 million represents loans made to borrowers for the development of residential real estate.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Raw residential land	$5,001	$5,001
Residential subdivisions	4,773	3,888
Single residential lots	3,397	2,045
Single family construction	10,724	1,978
Multi-family unit construction	11,324	9,860
	$35,219	$22,772

Transferred Loans

In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $19.1 million and $17.3 million, respectively, in mortgage loans that were transferred from LHFS to our mortgage and consumer loan portfolios at June 30, 2013 and December 31, 2012, respectively.

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

For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology.  As June 30, 2013, we divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.  For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

To establish the allocated portion of the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most current and relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated allowance.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated allowance.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on these calculations).  In general, this impairment amount is included as an allocated portion of the allowance for loan losses for TDRs and is charged off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

The risks associated with each portfolio class are as follows:

Commercial and Commercial Mortgage - The primary loan-specific risks in commercial and commercial mortgage loans are: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors, which creates a risk of default, and the risk that real estate collateral values determined through appraisals are not reflective of the true property values.

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

Our commercial loans are generally reviewed individually, in accordance with FASB guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for an allocated allowance.  We use creditworthiness categories to grade commercial loans.  Our internal grading system is based on experiences with similarly graded loans and incorporates a variety of risk considerations, both qualitative and quantitative (see definitions of our various grades and the composition of our loan portfolio within those grades in Note 4 to the Consolidated Financial Statements). Quantitative factors include collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses (see below). We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.

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

Unallocated

The unallocated portion of the allowance is intended to provide for losses that are not identified when establishing the required allocated portion of the allowance and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems.  Management reviews these conditions quarterly.  Economic factors are an important consideration in determining the adequacy of the loan loss allowance.  A strong regional and national economy will reduce the probability of losses.  Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probability of losses.  Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.

In calculating the unallocated portion of the allowance for loan losses, we apply a basis point factor to the respective portfolios for environmental factors.  The addition of these factors represents the top range for the required allowance for the respective portfolios and were as follows as of both June 30, 2013 and December 31, 2012:

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

Each of the above factors is evaluated quarterly.  The basis points applied to all loan segments remained the same at June 30, 2013 compared to December 31, 2012 as management considered the factors to be constant in the first half of 2013.

We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

The following table summarizes the activity in our allowance for loan losses by portfolio segment for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Allowance for loan losses, beginning of period	$11,225	$13,521	$11,434	$13,801
Charge-offs:
Commercial	—	—	(129)	(187)
Commercial mortgage	—	(94)	(1,087)	(320)
Commercial construction	(46)	—	(134)	(147)
Consumer construction	(148)	—	(148)	(7)
Residential mortgage	(1,411)	—	(1,706)	(514)
Consumer	(211)	(546)	(368)	(938)
Total charge-offs	(1,816)	(640)	(3,572)	(2,113)
Recoveries:
Commercial	91	—	93	—
Commercial mortgage	138	612	149	612
Commercial construction	—	—	—	52
Consumer construction	—	—	—	—
Residential mortgage	212	384	326	420
Consumer	26	73	146	178
Total recoveries	467	1,069	714	1,262
Net (charge-offs) recoveries	(1,349)	429	(2,858)	(851)
(Reversal of) provision for loan losses	—	(428)	1,300	572
Allowance for loan losses, end of period	$9,876	$13,522	$9,876	$13,522
Loans (net of premiums and discounts):
Period-end balance	$582,120	$660,795	$582,120	$660,795
Average balance during period	589,530	668,996	598,254	683,136
Allowance as a percentage of period-end loan balance	1.70%	2.05%	1.70%	2.05%
Percent of average loans:
(Reversal of) provision for loan losses	—	(0.26)%	0.44%	0.17%
Net charge-offs (recoveries)	0.92%	(0.26)%	0.96%	0.25%

The following table summarizes our allocation of allowance by loan segment:

	June 30, 2013			December 31, 2012
			Percent			Percent
			of Loans			of Loans
		Percent	to Total		Percent	to Total
	Amount	of Total	Loans	Amount	of Total	Loans
	(dollars in thousands)
Commercial	$1,162	11.8%	8.4%	$2,070	18.1%	7.9%
Commercial mortgage	1,534	15.5%	42.6%	1,254	11.0%	43.2%
Commercial construction	238	2.4%	8.3%	414	3.6%	8.2%
Consumer construction	84	0.9%	3.1%	20	0.2%	3.1%
Residential mortgage	2,058	20.8%	18.4%	1,774	15.5%	18.2%
Consumer	1,588	16.1%	19.2%	2,040	17.8%	19.4%
Unallocated	3,212	32.5%	—	3,862	33.8%	—
Total	$9,876	100.0%	100.0%	$11,434	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $9.9 million at June 30, 2013 and $11.4 million at December 31, 2012.  Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2013, included increases in the allowance for the commercial mortgage, consumer construction, and residential mortgage loan segments.  The changes in the allowances for the respective loan segments were primarily a function of the changes in the corresponding loan balances.  We reduced the level of delinquencies and nonperforming loans due to aggressive workouts and sales of a portion of our nonperforming loan portfolio.

The provision for loan losses recognized to maintain the allowance was $1.3 million and $572,000 for the six months ended June 30, 2013 and 2012, respectively. We did not provide any additional amounts for loan losses during the three months ended June 30, 3013 compared to a reversal of provision of $428,000 for the three months ended June 30, 2012.  We recorded net charge-offs of $2.9 million and $851,000 during the first half of 2013 and 2012, respectively, and $1.3 million and $429,000 for the three months ended June 30, 2013 and 2012, respectively.  During 2013, net charge-offs as compared to average loans outstanding increased to 0.96%, compared to 0.25% during 2012.  We generally record a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated portion of the allowance for loan losses (except with respect to nonaccrual TDRs).

Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan.  They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio.  Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three and six months ended June 30, 2013 amounted to $709,000 and $1.0 million, respectively.  Total partial charge-offs of nonaccrual loans for the three and six months ended June 30, 2012 amounted to $173,000 and $774,000, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three and six months ended June 30, 2013 were $7.4 million and $16.0 million, respectively, and the total amount of nonaccrual loans for which we recorded partial charge-offs for the three and six months ended June 30, 2012 were $1.2 million and $3.4 million, respectively.

Our allowance as a percentage of outstanding loans decreased from 1.87% as of December 31, 2012 to 1.70% as of June 30, 2013, reflecting the improvement in our asset quality.

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

Management believes the allowance for loan losses is adequate as of June 30, 2013 and is sufficient to address the credit losses inherent in the current loan portfolio.  We based this determination on several factors:

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

•                  we calculate our required allocated allowance based upon a rolling 24-month average of actual charge-offs, thereby utilizing current trend data of actual losses and apply these calculated loss percentages to our current loan balance by loan class to determine the required allocated allowance;

•                  we apply environmental factors to calculate an unallocated portion of the allowance, which is meant to cover any negative economic and business trends that may develop; and

•                  the combination of the calculated required allocated allowance plus the unallocated allowance results in a total range for our allowance for loan losses and our actual allowance for loan losses has been within the estimated range.

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

NPAs, expressed as a percentage of total assets, totaled 3.0% at June 30, 2013, 4.1% at December 31, 2012 and 4.6% at June 30, 2012.  The ratio of allowance for loan losses to nonperforming loans was 36.4% at June 30, 2013, 29.7% at December 31, 2012, and 40.6% at June 30, 2012.  The increase in this ratio from December 31, 2012 to June 30, 2013 was a reflection of the decrease in nonperforming loans.  Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2012.  We record a significant amount of charge-offs as it is our policy to charge off all fair value deficiencies instead of carrying an allocated allowance (except with respect to nonaccrual TDRs).

The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	June 30,	December 31,	June 30,
	2013	2012	2012
	(dollars in thousands)
Nonaccruing loans:
Commercial	$1,154	$2,110	$3,156
Commercial mortgage	15,141	21,269	15,610
Commercial construction	3,909	4,637	5,002
Consumer construction	16	645	669
Residential mortgage	5,609	8,826	7,694
Consumer	1,266	973	1,135
	27,095	38,460	33,266
Real estate acquired through foreclosure:
Commercial	83	1,658	1,451
Commercial mortgage	3,630	7,386	9,309
Commercial construction	3,629	3,983	5,614
Consumer construction	237	403	230
Residential mortgage	2,163	4,540	5,739
Consumer	109	88	90
	9,851	18,058	22,433
Total NPAs	$36,946	$56,518	$55,699
Loans past-due 90 days or more and accruing:
Commercial	$—	$—	$—
Commercial mortgage	87	—	—
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	—	222	—
Consumer	2	—	—
	$89	$222	$—

For information on nonaccruing TDRs, see table under “TDRs” later in this section.

Nonaccrual loans amounted to $27.1 million at June 30, 2013 and $38.5 million at December 31, 2012.  The commercial loan nonaccrual balance as of June 30, 2013 consisted of six loans, with the largest balance amounting to $736,000.  All of the nonaccrual commercial loans as of June 30, 2013 were in nonaccrual status as of December 31, 2012.  Of the $2.1 million in nonaccrual commercial loans as of December 31, 2012, two loans in the amount of $168,000 were sold or paid off during 2013, one loan in the amount of $35,000 was charged off, and one loan in the amount of $733,000 was placed back in accrual status.

The commercial mortgage loan nonaccrual balance as of June 30, 2013 consisted of 24 loans, with the largest balance amounting to $5.0 million.  We placed four commercial mortgage loans totaling $420,000 in nonaccrual status in 2013.  Of the balance at December 31, 2012, two commercial mortgage loans for $499,000 were transferred to real estate acquired through foreclosure, $4.9 million were sold or paid off, one loan for $322,000 was placed back in accrual status, and $323,000 were charged off during 2013.

The commercial construction nonaccrual balance as of June 30, 2013 consisted of six loans, with the largest balance amounting to $2.3 million.  All of the nonaccrual commercial construction loans as of June 30, 2013 were also in nonaccrual status as of December 31, 2012.  Of the $4.6 million in commercial construction loans in nonaccrual status as of December 31, 2012, $134,000 were charged off and $474,000 were sold during 2013.

The consumer construction nonaccrual balance as of June 30, 2013 consisted of one loan, which was placed in nonaccrual status during 2013.  Of the balance of consumer construction nonaccrual loans as of December 31, 2012, $82,000 was charged off and $563,000 were sold or paid off.

.

The residential mortgage nonaccrual balance as of June 30, 2013 consisted of 20 loans, with the largest balance amounting to $776,000.  We placed $1.7 million of these loans in nonaccrual status during 2013.  Of the $8.8 million balance of nonaccrual residential mortgage loans at December 31, 2012, we transferred $1.1 million to real estate acquired through foreclosure, sold or received pay-offs of $3.1 million, returned $84,000 to accrual status, and charged off $496,000 during 2013.

The consumer loan nonaccrual balance as of June 30, 2013 consisted of 11 loans, three of which (in the amount of $433,000) were placed in nonaccrual status during 2013.  These loans are well secured and we have determined that they do not require charge-off as of June 30, 2013.

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the six months ended June 30, 2013 and 2012 was approximately $698,000 and $1.4 million, respectively, and the actual interest income recorded on such loans for the six months ended June 30, 2013 and 2012 was approximately $130,000 and $253,000, respectively.

Real estate acquired through foreclosure decreased $8.2 million compared to December 31, 2012, with decreases in all loan segments, with the exception of consumer, due to resolution of the properties through foreclosure sales or buyouts.

The activity in our real estate acquired through foreclosure was as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance at beginning of period	$10,654	$25,531	$18,058	$25,235
Real estate acquired in satisfaction of loans	614	2,095	1,634	4,650
Write-downs and losses on real estate acquired through foreclosure	(674)	(185)	(2,544)	(941)
Proceeds from sales of real estate acquired through foreclosure	(743)	(5,008)	(7,297)	(6,511)
Balance at end of period	$9,851	$22,433	$9,851	$22,433

As of June 30, 2013, we had one commercial mortgage loan in the amount of $87,000 and one consumer loan in the amount of $2,000 that were greater than 90 days past due and still accruing.  We held $222,000 (residential mortgage) in such loans at December 31, 2012.

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

The composition of our TDRs is illustrated in the following table at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Commercial:
Nonaccrual	$—	$—
< 90 days past due/current	$13,043	$7,708
	13,043	7,708
Commercial mortgage:
Nonaccrual	6,316	6,394
< 90 days past due/current	13,017	13,049
	19,333	19,443
Commercial construction:
Nonaccrual	—	101
< 90 days past due/current	5,739	7,055
	5,739	7,156
Residential mortgage:
Nonaccrual	1,798	2,019
< 90 days past due/current	9,364	9,638
	11,162	11,657
Totals:
Nonaccrual	$8,114	$8,514
< 90 days past due/current	$41,163	$37,450
	$49,277	$45,964

The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $1.7 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. The actual interest income recorded on these loans for the six months ended June 30, 2013 and 2012 was $792,000 and $661,000, respectively.

The following tables show the breakdown of loans we modified during the three and six months ended June 30:

	Three Months Ended June 30,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
	Modifications	Modification	Modification	Modifications	Modification	Modification
	(dollars in thousands)
Commercial	1	$5,358	$5,358	2	$211	$211
Commercial mortgage	—	—	—	2	566	574
Commercial construction	—	—	—	1	5,060	5,060
Residential mortgage	1	339	339	—	—	—
	2	$5,697	$5,697	5	$5,837	$5,845

	Six Months Ended June 30,
	2013			2012
		Recorded	Recorded		Recorded	Recorded
		Investment	Investment		Investment	Investment
	Number of	Prior to	After	Number of	Prior to	After
	Modifications	Modification	Modification	Modifications	Modification	Modification
	(dollars in thousands)
Commercial	1	$5,358	$5,358	2	$211	$211
Commercial mortgage	3	396	430	6	2,749	2,757
Commercial construction	—	—	—	2	7,093	7,093
Residential mortgage	1	339	339	1	863	863
	5	$6,093	$6,127	11	$10,916	$10,924

Impaired Loans

The following tables show the breakout of impaired loans by class:

				Six Months Ended June 30,
	June 30, 2013			2013			2012
		Unpaid		Average	Interest		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Charge-	Recorded	Income	Charge-
	Investment	Balance	Allowance	Investment	Recognized	Offs	Investment	Recognized	Offs
	(dollars in thousands)
With no related allowance:
Commercial	$6,916	$6,916	$—	$3,880	$77	$129	$4,330	$24	$187
Commercial mortgage	$26,412	$26,412	$—	$28,611	$192	$1,087	$22,911	$260	$320
Commercial construction	$9,648	$9,648	$—	$10,803	$102	$134	$13,571	$162	$147
Consumer construction	$16	$16	$—	$494	$1	$148	$654	$16	$7
Residential mortgage	$9,357	$9,357	$—	$10,913	$160	$1,559	$9,490	$186	$346
Home equity & 2nd mortgage	$1,087	$1,087	$—	$1,077	$6	$368	$1,014	$9	$938
Other consumer	$179	$179	$—	$67	$3	$—	$5	$1	$—
With a related allowance:
Commercial	7,172	7,281	109	7,161	97	—	156	2	—
Commercial mortgage	1,713	1,746	33	1,828	26	—	4,705	68	—
Commercial construction	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Residential mortgage	5,470	5,617	147	5,988	113	147	7,459	142	168
Home equity & 2nd mortgage	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$14,088	$14,197	$109	$11,041	$174	$129	$4,486	$26	$187
Commercial mortgage	$28,125	$28,158	$33	$30,439	$218	$1,087	$27,616	$328	$320
Commercial construction	$9,648	$9,648	$—	$10,803	$102	$134	$13,571	$162	$147
Consumer construction	$16	$16	$—	$494	$1	$148	$654	$16	$7
Residential mortgage	$14,827	$14,974	$147	$16,901	$273	$1,706	$16,949	$328	$514
Home equity & 2nd mortgage	$1,087	$1,087	$—	$1,077	$6	$368	$1,014	$9	$938
Other consumer	$179	$179	$—	$67	$3	$—	$5	$1	$—

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—
Commercial mortgage	$32,561	$32,561	$—
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$11,776	$11,776	$—
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—
With a related allowance:
Commercial	7,150	7,283	133
Commercial mortgage	1,734	1,757	23
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	6,243	6,414	171
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$9,685	$9,818	$133
Commercial mortgage	$34,295	$34,318	$23
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$18,019	$18,190	$171
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—

Not all of the loans newly classified as impaired since December 31, 2012 required an allocated allowance for impairment, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.  Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

Deposits were $1.1 billion at June 30, 2013 and $1.2 billion at December 31, 2012.  During the six months ended June 30, 2013, we experienced increases in NOW accounts, money market and savings accounts due to the result of successful marketing campaigns.  The decrease in time deposits was due to maturities of nonbrokered national time deposits (see below).

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

The deposit breakdown is as follows:

	June 30, 2013		December 31, 2012
		Percent		Percent
	Balance	of Total	Balance	of Total
	(dollars in thousands)
NOW & money market	$168,847	15.0%	$158,437	13.3%
Savings	64,602	5.7%	60,729	5.1%
Time	791,161	70.3%	857,698	72.3%
Total interest-bearing deposits	1,024,610	91.0%	1,076,864	90.7%
Noninterest-bearing demand deposits	101,537	9.0%	109,966	9.3%
Total deposits	$1,126,147	100.0%	$1,186,830	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of June 30, 2013 and December 31, 2012, our core deposits were $345.5 million and $358.9 million, respectively.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), and a mortgage loan.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances.  We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets.  Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily.  At June 30, 2013, our total available credit line with the FHLB was $130.0 million. Our outstanding FHLB advance balance at June 30, 2013 and December 31, 2012 was $40.0 million and $117.0 million, respectively.

Long-term borrowings, which totaled $40.0 million at June 30, 2013, consist of long-term advances from the FHLB.  At December 31, 2012, long-term borrowings consisted of a mortgage loan on our former headquarters building ($8.5 million) that was paid off during 2013 and $65.0 million in long-term FHLB advances.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings decreased from $53.5 million at December 31, 2012 to $1.7 million at June 30, 2013 due to the payoff of our short-term FHLB advances.  We held $52.0 million in short-term FHLB advances at December 31, 2012.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures outstanding as of both June 30, 2013 and December 31, 2012 totaled $52.1 million.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption date at our option.   All redemption dates have passed and we have not opted to redeem any of the junior subordinated interest debentures.

In 2009, we elected to defer interest payments on the debentures.  This deferral is permitted by the terms of the debentures and does not constitute an event of default thereunder.  Interest on the debentures and dividends on the related Trust Preferred Securities continue to accrue and will have to be paid in full prior to the expiration of the deferral period.  The total deferral period may not exceed 20 consecutive quarters and expires with the last quarter of 2013. First Mariner is currently prohibited from paying such interest under the terms of the agreements with the Federal Reserve Bank of Richmond (“FRB”). (See discussion of the agreements below under “Capital Resources”).

First Mariner Bancorp has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At June 30, 2013, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

Capital Resources

Our stockholders’ deficit deteriorated by $4.9 million in 2013 to a deficit of $13.3 million from a deficit of $8.4 million as of December 31, 2012.

Common stock and additional paid-in-capital increased by $426,000 due to the change in the fair value of the warrants and the issuance of stock to certain officers.  Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, increased by $1.6 million.  Accumulated deficit increased by our 2013 net loss of $3.8 million.

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

Capital is classified as Tier I capital (common stockholders’ deficit less certain intangible assets) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio (Tier I capital to average quarterly assets).

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  As of both June 30, 2013 and December 31, 2012, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action, although, as of both December 31, 2012 and June 30, 2013, the Bank’s Tier I capital ratio met minimal adequacy requirements.

The regulatory capital ratios are shown below:

			Minimum
	June 30,	December 31,	Regulatory
	2013	2012	Requirements
Regulatory capital ratios:
Leverage:
Consolidated	(0.8)%	(0.5)%	4.0%
Bank	3.8%	3.8%	4.0%
Tier I capital to risk-weighted assets:
Consolidated	(1.4)%	(0.8)%	4.0%
Bank	6.6%	6.1%	4.0%
Total capital to risk-weighted assets:
Consolidated	(1.4)%	(0.8)%	8.0%
Bank	7.8%	7.3%	8.0%

On September 18, 2009, the Bank entered into an agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (the “September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010, December 31, 2010, December 31, 2011, December 31, 2012, or June 30, 2013.  The failure to achieve these capital requirements could result in further action by our regulators.

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

First Mariner is also a party to the FRB Agreements which require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively.  At June 30, 2013, those capital ratios were (0.8)%, (1.4)%, and (1.4)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Results of Operations

Net (Loss) Income

Three Months Ended June 30

For the three months ended June 30, 2013, we realized a net loss of $1.5 million compared to net income of $5.7 million for the three month period ended June 30, 2012.  Basic and diluted losses per share for 2013 totaled $0.08 and basic and diluted earnings per share totaled $0.30 for 2012.

Six Months Ended June 30

For the six months ended June 30, 2013, we realized a net loss of $3.8 million compared to net income of $7.5 million for the six month period ended June 30, 2012.  Basic and diluted losses per share for 2013 totaled $0.20 and basic and diluted earnings per share totaled $0.40 for 2012.

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

Three Months Ended June 30

Net interest income for the second quarter of 2013 totaled $6.4 million, compared to $7.3 million for the three months ended June 30, 2012. The decrease in net interest income was primarily due to a decrease in the volume of interest-earning assets.  Our net interest margin decreased to 2.89% for 2013 from 3.07% for 2012.

Interest Income

Total interest income decreased from $11.2 million for the three months ended June 30, 2012 to $9.9 million for the three months ended June 30, 2013.  We experienced a decrease in the yield on average interest-earning assets from 4.69% for the three months ended June 30, 2012 to 4.51% for the three months ended June 30, 2013.  Average interest-earning assets decreased from $946.8 million for the three months ended June 30, 2012 to $875.1 million for the three months ended June 30, 2013.  Yields on earning assets continue to be affected by a relatively low rate environment and interest reversals on nonaccrual loans.

We experienced decreased average balances in all loan segments during 2013, with the exception of consumer construction loans, which increased $1.9 million, primarily due to our efforts to improve asset quality.

Average LHFS decreased $19.1 million primarily due to lower pricing caused by the increasing mortgage rate environment.  Average securities increased by $31.9 million due to the purchase of securities during the quarter in order to utilize some of our excess liquidity.

Interest Expense

Interest expense decreased from $3.8 million for the three months ended June 30, 2012 to $3.5 million for the three months ended June 30, 2013.  We experienced a decrease in the average rate paid on average interest-bearing liabilities from 1.42% for the three months ended June 30, 2012 to 1.22% for the three months ended June 30, 2013, slightly offset by an increase in the level of interest-bearing liabilities of $78.6 million. The decrease in the average rate paid on interest-bearing deposits from 1.27% in 2012 to 1.05% in 2013 was due primarily to our reduction in rates paid on deposits due to our high level of liquidity.

Average interest-bearing deposits increased by $155.3 million due primarily to increases in savings, money market, and time deposit accounts.  Average savings and money market accounts increased as a result of successful marketing campaigns.  The increase in average time deposit accounts was due to increased nonbrokered national deposits (see “Deposits” above for more information on this program).  We experienced an increase in the costs of borrowed funds from 2.21% for the three months ended June 30, 2012 to

3.15% for the three months ended June 30, 2013 due to the change in the mix of types of average borrowed funds during 2013.  We paid off a significant amount of our long-term FHLB advances and our mortgage loan during the second quarter of 2013.

Six Months Ended June 30

Net interest income for the first half of 2013 totaled $13.5 million, compared to $14.9 million for the six months ended June 30, 2012. The decrease in net interest income was primarily due to a decline in yields on average interest-earning assets.  Our net interest margin decreased to 2.77% for 2013 from 3.11% for 2012.

Interest Income

Total interest income decreased from $22.8 million for the six months ended June 30, 2012 to $21.1 million for the six months ended June 30, 2013.  We experienced a decrease in the yield on average interest-earning assets from 4.77% for the six months ended June 30, 2012 to 4.34% for the six months ended June 30, 2013.  Average interest-earning assets increased from $949.5 million for the six months ended June 30, 2012 to $968.7 million for the six months ended June 30, 2013.

We experienced decreased average balances in all loan segments during 2013, with the exception of consumer construction loans, which increased $2.5 million.

Average LHFS increased $88.0 million due to higher origination volume, primarily in the earlier part of 2013.  Average securities increased by $32.0 million due to the purchase of securities during 2013.

Interest Expense

Interest expense decreased to $7.5 million for the six months ended June 30, 2013 from $7.9 million for the same period of 2012.  We experienced a decrease in the average rate paid on average interest-bearing liabilities from 1.46% for the six months ended June 30, 2012 to 1.27% for the six months ended June 30, 2013, slightly offset by an increase in the level of interest-bearing liabilities of $111.4 million. The decrease in the average rate paid on interest-bearing deposits from 1.32% in 2012 to 1.07% in 2013 was due primarily to our reduction in rates paid on deposits due to our high level of liquidity.

Average interest-bearing deposits increased by $167.1 million due primarily to increases in savings and money market accounts (successful marketing campaigns) and time deposit accounts (nonbrokered national deposits — see above).  We experienced an increase in the costs of borrowed funds from 2.21% for the six months ended June 30, 2012 to 3.05% for the six months ended June 30, 2013 due to the change in the mix of types of average borrowed funds during 2013.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.  Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$48,906	$656	5.31%	$51,706	$646	4.94%
Commercial mortgage	252,712	3,764	5.89%	306,197	4,505	5.82%
Commercial construction	48,146	668	5.49%	53,150	722	5.38%
Consumer construction	18,545	258	5.57%	16,682	156	3.74%
Residential mortgage	108,322	1,536	5.67%	115,855	1,512	5.22%
Consumer	112,899	1,349	4.79%	125,406	1,335	4.28%
Total loans	589,530	8,231	5.55%	668,996	8,876	5.27%
LHFS	186,031	1,238	2.66%	205,126	1,919	3.74%
AFS securities	63,083	229	1.45%	31,149	305	3.92%
Interest-bearing deposits	32,901	194	2.36%	34,589	70	0.80%
Restricted stock investments, at cost	3,517	30	3.39%	6,967	—	—
Total earning assets	875,062	9,922	4.51%	946,827	11,170	4.69%
Allowance for loan losses	(11,190)			(13,741)
Cash and other nonearning assets	403,704			242,445
Total assets	$1,267,576	9,922		$1,175,531	11,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$5,015	4	0.32%	$5,910	14	0.97%
Savings	64,752	29	0.18%	59,421	29	0.20%
Money market	166,234	164	0.40%	135,487	180	0.54%
Time	825,222	2,575	1.25%	705,072	2,648	1.51%
Total interest-bearing deposits	1,061,223	2,772	1.05%	905,890	2,871	1.27%
Borrowings	96,430	758	3.15%	173,184	952	2.21%
Total interest-bearing liabilities	1,157,653	3,530	1.22%	1,079,074	3,823	1.42%
Noninterest-bearing demand deposits	104,325			101,718
Other noninterest-bearing liabilities	14,693			14,604
Stockholders’ deficit	(9,095)			(19,865)
Total liabilities and stockholders’ deficit	$1,267,576	3,530		$1,175,531	3,823
Net interest income/net interest spread		$6,392	3.29%		$7,347	3.27%
Net interest margin			2.89%			3.07%

(1)  Nonaccrual loans are included in average loans.

(2)  There are no tax equivalency adjustments.

	Six Months Ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$47,782	$1,265	5.27%	$53,058	$1,357	5.06%
Commercial mortgage	258,063	7,205	5.55%	312,870	9,192	5.81%
Commercial construction	48,917	1,340	5.45%	54,166	1,527	5.58%
Consumer construction	18,859	476	5.04%	16,380	340	4.14%
Residential mortgage	109,420	2,839	5.19%	118,657	3,298	5.56%
Consumer	115,213	2,679	4.67%	128,005	2,766	4.34%
Total loans	598,254	15,804	5.27%	683,136	18,480	5.37%
LHFS	279,446	4,458	3.19%	191,416	3,597	3.76%
AFS securities	59,008	449	1.52%	26,965	584	4.33%
Interest-bearing deposits	27,529	274	1.99%	40,904	127	0.62%
Restricted stock investments, at cost	4,425	70	3.14%	7,064	—	—
Total earning assets	968,662	21,055	4.34%	949,485	22,788	4.77%
Allowance for loan losses	(11,496)			(13,898)
Cash and other nonearning assets	347,469			240,758
Total assets	$1,304,635	21,055		$1,176,345	22,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$4,810	4	0.17%	$5,822	28	0.98%
Savings	63,450	55	0.18%	58,251	55	0.19%
Money market	163,543	402	0.50%	131,383	343	0.52%
Time	843,197	5,264	1.26%	712,471	5,533	1.56%
Total interest-bearing deposits	1,075,000	5,725	1.07%	907,927	5,959	1.32%
Borrowings	118,419	1,793	3.05%	174,109	1,917	2.21%
Total interest-bearing liabilities	1,193,419	7,518	1.27%	1,082,036	7,876	1.46%
Noninterest-bearing demand deposits	105,326			102,221
Other noninterest-bearing liabilities	14,300			14,290
Stockholders’ deficit	(8,410)			(22,202)
Total liabilities and stockholders’ deficit	$1,304,635	7,518		$1,176,345	7,876
Net interest income/net interest spread		$13,537	3.07%		$14,912	3.31%
Net interest margin			2.77%			3.11%

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

	Three Months Ended June 30, 2013 vs. 2012			Six Months Ended June 30, 2013 vs. 2012
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$166	$(156)	$10	$128	$(220)	$(92)
Commercial mortgage	364	(1,105)	(741)	(402)	(1,585)	(1,987)
Commercial construction	86	(140)	(54)	(36)	(151)	(187)
Consumer construction	83	19	102	80	56	136
Residential mortgage	463	(439)	24	(211)	(248)	(459)
Consumer	589	(575)	14	444	(531)	(87)
Total loans	1,751	(2,396)	(645)	3	(2,679)	(2,676)
LHFS	(515)	(166)	(681)	(1,425)	2,286	861
AFS securities	(982)	906	(76)	(1,029)	894	(135)
Interest-bearing deposits	148	(24)	124	273	(126)	147
Restricted stock investments, at cost	30	—	30	70	—	70

Total interest income	432	(1,680)	(1,248)	(2,108)	375	(1,733)

Interest paid on:
Interest-bearing deposits:
NOW	(8)	(2)	(10)	(20)	(4)	(24)
Savings	(9)	9	—	(9)	9	—
Money market	(184)	168	(16)	(50)	109	59
Time	(1,857)	1,784	(73)	(2,238)	1,969	(269)
Total interest-bearing deposits	(2,058)	1,959	(99)	(2,317)	2,083	(234)
Borrowings	1,565	(1,759)	(194)	1,270	(1,394)	(124)

Total interest expense	(493)	200	(293)	(1,047)	689	(358)

Net interest income	$925	$(1,880)	$(955)	$(1,061)	$(314)	$(1,375)

Noninterest Income

We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products (“brokerage fees”), and income from bank-owned life insurance (“BOLI”).

Three Months Ended June 30

Our noninterest income for the three months ended June 30, 2013 totaled $10.3 million, compared to $12.8 million for the three months ended June 30, 2012, a decrease of $2.5 million, primarily due to decreased mortgage-banking revenue.

Mortgage-banking revenue decreased from $11.1 million for the three months ended June 30, 2012 to $5.4 million for the three months ended June 30, 2013 due primarily to lower pricing on loan sales due to higher mortgage rates.  Application volume also decreased for the three months ended June 30, 2013 to $679.8 million from $716.5 million for the same period of 2012.

During 2013, we recognized a gain of $2.9 million on the sale of our 5% remaining interest in the former Mariner Finance entity.

Six Months Ended June 30

Our noninterest income for the six months ended June 30, 2013 totaled $21.9 million, compared to $23.2 million for six months ended June 30, 2012, a decrease of $1.3 million, primarily due to decreased mortgage-banking revenue.

Mortgage-banking revenue decreased from $20.1 million for the six months ended June 30, 2012 to $15.2 million for the six months ended June 30, 2013 due to decreased pricing.  Application volume was relatively stable at $1.4 billion for both 2013 and 2012.

During 2013, we did not recognize any net OTTI charges on AFS securities, compared to $460,000 recorded in 2012.  See “Securities” discussion previously in this Item for more information on these OTTI charges and the related securities. We recognized a gain of $2.9 million on the sale of our portion of the former Mariner Finance entity.

Noninterest Expense

Three Months Ended June 30

For the three months ended June 30, 2013, noninterest expenses increased $3.2 million to $18.2 million compared to $14.9 million for the same period of 2012.

Additional compensation was incurred during the quarter in connection with mortgage-banking activities. Additionally, postage expense increased as a result of direct-mail campaigns of the mortgage division.  Occupancy costs decreased due to the relocation of a substantial amount of our operations from a leased space to a building we own.  We continue to incur significant professional fees for regulatory compliance and capital raise efforts.  Corporate insurance expense increased as the renewal rates increased in late 2012.

Six Months Ended June 30

For the six months ended June 30, 2013, noninterest expenses increased $7.6 million to $37.9 million compared to $30.3 million for the same period of 2012.

Additional compensation, advertising expense, and postage expense was incurred during the period in connection with mortgage-banking activities. We continue to incur significant professional fees for regulatory compliance and capital raise efforts.  Write-downs, losses, and costs of real estate acquired through foreclosure increased $1.5 million as we continued to take write-downs and aggressively dispose of foreclosed assets.  Corporate insurance expense increased as the renewal rates increased in late 2012.

The following table shows the breakout of other noninterest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Office supplies	$212	$127	$348	$248
Printing	20	140	94	218
Marketing/promotion	31	234	256	558
Overnight delivery/courier	167	135	302	270
Security	41	41	115	119
Dues and subscriptions	144	107	260	212
Director fees	81	70	162	164
Employee education and training	31	19	114	53
Automobile expense	49	26	78	54
Travel and entertainment	69	64	178	126
Other	714	496	1,390	929
	$1,559	$1,459	$3,297	$2,951

Income Taxes

We have set up a valuation allowance against the full amount of our deferred taxes as of both June 30, 2013 and December 31, 2012.  The $205,000 tax benefit recorded in 2012 represents an anticipated recovery of state taxes paid in 2010 as a result of a net operating loss carryback.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $299.5 million at June 30, 2013. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $8.2 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $219.4 million at June 30, 2013 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $4.2 million at June 30, 2013 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $10.9 million at June 30, 2013 are generally open ended. At June 30, 2013, available home equity lines totaled $56.8 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of June 30, 2013, we anticipate expending approximately $1.5 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $274.2 million at June 30, 2013, have immediate availability to meet our short-term funding needs.  Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. LHFS, which totaled $177.5 million at June 30, 2013, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position and/or improve asset quality.  Our loan to deposit ratio stood at 51.7% at June 30, 2013 and 51.4% at December 31, 2012.

We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  At June 30, 2013, our total available credit line with the FHLB was $130.0 million. Our outstanding FHLB advance balance was $40.0 million at June 30, 2013 and $117.0 million at December 31, 2012.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At June 30, 2013, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

First Mariner Bancorp is a separate entity and apart from First Mariner Bank and must provide for its own liquidity. In addition to its operating expenses, First Mariner Bancorp is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. A significant amount of First Mariner Bancorp’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to First Mariner Bancorp by First Mariner Bank is limited under Maryland law. As noted earlier, First Mariner and its bank subsidiary have entered into agreements with the FRB, FDIC, and the Commissioner that, among other things, require First Mariner and the Bank to obtain the prior approval of regulators before paying interest on the junior subordinated deferrable interest debentures or a dividend or otherwise making a distribution on stock. First Mariner has elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its Trust Preferred Securities offerings. First Mariner is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

The Bank, through First Mariner Mortgage, enters into IRLCs, under which we originate residential mortgage loans with interest rates determined prior to funding. IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 60 days. For these IRLCs, we attempt to protect the Company from changes in interest rates through the use of forward sales of to be issued (“TBA”) mortgage-backed securities.

We are exposed to price risk from the time a mortgage loan closes until the time the loan is sold. To manage this risk, we utilize forward sales of TBA mortgage-backed securities.  During the period of the rate lock commitment and from the time a loan is closed with the borrowers and sold to investors, we remain exposed to basis (execution, timing, and/or volatility) risk in that the changes in value of our hedges may not equal or completely offset the changes in value of the rate commitments being hedged. This can result due to changes in the market demand for our mortgage loans brought about by supply and demand considerations and perceptions about credit risk relative to the agency securities. We also mitigate counterparty risk by entering into commitments with proven counterparties and pre-approved financial intermediaries.

The market value of IRLCs is not readily ascertainable with precision because they are not actively traded in stand-alone markets.  The Bank determines the fair value of IRLCs by measuring the change in the value of the underlying asset, while taking into consideration the probability that the IRLCs will close.

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	June 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
IRLCs	$219,419	$218,734	$404,645	$410,192
Forward contracts to sell mortgage-backed securities	261,855	267,143	308,067	306,682

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

Subsequent Event

On July 1, 2013, we became self-insured with respect to employee-related health insurance claims.  We use commercial insurance above our self-insured retentions to reduce our risk of catastrophic loss.  Our reserves for self-insured losses are estimated based on employee claim history.

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2013, we had a one-year cumulative positive gap of approximately $407.9 million compared to a one-year cumulative positive gap of approximately $5.0 million at December 31, 2012.

While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed-rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At June 30, 2013, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	3.91%	(6.53)%

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the three months ended June 30, 2013.

Item 3 - Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not Applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

10.1	Retention and Success Bonus Agreement between First Mariner Bank and Mark Keidel (Filed herewith)

10.2	Retention and Success Bonus Agreement between First Mariner Bank and Paul Susie (Filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Stockholders’ Deficit; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*  Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	August 14, 2013	By:	/s/ Mark A. Keidel
Mark A. Keidel
Principal Executive Officer

Date:	August 14, 2013	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

10.1	Retention and Success Bonus Agreement between First Mariner Bank and Mark Keidel (Filed herewith)

10.2	Retention and Success Bonus Agreement between First Mariner Bank and Paul Susie (Filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Stockholders’ Deficit; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*  Furnished, not filed.