Form 10-Q
period 2013-09-30
FIRST MARINER BANCORP
filed 2013-11-14
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

The number of shares of common stock outstanding as of November 8, 2013 is 19,705,896 shares.

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

•
our ability to meet our liquidity needs, including the payment of deferred interest on our junior subordinated deferrable interest debentures upon the expiration of the permitted 20-quarter deferral period in January, 2014;

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

•	increased loan delinquencies and/or an escalation in problem assets and foreclosures;

•	a reduction in the value of certain assets held by us;

•	the imposition of additional enforcement actions by bank regulatory authorities upon First Mariner Bank or First Mariner Bancorp;

•	the success and timing of our business strategies and our ability to effectively carry out our business and capital plans;

•	unanticipated regulatory or judicial proceedings;

•	our ability to effectively manage market risk, credit risk, and operational risk;

•	our ability to realize income through our mortgage-banking operations;

•	a decline in demand for our products and services;

•	our ability to attract and retain deposits;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	changes in consumer spending and savings habits;

•	our ability to retain key employees;

•	our estimates of self-insurance accruals and future liability;

•	the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party;

•	adverse changes in the securities’ markets;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest-sensitive assets and liabilities;

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$121,727	$169,225
Federal funds sold and interest-bearing deposits	28,935	16,556
Securities available for sale (“AFS”), at fair value	134,129	57,676
Loans held for sale (“LHFS”), at fair value	128,584	404,289
Loans receivable	560,316	610,396
Allowance for loan losses	(9,200)	(11,434)
Loans, net	551,116	598,962
Real estate acquired through foreclosure	19,368	18,058
Restricted stock investments	3,517	7,099
Premises and equipment, net	37,521	37,651
Accrued interest receivable	3,180	4,387
Bank-owned life insurance (“BOLI”)	39,354	38,601
Prepaid expenses and other assets	17,162	25,025

Total assets	$1,084,593	$1,377,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$97,965	$109,966
Interest-bearing	883,300	1,076,864
Total deposits	981,265	1,186,830
Short-term borrowings	3,180	53,466
Long-term borrowings	40,000	73,515
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities (of which $179 and $248 are at fair value, respectively)	25,710	20,022
Total liabilities	1,102,223	1,385,901

Stockholders’ deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 19,705,896 and 18,860,482 shares issued and outstanding, respectively	981	939
Additional paid-in capital	80,726	79,872
Accumulated deficit	(98,506)	(87,337)
Accumulated other comprehensive loss	(831)	(1,846)
Total stockholders’ deficit	(17,630)	(8,372)

Total liabilities and stockholders’ deficit	$1,084,593	$1,377,529

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Interest income:
Loans	$9,292	$11,567	$29,554	$33,644
Securities and other earning assets	519	352	1,312	1,063
Total interest income	9,811	11,919	30,866	34,707
Interest expense:
Deposits	2,390	2,898	8,115	8,857
Short-term borrowings	2	35	20	99
Long-term borrowings	727	927	2,502	2,780
Total interest expense	3,119	3,860	10,637	11,736
Net interest income	6,692	8,059	20,229	22,971
Provision for loan losses	—	—	1,300	572
Net interest income after provision for loan losses	6,692	8,059	18,929	22,399
Noninterest income:
Total other-than-temporary impairment (“OTTI”) charges	—	—	—	175
Less: Portion included in other comprehensive loss (pre-tax)	—	—	—	(635)
Net OTTI charges on AFS securities	—	—	—	(460)
Mortgage-banking revenue	548	15,384	15,703	35,450
ATM fees	558	649	1,697	2,067
Service fees on deposits	668	623	1,995	1,927
(Loss) gain on sale of AFS securities	(4)	—	51	—
Gain (loss) on disposition and sale of premises and equipment and other assets	23	(949)	20	(1,271)
Commissions on sales of nondeposit investment products	54	62	213	211
Gain on sale of minority interest in Mariner Finance	—	—	2,885	—
Income from BOLI	242	273	753	853
Other	291	238	975	717
Total noninterest income	2,380	16,280	24,292	39,494
Noninterest expense:
Salaries and employee benefits	6,499	6,107	19,804	17,438
Occupancy	2,100	1,835	6,358	6,343
Furniture, fixtures, and equipment	467	332	1,252	1,018
Professional services	656	973	3,373	2,085
Advertising	289	189	1,066	609
Data processing	1,143	403	1,764	1,237
ATM servicing expenses	95	225	292	678
Write-downs, losses, and costs of real estate acquired through foreclosure	560	1,325	4,257	3,539
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	1,021	1,009	3,359	3,131
Service and maintenance	649	644	2,156	1,799
Corporate Insurance	776	695	2,356	1,571
Consulting fees	516	395	1,345	1,319
Postage	231	740	2,225	1,421
Other	1,701	1,541	4,998	4,492
Total noninterest expense	16,703	16,413	54,605	46,680
Net (loss) income before income taxes	(7,631)	7,926	(11,384)	15,213
Income tax benefit	(216)	—	(215)	(205)
Net (loss) income	$(7,415)	$7,926	$(11,169)	$15,418
Net (loss) income per common share - basic and diluted	$(0.38)	$0.42	$(0.58)	$0.82
See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Net (loss) income	$(7,415)	$7,926	$(11,169)	$15,418
Other comprehensive income items:
Unrealized holding gains on securities arising during the period (net of tax expense of $1,742, $293, $707, and $724, respectively)	2,574	433	1,045	1,070
Reclassification adjustment for net losses (gains) on securities (net of tax (expense) benefit of $2, $0, $(21), and $186, respectively) included in net (loss) income	2	—	(30)	274
Total other comprehensive income	2,576	433	1,015	1,344
Total comprehensive (loss) income	$(4,839)	$8,359	$(10,154)	$16,762

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ Deficit
(dollars in thousands except per share data)

	Nine Months Ended September 30, 2013 (unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at January 1, 2013	18,860,482	$939	$79,872	$(87,337)	$(1,846)	$(8,372)
Net loss	—	—	—	(11,169)	—	(11,169)
Common stock issued, net of costs	845,414	42	255	—	—	297
Stock-based compensation expense	—	—	530	—	—	530
Change in fair value of warrants	—	—	69	—	—	69
Changes in unrealized losses on securities, net of taxes	—	—	—	—	1,015	1,015
Balance at September 30, 2013	19,705,896	$981	$80,726	$(98,506)	$(831)	$(17,630)

	Nine Months Ended September 30, 2012 (unaudited)
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at January 1, 2012	18,860,482	$939	$80,125	$(103,454)	$(3,022)	$(25,412)
Net income	—	—	—	15,418	—	15,418
Costs of common stock issued, net	—	—	(22)	—	—	(22)
Change in fair value of warrants	—	—	(97)	—	—	(97)
Changes in unrealized losses on securities, net of taxes	—	—	—	—	1,344	1,344
Balance at September 30, 2012	18,860,482	$939	$80,006	$(88,036)	$(1,678)	$(8,769)

See accompanying notes to consolidated financial statements.

First Mariner Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(11,169)	$15,418
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,171	2,043
(Accretion) amortization of unearned loan fees and costs, net	(30)	496
Amortization of discounts on mortgage-backed securities, net	36	6
Origination fees and gains on sale of mortgage loans	(14,514)	(33,615)
Net OTTI charges on AFS securities	—	460
Gain on sale of AFS securities	(51)	—
Gain on sale of minority interest in Mariner Finance	(2,885)	—
(Gain) loss on disposition and sale of premises and equipment and other assets	(20)	1,271
Decrease in accrued interest receivable	1,207	10
Provision for loan losses	1,300	572
Write-downs and losses on sale of real estate acquired through foreclosure	2,793	1,818
Increase in cash surrender value of BOLI	(753)	(853)
Originations of mortgage LHFS	(1,727,355)	(1,773,267)
Proceeds from sales of mortgage LHFS	2,004,646	1,617,977
Net increase in accrued expenses and other liabilities	3,606	5,736
Net decrease (increase) in prepaids and other assets	6,062	(4,283)
Net cash provided by (used in) operating activities	265,044	(166,211)
Cash flows from investing activities:
Loan principal repayments, net	37,939	49,315
Sales of held-for-investment loans	10,536	—
Repurchase of loans previously sold	(1,307)	(827)
Sale of restricted stock investments	3,582	256
Proceeds from disposal of premises and equipment	648	—
Purchases of premises and equipment	(2,670)	(2,571)
Activity in AFS securities:
Maturities/calls/repayments	12,415	9,217
Sales	4,511	—
Purchases	(88,681)	(29,001)
Proceeds from sales of real estate acquired through foreclosure	8,232	9,722
Proceeds from sale of minority interest in Mariner Finance	4,000	—
Net cash (used in) provided by investing activities	(10,795)	36,111
Cash flows from financing activities:
Net (decrease) increase in deposits	(205,566)	93,392
Net decrease in other borrowed funds	(83,802)	(852)
Net costs of stock issuance	—	(22)
Net cash (used in) provided by financing activities	(289,368)	92,518
Decrease in cash and cash equivalents	(35,119)	(37,582)
Cash and cash equivalents at beginning of period	185,781	148,789
Cash and cash equivalents at end of period	$150,662	$111,207
Supplemental information:
Interest paid on deposits and borrowed funds	$9,571	$10,522
Real estate acquired in satisfaction of loans	$12,335	$6,283
Transfers of LHFS to loan portfolio	$12,928	$342

See accompanying notes to consolidated financial statements

First Mariner Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the three and
nine months ended September 30, 2013 and 2012 is unaudited)

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

The consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of financial position and results of operations for those periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that will be achieved for the entire year or any future interim period.

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

(3)    Securities

The composition of our securities portfolio (all AFS) is as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Mortgage-backed securities	$54,766	$564	$643	$54,687
Trust preferred securities	6,111	497	337	6,271
U.S. government agency notes	69,411	78	665	68,824
U.S. Treasury securities	2,762	3	—	2,765
Equity securities - banks	1,175	—	346	829
Equity securities - mutual funds	750	3	—	753
	$134,975	$1,145	$1,991	$134,129

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Mortgage-backed securities	$7,040	$169	$75	$7,134
Trust preferred securities	11,246	79	2,144	9,181
U.S. government agency notes	33,435	107	5	33,537
U.S. Treasury securities	5,779	2	—	5,781
Equity securities - banks	1,288	16	48	1,256
Equity securities - mutual funds	750	37	—	787
	$59,538	$410	$2,272	$57,676

Contractual maturities of debt securities at September 30, 2013 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$36,364	$36,075
Due after one year through five years	33,809	33,575
Due after five years through ten years	2,000	1,939
Due after ten years	6,111	6,271
Mortgage-backed securities	54,766	54,687
	$133,050	$132,547

The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities:

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$27,090	$553	$1,761	$90	$28,851	$643
Trust preferred securities	—	—	5,129	337	5,129	337
U.S. government agency notes	39,557	665	—	—	39,557	665
Equity securities - banks	829	346	—	—	829	346
	$67,476	$1,564	$6,890	$427	$74,366	$1,991

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$3,552	$75	$—	$—	$3,552	$75
Trust preferred securities	—	—	5,027	2,144	5,027	2,144
U.S. government agency notes	9,139	5	—	—	9,139	5
Equity securities - banks	1,035	47	123	1	1,158	48
	$13,726	$127	$5,150	$2,145	$18,876	$2,272

The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity.  We consider the decline in value for four pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000 during the nine months ended September 30, 2012.  No additional OTTI charges were required during 2013.  See additional information on the pooled trust preferred securities in Note 9.

The following shows the activity in OTTI related to credit losses for the nine months ended September 30:

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

At September 30, 2013, we held securities with an aggregate carrying value (fair value) of $51.4 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, government deposits, and customer deposits.

(4)    Loans Receivable (Financing Receivables) and Allowance for Loan Losses

Loans receivable are summarized as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial	$48,789	$47,976
Commercial mortgage	222,782	263,666
Commercial construction	48,595	49,872
Consumer construction	19,834	19,005
Residential mortgage	111,640	111,314
Consumer	109,838	119,802
Total loans	561,478	611,635
Unearned loan fees, net	(1,162)	(1,239)
	$560,316	$610,396

Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $299,000 as of September 30, 2013 and $919,000 as of December 31, 2012.

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

Information on the activity in transferred loans and related accretable yield is as follows for the three months ended September 30:

	Loan Balance		Accretable Yield		Total
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$19,257	$10,873	$144	$36	$19,113	$10,837
Loans transferred	5,647	—	—	—	5,647	—
Charge-offs	(703)	(781)	(13)	(4)	(690)	(777)
Payments/sales/accretion	(1,754)	(1,625)	(8)	(8)	(1,746)	(1,617)
Ending balance	$22,447	$8,467	$123	$24	$22,324	$8,443

Information on the activity in transferred loans and related accretable yield is as follows for the nine months ended September 30:

	Loan Balance		Accretable Yield		Total
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$17,501	$14,008	$220	$266	$17,281	$13,742
Loans transferred	12,928	342	—	—	12,928	342
Charge-offs	(703)	(1,066)	(13)	(18)	(690)	(1,048)
Payments/sales/accretion	(7,279)	(4,817)	(84)	(224)	(7,195)	(4,593)
Ending balance	$22,447	$8,467	$123	$24	$22,324	$8,443

At September 30, 2013, we had pledged loans with a carrying value of $89.2 million as collateral for Federal Home Loan Bank (“FHLB”) advances.

Credit Quality

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our portfolio loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology and have divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.

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

The following tables present, by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:

	Three Months Ended September 30, 2013
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$1,162	$1,534	$238	$84	$2,058	$1,588	$3,212	$9,876
Charge-offs	—	—	(1,196)	—	(136)	(129)	—	(1,461)
Recoveries	6	14	—	61	626	78	—	785
Net recoveries (charge-offs)	6	14	(1,196)	61	490	(51)	—	(676)
(Reversal of) provision for loan losses	(852)	(554)	1,665	(106)	(947)	(174)	968	—
Ending Balance	$316	$994	$707	$39	$1,601	$1,363	$4,180	$9,200

	Nine Months Ended September 30, 2013
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,070	$1,254	$414	$20	$1,774	$2,040	$3,862	$11,434
Charge-offs	(129)	(1,087)	(1,330)	(148)	(1,842)	(497)	—	(5,033)
Recoveries	99	163	—	61	952	224	—	1,499
Net charge-offs	(30)	(924)	(1,330)	(87)	(890)	(273)	—	(3,534)
(Reversal of) provision for loan losses	(1,724)	664	1,623	106	717	(404)	318	1,300
Ending Balance	$316	$994	$707	$39	$1,601	$1,363	$4,180	$9,200

Ending balance - individually evaluated for impairment	$96	$30	$—	$—	$117	$—	$—	$243
Ending balance - collectively evaluated for impairment	220	964	707	39	1,484	1,363	4,180	8,957
	$316	$994	$707	$39	$1,601	$1,363	$4,180	$9,200

Ending loan balance - individually evaluated for impairment	$13,416	$19,646	$11,877	$426	$14,955	$1,435		$61,755
Ending loan balance - collectively evaluated for impairment	35,283	203,122	36,698	19,181	96,829	107,448		498,561
	$48,699	$222,768	$48,575	$19,607	$111,784	$108,883		$560,316

	Three Months Ended September 30, 2012
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,897	$1,562	$1,678	$130	$1,504	$2,250	$3,501	$13,522
Charge-offs	—	(253)	(206)	—	(365)	(638)	—	(1,462)
Recoveries	—	—	—	—	5	31	—	36
Net charge-offs	—	(253)	(206)	—	(360)	(607)	—	(1,426)
(Reversal of) provision for loan losses	(901)	299	(992)	91	434	391	678	—
Ending Balance	$1,996	$1,608	$480	$221	$1,578	$2,034	$4,179	$12,096

	Nine Months Ended September 30, 2012
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,768	$2,011	$1,809	$156	$2,711	$2,632	$1,714	$13,801
Charge-offs	(187)	(573)	(353)	(7)	(879)	(1,576)	—	(3,575)
Recoveries	—	612	52	—	425	209	—	1,298
Net (charge-offs) recoveries	(187)	39	(301)	(7)	(454)	(1,367)	—	(2,277)
(Reversal of) provision for loan losses	(585)	(442)	(1,028)	72	(679)	769	2,465	572
Ending Balance	$1,996	$1,608	$480	$221	$1,578	$2,034	$4,179	$12,096

Ending balance - individually evaluated for impairment	$149	$24	$—	$—	$202	$—	$—	$375
Ending balance - collectively evaluated for impairment	1,847	1,584	480	221	1,376	2,034	4,179	11,721
	$1,996	$1,608	$480	$221	$1,578	$2,034	$4,179	$12,096

Ending loan balance - individually evaluated for impairment	$9,872	$32,810	$11,652	$655	$17,740	$936		$73,665
Ending loan balance - collectively evaluated for impairment	35,845	263,464	36,667	18,231	95,075	120,521		569,803
	$45,717	$296,274	$48,319	$18,886	$112,815	$121,457		$643,468

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

High Credit Quality (“RR2”) — This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating.  For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with a loan-to-value (“LTV”) ratio of 80% or less and adequate cash flow to service the debt.  Permanent real estate loans on fully-leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants’ financial condition.  No commercial construction loans may carry this rating at inception.  At September 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

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

Doubtful (“RR9”) — Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable.  A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term.  Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification.  The classification is a deferral of the estimated loss until its more exact status may be determined.  Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans.  At September 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

Loss (“RR10”) — Losses must be taken as soon as they are realized.  In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified.  In these instances, additional facts or information is necessary to determine the final amount to be charged against the allowance. When applied for these purposes, this risk rating may be used for a period not to exceed six months.  Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard.  This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.  Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged off.  Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged off.  At September 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

Insufficient Information to Rate (“RRX”) — This rating is designed to be a temporary rating until sufficient information is provided to properly evaluate the risk and assign a permanent rating.  If adequate information is not provided in a timely manner, this credit will receive a minimum rating of RR6, requiring quarterly reporting go the Watch Committee.  At September 30, 2013 and December 31, 2012, none of our loans carried this risk rating.

The following table shows the credit quality breakdown of our commercial loan portfolio by class as of September 30, 2013 and December 31, 2012:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
RR8	$2,696	$2,678	$10,648	$26,262	$16,651	$10,708	$—	$—	$29,995	$39,648
RR7	8,047	7,268	22,247	17,174	3,124	10,355	—	—	33,418	34,797
RR6	10,395	9,966	43,947	48,754	14,119	15,151	—	—	68,461	73,871
RR5	17,936	16,008	90,658	101,312	14,681	12,781	—	—	123,275	130,101
RR4	9,601	11,971	52,217	67,044	—	907	19,607	18,837	81,425	98,759
RR3	—	—	3,051	3,168	—	—	—	—	3,051	3,168
RR1	24	16	—	—	—	—	—	—	24	16
	$48,699	$47,907	$222,768	$263,714	$48,575	$49,902	$19,607	$18,837	$339,649	$380,360

We do not individually grade residential mortgage or consumer loans.  Such loans are classified as performing or nonperforming.  Loan performance is reviewed each quarter.  The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of September 30, 2013 and December 31, 2012:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Nonaccrual loans	$5,615	$8,826	$1,265	$961	$170	$12	$7,050	$9,799
Performing loans	106,169	102,519	90,594	100,844	16,854	16,874	213,617	220,237
	$111,784	$111,345	$91,859	$101,805	$17,024	$16,886	$220,667	$230,036

The following tables show the aging of our loans receivable by class.  Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
	(dollars in thousands)
Commercial	$193	$74	$370	$637	$48,062	$48,699	$—
Commercial mortgage	5,530	7,876	8,375	21,781	200,987	222,768	1,997
Commercial construction	93	—	6,089	6,182	42,393	48,575	—
Consumer construction	—	139	426	565	19,042	19,607	—
Residential mortgage	—	2,285	7,005	9,290	102,494	111,784	1,390
Home equity and 2nd mortgage	2,026	3,263	1,316	6,605	85,254	91,859	51
Other consumer	19	—	170	189	16,835	17,024	—
	$7,861	$13,637	$23,751	$45,249	$515,067	$560,316	$3,438

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
	(dollars in thousands)
Commercial	$221	$—	$2,110	$2,331	$45,576	$47,907	$—
Commercial mortgage	8,233	1,698	21,269	31,200	232,514	263,714	—
Commercial construction	2,127	—	4,637	6,764	43,138	49,902	—
Consumer construction	1,075	331	645	2,051	16,786	18,837	—
Residential mortgage	6,847	7,650	9,048	23,545	87,800	111,345	222
Home equity and 2nd mortgage	1,287	416	961	2,664	99,141	101,805	—
Other consumer	13	7	12	32	16,854	16,886	—
	$19,803	$10,102	$38,682	$68,587	$541,809	$610,396	$222

Impaired loans include nonaccrual loans and TDRs.  The following tables show the breakout of impaired loans by class:

				Nine Months Ended September 30,
	September 30, 2013			2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge- Offs	Average Recorded Investment	Interest Income Recognized	Charge- Offs
	(dollars in thousands)
With no related allowance:
Commercial	$6,136	$6,136	$—	$4,444	$79	$129	$3,895	$38	$187
Commercial mortgage	$17,909	$17,909	$—	$25,936	$228	$1,087	$24,772	$409	$573
Commercial construction	$11,877	$11,877	$—	$11,071	$139	$1,330	$13,091	$85	$353
Consumer construction	$426	$426	$—	$477	$5	$148	$654	$22	$7
Residential mortgage	$9,362	$9,362	$—	$10,525	$209	$1,695	$9,484	$191	$711
Home equity & 2nd mortgage	$1,265	$1,265	$—	$1,124	$13	$497	$990	$20	$1,576
Other consumer	$170	$170	$—	$93	$11	$—	$7	$—	$—
With a related allowance:
Commercial	7,184	7,280	96	7,167	98	—	1,901	103	—
Commercial mortgage	1,707	1,737	30	1,798	25	—	4,137	35	—
Commercial construction	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Residential mortgage	5,476	5,593	117	5,860	169	147	8,363	322	168
Home equity & 2nd mortgage	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$13,320	$13,416	$96	$11,611	$177	$129	$5,796	$141	$187
Commercial mortgage	$19,616	$19,646	$30	$27,734	$253	$1,087	$28,909	$444	$573
Commercial construction	$11,877	$11,877	$—	$11,071	$139	$1,330	$13,091	$85	$353
Consumer construction	$426	$426	$—	$477	$5	$148	$654	$22	$7
Residential mortgage	$14,838	$14,955	$117	$16,385	$378	$1,842	$17,847	$513	$879
Home equity & 2nd mortgage	$1,265	$1,265	$—	$1,124	$13	$497	$990	$20	$1,576
Other consumer	$170	$170	$—	$93	$11	$—	$7	$—	$—

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—
Commercial mortgage	$32,561	$32,561	$—
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$11,776	$11,776	$—
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—
With a related allowance:
Commercial	7,150	7,283	133
Commercial mortgage	1,734	1,757	23
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	6,243	6,414	171
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$9,685	$9,818	$133
Commercial mortgage	$34,295	$34,318	$23
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$18,019	$18,190	$171
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—

The following table shows loans in nonaccrual status by class:

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Commercial	$370	$2,110	$2,156
Commercial mortgage	6,378	21,269	20,601
Commercial construction	6,089	4,637	4,580
Consumer construction	426	645	655
Residential mortgage	5,615	8,826	7,732
Home equity and 2nd mortgage	1,265	961	920
Other consumer	170	12	16
	$20,313	$38,460	$36,660

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the nine months ended September 30, 2013 and 2012 was approximately $488,000 and $2.0 million, respectively, and the actual interest income recorded on such loans for the nine months ended September 30, 2013 and 2012 was approximately $181,000 and $458,000, respectively.

The following table shows the breakdown of TDRs by portfolio segment:

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Commercial	$13,046	$7,708	$7,718
Commercial mortgage	15,407	19,443	17,839
Commercial construction	5,789	7,156	7,173
Residential mortgage	11,000	11,657	11,717
	$45,242	$45,964	$44,447

Nonaccrual TDRs (included in above totals)	$3,799	$8,514	$7,441

The following tables show the breakdown of loans we modified during the three and nine months ended September 30:

	Three Months Ended September 30,
	2013			2012
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	1	$11	$11	1	$7,125	$7,125
Commercial mortgage	4	1,290	1,290	2	18	18
	5	$1,301	$1,301	3	$7,143	$7,143

	Nine Months Ended September 30,
	2013			2012
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	2	$5,369	$5,369	3	$7,336	$7,336
Commercial mortgage	7	1,686	1,720	8	2,767	2,775
Commercial construction	—	—	—	2	7,093	7,093
Residential mortgage	1	339	339	1	863	863
	10	$7,394	$7,428	14	$18,059	$18,067

The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate.  As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.

During the nine months ended September 30, 2013, the allowance for loan losses for TDRs was decreased by $84,000 ($37,000 for commercial and $54,000 for residential mortgage, partially offset by an increase of $7,000 for commercial mortgage).  During the nine months ended September 30, 2013, we charged-off $77,000 for two TDR commercial construction loans, $199,000 in TDR residential mortgage loans, and $25,000 for two TDR commercial mortgage loans.  We transferred one TDR residential mortgage loan in the amount of $552,000 and one TDR commercial construction loan in the amount of $5.0 million to real estate acquired through foreclosure.  During the nine months ended September 30, 2012, the allowance for loan losses for TDRs was increased by $92,000 ($145,000 for commercial, partially offset by reductions of $33,000 for commercial mortgage and $20,000 for residential mortgage) and we charged-off $245,000 for three TDR residential mortgage loans and one TDR commercial mortgage loan and transferred two TDR residential mortgage loans and one TDR commercial mortgage loan for a total of $620,000 to real estate acquired through foreclosure.

The following table shows defaults during the stated period of modifications made during the previous year:

	Nine Months Ended September 30,
	2013		2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
	(dollars in thousands)
Commercial	—	$—	1	$22

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average quarterly assets (“leverage”).  As of both September 30, 2013 and December 31, 2012, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action.

Our regulatory capital amounts and ratios as of September 30, 2013 and December 31, 2012 were as follows:

			Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013	(dollars in thousands)
Total capital (to risk-weighted assets):
Consolidated	$(17,003)	(2.5)%	$55,433	8.0%	$69,292	10.0%
Bank	49,748	7.2%	55,276	8.0%	69,094	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(17,003)	(2.5)%	27,717	4.0%	41,575	6.0%
Bank	41,099	5.9%	27,638	4.0%	41,457	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(17,003)	(1.5)%	46,257	4.0%	57,821	5.0%
Bank	41,099	3.6%	46,303	4.0%	57,879	5.0%

December 31, 2012
Total capital (to risk-weighted assets):
Consolidated	$(6,525)	(0.8)%	$67,262	8.0%	$84,078	10.0%
Bank	61,292	7.3%	67,073	8.0%	83,841	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(6,525)	(0.8)%	33,631	4.0%	50,447	6.0%
Bank	50,777	6.1%	33,536	4.0%	50,304	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(6,525)	(0.5)%	52,932	4.0%	66,165	5.0%
Bank	50,777	3.8%	52,873	4.0%	66,091	5.0%

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

On September 18, 2009, the Bank entered into an Agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (“the September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010 and have continued not to meet such capital requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank was required to submit a liquidity plan intended to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits. As of September 30, 2013, we have met all provisions of the September Order, with the exception of the capital requirements.

First Mariner Bancorp is also a party to agreements with the Federal Reserve Board of Richmond (“FRB”) (the “FRB Agreements”), which, together, require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At September 30, 2013, those capital ratios were (1.5)%, (2.5)%, and (2.5)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

Liquidity

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $150.7 million at September 30, 2013, have immediate availability to meet our short-term funding needs.  Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $128.6 million at September 30, 2013, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market.  We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position and/or improve asset quality.

(6)    Stock Options, Warrants, and Stock Incentives

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.

We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the “Plan”) in accordance with FASB guidance on share-based payments.  The Plan permits the granting of share options and shares to our directors and key employees.  As of September 30, 2013, all options and warrants are fully vested and all compensation expense related to currently outstanding options and warrants has been recognized. All options and warrants as of September 30, 2013 are anti-dilutive due to our net loss.

All options expire ten years after the date of grant.  The warrants expire five years after date of issuance.

Information with respect to stock options and warrants is as follows for the nine months ended September 30:

	2013				2012
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	589,478	$6.12			836,228	$7.98
Forfeited/canceled	(59,550)	12.10			(245,400)	12.46
Outstanding and exercisable at end of period	529,928	5.44	1.69	$—	590,828	6.13	2.5	$—

There were no options or warrants granted or exercised during 2013 or 2012.

Options and warrants outstanding are summarized as follows at September 30, 2013:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)
$1.09	18,348	1.7
1.15	347,826	1.5
4.15	11,200	4.6
5.41	2,754	4.2
5.70	19,500	4.5
13.33	7,300	3.6
16.67	4,800	1.6
16.70	1,800	2.0
16.95	2,300	*
17.45	15,250	2.2
17.77	69,850	1.3
18.20	4,950	0.6
18.38	15,650	0.3
18.94	2,350	3.1
19.30	6,050	2.6
	529,928

* Weighted average remaining contractual life is less than one month.

During 2013, we issued 845,414 shares of common stock as incentives under the Plan.

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

Information relating to the calculation of (loss) income per common share is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average share outstanding - basic and diluted	19,705,896	18,860,482	19,374,329	18,860,482

Net (loss) income (dollars in thousands)	$(7,415)	$7,926	$(11,169)	$15,418

Basic and diluted (loss) income per share	$(0.38)	$0.42	$(0.58)	$0.82

(8)    Other Comprehensive (Loss) Income

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended September 30:

	Accumulated Other Comprehensive Loss - AFS securities
	2013	2012
	(dollars in thousands)
Balance at beginning of period	$(3,407)	$(2,111)
Other comprehensive income before reclassification	2,574	433
Amounts reclassified from accumulated other comprehensive loss	2	—
Net other comprehensive income during period	2,576	433
Balance at end of period	$(831)	$(1,678)

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30:

	Accumulated Other Comprehensive Loss - AFS securities
	2013	2012
	(dollars in thousands)
Balance at beginning of period	$(1,846)	$(3,022)
Other comprehensive income before reclassification	1,045	1,070
Amounts reclassified (to) from accumulated other comprehensive loss	(30)	274
Net other comprehensive income during period	1,015	1,344
Balance at end of period	$(831)	$(1,678)

The followings table presents the amounts reclassified into the components of accumulated other comprehensive loss for the three months ended September 30, 2013 (there were no reclassification adjustments for the three months ended September 30, 2012):

	Accumulated Other Comprehensive Loss - AFS securities	Affected Line Item in the Statement Where Net Loss is Presented
	(dollars in thousands)
Realized loss on sale of AFS securities	$(4)	(Loss) gain on sale of AFS securities
	2	Income tax benefit
Total reclassification for period	$(2)	Net of tax

The followings tables presents the amounts reclassified (into) out of the components of accumulated other comprehensive loss for the nine months ended September 30:

	2013
	Accumulated Other Comprehensive Loss - AFS securities	Affected Line Item in the Statement Where Net Loss is Presented
	(dollars in thousands)
Realized gain on sale of AFS securities	$51	(Loss) gain on sale of AFS securities
	(21)	Income tax expense
Total reclassification for period	$30	Net of tax

	2012
	Accumulated Other Comprehensive Loss - AFS securities	Affected Line Item in the Statement Where Net Income is Presented
	(dollars in thousands)
Net OTTI charges on AFS securities	$(460)	Net OTTI charges on AFS securities
	186	Income tax benefit
Total reclassification for period	$(274)	Net of tax

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

Financial Instruments Measured on a Recurring Basis

The following table presents fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis:

	September 30, 2013
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Loss
	(dollars in thousands)
Securities:
Mortgage-backed securities	$54,687	$—	$54,687	$—	$—
Trust preferred securities	6,271	—	3,076	3,195	—
U.S. government agency notes	68,824	—	68,824	—	—
U.S. Treasury securities	2,765	—	2,765	—	—
Equity securities - banks	829	—	829	—	—
Equity securities - mutual funds	753	—	753	—	—
	$134,129	$—	$130,934	$3,195	$—

Warrants	$179	$—	$—	$179	$—
LHFS	128,584	—	128,584	—	(8,716)
Interest rate lock commitments (“IRLC” or “IRLCs”) (notional amount of $128,465)	131,143	—	131,143	—	(2,876)
Forward contracts to sell mortgage-backed securities (notional amount of $153,600)	157,205	—	157,205	—	11,773

	December 31, 2012
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
	(dollars in thousands)
Securities:
Mortgage-backed securities	$7,134	$—	$7,134	$—	$—
Trust preferred securities	9,181	—	8,226	955	(460)	(1)
U.S. government agency notes	33,537	—	33,537	—	—
U.S. Treasury securities	5,781	—	5,781	—	—
Equity securities - banks	1,256	—	1,256	—	—
Equity securities - mutual funds	787	—	787	—	—
	$57,676	$—	$56,721	$955	$(460)

Warrants	$248	$—	$—	$248	$—
LHFS	404,289	—	404,289	—	5,268
IRLCs (notional amount of $404,645)	410,192	—	410,192	—	3,723
Forward contracts to sell mortgage-backed securities (notional amount of $308,067)	306,682	—	306,682	—	(16,295)

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

As of September 30, 2013, $3.2 million ($10.8 million par value) of our AFS securities (four securities) were classified as Level 3, all of which were pooled trust preferred securities.  The market environment has continued to be inactive for these security types and made fair value pricing more subjective. The fair value of these four securities is primarily a function of the credit quality of the issuer, although there is some sensitivity to interest rate changes.  A change in the rating of a security will affect its value.

The amount of Level 3 securities will likely continue to be a function of market conditions and additional security transfers from Level 2 to Level 3 could result if further market inactivity occurs.

The following table details the four Level 3 securities:

		Remaining				(2)
		Par	Current Rating/Outlook (1)			Auction	(3)
	Class	Value (4)	Moody's	Fitch	Maturity	Call Date	Index
ALESCO Preferred Funding VII	C-1	$1,000	Ca	C	7/23/2035	MAR 2015	3ML + 1.5%
ALESCO Preferred Funding XI	C-1	4,938	C	C	12/23/2036	JUNE 2016	3ML + 1.2%
MM Community Funding	B	2,500	Ca	C	8/1/2031	N/A	6ML + 3.1%
MM Community Funding IX	B-1	2,382	Ca	CC	5/1/2033	N/A	3ML + 1.8%

(1)	Ratings as of September 30, 2013.

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

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data.  We calculated fair value for these four securities by using a present value of future cash flows model, which incorporated assumptions shown below as of September 30, 2013. Due to industry-wide improvements in the credit quality of issuers in pooled trust preferred bonds, during the third quarter of 2013, we revised several model assumptions regarding the timing and magnitude of future defaults and deferrals.  These changes were supported by improved internal credit analysis of the underlying issuers in the bonds held by the Bank and reflect expectations for more normalized losses moving forward.  Improved cash flows resulting from these changes produced increased fair values from comparable models using previous assumptions.

	Credit MTM (1)(4)	Liquidity Premium (2)	Liquidity MTM Adj (3)(4)
ALESCO Preferred Funding VII	$53.37	11%	$41.45
ALESCO Preferred Funding XI	92.82	11%	53.63
MM Community Funding	40.30	11%	22.53
MM Community Funding IX	58.43	11%	29.16

(1)	The credit mark to market (“MTM”) represents the discounted value of future cash flows after the assumptions of current and future defaults discounted at the book rate of interest on the security.

(2)	The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.

(3)
The liquidity mark to market adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(4)	Price per $100.

Fair values were as follows:

	September 30, 2013		December 31, 2012
	Model Result (1)	Fair Value(in thousands)	Model Result (1)(2)	Fair Value(in thousands)
ALESCO Preferred Funding VII	$11.92	$119	$2.72	$27
ALESCO Preferred Funding XI	39.19	1,935	11.84	585
MM Community Funding	17.77	444	5.86	146
MM Community Funding IX	29.27	697	8.14	197
		$3,195		$955

(1) Price per $100.
(2) Based on December 31, 2012 assumptions.

During 2012, we determined that, based on our most recent estimate of cash flows at the time, OTTI had occurred in our pooled trust preferred security portfolio.  The amount of OTTI that was recognized through earnings was determined by comparing the present value of the expected cash flows to the amortized cost of the security.  The discount rate used to determine the credit loss was the expected book yield on the security.  The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000 for the nine months ended September 30, 2012.  We did not recognize any OTTI charges in 2013.

Warrants

Outstanding warrants are classified as Level 3.  The fair value of the warrants is primarily a function of the Company’s stock price.  Changes in the price will create corresponding changes to the fair value of the warrants.

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30:

	2013		2012
	Securities	Warrants	Securities	Warrants
	(dollars in thousands)
Balance at beginning of period	$1,191	$650	$763	$118
Change in fair value included in additional paid-in capital	—	(471)	—	(3)
Total unrealized gains included in accumulated other comprehensive loss	2,004	—	94	—
Balance at end of period	$3,195	$179	$857	$115

The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30:

	2013		2012
	Securities	Warrants	Securities	Warrants
	(dollars in thousands)
Balance at beginning of period	$955	$248	$682	$18
Change in fair value included in additional paid-in capital	—	(69)	—	97
Total realized losses included in other comprehensive income	—	—	(460)	—
Total unrealized gains included in accumulated other comprehensive loss	2,240	—	635	—
Balance at end of period	$3,195	$179	$857	$115

There were no transfers between any of Levels 1, 2, and 3 during the three or nine months ended September 30, 2013 or September 30, 2012.

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

	September 30, 2013
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans	$61,755	$—	$—	$61,755
Real estate acquired through foreclosure	19,368	—	—	19,368

	December 31, 2012
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans	$75,910	$—	$—	$75,910
Real estate acquired through foreclosure	18,058	—	—	18,058

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

For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the allowance is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure or is paid off.  Total impaired loans had a carrying value of $61.8 million and $75.9 million as of September 30, 2013 and December 31, 2012, respectively, with allocated allowances of $243,000 and $327,000 as of September 30, 2013 and December 31, 2012, respectively.

See Note 4 for more detailed information about impaired loans by loan class.

Real Estate Acquired Through Foreclosure

We record foreclosed real estate assets at the LCM on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation.  We consider these collateral values to be estimated using Level 3 inputs.  We held real estate acquired through foreclosure of $19.4 million as of September 30, 2013 and $18.1 million as of December 31, 2012. During the nine months ended September 30, 2013 and 2012, we added $12.3 million and $6.3 million, respectively, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $2.8 million and $1.8 million, respectively.  We disposed of $8.2 million and $9.7 million of foreclosed properties during the nine months ended September 30, 2013 and 2012, respectively.

All Financial Instruments

The carrying value and estimated fair value of financial instruments are summarized in the following tables.  The descriptions of the fair value calculations for AFS securities, LHFS, impaired loans, real estate acquired through foreclosure, warrants, IRLCs, and forward contracts to sell mortgage-backed securities are included in the discussions above.

	September 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$150,662	$150,662	$—	$—	$150,662
AFS securities	134,129	—	130,934	3,195	134,129
LHFS	128,584	—	128,584	—	128,584
Loans receivable	560,316	—	498,814	61,755	560,569
Real estate acquired through foreclosure	19,368	—	—	19,368	19,368
Restricted stock investments	3,517	3,517	—	—	3,517
Liabilities:
Deposits	981,265	—	987,267	—	987,267
Long- and short-term borrowings	43,180	—	45,095	—	45,095
Junior subordinated deferrable interest debentures	52,068	—	36,441	—	36,441
Warrants	179	—	—	179	179
Off Balance Sheet Items:
IRLCs	131,143	—	131,143	—	131,143
Forward contracts to sell mortgage-backed securities	157,205	—	157,205	—	157,205

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Cash and cash equivalents	$185,781	$185,781	$—	$—	$185,781
AFS securities	57,676	—	56,721	955	57,676
LHFS	404,289	—	404,289	—	404,289
Loans receivable	610,396	—	533,501	75,910	609,411
Real estate acquired through foreclosure	18,058	—	—	18,058	18,058
Restricted stock investments	7,099	7,099	—	—	7,099
Liabilities:
Deposits	1,186,830	—	1,196,913	—	1,196,913
Long- and short-term borrowings	126,981	—	129,859	—	129,859
Junior subordinated deferrable interest debentures	52,068	—	37,018	—	37,018
Warrants	248	—	—	248	248
Off Balance Sheet Items:
IRLCs	410,192	—	410,192	—	410,192
Forward contracts to sell mortgage-backed securities	306,682	—	306,682	—	306,682

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

The following tables present certain information regarding our business segments for the nine months ended September 30:

	2013
	Commercial and Consumer Banking	Mortgage-Banking	Total
	(dollars in thousands)
Interest income	$24,690	$6,176	$30,866
Interest expense	7,180	3,457	10,637
Net interest income	17,510	2,719	20,229
Provision for loan losses	1,300	—	1,300
Net interest income after provision for loan losses	16,210	2,719	18,929
Noninterest income	8,589	15,703	24,292
Noninterest expense	39,582	15,023	54,605
Net intersegment income	2,234	(2,234)	—
Net (loss) income before income taxes	$(12,549)	$1,165	$(11,384)
Total assets	$956,009	$128,584	$1,084,593

	2012
	Commercial and Consumer Banking	Mortgage-Banking	Total
	(dollars in thousands)
Interest income	$28,269	$6,438	$34,707
Interest expense	9,456	2,280	11,736
Net interest income	18,813	4,158	22,971
Provision for loan losses	572	—	572
Net interest income after provision for loan losses	18,241	4,158	22,399
Noninterest income	4,044	35,450	39,494
Noninterest expense	37,611	9,069	46,680
Net intersegment income	1,112	(1,112)	—
Net (loss) income before income taxes	$(14,214)	$29,427	$15,213
Total assets	$922,480	$371,554	$1,294,034

(11)    Self-Insurance

On July 1, 2013, we became self-insured with respect to employee-related health insurance claims.  We use commercial insurance above our self-insured retentions to reduce our risk of catastrophic loss.  Our reserves for self-insured losses are estimated based on employee claim history. Our self-insurance reserves totaled $175,000 as of September 30, 2013.

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

The Company

First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended.  First Mariner Bancorp’s business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank (the “Bank”).  The Company had over 550 employees (approximately 541 full-time equivalent employees) as of September 30, 2013.

The Bank, with assets of $1.1 billion as of September 30, 2013, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors.  The Bank’s primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland’s eastern shore.  Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services.  Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market.  First Mariner Mortgage had assets of $128.6 million and $404.3 million as of September 30, 2013 and December 31, 2012, respectively, and generated revenue of $21.9 million and $41.9 million, respectively, for the nine months ended September 30, 2013 and 2012.  First Mariner Mortgage recognized income before income taxes of $1.2 million and $29.4 million during the nine months ended September 30, 2013 and 2012, respectively. During 2013, 58% of the originations were made in the state of Maryland, 20% in the immediately surrounding states and Washington, DC., and the remaining 22% in other states throughout the country.  First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina.  See Note 10 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.

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

Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2013 and December 31, 2012, we maintained a valuation allowance against the full amount of our deferred tax assets.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

While overall risk management oversight and governance is provided by the ERM Committee, this is supplemented by other key management governance committees that specifically monitor ongoing credit, asset/liability, mortgage-banking risk, and regulatory compliance risk. The ERM Committee has also put into place processes for new products and initiatives applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative.

Financial Condition

Total assets decreased to $1.1 billion at September 30, 2013 from $1.4 billion at December 31, 2012.  Earning assets decreased $240.5 million, or 21.9%, to $855.5 million at September 30, 2013 from $1.1 billion at December 31, 2012 primarily due to a $275.7 million decrease in LHFS, a $50.1 million decrease in loans, and a $35.1 million decrease in cash and cash equivalents, partially offset by a $76.5 million increase in AFS securities.  Deposits decreased $205.6 million, long- and short-term borrowings decreased by $83.8 million due primarily to payoffs of our short-term Federal Home Loan Bank (“FHLB”) advances and the mortgage loan on a building we own.  Stockholders’ deficit increased by $9.3 million.

Securities

We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals.  We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios.  We held $134.1 million and $57.7 million, respectively, in securities classified as AFS as of September 30, 2013 and December 31, 2012.

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

Our AFS securities portfolio composition is as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Mortgage-backed securities	$54,687	$7,134
Trust preferred securities	6,271	9,181
U.S. government agency notes	68,824	33,537
U.S. Treasury securities	2,765	5,781
Equity securities - banks	829	1,256
Equity securities - mutual funds	753	787
	$134,129	$57,676

LHFS

We originate residential mortgage loans for sale on the secondary market.  At September 30, 2013 and December 31, 2012, such LHFS, which are carried at fair value, amounted to $128.6 million and $404.3 million, respectively, the majority of which are subject to purchase commitments from investors.

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

The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve, if deemed necessary, is taken at that time. Repurchase and or “make-whole” requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or “make-whole” request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor.  Repurchases amounted to $1.3 million and $827,000 for the nine months ended September 30, 2013 and 2012, respectively.  Our reserve for potential repurchases was $369,000 and $484,000 as of September 30, 2013 and December 31, 2012, respectively. These reserves were calculated based upon an analysis of the specific loans in question. We do not foresee increases in repurchases to be a growing trend nor do we see it having a significant impact on our financial results.

Loans

Our loan portfolio is expected to produce higher yields than investment securities and other interest-earning assets; the absolute volume and mix of loans and the volume and mix of loans as a percentage of total earning assets is an important determinant of our net interest margin.

The following table sets forth the composition of our loan portfolio:

	September 30, 2013	Percent of Total	December 31, 2012	Percent of Total
	(dollars in thousands)
Commercial	$48,699	8.7%	$47,907	7.9%
Commercial mortgage	222,768	39.7%	263,714	43.2%
Commercial construction	48,575	8.7%	49,902	8.2%
Consumer construction	19,607	3.5%	18,837	3.1%
Residential mortgage	111,784	20.0%	111,345	18.2%
Consumer	108,883	19.4%	118,691	19.4%
Total loans	$560,316	100.0%	$610,396	100.0%

Total loans decreased $50.1 million during 2013.  We experienced lower balances in commercial mortgage, commercial construction, and consumer loan types.  Commercial, consumer construction, and residential mortgage loan types increased due to increased efforts to improve our net interest margin by increasing our loan production. We remain focused on improving asset quality to improve our capital ratios.

Commercial Construction Portfolio

Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects.  Of the September 30, 2013 total included above, $36.2 million represents loans made to borrowers for the development of residential real estate.

The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate developments is as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Raw residential land	$5,001	$5,001
Residential subdivisions	4,130	3,888
Single residential lots	3,271	2,045
Single family construction	10,982	1,978
Multi-family unit construction	12,785	9,860
	$36,169	$22,772

Transferred Loans

In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company’s loan portfolio are valued at fair value at the time of the transfer with any decline in value recorded as a charge to operating expense.  We maintained $22.3 million and $17.3 million in mortgage loans that were transferred from LHFS to our mortgage and consumer loan portfolios at September 30, 2013 and December 31, 2012, respectively.

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

For purposes of determining the allowance for loan losses, we have segmented our loan portfolio by product type.  Our loan segments are commercial, commercial mortgage, commercial construction, consumer construction, residential mortgage, and consumer.  We have looked at all segments to determine if subcategorization into classes is warranted based upon our credit review methodology and have divided consumer loans into two classes, (1) home equity and second mortgage loans and (2) other consumer loans.  For each class of loan, significant judgment is exercised to determine the estimation method that fits the credit risk characteristics of its portfolio segment.  We use internally developed models in this process.  Management must use judgment in establishing additional input metrics for the modeling processes.  The models and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.

To establish the allocated portion of the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most current and relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  This amount is considered our unallocated allowance.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated allowance.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount (see below for more detail on impaired loans).  In general, this impairment amount is included as an allocated portion of the allowance for loan losses for TDRs and is charged off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.

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

Commercial and Consumer Construction — loan-specific and portfolio risks related to commercial and consumer construction loans also carry the loan-specific and portfolio risks of commercial and commercial mortgage loans as described above.  Additional loan-specific risks include project budget overruns and performance variables related to the contractor and subcontractors.  An additional loan-specific risk for commercial construction of residential developments is the risk that the builder has a geographical concentration of developments.

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

In calculating the unallocated portion of the allowance for loan losses, we apply basis point factors to the respective portfolios for environmental factors.  The addition of these factors represents the top range for the required allowance for the respective portfolios and were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Changes in lines of business	5	—	—	—	—	5
Trends of past due and classified loans	15	12	12	8	7	—
Economic factors	24	24	24	14	14	48
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5
	44	91	91	57	58	58

	December 31, 2012
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	15	17	17	8	8	—
Economic factors	24	24	24	14	14	48
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5
	39	96	96	57	59	53

Each of the above factors is evaluated quarterly.  We added factors for changes in lines of business in 2013 to reflect our goal of reducing real estate concentration risk exposure and, correspondingly, increase production of commercial and consumer loans.

We have risk management practices designed to ensure timely identification of changes in loan risk profiles; however, undetected losses may inherently exist within the loan portfolio. The assessments aspects involved in analyzing the quality of individual loans and assessing collateral values can also contribute to undetected, but probable, losses.

See additional detail on our allowance methodology and risk rating system in Note 4 to the Consolidated Financial Statements.

The following table summarizes the activity in our allowance for loan losses by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Allowance for loan losses, beginning of period	$9,876	$13,522	$11,434	$13,801
Charge-offs:
Commercial	—	—	(129)	(187)
Commercial mortgage	—	(253)	(1,087)	(573)
Commercial construction	(1,196)	(206)	(1,330)	(353)
Consumer construction	—	—	(148)	(7)
Residential mortgage	(136)	(365)	(1,842)	(879)
Consumer	(129)	(638)	(497)	(1,576)
Total charge-offs	(1,461)	(1,462)	(5,033)	(3,575)
Recoveries:
Commercial	6	—	99	—
Commercial mortgage	14	—	163	612
Commercial construction	—	—	—	52
Consumer construction	61	—	61	—
Residential mortgage	626	5	952	425
Consumer	78	31	224	209
Total recoveries	785	36	1,499	1,298
Net charge-offs	(676)	(1,426)	(3,534)	(2,277)
Provision for loan losses	—	—	1,300	572
Allowance for loan losses, end of period	$9,200	$12,096	$9,200	$12,096
Loans (net of premiums and discounts):
Period-end balance	$560,316	$643,468	$560,316	$643,468
Average balance during period	571,578	656,467	589,256	671,689
Allowance as a percentage of period-end loan balance	1.64%	1.88%	1.64%	1.88%
Percent of average loans:
Provision for loan losses	—%	—%	0.30%	0.11%
Net charge-offs	0.47%	0.86%	0.80%	0.45%

The following table summarizes our allocation of allowance by loan segment:

	September 30, 2013			December 31, 2012
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$316	3.4%	8.7%	$2,070	18.1%	7.9%
Commercial mortgage	994	10.8%	39.7%	1,254	11.0%	43.2%
Commercial construction	707	7.7%	8.7%	414	3.6%	8.2%
Consumer construction	39	0.4%	3.5%	20	0.2%	3.1%
Residential mortgage	1,601	17.4%	20.0%	1,774	15.5%	18.2%
Consumer	1,363	14.8%	19.4%	2,040	17.8%	19.4%
Unallocated	4,180	45.5%	—	3,862	33.8%	—
Total	$9,200	100.0%	100.0%	$11,434	100.0%	100.0%

Based upon management’s evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $9.2 million at September 30, 2013 and $11.4 million at December 31, 2012.  Any changes in the allowance from period to period reflect management’s ongoing application of its methodologies to establish the allowance, which, in 2013, resulted in decreased allocated allowances for all loan segments except for commercial construction and consumer construction. The changes in the allowances for the respective loan segments were primarily a function of the changes in the corresponding loan balances and asset quality.

The provision for loan losses recognized to maintain the allowance was $1.3 million and $572,000 for the nine months ended September 30, 2013 and 2012, respectively. We did not provide any additional amounts for loan losses during the three months ended September 30, 2013 or 2012.  We recorded net charge-offs of $3.5 million and $2.3 million during the nine months ended September 30, 2013 and 2012, respectively, and $676,000 and $1.4 million for the three months ended September 30, 2013 and 2012, respectively.  During 2013, net charge-offs as compared to average loans outstanding increased to 0.80%, compared to 0.45% during 2012.  We generally record a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated portion of the allowance for loan losses (except with respect to nonaccrual TDRs).

Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan.  They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio.  Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for the three and nine months ended September 30, 2013 amounted to $116,000 and $1.2 million, respectively.  Total partial charge-offs of nonaccrual loans for the three and nine months ended September 30, 2012 amounted to $588,000 and $1.4 million, respectively. The total amount of nonaccrual loans (prior to charge offs) for which we recorded partial charge-offs for the three and nine months ended September 30, 2013 was $3.1 million and $19.1 million, respectively, and the total amount of nonaccrual loans for which we recorded partial charge-offs for the three and nine months ended September 30, 2012 was $7.2 million and $10.6 million, respectively.

Our allowance as a percentage of outstanding loans decreased from 1.87% as of December 31, 2012 to 1.64% as of September 30, 2013, reflecting the improvement in our overall asset quality.

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

Management believes the allowance for loan losses is adequate as of September 30, 2013 and is sufficient to address the credit losses inherent in the current loan portfolio.  We based this determination on several factors:

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

NPAs, expressed as a percentage of total assets, totaled 3.7% at September 30, 2013, 4.1% at December 31, 2012, and 4.4% at September 30, 2012.  The ratio of allowance for loan losses to nonperforming loans was 45.3% at September 30, 2013, 29.7% at December 31, 2012, and 33.0% at September 30, 2012.  The increase in this ratio from December 31, 2012 to September 30, 2013 was a reflection of the decrease in nonperforming loans.  Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2012.  We record a significant amount of charge-offs as it is our policy to charge off all fair value deficiencies instead of carrying an allocated allowance (except with respect to nonaccrual TDRs).

The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table:

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Nonaccruing loans:
Commercial	$370	$2,110	$2,156
Commercial mortgage	6,378	21,269	20,601
Commercial construction	6,089	4,637	4,580
Consumer construction	426	645	655
Residential mortgage	5,615	8,826	7,732
Consumer	1,435	973	936
	20,313	38,460	36,660
Real estate acquired through foreclosure:
Commercial	736	1,658	1,516
Commercial mortgage	11,548	7,386	7,529
Commercial construction	3,823	3,983	5,466
Consumer construction	2	403	442
Residential mortgage	3,259	4,540	4,939
Consumer	—	88	86
	19,368	18,058	19,978
Total NPAs	$39,681	$56,518	$56,638
Loans past-due 90 days or more and accruing:
Commercial	$—	$—	$—
Commercial mortgage	1,997	—	—
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	1,390	222	—
Consumer	51	—	—
	$3,438	$222	$—

For information on nonaccruing TDRs, see table under “TDRs” later in this section.

Nonaccrual loans amounted to $20.3 million at September 30, 2013 and $38.5 million at December 31, 2012.  The commercial loan nonaccrual balance as of September 30, 2013 consisted of four loans, with the largest balance amounting to $113,000.  All of the nonaccrual commercial loans as of September 30, 2013 were in nonaccrual status as of December 31, 2012.  Of the $2.1 million in nonaccrual commercial loans as of December 31, 2012, two loans in the amount of $168,000 were sold or paid off during 2013, one loan in the amount of $35,000 was charged off, one loan for $736,000 was transferred to real estate acquired through foreclosure, and two loans in the amount of $762,000 were placed back in accrual status.

The commercial mortgage loan nonaccrual balance as of September 30, 2013 consisted of 17 loans, with the largest balance amounting to $1.1 million.  We placed two commercial mortgage loans totaling $274,000 in nonaccrual status in 2013.  Of the balance at December 31, 2012, five commercial mortgage loans for $8.9 million were transferred to real estate acquired through foreclosure, $5.3 million were sold or paid off, one loan for $322,000 was placed back in accrual status, and $385,000 were charged off during 2013.

The commercial construction nonaccrual balance as of September 30, 2013 consisted of six loans, with the largest balance amounting to $2.6 million.  All of the nonaccrual commercial construction loans as of September 30, 2013, except for the aforementioned largest loan, were also in nonaccrual status as of December 31, 2012.  Of the $4.6 million in commercial construction loans in nonaccrual status as of December 31, 2012, $134,000 were charged off, $515,000 were sold during 2013, and one loan for $276,000 was transferred to real estate acquired through foreclosure.

The consumer construction nonaccrual balance as of September 30, 2013 consisted of three loans, all of which were placed in nonaccrual status during 2013.  Of the balance of consumer construction nonaccrual loans as of December 31, 2012, $82,000 was charged off and $563,000 were sold or paid off.

The residential mortgage nonaccrual balance as of September 30, 2013 consisted of 22 loans, with the largest balance amounting to $707,000.  We placed $2.4 million of these loans in nonaccrual status during 2013.  Of the $8.8 million balance of nonaccrual residential mortgage loans at December 31, 2012, we transferred $1.6 million to real estate acquired through foreclosure, sold or received pay-offs of $3.1 million, returned $84,000 to accrual status, and charged off $548,000 during 2013.

The consumer loan nonaccrual balance as of September 30, 2013 consisted of 14 loans, six of which (in the amount of $608,000) were placed in nonaccrual status during 2013.  These loans are well secured and we have determined that they do not require charge-off as of September 30, 2013.

The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms for the nine months ended September 30, 2013 and 2012 was approximately $488,000 and $2.0 million, respectively, and the actual interest income recorded on such loans for the nine months ended September 30, 2013 and 2012 was approximately $181,000 and $458,000, respectively.

Real estate acquired through foreclosure increased $1.3 million compared to December 31, 2012, with decreases in all loan segments, with the exception of commercial mortgage, due to resolution of the properties through foreclosure sales or buyouts. The increase in commercial mortgage was primarily from one foreclosure in the amount of $5.1 million.

The activity in our real estate acquired through foreclosure was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance at beginning of period	$9,851	$22,433	$18,058	$25,235
Real estate acquired in satisfaction of loans	10,701	1,633	12,335	6,283
Write-downs and losses on real estate acquired through foreclosure	(249)	(877)	(2,793)	(1,818)
Proceeds from sales of real estate acquired through foreclosure	(935)	(3,211)	(8,232)	(9,722)
Balance at end of period	$19,368	$19,978	$19,368	$19,978

As of September 30, 2013, we had one commercial mortgage loan in the amount of $2.0 million, four residential mortgage loans for $1.4 million, and two consumer loans in the amount of $51,000 that were greater than 90 days past due and still accruing.  We held $222,000 (residential mortgage) in such loans at December 31, 2012.

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

The composition of our TDRs is illustrated in the following table:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial:
Nonaccrual	$—	$—
< 90 days past due/current	13,046	7,708
	13,046	7,708
Commercial mortgage:
Nonaccrual	2,139	6,394
< 90 days past due/current	13,268	13,049
	15,407	19,443
Commercial construction:
Nonaccrual	—	101
< 90 days past due/current	5,789	7,055
	5,789	7,156
Residential mortgage:
Nonaccrual	1,660	2,019
> 90 days and still accruing	463	—
< 90 days past due/current	8,877	9,638
	11,000	11,657
Totals:
Nonaccrual	3,799	8,514
> 90 days and still accruing	463	—
< 90 days past due/current	40,980	37,450
	$45,242	$45,964

The interest income which would have been recorded on TDRs if those loans had performed in accordance with their contractual terms was approximately $1.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. The actual interest income recorded on these loans for the nine months ended September 30, 2013 and 2012 was $914,000 and $890,000, respectively.

The following tables show the breakdown of loans we modified during the three and nine months ended September 30:

	Three Months Ended September 30,
	2013			2012
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	1	$11	$11	1	$7,125	$7,125
Commercial mortgage	4	1,290	1,290	2	18	18
	5	$1,301	$1,301	3	$7,143	$7,143

	Nine Months Ended September 30,
	2013			2012
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	2	$5,369	$5,369	3	$7,336	$7,336
Commercial mortgage	7	1,686	1,720	8	2,767	2,775
Commercial construction	—	—	—	2	7,093	7,093
Residential mortgage	1	339	339	1	863	863
	10	$7,394	$7,428	14	$18,059	$18,067

Impaired Loans

The following tables show the breakout of impaired loans by class:

				Nine Months Ended September 30,
	September 30, 2013			2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge- Offs	Average Recorded Investment	Interest Income Recognized	Charge- Offs
	(dollars in thousands)
With no related allowance:
Commercial	$6,136	$6,136	$—	$4,444	$79	$129	$3,895	$38	$187
Commercial mortgage	$17,909	$17,909	$—	$25,936	$228	$1,087	$24,772	$409	$573
Commercial construction	$11,877	$11,877	$—	$11,071	$139	$1,330	$13,091	$85	$353
Consumer construction	$426	$426	$—	$477	$5	$148	$654	$22	$7
Residential mortgage	$9,362	$9,362	$—	$10,525	$209	$1,695	$9,484	$191	$711
Home equity & 2nd mortgage	$1,265	$1,265	$—	$1,124	$13	$497	$990	$20	$1,576
Other consumer	$170	$170	$—	$93	$11	$—	$7	$—	$—
With a related allowance:
Commercial	7,184	7,280	96	7,167	98	—	1,901	103	—
Commercial mortgage	1,707	1,737	30	1,798	25	—	4,137	35	—
Commercial construction	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Residential mortgage	5,476	5,593	117	5,860	169	147	8,363	322	168
Home equity & 2nd mortgage	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total:
Commercial	$13,320	$13,416	$96	$11,611	$177	$129	$5,796	$141	$187
Commercial mortgage	$19,616	$19,646	$30	$27,734	$253	$1,087	$28,909	$444	$573
Commercial construction	$11,877	$11,877	$—	$11,071	$139	$1,330	$13,091	$85	$353
Consumer construction	$426	$426	$—	$477	$5	$148	$654	$22	$7
Residential mortgage	$14,838	$14,955	$117	$16,385	$378	$1,842	$17,847	$513	$879
Home equity & 2nd mortgage	$1,265	$1,265	$—	$1,124	$13	$497	$990	$20	$1,576
Other consumer	$170	$170	$—	$93	$11	$—	$7	$—	$—

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance:
Commercial	$2,535	$2,535	$—
Commercial mortgage	$32,561	$32,561	$—
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$11,776	$11,776	$—
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—
With a related allowance:
Commercial	7,150	7,283	133
Commercial mortgage	1,734	1,757	23
Commercial construction	—	—	—
Consumer construction	—	—	—
Residential mortgage	6,243	6,414	171
Home equity & 2nd mortgage	—	—	—
Other consumer	—	—	—
Total:
Commercial	$9,685	$9,818	$133
Commercial mortgage	$34,295	$34,318	$23
Commercial construction	$11,692	$11,692	$—
Consumer construction	$645	$645	$—
Residential mortgage	$18,019	$18,190	$171
Home equity & 2nd mortgage	$1,235	$1,235	$—
Other consumer	$12	$12	$—

Not all of the loans newly classified as impaired since December 31, 2012 required an allocated allowance for impairment, as some of the loans’ collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value.  Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.

Deposits

Deposits were $981.3 million at September 30, 2013 and $1.2 billion at December 31, 2012.  During the nine months ended September 30, 2013, we experienced increases in NOW accounts, money market, and savings accounts due to the result of successful marketing campaigns.  The decrease in time deposits was due to maturities of nonbrokered national time deposits (see below).

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

The deposit breakdown is as follows:

	September 30, 2013		December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
NOW & money market	$172,318	17.5%	$158,437	13.3%
Savings	62,619	6.4%	60,729	5.1%
Time	648,363	66.1%	857,698	72.3%
Total interest-bearing deposits	883,300	90.0%	1,076,864	90.7%
Noninterest-bearing demand deposits	97,965	10.0%	109,966	9.3%
Total deposits	$981,265	100.0%	$1,186,830	100.0%

Core deposits represent deposits that we believe to be less sensitive to changes in interest rates and, therefore, will be retained regardless of the movement of interest rates.  We consider our core deposits to be all noninterest-bearing, NOW, money market accounts less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that are not scheduled to mature within one year.  As of September 30, 2013 and December 31, 2012, our core deposits were $340.1 million and $358.9 million, respectively.  The remainder of our deposits could be susceptible to attrition due to interest rate movements.

Borrowings

Our borrowings consist of short-term promissory notes issued to certain qualified investors, short-term and long-term advances from the FHLB, and a mortgage loan.  Our short-term promissory notes are in the form of commercial paper, which reprice daily and have maturities of 270 days or less.  Our advances from the FHLB may be in the form of short-term or long-term obligations. Short-term advances have maturities for one year or less and may contain prepayment penalties. Long-term borrowings through the FHLB have original maturities up to 15 years and generally contain prepayment penalties.

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances.  We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank’s total assets.  Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily.  At September 30, 2013, our total available credit line with the FHLB was $122.8 million. Our outstanding FHLB advance balance at September 30, 2013 and December 31, 2012 was $40.0 million and $117.0 million, respectively.

Long-term borrowings, which totaled $40.0 million at September 30, 2013, consist of long-term advances from the FHLB.  At December 31, 2012, long-term borrowings consisted of a mortgage loan on our former headquarters building ($8.5 million) that was paid off during 2013 and $65.0 million in long-term FHLB advances.

Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB.  These borrowings decreased from $53.5 million at December 31, 2012 to $3.2 million at September 30, 2013 due to the payoff of our short-term FHLB advances in 2013.  We held $52.0 million in short-term FHLB advances at December 31, 2012.

In the past, to further our funding and capital needs, we raised capital by issuing Trust Preferred Securities through statutory trusts (the “Trusts”), which are wholly-owned by First Mariner Bancorp.  The Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner Bancorp’s equity investment in these Trusts, to purchase subordinated deferrable interest debentures from First Mariner Bancorp.  The debentures are the sole assets of the Trusts.  Aggregate debentures outstanding as of both September 30, 2013 and December 31, 2012 totaled $52.1 million.

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

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At September 30, 2013, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

Capital Resources

Our stockholders’ deficit deteriorated by $9.3 million in 2013 to a deficit of $17.6 million from a deficit of $8.4 million as of December 31, 2012.

Common stock and additional paid-in-capital increased by $896,000 due to the change in the fair value of the warrants and the issuance of stock to certain officers.  Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, declined by $1.0 million.  Accumulated deficit increased by our 2013 net loss of $11.2 million.

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

We regularly monitor the Company’s capital adequacy ratios to assure that the Bank meets its regulatory capital requirements.  As of both September 30, 2013 and December 31, 2012, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action, although, as of both December 31, 2012 and September 30, 2013, the Bank’s Tier I capital ratio met minimal adequacy requirements.

The regulatory capital ratios are shown below:

	September 30, 2013	December 31, 2012	Minimum Regulatory Requirements
Regulatory capital ratios:
Leverage:
Consolidated	(1.5)%	(0.5)%	4.0%
Bank	3.6%	3.8%	4.0%
Tier I capital to risk-weighted assets:
Consolidated	(2.5)%	(0.8)%	4.0%
Bank	5.9%	6.1%	4.0%
Total capital to risk-weighted assets:
Consolidated	(2.5)%	(0.8)%	8.0%
Bank	7.2%	7.3%	8.0%

On September 18, 2009, the Bank entered into an agreement with the FDIC and the Commissioner of Financial Regulation for the state of Maryland (the “Commissioner”), pursuant to which it consented to the entry of an Order to Cease and Desist (the “September Order”), which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding.  The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010.  We did not meet the requirements at June 30, 2010 and have continued not to meet such capital requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank has adopted and submitted a liquidity plan to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits. As of September 30, 2013, we have met all provisions of the September Order with the exception of the capital requirements.

First Mariner is also a party to the FRB Agreements which require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively.  At September 30, 2013, those capital ratios were (1.5)%, (2.5)%, and (2.5)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.

The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.

New Capital Rules

In July 2013, the FRB and the FDIC, approved final rules (“New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (“Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Management is currently evaluating the provisions of the final rules and their expected impact.

Results of Operations

Net (Loss) Income

Three months ended September 30

For the three months ended September 30, 2013, we realized a net loss of $7.4 million compared to net income of $7.9 million for the three months ended September 30, 2012.  Basic and diluted losses per share for 2013 totaled $0.38 and basic and diluted earnings per share totaled $0.42 for 2012.

Nine months ended September 30

For the nine months ended September 30, 2013, we realized a net loss of $11.2 million compared to net income of $15.4 million for the nine months ended September 30, 2012.  Basic and diluted losses per share for 2013 totaled $0.58 and basic and diluted earnings per share totaled $0.82 for 2012.

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

Three months ended September 30

Net interest income for the third quarter of 2013 totaled $6.7 million, compared to $8.1 million for the three months ended September 30, 2012. The decrease in net interest income was primarily due to a decrease in the volume of interest-earning assets.  Our net interest margin decreased to 2.97% for 2013 from 3.01% for 2012.

Interest Income

Total interest income decreased from $11.9 million for the three months ended September 30, 2012 to $9.8 million for the three months ended September 30, 2013.  We experienced a decrease in the yield on average interest-earning assets from 4.47% for the three months ended September 30, 2012 to 4.37% for the three months ended September 30, 2013.  Average interest-earning assets decreased from $1.1 billion for the three months ended September 30, 2012 to $887.7 million for the three months ended September 30, 2013.  Yields on earning assets continue to be affected by a relatively low rate environment and interest reversals on nonaccrual loans.

We experienced decreased average balances in all loan segments during 2013, with the exception of consumer construction loans, which increased $1.8 million, primarily due to our efforts to improve asset quality.

Average LHFS decreased $142.7 million primarily due to lower pricing caused by an increased mortgage rate environment.  Average securities increased by $56.0 million due to the purchase of securities during the quarter in order to utilize some of our excess liquidity.

Interest Expense

Interest expense decreased from $3.9 million for the three months ended September 30, 2012 to $3.1 million for the three months ended September 30, 2013.  We experienced a decrease in the average rate paid on average interest-bearing liabilities from 1.33% for the three months ended September 30, 2012 to 1.17% for the three months ended September 30, 2013 and a decrease in the level of interest-bearing liabilities of $99.2 million. The decrease in the average rate paid on interest-bearing deposits from 1.17% in 2012 to 0.98% in 2013 was due primarily to our reducing the rates we pay on deposit accounts because of our high level of liquidity.

Average interest-bearing deposits decreased by $20.1 million due to decreases in NOW and time deposit accounts, partially offset by increases in savings and money market accounts.  Average savings and money market accounts increased as a result of successful marketing campaigns.  The decrease in average time deposit accounts was due to maturities of nonbrokered national deposits (see “Deposits” above for more information on this program).  We experienced an increase in the costs of borrowed funds from 2.21% for the three months ended September 30, 2012 to 3.08% for the three months ended September 30, 2013 due to the change in the mix of types of average borrowed funds during 2013.  We paid off a significant amount of our long-term FHLB advances and our mortgage loan during 2013.

Nine months ended September 30

Net interest income for the nine months ended September 30, 2013 totaled $20.2 million, compared to $23.0 million for the nine months ended September 30, 2012. The decrease in net interest income was primarily due to a decline in both the volume of and the yields on average interest-earning assets.  Our net interest margin decreased to 2.84% for 2013 from 3.08% for 2012.

Interest Income

Total interest income decreased from $34.7 million for the nine months ended September 30, 2012 to $30.9 million for the nine months ended September 30, 2013.  We experienced a decrease in the yield on average interest-earning assets from 4.68% for the nine months ended September 30, 2012 to 4.35% for the nine months ended September 30, 2013.  Average interest-earning assets decreased from $981.8 million for the nine months ended September 30, 2012 to $941.4 million for the nine months ended September 30, 2013.

We experienced decreased average balances in all loan segments during 2013, with the exception of consumer construction loans, which increased $2.3 million.

Average LHFS increased $11.1 million due to higher origination volume, primarily in the earlier part of 2013.  Average securities increased by $40.2 million due to the purchase of securities during 2013.

Interest Expense

Interest expense decreased to $10.6 million for the nine months ended September 30, 2013 from $11.7 million for the same period of 2012.  We experienced a decrease in the average rate paid on average interest-bearing liabilities from 1.42% for the nine months ended September 30, 2012 to 1.24% for the nine months ended September 30, 2013, slightly offset by an increase in the level of interest-bearing liabilities of $44.5 million. The decrease in the average rate paid on interest-bearing deposits from 1.27% in 2012 to 1.05% in 2013 was due primarily to our reducing the rates we pay on deposit accounts because of our high level of liquidity.

Average interest-bearing deposits increased by $107.4 million due primarily to increases in savings and money market accounts (successful marketing campaigns) and time deposit accounts (nonbrokered national deposits — see above).  We experienced an increase in the costs of borrowed funds from 2.22% for the nine months ended September 30, 2012 to 3.06% for the nine months ended September 30, 2013 due to the change in the mix of types of average borrowed funds during 2013 as we repaid certain lower-cost borrowings.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.  Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$49,365	$665	5.27%	$50,483	$674	5.22%
Commercial mortgage	233,350	3,682	6.17%	298,291	4,359	5.72%
Commercial construction	49,859	689	5.41%	51,819	718	5.43%
Consumer construction	19,950	259	5.17%	18,134	215	4.73%
Residential mortgage	109,682	1,061	3.87%	114,369	1,440	5.04%
Consumer	109,372	1,218	4.43%	123,371	1,320	4.27%
Total loans	571,578	7,574	5.22%	656,467	8,726	5.24%
LHFS	178,130	1,718	3.86%	320,860	2,841	3.54%
AFS securities	98,872	368	1.49%	42,913	295	2.75%
Interest-bearing deposits	35,648	130	1.46%	28,996	57	0.79%
Restricted stock investments, at cost	3,517	21	2.48%	6,857	—	—
Total earning assets	887,745	9,811	4.37%	1,056,093	11,919	4.47%
Allowance for loan losses	(10,526)			(13,292)
Cash and other nonearning assets	279,205			217,199
Total assets	$1,156,424	9,811		$1,260,000	11,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$3,867	1	0.14%	$6,182	14	0.89%
Savings	63,278	12	0.07%	58,949	28	0.19%
Money market	166,810	126	0.30%	143,358	200	0.55%
Time	729,137	2,251	1.23%	774,722	2,656	1.36%
Total interest-bearing deposits	963,092	2,390	0.98%	983,211	2,898	1.17%
Borrowings	94,057	729	3.08%	173,145	962	2.21%
Total interest-bearing liabilities	1,057,149	3,119	1.17%	1,156,356	3,860	1.33%
Noninterest-bearing demand deposits	100,416			100,217
Other noninterest-bearing liabilities	13,287			15,625
Stockholders’ deficit	(14,428)			(12,198)
Total liabilities and stockholders’ deficit	$1,156,424	3,119		$1,260,000	3,860
Net interest income/net interest spread		$6,692	3.20%		$8,059	3.14%
Net interest margin			2.97%			3.01%

(1)  Nonaccrual loans are included in average loans.
(2)  There are no tax equivalency adjustments.

	Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance (1)	Interest (2)	Rate	Balance (1)	Interest (2)	Rate
	(dollars in thousands)
ASSETS
Loans:
Commercial	$48,300	$1,930	5.27%	$52,000	$2,031	5.13%
Commercial mortgage	249,737	10,887	5.75%	306,833	13,551	5.80%
Commercial construction	49,235	2,029	5.43%	53,181	2,245	5.55%
Consumer construction	19,228	734	5.06%	16,909	555	4.35%
Residential mortgage	109,500	3,901	4.75%	116,784	4,739	5.41%
Consumer	113,256	3,896	4.60%	125,982	4,085	4.33%
Total loans	589,256	23,377	5.25%	671,689	27,206	5.35%
LHFS	245,297	6,177	3.36%	234,187	6,438	3.67%
AFS securities	72,441	816	1.50%	32,221	879	3.64%
Interest-bearing deposits	30,270	405	1.78%	36,756	184	0.67%
Restricted stock investments, at cost	4,119	91	2.96%	6,969	—	—
Total earning assets	941,383	30,866	4.35%	981,822	34,707	4.68%
Allowance for loan losses	(11,170)			(13,643)
Cash and other nonearning assets	324,484			231,969
Total assets	$1,254,697	30,866		$1,200,148	34,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing deposits:
NOW	$4,492	5	0.16%	$5,921	42	0.95%
Savings	63,392	67	0.14%	58,273	83	0.19%
Money market	164,644	528	0.43%	134,924	542	0.54%
Time	804,759	7,515	1.25%	730,773	8,190	1.50%
Total interest-bearing deposits	1,037,287	8,115	1.05%	929,891	8,857	1.27%
Borrowings	110,210	2,522	3.06%	173,150	2,879	2.22%
Total interest-bearing liabilities	1,147,497	10,637	1.24%	1,103,041	11,736	1.42%
Noninterest-bearing demand deposits	103,671			101,175
Other noninterest-bearing liabilities	13,955			14,684
Stockholders’ deficit	(10,426)			(18,752)
Total liabilities and stockholders’ deficit	$1,254,697	10,637		$1,200,148	11,736
Net interest income/net interest spread		$20,229	3.11%		$22,971	3.26%
Net interest margin			2.84%			3.08%

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

	Three Months Ended September 30, 2013 vs. 2012			Nine Months Ended September 30, 2013 vs. 2012
	Due to Variances in			Due to Variances in
	Rate	Volume	Total	Rate	Volume	Total
	(dollars in thousands)
Interest earned on:
Loans:
Commercial	$30	$(39)	$(9)	$76	$(177)	$(101)
Commercial mortgage	1,815	(2,492)	(677)	(125)	(2,539)	(2,664)
Commercial construction	(2)	(27)	(29)	(46)	(170)	(216)
Consumer construction	21	23	44	97	82	179
Residential mortgage	(322)	(57)	(379)	(554)	(284)	(838)
Consumer	272	(374)	(102)	341	(530)	(189)
Total loans	1,814	(2,966)	(1,152)	(211)	(3,618)	(3,829)
LHFS	1,503	(2,626)	(1,123)	(689)	428	(261)
AFS securities	(782)	855	73	(956)	893	(63)
Interest-bearing deposits	58	15	73	278	(57)	221
Restricted stock investments, at cost	21	—	21	91	—	91
Total interest income	2,614	(4,722)	(2,108)	(1,487)	(2,354)	(3,841)

Interest paid on:
Interest-bearing deposits:
NOW	(9)	(4)	(13)	(28)	(9)	(37)
Savings	(29)	13	(16)	(27)	11	(16)
Money market	(246)	172	(74)	(159)	145	(14)
Time	(256)	(149)	(405)	(1,795)	1,120	(675)
Total interest-bearing deposits	(540)	32	(508)	(2,009)	1,267	(742)
Borrowings	1,507	(1,740)	(233)	1,242	(1,599)	(357)
Total interest expense	967	(1,708)	(741)	(767)	(332)	(1,099)
Net interest income	$1,647	$(3,014)	$(1,367)	$(720)	$(2,022)	$(2,742)

Noninterest Income

We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products (“brokerage fees”), and income from bank-owned life insurance (“BOLI”).

Three months ended September 30

Our noninterest income for the three months ended September 30, 2013 totaled $2.4 million, compared to $16.3 million for the three months ended September 30, 2012, a decrease of $13.9 million, primarily due to decreased mortgage-banking revenue.

Mortgage-banking revenue decreased from $15.4 million for the three months ended September 30, 2012 to $548,000 for the three months ended September 30, 2013 due primarily to lower pricing on loan sales due to higher mortgage rates.

Application volume also decreased for the three months ended September 30, 2013 to $348.5 million from $836.6 million for the same period of 2012. Noninterest income for 2012 includes write-offs of furniture, fixtures, and leasehold improvements related to the relocation of a significant portion of our operations.

Nine months ended September 30

Our noninterest income for the nine months ended September 30, 2013 totaled $24.3 million, compared to $39.5 million for nine months ended September 30, 2012, a decrease of $15.2 million, primarily due to decreased mortgage-banking revenue.

Mortgage-banking revenue decreased from $35.5 million for the nine months ended September 30, 2012 to $15.7 million for the nine months ended September 30, 2013 due to decreased pricing.  Application volume also decreased for the nine months ended September 30, 2013 to $1.8 billion from $2.2 billion for the same period of 2012.

During 2012, we recognized $460,000 in net OTTI charges on AFS securities, whereas in 2013, we did not recognize any such charges. See “Securities” discussion previously in this Item for more information on these OTTI charges and the related securities. During the nine months ended September 30, 2013, we recognized a gain of $2.9 million on the sale of our portion of the former Mariner Finance entity. Noninterest income for 2012 includes write-offs of furniture, fixtures, and leasehold improvements related to the relocation of a significant portion of our operations.

Noninterest Expense

Three months ended September 30

For the three months ended September 30, 2013, noninterest expenses increased $290,000 to $16.7 million compared to $16.4 million for the same period of 2012.

Additional compensation was incurred during the quarter in connection with mortgage-banking activities. We continue to incur significant professional fees for regulatory compliance and capital raise efforts.  Marketing/promotion costs decreased in 2013 due to cost saving measures. Data processing costs increased due to expenses incurred with our new core processing system and write-downs, losses, and costs of real estate acquired through foreclosure decreased $765,000 as real estate values stabilized during the third quarter of 2013.

Nine months ended September 30

For the nine months ended September 30, 2013, noninterest expenses increased $7.9 million to $54.6 million compared to $46.7 million for the same period of 2012.

Additional compensation, advertising expense, and postage expense was incurred during the period in connection with mortgage-banking activities. We continue to incur significant professional fees for regulatory compliance and capital raise efforts.  Write-downs, losses, and costs of real estate acquired through foreclosure increased $718,000 as we continued to take write-downs and aggressively dispose of foreclosed assets.  Corporate insurance expense increased as the renewal rates increased in late 2012. Marketing/promotion costs decreased in 2013 due to cost saving measures. Data processing costs increased due to expenses incurred with our new core processing system.

The following table shows the breakout of other noninterest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Office supplies	$141	$146	$489	$394
Printing	63	58	157	276
Marketing/promotion	71	224	327	782
Overnight delivery/courier	138	152	440	422
Security	39	62	153	181
Dues and subscriptions	126	136	387	348
Director fees	69	100	231	264
Employee education and training	16	18	130	71
Automobile expense	24	21	102	75
Travel and entertainment	50	62	228	188
Other	964	562	2,354	1,491
	$1,701	$1,541	$4,998	$4,492

Income Taxes

We have set up a valuation allowance against the full amount of our deferred taxes as of both September 30, 2013 and December 31, 2012.  The tax benefits recorded in 2013 and 2012 represent anticipated recoveries of state taxes paid in previous years as a result of a net operating loss carrybacks.

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively “commitments”), which totaled $204.8 million at September 30, 2013. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $8.0 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $128.5 million at September 30, 2013 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $4.1 million at September 30, 2013 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $10.4 million at September 30, 2013 are generally open ended. At September 30, 2013, available home equity lines totaled $53.8 million. Home equity credit lines generally extend for a period of 10 years.

Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of September 30, 2013, we anticipate expending approximately $1.5 million in the next 12 months on our premises and equipment.

Customer withdrawals are also a principal use of liquidity, but are generally mitigated by growth in customer funding sources, such as deposits and short-term borrowings.

The Bank’s principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings.  The levels of such sources are dependent on the Bank’s operating, financing and investing activities at any given time.  We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $150.7 million at September 30, 2013, have immediate availability to meet our short-term funding needs.  Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and available to meet our liquidity needs. LHFS, which totaled $128.6 million at September 30, 2013, are committed to be sold into the secondary market and generally are funded within 60 days. Our residential real estate portfolio includes loans that are underwritten to secondary market criteria and provide us an additional source of liquidity. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently financed with permanent first-lien mortgages and sold into the secondary market.  We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position and/or improve asset quality.  Our loan to deposit ratio stood at 57.1% at September 30, 2013 and 51.4% at December 31, 2012.

We also have the ability to utilize established credit lines with the FHLB and the FRB as additional sources of liquidity. To utilize the vast majority of our credit lines, we must pledge certain loans and/or securities before advances can be obtained.  At September 30, 2013, our total available credit line with the FHLB was $122.8 million. Our outstanding FHLB advance balance was $40.0 million at September 30, 2013 and $117.0 million at December 31, 2012.

We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver.  We are also required to comply with restrictions on deposit rates that we may offer.  These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.  At September 30, 2013, management considered the Bank’s liquidity level to be sufficient for the purposes of meeting the Bank’s cash flow requirements.

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

Information pertaining to the carrying amounts of our derivative financial instruments follows:

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
IRLCs	$128,465	$131,143	$404,645	$410,192
Forward contracts to sell mortgage-backed securities	153,600	157,205	308,067	306,682

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

Contingencies

On July 1, 2013, we became self-insured with respect to employee-related health insurance claims.  We use commercial insurance above our self-insured retentions to reduce our risk of catastrophic loss.  Our reserves for self-insured losses are estimated based on employee claim history. Our self-insurance reserves totaled $175,000 as of September 30, 2013.

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

Interest Rate Risk

Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (net interest income), including advances from the FHLB and other borrowings.  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.  However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2013, we had a one-year cumulative positive gap of approximately $302.7 million compared to a one-year cumulative positive gap of approximately $5.0 million at December 31, 2012.

While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income and net income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. Our fee income produced by mortgage-banking operations may also be impacted by changes in rates. As long-term rates increase, the volume of fixed-rate mortgage loans originated for sale in the secondary market may decline and reduce our revenues generated by this line of business. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income.  At September 30, 2013, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in a yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	1.70%	(7.11)%

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the three months ended September 30, 2013.

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

101.0*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Stockholders’ Deficit; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*  Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MARINER BANCORP

Date:	November 14, 2013	By:	/s/ Mark A. Keidel
Mark A. Keidel
Interim Chief Executive Officer and Principal Executive Officer

Date:	November 14, 2013	By:	/s/ Paul B. Susie
Paul B. Susie
Chief Financial Officer and Principal Accounting Officer

Exhibit Index

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended, filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.0*
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes in Stockholders’ Deficit; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*  Furnished, not filed.