Form 10-K
period 2013-12-31
FIRST MARINER BANCORP
filed 2014-03-31
CIK 946090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 0-21815

FIRST MARINER BANCORP
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	52-1834860 (IRS Employer Identification Number)
1501 S. Clinton Street, Baltimore, MD (Address of principal executive offices)	21224 (zip code)
410-342-2600
(Registrant's telephone number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $37.2 million.
The number of shares of common stock outstanding as of March 14, 2014 was 19,705,896 shares.
Documents incorporated by reference: None.

FIRST MARINER BANCORP
Annual Report on Form 10-K
December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in, or incorporated by reference into, this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are not guarantees of performance or results. When we use words like "may," "plan," "contemplate," "anticipate," "believe," "intend," "continue," "expect," "project," "predict," "estimate," "target," "could," "is likely," "should," "would," "will," and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	risks and uncertainties related to the Merger and Acquisition Agreement and the Chapter 11 Bankruptcy Filing as detailed in Item 1A of Part I of this Annual Report on Form 10-K;

•	our ability to continue to operate as a going concern;

•	our ability to meet our liquidity needs;

•	our ability to raise sufficient capital to comply with the requirements of our regulators and for continued support of operations;

•	our ability to realize the benefits from our cost saving initiatives;

•	the failure of assumptions underlying the establishment of our allowance for loan losses that may prove to be materially incorrect or may not be borne out by subsequent events;

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

•
the effect of any mergers, acquisitions, or other transactions to which we or our subsidiary may from time to time be a party (see "Recent Developments" in Item 1 of Part I of this Annual Report on Form 10-K);

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

•
the strength of the United States economy in general, the strength of the local economies in which we conduct operations, and the unfavorable effects of future economic conditions, including inflation, recession, or decreases in real estate values; and

•
geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad.

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
General
First Mariner Bancorp ("First Mariner") is a bank holding company whose business is conducted primarily through its wholly owned operating subsidiary, First Mariner Bank (the "Bank"). First Mariner was established in 1995 and has total assets in excess of $1.0 billion as of December 31, 2013. Our executive offices are located in the Canton area of Baltimore City at 1501 South Clinton Street, Baltimore, Maryland 21224. Our telephone number is (410) 342-2600.
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
The Bank is currently our only operating subsidiary, with assets exceeding $1.0 billion as of December 31, 2013, and is the largest bank headquartered in Baltimore, Maryland. The Bank was formed in 1995 through the merger of several small financial institutions. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland, as well as portions of Maryland's eastern shore. First Mariner Bank is an independent community bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").
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
First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Item 7 in Part II of this Annual Report on Form 10-K and Note 21 to the Consolidated Financial Statements for more detailed information on the results of our mortgage-banking operations.
We do not conduct any foreign operations.
We operate in two business segments—commercial and consumer banking and mortgage-banking. Financial information related to our operations in these segments for each of the three years ended December 31, 2013 is provided in Note 21 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Recent Developments
On February 7, 2014, the Company entered into a Merger and Acquisition Agreement ("M&A Agreement") with RKJS Bank ("RKJS"), a Maryland chartered trust company. Pursuant to the terms and subject to the conditions set forth in the M&A Agreement, RKJS has agreed to purchase all of the issued and outstanding shares of common stock of the Bank ("Acquired Stock") and certain other assets held in the name of the Company, but used in the business of the Bank (together with Acquired Stock, "Acquired Assets") for a cash purchase price of $4.775 million ("Purchase Price"). If the Bank’s Tier I Capital, calculated in accordance with FDIC regulations, but reduced for the cost of directors’ and officers’ liability insurance tail coverage, is less than $29.0 million, the Purchase Price will be reduced on a dollar-for-dollar basis for each dollar that such Tier 1 Capital is less than $29.0 million. The acquisition of the Acquired Stock will be accomplished by the merger of RKJS with and into the Bank, with the Bank being the surviving entity (the "Merger"). Upon completion of the Merger, RKJS has agreed to recapitalize the Bank with additional capital of between $85.0 million and $100.0 million, less the Purchase Price. RKJS will purchase the Acquired Assets free and clear of all liens, claims, and encumbrances and will assume no liabilities of the Company.

The M&A Agreement requires that the Company file a voluntary petition for relief under Chapter 11 of the United States ("U.S.") Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Maryland ("Bankruptcy Court") (which filing occurred on February 10, 2014 as described below) ("Chapter 11 Proceeding"). The M&A Agreement also contains covenants of the Company and RKJS, including, among others, an agreement by the Company and RKJS to use their commercially reasonable best efforts to obtain the entry of an order of the Bankruptcy Court approving certain auction and sale procedures with respect to the Acquired Assets ("Bidding Procedures Order").
The Merger will be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to bidding procedures and the possible receipt of a higher and better bid at auction ("Auction") that will be conducted in accordance with the bidding procedures approved by the Bankruptcy Court ("Bidding Procedures"). The Bidding Procedures provide that RKJS is the "stalking-horse" bidder for the Acquired Assets at the Auction. The M&A Agreement calls for the Company to pay a stalking-horse bidder fee in certain circumstances, including the Bankruptcy Court's approval of the acquisition of the Acquired Assets by another bidder. The amount of the stalking-horse bidder fee is: (i) $1.0 million, of which $750,000 would be payable by the Bank and $250,000 would be payable by the Company; and (ii) an expense reimbursement of all reasonable and documented fees and expenses incurred by RKJS and its investors in connection with the transactions contemplated by the M&A Agreement not to exceed $1.75 million.
The Company and RKJS have made customary representations, warranties, and covenants in the M&A Agreement.
Consummation of the sale of the Acquired Assets is subject to customary closing conditions, including, among other things: (i) the representations and warranties of the parties to the M&A Agreement being true and correct as of the closing; (ii) the Bankruptcy Court entering a final sale order relating to the Acquired Assets; and (iii) RKJS obtaining the requisite regulatory approvals for the purchase of the Acquired Stock.
Chapter 11 Voluntary Bankruptcy Filing
On February 10, 2014, the Company filed the Chapter 11 Proceeding in the Bankruptcy Court. The Company will continue to operate its business, as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. During the bankruptcy proceedings, the Bank’s branches will remain open and will continue serving customers as usual.
During the pendency of the Chapter 11 Proceeding, the Company’s financial results may fluctuate as they reflect asset impairments, asset dispositions, contract terminations and rejections, and claims assessments. As a result, the Company’s historical financial performance may not be indicative of its financial performance following the Chapter 11 Proceeding.
In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a Chapter 11 liquidation plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 liquidation plan will likely result in holders of equity interests in the Company having all such interests cancelled and extinguished. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by the Company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities as their value and prospects are highly speculative.
Debtor-In-Possession Financing Facility
Also on February 10, 2014, as part of the Chapter 11 Proceeding, the Company and RKJS entered into a Debtor-in-Possession Credit Agreement ("DIP Credit Agreement"). Pursuant to the terms and subject to the conditions set forth in the DIP Credit Agreement, RKJS agreed to provide a debtor-in-possession financing facility ("DIP Financing Facility") to the Company in an amount not to exceed $2.5 million. The DIP Credit Agreement will provide a source of funds to the Company, enabling the Company to satisfy customary obligations associated with the bankruptcy process. The obligations under the DIP Financing Facility are secured by all assets of the Company, including without limitation a pledge of the stock of the Bank, which is the Company’s principal operating subsidiary. All amounts outstanding under the DIP Financing Facility will become due and payable on the date that is four months from the first extension of credit under the DIP Financing Facility or, in certain circumstances, an earlier date (e.g., if another bidder is selected to purchase the Acquired Assets).
The Company and RKJS have made customary representations, warranties, and covenants in the DIP Credit Agreement.

Default on the Junior Subordinated Debentures
The Company’s filing of the Chapter 11 Proceeding in the Bankruptcy Court constituted an event of default under the indentures relating to its junior subordinated debt, causing the entire unpaid principal and accrued interest under each of the indentures to become immediately due and payable upon notice to the Company in writing from either the indenture trustee or holders of a specified aggregate principal amount of the junior subordinated debt outstanding under each such debenture. The Company believes that any efforts to enforce such payment obligations with respect to the junior subordinated debt are stayed as a result of the filing of the Chapter 11 Proceeding.
Our Business Strategy
As discussed under "Recent Developments" above, we have entered into the M&A Agreement and the Chapter 11 Proceeding. As a result, our main business strategy has changed from that of focusing on improving earnings, liquidity, capital adequacy, and controlling asset growth to that of successfully concluding the bankruptcy process, selling the Bank, and terminating Company operations.
In the event we are unable to consummate the transactions contemplated by the M&A Agreement, our business strategies would be the following:
•strengthen the capital position of the Company and the Bank;
•reduce our long-term debt;
•aggressively improve the quality of assets currently in our portfolio;
•adhere to rigorous credit standards in the origination of new loans;
•reduce our controllable operating expenses to improve our efficiency ratios;

•	work towards obtaining termination of Regulatory Enforcement Actions (see discussions in Item 1A—"Risk Factors" later in Part I of this Annual Report on Form 10-K);
•review our branch performance to evaluate possible consolidations or relocations that may increase our efficiency;
•cross-sell our products and services to our existing customers to leverage relationships and enhance our profitability;
•capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;
•provide our customers with access to local executives who make key credit and other decisions;
•maximize mortgage-banking opportunities;

•	pursue commercial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors; and
•develop innovative financial products and services to generate additional sources of revenue.
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
Mortgage-Banking
Our mortgage-banking business is structured to provide a source of fee income largely from the process of originating residential mortgage loans for sale in the secondary market, as well as the origination of loans to be held in our loan portfolio. Mortgage-banking products include Federal Housing Administration ("FHA") and the Veterans Administration ("VA") loans, conventional and nonconforming first- and second-lien mortgages, and construction and permanent financing.
Our Lending Activities
Loan Portfolio Composition
At December 31, 2013, our loan portfolio totaled $560.1 million, representing 55% of our total assets of $1.0 billion. The majority of our lending activity is in the Mid-Atlantic region and our loans are generally secured by residential and commercial real estate. At December 31, 2013, approximately 89% of our total loans were secured by real estate.
Commercial Loans
The Bank originates a variety of loans for business purposes. The majority of our commercial loans are secured. The Bank makes loans to provide working capital to businesses in the form of lines of credit, which may be secured by real estate, accounts receivable, inventory, equipment, or other assets. The financial condition and cash flows of our commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements, and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is our general policy to obtain personal guarantees from the principals of commercial loan borrowers.
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
The Bank secures development and construction loans with the properties under development or construction and we typically obtain personal guarantees from the principals. Further, to assure that we do not place reliance solely in the value of the underlying property, we consider the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers' equity in the project, independent appraisals, costs estimates, and pre-construction sales information. We have significantly limited our development lending activities over the past five years.
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
See Item 7 of Part II of this Annual Report on Form 10-K for more detailed information concerning our loan portfolio, the individual portfolio segments, and their effect on 2013 operations.
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
The loan committee of the Bank's Board of Directors is authorized to approve loans up to the Bank's legal lending limit, which is approximately $6.6 million as of December 31, 2013. We have established an in-house limit of $5.0 million, which is reviewed periodically by the Board of Directors, but we do have loans to a limited number of customers with balances in excess of that amount.
We generally do not make loans to be held in our loan portfolio outside our market area unless the borrower has an established relationship with us and conducts its principal business operations within our market area. Consequently, we, and our borrowers, are affected by the economic conditions prevailing in our market area. Approximately 66% of our residential real estate development and construction loan portfolio consisted of loans to Maryland customers, 29% consisted of loans to customers in the surrounding states and the District of Columbia, and the remaining 5% consisted of loans to customers in other states in the country. Approximately 88% of our commercial loan portfolio (commercial, commercial mortgage, and commercial construction) consisted of loans to Maryland customers with an additional 11% consisting of loans to customers in the surrounding states and the District of Columbia. Commercial and commercial real estate loans to customers in other states in the country amounted to approximately 1% of our portfolio.
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

Our Competition
Banking
We operate in a highly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, mortgage companies, finance companies, Internet-based financial companies, and other financial entities. Our principal competitors include other community commercial banks and larger financial institutions with branches in our market area. Numerous mergers and consolidations involving financial entities in our market area have required us to compete with banks and finance companies with greater resources. Additionally, certain financial institutions received various amounts of government financial assistance in accordance with legislation passed in late 2008, giving those institutions greater resources with which to compete in our market. See "Supervision and Regulation" later in this Item for further information on government legislation.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the "Dodd-Frank Act") made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.
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
The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbanking activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities includes, among others: operating a savings association, mortgage company, finance company, credit card company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.
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
Capital Requirements
The Dodd-Frank Act requires the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations, when finalized, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier I holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with less than $15 billion of consolidated assets are grandfathered. Such grandfathering applies to certain trust preferred securities issued by First Mariner, although at December 31, 2013, none of our trust preferred securities qualified for use in our capital calculations due to certain limitations.
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
In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of First Mariner causes a loss to the FDIC, other insured subsidiaries could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross-guaranty liabilities generally are superior in priority to the obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. At December 31, 2013, the Bank was the only subsidiary depository institution of First Mariner.
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
Interstate Branching
Federal law authorizes the responsible federal banking agencies to approve merger transactions between banks located in different states unless the state in which the target is located has opted out. Accordingly, a Maryland bank may acquire branches in a state other than Maryland unless the other state has enacted legislation opting out. Federal law also authorizes de novo branching into another state. The Dodd-Frank Act removed a requirement that host states enact a law expressly permitting out-of-state banks to establish such branches within its borders.
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
The risk-based capital standard requires the maintenance of Tier I and total capital (which is defined as Tier I capital plus Tier II (or "supplementary") capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining risk-weighted assets, all assets, including certain off-balance sheet items, recourse obligations, residual interests, and direct credit substitutes, are multiplied by risk weightings of 0% to 200%, which are assigned by the FDIC capital regulation based on the risks believed inherent in the type of asset. The components of Tier II capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses (the "allowance") up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale ("AFS") equity securities with readily determinable fair market values. Overall, the amount of Tier II capital included as total capital cannot exceed 100% of Tier I capital.
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
New Capital Rules
In July 2013, the FRB and the FDIC, approved final rules ("New Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s ("Basel Committee") December 2010 final capital framework referred to as "Basel III" for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee’s 2004 "Basel II" capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.
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
Mortgage Banking and Related Consumer Protection Regulations
The retail activities of banks, including our mortgage-banking operation, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z administered by the Bureau, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C administered by the Bureau, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B administered by the Bureau, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V administered by the Bureau, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.
Deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

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
The Chapter 11 Proceeding creates uncertainty as to the disposition of the Company’s assets and liabilities and is expected to result in the holders of equity interests in the Company having all such interests cancelled and extinguished.
On February 10, 2014, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of this filing, there is uncertainty regarding the disposition of the Company’s assets and liabilities. The holders of equity interests in the Company are not expected to receive or retain any property interest on account of their interests and all such interests are expected to be cancelled and extinguished.

The total principal and accrued interest owed by our holding company under the indentures governing our trust preferred securities (the "Trusts") was approximately $60.6 million as of February 27, 2014. Pursuant to the M&A Agreement, we agreed to sell our interest in the Bank to RKJS for $4.775 million, which amount is subject to possible downward, but not upward, adjustment. Pursuant to auction procedures approved by the Bankruptcy Court, other interested parties have an opportunity to submit bids to acquire the Bank. The proceeds from the sale of the Bank, together with other assets held at our holding company, will be available for the payment of bankruptcy expenses and distribution to our creditors, primarily the holders of our trust preferred securities. Thereafter, remaining proceeds, if any, would be available for distribution to holders of our common stock. If we consummate the sale of the Bank to RKJS, or if no other bidder is willing to offer a sufficiently high bid so as to enable us to pay our expenses and our creditors in full, we anticipate that our common stock will have no value.
The Company’s operations are subject to the risks and uncertainties associated with the Chapter 11 Proceeding.
For the duration of the Chapter 11 Proceeding, the Company’s operations will be subject to the risks and uncertainties associated with bankruptcy. These risks include, among other things:

•
the uncertainty regarding the eventual outcome of the Company’s plan to sell the common stock of the Bank ("Sale"), which includes but is not limited to uncertainties related to the parties’ ability to obtain regulatory approval of the Sale, the satisfaction of certain required conditions, and the effect of other adverse factors (whether such factors are known or unknown);

•	the Company’s ability to continue as a going concern;

•	actions and decisions of the Company’s creditors and other third parties who have interests in the Company’s Chapter 11 Proceeding may be inconsistent with our plans;

•	the Company’s ability to develop, prosecute, confirm, and consummate a Chapter 11 liquidation plan with respect to the Chapter 11 Proceeding;

•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Proceeding from time to time;

•	the Company’s ability to retain and motivate management and other key employees through the bankruptcy process or to attract new employees;

•	the Company’s ability to obtain and maintain normal terms with vendors and service providers;

•	the Company’s ability to maintain contracts that are critical to its operations;

•	the risks associated with transactions outside the ordinary course of business being subject to prior approval of the Bankruptcy Court; and

•
the risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a Chapter 11 liquidation plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 bankruptcy to a chapter 7 proceeding.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceeding could adversely affect the Bank and its relationships with customers, as well as with vendors and employees, which in turn could adversely affect the Company’s operations and financial condition, particularly if the Chapter 11 Proceeding is protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company’s ability to respond timely to certain events or take advantage of certain opportunities.
Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities as their value and prospects are highly speculative.
During the pendency of the Company’s Chapter 11 Proceeding, its financial results may be unstable and may not reflect historical trends.
During the pendency of the Chapter 11 Proceeding, the Company’s financial results may fluctuate as they reflect asset impairments, asset dispositions, contract terminations and rejections, and claims assessments. As a result, the Company’s historical financial performance may not be indicative of its financial performance following the Chapter 11 Proceeding.
The Company intends to sell the Bank in the Chapter 11 Proceeding. If the Company is successful in selling the Bank, it will have no operating assets. The Company does not expect to continue as a going concern.
The Company has agreed to sell to RKJS all of the shares of common stock of the Bank and other assets and contracts of the Company for $4.775 million. The sale of the Acquired Assets will leave the Company with no established source of future revenue.
The sale of the Acquired Assets is subject to a bidding process that may be joined by parties not yet known to us. The bidding process may result in a purchase price that differs from that which was submitted to the Bankruptcy Court.
The Company considers the value of its common stock to be highly speculative and strongly cautions its equity holders that its stock likely has no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities.
If the Company is successful in selling the Acquired Assets, it will have no operating activities remaining and no source of income. The risk factors which follow are principally based on the risks inherent in operating and financing the Company’s business in a manner which includes its current operations. The presentation of these risk factors is not meant to suggest that the Company expects to own and operate any of its current, or any other, operating business in the future.
We are subject to restrictions and conditions of a Cease and Desist Order issued by the FDIC and the Commissioner ("September Order"), and agreements with the FRB ("FRB Agreement" and "New FRB Agreement") (collectively, the "FRB Agreements") and have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with these enforcement actions.
The FDIC and the Commissioner have issued Cease and Desist Orders against the Bank and the Company. The Bank and the Company have also entered into the FRB Agreements. The September Order contains a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified assets, operating restrictions, and restrictions on dividend payments by the Bank. These restrictions may impede our ability to operate our business. If we continue to fail to comply with the terms and conditions of the September Order or the FRB Agreements, the appropriate regulatory authority could take additional enforcement action against us, including the imposition of further operating restrictions, monetary penalties, or possibly place the Bank in receivership. We could also be directed to seek a merger partner (notwithstanding the aforementioned M&A Agreement). We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the enforcement actions and we will incur ongoing expenses attributable to compliance with the terms of the enforcement actions. Although we do not expect it, it is possible regulatory compliance expenses related to the enforcement actions could have a material adverse impact on us in the future. In addition, our ability to independently make certain changes to our business is restricted by the terms of the September Order and the FRB Agreements, which could negatively impact the scope and flexibility of our business activities. While we believe that we will be able to take actions that will result in the September Order and the FRB Agreements being terminated in the future, we cannot guarantee that such actions will result in the termination of the September Order and/or the FRB Agreements. Further, the imposition of the September Order and the FRB Agreements may make it more difficult to attract and retain qualified employees. Specifically, the significant terms of the September Order are as follows:

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
We have adopted all plans required by the FRB Agreements and have not taken any of the prohibited actions. However, we continue not to meet the required capital ratios. As mentioned previously, we have entered into the M&A Agreement with the goal of recapitalization of the Bank. See more detailed information under "Recent Developments" in Item 1 above.
As of December 31, 2013, the Bank's and the Company's capital levels were not sufficient to achieve compliance with the higher capital requirements we were to have met by June 30, 2010. The failure to meet and maintain these capital requirements could result in further action by our regulators.
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
Because we have not met all of the capital requirements set forth in the September Order within the prescribed timeframes, the FDIC and the Commissioner could take additional enforcement action against us, including the imposition of monetary penalties, as well as further operating restrictions. The FDIC or the Commissioner could direct us to seek a merger partner (notwithstanding the aforementioned M&A Agreement) or possibly place the Bank in receivership.

Additionally, in accordance with the requirements of the FRB Agreements, the Company submitted a written plan to maintain sufficient capital at the holding company level, such that First Mariner satisfies the FRB's minimum capital requirements. To satisfy these requirements, First Mariner's consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2013, those capital ratios were (2.4)%, (4.0)%, and (4.0)%, respectively, which were not in compliance with the minimum requirements. As further described above, the failure to meet all of the capital ratios could subject us to additional enforcement actions.
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
As mentioned previously, we have entered into the M&A Agreement with the goal of recapitalization of the Bank. See more detailed information under "Recent Developments" in Item 1 above.
There is doubt about our ability to continue as a going concern.
As discussed above, the Bank is subject to the September Order and the FRB Agreements, both of which require the Bank and the Company, respectively, to increase leverage and total risk-based capital ratios and, at December 31, 2013, the Company was below the required levels. Failure to increase the Company's capital ratios or further declines in the capital ratios expose the Company and the Bank to additional restrictions and regulatory actions, including potential receivership of the Bank. This uncertainty as to the Company's ability to meet existing or future regulatory requirements raises substantial doubt about our ability to continue as a going concern. Unless the Company is able to raise sufficient levels of capital in the near future, we may be unable to meet the capital ratio requirements. The Company's audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company's financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company. In addition, the Bank's customers, employees, vendors, correspondent institutions, and others with whom the Bank does business may react negatively to the doubt about our ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding the Bank's financial condition that could result in a significant loss in deposits and customer relationships, key employees, vendor relationships and our ability to do business with correspondent institutions upon which we rely.
As mentioned previously, we have entered into the M&A Agreement with the goal of recapitalization of the Bank, pending the Chapter 11 Proceeding. There can be no assurance that the Chapter 11 Proceeding will result in the sale of the Bank. Additionally, if the sale of the Bank does occur, the Company will no longer be a viable entity.
See more detailed information under "Recent Developments" in Item 1 above.
We have taken actions, and may take additional actions, to help us meet immediate needs for capital, including reducing our assets and liabilities. The disposition of our assets and liabilities could hurt our long-term profitability.
On December 14, 2009, First Mariner consummated the sale of its equity interests in Mariner Finance, LLC ("Mariner Finance") to MF Raven Holdings, Inc. for a purchase price of approximately $10.5 million. We retained a 5% ownership stake in the new Mariner Finance entity. We recorded a loss on the sale of $11.1 million during 2009. We sold our remaining minority interest in Mariner Finance for $4.0 million in 2013. The sale has resulted in the loss of revenue from Mariner Finance.
We have closed eight branches since 2009 in order to reduce overhead costs in support of our strategy of prudently reducing assets and liabilities.
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
Due to the M&A Agreement and Chapter 11 Proceeding (see Item 1 — "Business - Recent Developments" above), we don't presently believe there is any recovery value in our stock.
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
The FHLB has reduced our line of credit, which stands at a total of $108.3 million at December 31, 2013 (with an outstanding balance of $40.0 million as of December 31, 2013). As part of the September Order, we are not allowed to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. At December 31, 2013, we maintained a significant amount of cash and cash equivalents such that management considered the Bank's liquidity level to be sufficient for the purposes of meeting the Bank's cash flow requirements.
Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

The large amount of liquidity on our balance sheet negatively impacts our ability to increase income.
Because the FRB Agreements, the September Order, and our reduced borrowing capacity have limited our access to certain sources of funding, we have maintained significantly more liquidity on our balance sheet then we otherwise would. At December 31, 2013, the Bank's cash and cash equivalents amounted to $165.7 million. The opportunity cost of maintaining liquidity at this level or at similar levels is substantial, because, at December 31, 2013, the cash and cash equivalents we have accumulated yielded substantially less than our other interest-earning assets. Until we raise capital to a level that satisfies the capital requirements of the FRB Agreements and the September Order, we will need to maintain significantly higher levels of liquidity which will, in turn, negatively impact our ability to increase income.
Declines in asset values may result in impairment charges and adversely impact the value of our investments, financial performance, and capital. If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security.
We maintain a securities portfolio that includes, but is not limited to, mortgage-backed securities and pooled trust preferred collateralized debt obligations. The market value of securities may be affected by factors other than the underlying performance of the issuer, such as adverse changes in business climate and lack of liquidity for the resale of certain securities. As of December 31, 2013, our entire securities portfolio was classified as AFS. Unrealized gains and losses in the estimated value of the AFS portfolio are "marked to market" and reflected as a separate item in stockholders' deficit as accumulated other comprehensive loss.
We periodically, but not less than quarterly, evaluate securities and other assets for impairment indicators. We may be required to record impairment charges if securities suffer a decline in value that is considered other than temporary. Changes in the expected cash flows, credit enhancement levels, or credit ratings of our securities and/or prolonged price declines may result in our concluding in future periods that the impairment of our securities is other than temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment ("OTTI"), which could have a material adverse effect on results of operations in the period in which the write-off occurs. During the years ended December 31, 2012 and 2011, we recognized $460,000 and $838,000, respectively, in such charges. No OTTI charges were required for the year ended December 31, 2013.
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
We are in default under the indentures governing our trust preferred securities. As a result, the holders of our trust preferred securities have the right to declare all principal and accrued interest, totaling $60.6 million at February 7, 2014, due and payable. The Company has guaranteed each Trust’s obligations under these Notes.
Upon expiration of the applicable 30-day grace period on February 6, 2014, with respect to Mariner Capital Trust ("MCT") III and VI and February 7 with respect to MCT V, these payment failures became defaults under the Indentures entered into by Trusts and certain financial institutions as trustees (the "Trustees") and the related Guarantee Agreements between the Company and the Trustees. Neither of MCT III or MCT VI nor the Company paid the delinquent interest amounts prior to or upon the expiration of the 30-day grace period on February 6, 2014, and neither MCT V nor the Company paid the delinquent interest amounts prior to or upon the expiration of the 30-day grace period on February 7, 2014. As a result, the Trustees and holders of the outstanding trust preferred securities of the applicable Trusts have the right to accelerate all principal, accrued interest, and other obligations of the Trusts under the applicable Debentures and to demand payment of all such amounts from the Company under the related Guarantee Agreements. The Company has learned that on February 7, 2014, certain holders of $5.0 million of trust preferred securities issued by MCT III filed suit in the U.S. District Court for the Southern District of New York seeking payment of the $5.0 million principal amount due on their outstanding trust preferred securities plus costs and interest. The total principal and accrued interest owed under the Debentures issued to the Trusts was approximately $60.6 million as of February 7, 2014. In addition, the Trusts and the Company are obligated to reimburse the trustees for all reasonable expenses, disbursements, and advances in connection with the exercise of rights under the Indentures.

In addition, the Company’s Chapter 11 Proceeding, as discussed previously in Item 1 under "Recent Developments," constitutes an event of default under (i) the Junior Subordinated Indenture dated December 10, 2002 relating to the Company’s $6.0 million of Junior Subordinated Debentures due December 10, 2032, (ii) the Junior Subordinated Indenture dated June 18, 2003 relating to the Company’s $14.5 million of Junior Subordinated Debentures due July 7, 2033, (iii) the Junior Subordinated Indenture dated August 18, 2003 relating to the Company’s $5.0 million of Junior Subordinated Debentures due August 18, 2033, (iv) the Junior Subordinated Indenture dated September 25, 2003 relating to the Company’s $10.0 million of Junior Subordinated Debentures due October 8, 2033, (v) the Junior Subordinated Indenture dated October 21, 2004 relating to the Company’s $10.0 million of Junior Subordinated Debentures due January 7, 2035, and (vi) the Junior Subordinated Indenture dated August 18, 2005 relating to the Company’s $5.0 million of Junior Subordinated Debentures due September 15, 2035.
Upon such event of default, the entire unpaid principal and accrued interest became immediately due and payable by notice to the Company in writing from either the trustees of such trusts or holders of not less than a majority, or 25% in the case of MCT II and MCT IV, in aggregate principal amount of the outstanding Debentures. The Company believes that, as a result of the Chapter 11 Proceeding, all creditors are subject to an automatic stay imposed by Section 362 of the Bankruptcy Code of any action to collect, assert, or recover a claim against the Company as a result of the Chapter 11 Proceeding.
We have had losses in recent periods.
Although we realized net income of $16.1 million during 2012, for the years ended December 31, 2013 and 2011, we incurred net losses of $19.1 million and $30.2 million, respectively. Our earnings in those periods were hurt by adverse economic conditions, including falling home prices, increasing foreclosures, and increasing unemployment in our markets. In addition, we had provisions for loan losses of $1.3 million, $2.6 million, and $14.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our ability to return to profitability will depend on whether we are able to continue to reduce credit losses in the future, which will depend, in part, on whether economic conditions in our markets continue to improve, as well as increasing our net interest income and controlling expenses. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will be able to achieve profitability. If we incur significant operating losses again in the future, our stock price may further decline. Even if we increase capital levels so as to meet the Bank and consolidated capital levels mandated by our regulators, if we incur further operating losses, we may in the future need to raise additional capital to maintain Bank and Company capital levels that meet or exceed the levels mandated by our regulators.
See "Recent Developments" in Item 1 above for more information on the M&A Agreement and Chapter 11 Proceeding.
Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.
When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined LTV ratios. The decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures, or repossessions, resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by regulatory authorities, as part of their examination process, which may result in the establishment of an additional allowance after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $8.6 million, or 1.5% of total loans outstanding and 23.5% of nonperforming assets ("NPAs") ($36.1 million) and loans past-due 90 days or more and accruing ($429,000), as of December 31, 2013. Our allowance for loan losses at December 31, 2013 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. As of December 31, 2013, we had outstanding loan balances of approximately $511.1 million (91.3% of total loans) that were performing according to their original terms. However, the deterioration of one or more of these performing loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

We have a high percentage of commercial real estate and real estate construction loans in relation to our total loans.
At December 31, 2013, we had $201.8 million in mortgage loans secured by commercial real estate and $57.2 million in real estate construction loans, which included $40.7 million in commercial construction loans and $16.5 million in consumer construction loans. Commercial mortgage loans and total construction loans represented 36.0% and 10.2%, respectively, of our net loan portfolio. While commercial real estate and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.
Current regulatory guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2013, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.
Mortgage-banking activities generate a significant portion of our noninterest income.
A significant portion of our business involves originating residential mortgage loans through our mortgage division. Mortgage-banking revenue amounted to $51.8 million, $82.9 million, and $29.4 million for 2013, 2012, and 2011, respectively, which accounted for approximately 82.3%, 93.5%, and 75.3% of our noninterest income for those years, respectively. Real estate loan origination activity, including refinancing, is generally greater during periods of low or declining interest rates and favorable economic conditions. Adverse changes in market conditions and/or higher interest rates could have an adverse impact on our earnings through lower origination volumes. Mortgage-banking revenue decreased significantly from 2012 to 2013, and further declines in mortgage-banking revenue would significantly affect our profitability.
We face interest rate risk on our loans held for sale ("LHFS") portfolio.
We are exposed to interest rate risk in both our pipeline of mortgage originations (loans that have yet to close with the borrower) and in our warehouse loans (those loans that have closed with the borrower but have yet to be funded by investors). We have managed this interest rate risk through hedging strategies. We hedge a portion of our mortgage loan pipeline and warehouse utilizing derivatives in the form of forward sales of mortgage-backed securities. We expect that these derivative financial instruments will experience changes in fair value opposite to the change in fair value of the derivative loan commitments and our warehouse. However, the process of selling loans and the use of forward sales of mortgage-backed securities to hedge interest rate risk associated with customer interest rate lock commitments ("IRLC" or "IRLCs") involves greater risk than selling loans on an individual basis through forward delivery commitments. Hedging interest rate risk requires management to estimate the expected "fallout" (rate lock commitments with customers that do not complete the loan process). Additionally, the fair value of the hedge may not correlate precisely with the change in fair value of the rate lock commitments with the customer due to changes in market conditions, such as demand for loan products, or prices paid for differing types of loan products. Variances from management's estimates for customer fallout or market changes making the forward sale of mortgage-backed securities ineffective may result in higher volatility in our profits from selling mortgage loans originated for sale. We engage an experienced third party to assist us in managing our activities in hedging and marketing sales strategy, however, there is always the risk that a hedge will not be successful.
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
We currently hold a significant amount of BOLI on key employees and executives that have cash surrender values of $39.6 million as of December 31, 2013. The eventual repayment of the cash surrender value is subject to the ability of various insurance companies to pay benefits in the event of the death of an insured employee or return the cash surrender value to us in the event of our need for liquidity. We continuously monitor the financial strength of the various insurance companies with whom we carry policies. However, there is no assurance that one or more of these companies will not experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. Additionally, should we need to liquidate these policies for liquidity needs, we would be subject to taxation on the increase in cash surrender value as well as penalties for early termination of the insurance contracts. These events would have a negative impact on our earnings.
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
In addition, the Chapter 11 Proceeding (see "Recent Developments" in Item 1 above) and the default on the Junior Subordinated Deferrable Interest Debentures (see above), will likely increase our litigation costs.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the value of the collateral held by us cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
See detailed information on our regulatory environment under "Supervision and Regulation" in Item 1 above.
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
We rely heavily on our senior officer team. The loss of any of our senior officers could have an adverse effect on us because we have been operating with as small a staff as possible to reduce expenses. In 2011, the then Chairman of the Board and Chief Executive Officer ("CEO") of the Company and the Bank retired and the then President of the Bank resigned to pursue another opportunity. Such individuals have not been replaced and their duties have been assumed by other officers. Moreover, as a result of our capital levels and the September Order, we are subject to regulations that limit our flexibility in offering compensation arrangements that would better enable us to retain our senior officers, and we may find it difficult to attract replacement officers in the event we were to lose existing senior officers. In addition, as a community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior officers.
A continuation or worsening of economic conditions could result in increases in the Company's level of nonperforming loans and/or reduced demand for our products and services, which could lead to lower revenue, higher loan losses, and lower earnings.
The Company's business activities and earnings are affected by general business conditions in the U.S. and in the Company's primary market area. These conditions include the level of short-term and long-term interest rates, inflation, deflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the U.S. generally and in the Company's market area in particular. The national economy experienced a recession from December 2007 to June 2009, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The economic recovery since the end of the recession has been weak. Dramatic declines in the U.S. housing market over the past few years, with decreasing home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and other loans and investments tied to the residential housing market and have resulted in significant write-downs of asset values by many financial institutions. Our local economy has experienced similar economic conditions, although the deterioration may not be as severe in some respects as the national economy overall. A prolonged or more severe economic downturn, continued elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of borrowers to repay their loans in accordance with their terms. Nearly all of the Company's loans are secured by real estate, and a majority of our loans are made to individuals and businesses in the localities in which we have offices. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively affect the Company's interest income and result in higher provisions for loan losses, which would hurt the Company's earnings. The economic downturn could also result in reduced demand for credit, which would hurt the Company's revenues.

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
Although the board of directors has declared cash dividends in the past, it has discontinued such payments to conserve cash and capital resources and does not intend to declare cash dividends for the foreseeable future. Moreover, the FRB Agreements prohibit the payment of dividends to our stockholders. Our future ability to pay dividends will be largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized." For a Maryland commercial bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings.
Our ability to pay dividends is further subject to our ability to make payments of interest under junior subordinated debentures due through 2035 held by our statutory trusts, MCT II, III, IV, V, VI, and VII (collectively, the "MCT Trusts"). As mentioned previously, we did not pay the accrued interest on these debentures at the end of the deferral period and as of January, 2014, are in technical default with respect to these borrowings.. Under the terms of the Trust Preferred Securities, we are not permitted to pay dividends to our stockholders while we are deferring interest payments on the debentures.
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
See information on the M&A Agreement under "Recent Developments" in Item 1 above.

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
We operate retail bank branches at the following locations:*

Maryland:

Annapolis(2)	Dundalk(2)	Pikesville(1)
161 A Jennifer Road	7860 Wise Avenue	1013 Reisterstown Road
Annapolis, MD 21401	Baltimore, MD 21222	Baltimore, MD 21208

Arbutus(2)(5)	Easton(1)(5)	Pikesville Drive-Thru(2)(4)
3720 Washington Blvd., Suite 100	8662 Alicia Drive	1100 Reisterstown Road
Baltimore, MD 21227	Easton, MD 21601	Baltimore, MD 21208

Bel Air(3)	Ellicott City(3)	Severna Park(2)
12 A Bel Air South Parkway	10065 Baltimore National Pike	366A Gov Ritchie Highway
Bel Air, MD 21015	Ellicott City, MD 21042	Severna Park, MD 21146

Canton Drive-Thru(1)(4)	Glen Burnie(3)	Westminster(1)
3301 Boston Street	305 South Crain Highway	1010 Baltimore Boulevard
Baltimore, MD 21224	Glen Burnie, MD 21061	Westminster, MD 21157

Canton Tower/Headquarters(2)	Hickory(3)	White Marsh(1)
1501 South Clinton Street	1403 Conowingo Road	10101 Philadelphia Road
Baltimore, MD 21224	Bel Air, MD 21014	White Marsh, MD 21237

Carroll Island(2)	Loch Raven(1)	Woodlawn(3)
176 Carroll Island Road	1641 East Joppa Road	7007 Security Boulevard
Baltimore, MD 21220	Baltimore, MD 21286	Baltimore, MD 21244

Cockeysville(3)	Owings Mills(1)
9840 York Road	4800 Painters Mill Road
Cockeysville, MD 21030	Owings Mills, MD 21117

*For our branch hours and remote ATM locations, please refer to our website at www.1stmarinerbank.com.

(1)	Company owns branch

(2)	Company leases branch

(3)	Company owns branch, but leases related land

(4)	Office is a satellite branch

(5)	Closed in 2014

We operate mortgage offices at the following locations:

Maryland:		Delaware:

Annapolis(2)	Rockville(2)	Seaford(2)
2661 Riva Road	15722 Crabbs Branch Way	22350 Sussex Highway
Annapolis, MD 21401	Rockville, MD 20855	Seaford, DE 19973

Bethesda(2)	Salisbury(2)	Virginia:
6903 Rockledge Dr., Ste 525	601 E. Naylor Mill Rd., Ste B
Bethesda, MD 20817	Salisbury, MD 21804	Alexandria(2)
211 North Patrick Street
Canton/Headquarters(1)	Severna Park(2)	Alexandria, VA 22314
3301 Boston Street	838 Ritchie Highway
Baltimore, MD 21224	Severna Park, MD 21146	Landsdowne(2)
19301 Winmeade Drive Ste 200
Easton(1)	Solomon's Island(2)	Landsdowne, VA 20176
8662 Alicia Drive	13940 H. G. Trueman Road
Easton, MD 21601	Solomon's Island, MD 20688	North Carolina:

Ellicott City(3)	Waldorf(2)	VA Mortgage(2)
10065 Baltimore National Pike	3050 Crain Highway	203 Wolf Creek Professional Center
Ellicott City, MD 21042	Waldorf, MD 20601	Havelock, NC 28532

Loch Raven(1)	White Marsh(1)	Jacksonville(2)
1641 East Joppa Road	10101 Philadelphia Road	825 Gum Branch Road, Suite 106
Baltimore, MD 21286	White Marsh, MD 21237	Jacksonville, NC 28540

(1)	Company owns office

(2)	Company leases office

(3)	Company owns office, but leases related land
The Bank's branches generally range in total size from 2,000 to 4,000 square feet and mortgage offices generally range in size from 1,200 to 2,000 square feet. We believe that all of our locations are suitable and adequate to conduct business and support growth in customer and transaction volume.
For more information on our lease commitments and costs, see Note 7 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 3	LEGAL PROCEEDINGS
The Company has learned that on February 7, 2014, certain holders of $5.0 million of trust preferred securities issued by MCT III filed suit in the U.S. District Court for the Southern District of New York seeking payment of the $5.0 million principal amount due on their outstanding trust preferred securities plus costs and interest. The Company believes that, as a result of the Chapter 11 Proceeding, this lawsuit is subject to an automatic stay imposed by Section 362 of the Bankruptcy Code of any action to collect, assert, or recover a claim against the Company as a result of the Chapter 11 Proceeding.
We are also party to certain legal actions that are routine and incidental to our business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.

ITEM 4	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
First Mariner's common stock is quoted on the OTCBB under the symbol "FMAR" ("FMARQ" since the Chapter 11 Proceeding). Currently, there are approximately 895 holders of record of First Mariner common stock. On March 14, 2014, the closing sales price of First Mariner common stock was $0.06 per share.
The table below sets forth for the periods indicated the low and high per share market prices of the common stock:

	Low	High
2013 Quarter Ended
Fourth quarter	$0.37	$1.07
Third quarter	0.74	2.80
Second quarter	0.85	2.97
First quarter	0.79	1.05
2012 Quarter Ended
Fourth quarter	$0.46	$1.11
Third quarter	0.43	0.64
Second quarter	0.38	0.70
First quarter	0.14	0.61
We do not pay cash dividends on our shares of common stock. Currently, we have no plans to pay cash dividends on our common stock. For a discussion of the limitations on First Mariner's ability to pay dividends, see Item 1 of Part I under the heading "Supervision and Regulation" and "Our ability to pay cash dividends is limited" in Item 1A of Part I of this Annual Report on Form 10-K.
As mentioned under "Recent Developments" in Item 1 of Part I of this Annual Report on Form 10-K, we have entered into the M&A Agreement and the Chapter 11 Proceeding. At the anticipated conclusion of the Chapter 11 Proceeding and with the anticipated sale of the Bank, we do not expect the Company's equity securities to retain any value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities as their value and prospects are highly speculative.
Equity Compensation Plan Information
The following table sets forth the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2013:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(B) Weighted-average exercise price of outstanding options, warrants, and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	526,128	$5.36	871,352
Equity compensation plans not approved by security holders	—	—	—
Total	526,128	$5.36	871,352
Issuer Purchases of Equity Securities
None.

ITEM 6	SELECTED FINANCIAL DATA

	2013		2012		2011		2010		2009
Consolidated Statements of Operations Data:	(dollars in thousands, except per share data)
Net interest income	$25,641		$31,946		$28,182		$29,838		$27,112
Provision for loan losses	1,300		2,572		14,330		17,790		11,660
Noninterest income	62,910		88,709		39,069		47,972		51,320
Noninterest expense	106,559		101,803		83,771		87,278		90,883
Income tax (benefit) expense	(204)		163		(606)		19,131		(10,887)
Loss from discontinued operations(1)	—		—		—		(200)		(9,060)
Net (loss) income	(19,104)		16,117		(30,244)		(46,589)		(22,284)
Consolidated Statements of Financial Condition Data:
Total assets	$1,015,829		$1,377,529		$1,179,017		$1,309,637		$1,384,551
Loans receivable, net	560,073		610,396		701,751		811,687		890,951
Allowance for loan losses	8,590		11,434		13,801		14,115		11,639
Deposits	924,996		1,186,830		1,014,760		1,121,889		1,146,504
Long-term borrowings	25,000		73,515		73,698		33,888		95,672
Junior subordinated deferrable interest debentures	52,068		52,068		52,068		52,068		73,724
Stockholders' (deficit) equity	(26,858)		(8,372)		(25,412)		3,746		26,987
Per Share Data:
Number of shares of common stock outstanding at year end	19,705,896		18,860,482		18,860,482		18,050,117		6,452,631
Net (loss) income per common share—Basic and Diluted	$(0.98)		$0.85		$(1.62)		$(3.15)		$(3.45)
Performance and Capital Ratios:
Return on average assets	(1.59)%		1.31%		(2.50)%		(3.43)%		(1.69)%
Return on average equity	NM	(2)	NM	(2)	NM	(2)	NM	(2)	(53.81)%
Net interest margin	2.82%		3.14%		3.03%		2.91%		2.43%
Average (deficit) equity to average assets	(1.06)%		(1.27)%		(0.91)%		2.86%		3.15%
Leverage ratio (Bank)	3.3%		3.8%		3.0%		4.7%		6.2%
Tier I capital to risk-weighted assets (Bank)	5.6%		6.1%		4.2%		6.8%		7.9%
Total capital to risk-weighted assets (Bank)	6.9%		7.3%		5.5%		8.0%		9.1%
Asset Quality Ratios:
Nonperforming assets to total assets	3.56%		4.10%		5.25%		5.48%		4.15%
Allowance for loan losses at year-end to:
Total loans, net of unearned income	1.53%		1.87%		1.97%		1.74%		1.31%
Nonperforming assets and 90 day past-due loans	23.49%		20.15%		20.23%		18.89%		17.46%
Net charge-offs to average total loans, net of unearned income	0.71%		0.75%		1.94%		1.80%		1.37%

(1)	Reflects loss from discontinued operations of Mariner Finance.

(2)	NM=not meaningful

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
First Mariner Bancorp is a bank holding company incorporated under the laws of Maryland and registered under the federal Bank Holding Company Act of 1956, as amended. First Mariner Bancorp's business is conducted primarily through its wholly-owned subsidiary, First Mariner Bank. The Company had over 480 employees (approximately 472 full-time equivalent employees) as of December 31, 2013.
The Bank, with assets exceeding $1.0 billion as of December 31, 2013, is engaged in the general commercial banking business, with particular attention and emphasis on the needs of individuals and small to mid-sized businesses, and delivers a wide range of financial products and services that are offered by many larger competitors. The Bank's primary market area for its core banking operations, which consist of traditional commercial and consumer lending, as well as retail and commercial deposit operations, is central Maryland and portions of Maryland's eastern shore. Products and services of the Bank include traditional deposit products, a variety of consumer and commercial loans, residential and commercial mortgage and construction loans, wire transfer services, nondeposit investment products, and Internet banking and similar services. Most importantly, the Bank provides customers with access to local Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships. The Bank is an independent community bank and its deposits are insured by the FDIC.
First Mariner Mortgage, a division of the Bank, engages in mortgage-banking activities, providing mortgages and associated products to customers and selling most of those mortgages into the secondary market. First Mariner Mortgage had assets of $60.8 million and $404.3 million as of December 31, 2013 and December 31, 2012, respectively, and generated revenue of $58.9 million and $93.2 million, respectively, for the years ended December 31, 2013 and 2012. It recognized a loss before income taxes of $3.2 million during 2013 and income before income taxes of $37.8 million in 2012. Origination volume during 2013 was $2.0 billion compared to $2.5 billion in 2012. During 2013, 54% of the originations were made in the state of Maryland, 23% in the immediately surrounding states and the District of Columbia, and the remaining 23% in other states throughout the country. First Mariner Mortgage has offices in Maryland, Delaware, Virginia, and North Carolina. See Note 21 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more detailed information on the results of our mortgage-banking operations.
Recent Developments
On February 7, 2014, the Company entered into the M&A Agreement with RKJS, a Maryland chartered trust company, and filed the Chapter 11 Proceeding. See "Recent Developments" in Item 1 of Part I of this Annual Report on 10-K for detailed information on these developments.
Critical Accounting Policies
The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. When applying accounting policies in such areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets and liabilities. Below is a discussion of our critical accounting policies.
Securities
We have designated all securities as available for sale, reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ deficit, net of tax effects, in accumulated other comprehensive loss.

Gains or losses on the sales of securities are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on securities are amortized (accreted) over the term of the security using methods that approximate the interest method.
OTTI
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
 To determine the allocated component of the allowance account, loans are pooled by loan class and losses are modeled using historical experience over the loss emergence period.  Additionally, environmental factors are applied to each loan class and is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.
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
Impairment
We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In general, impaired loans consist of nonaccrual loans and troubled debt restructures ("TDR" or "TDRs").  We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low LTV ratio and where collection and repayment efforts are progressing.  We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment.  We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans, collectively for impairment.
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
Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As of December 31, 2013 and 2012, we maintained a valuation allowance against the full amount of our deferred tax assets.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.
We recognize interest and penalties related to income tax matters in income tax expense.
As described under "Recent Developments" in Item 1 of Part I of this Annual Report on Form 10-K, we have entered into the M&A Agreement with the intention of selling the Bank. The sale of the Bank could trigger "change of control" rules which may place a limitation on the amount of deferred taxes that may be utilized in future years.
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
Results of Operations and Financial Condition
The following discussion compares our financial condition at December 31, 2013 to the financial condition at December 31, 2012 and results of operations for the years ended December 31, 2013, 2012, and 2011. This discussion should be read in conjunction with our accompanying financial statements and related notes as well as statistical information included elsewhere in this Annual Report on Form 10-K.
Performance Overview
We recorded a net loss of $19.1 million for 2013 compared to net income of $16.1 million for 2012, with diluted losses per share totaling $0.98 for 2013 compared to diluted earnings per share of $0.85 in 2012.
We experienced significant declines in our mortgage-banking operations during 2013. Volume significantly decreased as did the spreads we realized on loan sales, primarily due to the slightly higher interest rate environment.
Our total classified assets and delinquencies improved during 2013, which reduced the required amount of our allowance for loan losses from $11.4 million at December 31, 2012 to $8.6 million at December 31, 2013. Our volume of charge-offs and foreclosures remained high during 2013 as we continued to reduce our level of troubled assets.
In general, a bank's primary source of revenue is net interest income which, in our case, decreased $6.3 million in 2013 compared to 2012, primarily due to both a lower volume of and lower yields on interest-earning assets.

Noninterest income decreased $25.8 million due primarily to decreased mortgage-banking revenue during 2013. Net OTTI charges decreased by $460,000 from 2012 to 2013. We recognized a $2.9 million gain on the sale of our minority interest in the former Mariner Finance entity and recognized $194,000 in gains on the sale of AFS securities.
Total expenses increased primarily due to additional compensation, occupancy, and other expenses related to mortgage-banking operations and to an increase in corporate insurance as renewal rates increased in 2013. Additionally, we experienced higher data processing costs due to the conversion of our core processing system to a new system in October of 2012 .
Return on average assets, the quotient of net income divided by total average assets, measures how effectively we utilize the Company's assets to produce income. Our return on average assets was (1.59)% for 2013 compared to 1.31% for 2012.
Our total assets decreased by $361.7 million, or 26.3%, during 2013, primarily a result of decreased LHFS. Earning assets decreased $301.4 million, or 27.5%, from $1.1 billion in 2012 to $794.6 million in 2013. Deposits decreased by $261.8 million and short- and long-term borrowings decreased by $82.0 million from December 31, 2012 to December 31, 2013. Stockholders' deficit increased $18.5 million, reflecting the 2013 loss, changes in the fair value of warrants, and the issuance of officer stock incentives.
Our asset quality showed improvement from 2012 to 2013 as our level of NPAs decreased from $56.5 million at December 31, 2012 to $36.1 million at December 31, 2013. At December 31, 2013, our allowance for loan losses amounted to $8.6 million, which totaled 23.5% of NPAs plus loans past due 90 days or more as of December 31, 2013 compared to 20.2% as of December 31, 2012. Our level of NPAs amounted to 3.6% of total assets at December 31, 2013 compared to 4.1% of total assets at December 31, 2012. Our ratio of net charge-offs to average total loans was 0.7% in both 2013 and 2012.
Bank capital adequacy levels (as defined by banking regulation) declined from 2012 to 2013, reflecting the 2013 loss; the Bank was considered "undercapitalized" at both December 31, 2013 and December 31, 2012. As of December 31, 2013, the Bank's leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios were 3.3%, 5.6%, and 6.9%, respectively, compared to 3.8%, 6.1%, and 7.3%, respectively, at December 31, 2012. As a result of being below "well capitalized" levels, the Bank is under various operating restrictions and mandates in accordance with agreements with regulators as described in additional detail later in this Item under "Capital Resources."
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
Net interest income for 2013 decreased by $6.3 million to $25.6 million compared to $31.9 million for 2012 primarily due to both the decreased volume of and decreased yields on interest-earning assets.
The net interest margin is the key performance measure for our net interest income. Our net interest margin is affected by our loan pricing, our mix of earning assets, levels of NPAs, and our distribution and pricing of deposits and borrowings. Our net interest margin (net interest income divided by average earning assets) decreased to 2.82% for 2013, compared to 3.14% for 2012.
Interest income
Total interest income decreased by $8.0 million from 2012 to 2013 due primarily to a decrease in the level of average earning assets of $107.2 million and a decrease in the yields on earning assets from 4.70% to 4.37%. Yields on earning assets continue to be affected by the level of NPAs and corresponding interest reversals.
Average loans outstanding decreased by $81.7 million. We experienced decreases in all loan segments, with the exception of consumer construction, which increased $1.5 million, due primarily to our continued efforts to improve the quality of our loan portfolio.
Average LHFS decreased $72.5 million, due to significantly lower origination volumes. Average securities increased by $53.4 million. During 2013, we purchased $102.0 million in securities in order to better utilize our liquidity.

Interest expense
Interest expense decreased by $1.7 million to $14.1 million for 2013 compared to $15.8 million for 2012. We experienced a decrease in the average rate paid on interest-bearing liabilities, from 1.40% for 2012 to 1.28% for 2013. The decrease in the average rate paid was primarily a result of a decrease in the rate paid on time deposits from 1.45% to 1.22% due to our reduction in rates offered due to our high level of liquidity, as well as a $66.9 million decrease in average borrowings.
Average interest-bearing deposits increased by $37.5 million due primarily to an increase in money market and savings accounts and a slight increase in time deposits from our national nonbrokered time deposit program (see description later in this Item under "Deposits"), partially offset by a decrease in NOW accounts. We experienced an increase in the costs of borrowed funds from 2.21% in 2012 to 3.79% in 2013 due to the change in the mix of types of average borrowed funds during 2013.  We paid off a significant amount of our FHLB advances and our mortgage loan during 2013.

The table below sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2013, 2012, and 2011.

	2013			2012			2011
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
ASSETS	(dollars in thousands)
Loans(2):
Commercial	$47,827	$2,544	5.32%	$50,855	$2,693	5.30%	$63,433	$3,398	5.36%
Commercial mortgage	241,132	14,087	5.84%	301,916	17,996	5.96%	337,955	20,749	6.14%
Commercial construction	48,510	2,660	5.48%	52,365	2,956	5.64%	55,698	3,167	5.69%
Consumer construction	18,849	924	4.90%	17,362	787	4.53%	22,851	1,043	4.56%
Residential mortgage	111,863	5,216	4.66%	115,414	6,270	5.43%	130,885	6,934	5.30%
Consumer	112,106	5,139	4.58%	124,084	5,252	4.23%	142,477	6,398	4.49%
Total loans	580,287	30,570	5.27%	661,996	35,954	5.43%	753,299	41,689	5.53%
LHFS	204,450	7,070	3.46%	276,959	10,327	3.73%	89,812	3,813	4.25%
AFS Securities	89,333	1,447	1.62%	35,900	1,213	3.38%	42,333	1,567	3.70%
Interest-bearing deposits	31,306	498	1.59%	34,711	240	0.69%	37,328	438	1.17%
Restricted stock investments, at cost	3,967	115	2.90%	6,947	—	—	7,036	—	—
Total earning assets	909,343	39,700	4.37%	1,016,513	47,734	4.70%	929,808	47,507	5.11%
Allowance for loan losses	(10,713)			(13,389)			(14,657)
Cash and other nonearning assets	306,136			227,998			294,397
Total assets	$1,204,766	39,700		$1,231,122	47,734		$1,209,548	47,507
LIABILITIES AND STOCKHOLDERS' DEFICIT
Interest-bearing deposits:
NOW	$4,337	7	0.16%	$5,567	46	0.83%	$6,182	17	0.27%
Savings	63,188	94	0.15%	58,453	252	0.43%	57,450	112	0.19%
Money market	164,969	652	0.40%	138,764	763	0.55%	127,584	715	0.56%
Time	761,387	9,270	1.22%	753,580	10,901	1.45%	743,309	14,819	1.99%
Total interest-bearing deposits	993,881	10,023	1.01%	956,364	11,962	1.25%	934,525	15,663	1.68%
Borrowings	106,605	4,036	3.79%	173,477	3,826	2.21%	169,496	3,662	2.16%
Total interest-bearing liabilities	1,100,486	14,059	1.28%	1,129,841	15,788	1.40%	1,104,021	19,325	1.75%
Noninterest-bearing demand deposits	101,510			101,727			103,201
Other noninterest-bearing liabilities	15,577			15,128			13,276
Stockholders' deficit	(12,807)			(15,574)			(10,950)
Total liabilities and stockholders' deficit	$1,204,766	14,059		$1,231,122	15,788		$1,209,548	19,325
Net interest income/net interest spread		$25,641	3.09%		$31,946	3.30%		$28,182	3.36%
Net interest margin(3)			2.82%			3.14%			3.03%

(1)	There are no tax equivalency adjustments

(2)
The average balances of nonaccrual loans for the years ended December 31, 2013, 2012, and 2011, which are included in the average loan balances for these years, were $24.3 million, $36.4 million, and $40.1 million, respectively.

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

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to Variance In			Change Due to Variance In
	Rates	Volume	Total	Rates	Volume	Total
INTEREST INCOME	(dollars in thousands)
Loans:
Commercial	$12	$(161)	$(149)	$(38)	$(667)	$(705)
Commercial mortgage	(351)	(3,558)	(3,909)	(591)	(2,162)	(2,753)
Commercial construction	(83)	(213)	(296)	(23)	(188)	(211)
Consumer construction	67	70	137	(8)	(248)	(256)
Residential mortgage	(866)	(188)	(1,054)	173	(837)	(664)
Consumer	417	(530)	(113)	(353)	(793)	(1,146)
Total loans	(804)	(4,580)	(5,384)	(840)	(4,895)	(5,735)
LHFS	(708)	(2,549)	(3,257)	(517)	7,031	6,514
AFS Securities	(875)	1,109	234	(129)	(225)	(354)
Interest-bearing deposits	283	(25)	258	(169)	(29)	(198)
Restricted stock investments, at cost	115	—	115	—	—	—
Total interest income	(1,989)	(6,045)	(8,034)	(1,655)	1,882	227
INTEREST EXPENSE
Interest-bearing deposits:
NOW	(31)	(8)	(39)	31	(2)	29
Savings	(177)	19	(158)	138	2	140
Money market	(239)	128	(111)	(14)	62	48
Time	(1,742)	111	(1,631)	(4,120)	202	(3,918)
Total interest-bearing deposits	(2,189)	250	(1,939)	(3,965)	264	(3,701)
Borrowings	2,055	(1,845)	210	77	87	164
Total interest expense	(134)	(1,595)	(1,729)	(3,888)	351	(3,537)
Net interest income	$(1,855)	$(4,450)	$(6,305)	$2,233	$1,531	$3,764

(1)
Changes in interest income and interest expense that result from variances in both volume and rates have been allocated to rate and volume changes in proportion to the absolute dollar amounts of the change in each.

Noninterest Income
We derive noninterest income principally from mortgage-banking activities, service fees on our deposit accounts, ATM fees, commissions on sales of nondeposit investment products ("brokerage fees"), and income from BOLI. Our noninterest income for the year ended December 31, 2013 totaled $62.9 million, compared to $88.7 million for the year ended December 31, 2012, a decrease of $25.8 million.
Mortgage-banking revenue decreased from $82.9 million in 2012 to $51.8 million in 2013 due primarily to lower pricing on loan sales due to higher mortgage rates.  Application volume also decreased in 2013 to $2.0 billion from $3.1 billion in 2012.
During 2012, we recognized $460,000 in net OTTI charges. We did not recognize any such charges during 2013.
Noninterest income for 2013 includes a gain on the sale of our minority interest in the former Mariner Finance entity. Noninterest income for 2012 includes write-offs of furniture, fixtures, and leasehold improvements related to the relocation of a significant portion of our operations.

The following table shows the detail of our noninterest income for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Net OTTI charges on AFS securities	$—	$(460)	$(838)
Mortgage-banking revenue	51,799	82,905	29,415
ATM fees	2,254	2,617	3,046
Service fees on deposits	2,653	2,563	2,945
Gain on sale of AFS securities, net	194	—	758
Gain (loss) on disposal of premises and equipment	1	(1,271)	—
Commissions on sales of nondeposit investment products	278	256	437
Gain on sale of minority interest in Mariner Finance	2,885	—	—
Income from BOLI	994	1,122	1,291
Other	1,852	977	2,015
	$62,910	$88,709	$39,069
Noninterest Expense
Our noninterest expense increased $4.8 million, or 4.7%, to $106.6 million compared to $101.8 million in 2012.
Additional compensation, occupancy costs, furniture and fixture expense, and advertising expense were incurred during the period in connection with mortgage-banking activities. We continue to incur significant professional fees for regulatory compliance and capital raise efforts.  Write-downs, losses, and costs of real estate acquired through foreclosure decreased $1.4 million although we continued to take write-downs and aggressively dispose of foreclosed assets.  Corporate insurance expense increased as the renewal rates increased in late 2012. ATM servicing expenses decreased as certain ATMs were removed from service. Marketing/promotion costs decreased in 2013 due to cost saving measures. Data processing costs increased due to expenses incurred with our new core processing system.
The following table shows the detail of our other noninterest expense for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Office supplies	$608	$573	$440
Printing	260	406	308
Marketing/promotion	398	838	755
Overnight delivery/courier	549	622	392
Security	214	270	230
Dues and subscriptions	494	461	378
Director fees	328	354	332
Employee education and training	137	112	57
Automobile expense	140	108	109
Loan collection expense	675	474	875
Travel and entertainment	271	289	237
Other	2,208	1,805	1,853
	$6,282	$6,312	$5,966
Income Tax (Benefit) Expense
Due to prior period operating losses and the uncertainty surrounding future profitability, we have established a valuation allowance against the full amount of our deferred taxes. The establishment of the valuation allowance does not preclude the company from realizing these assets in the future.

As described under "Recent Developments" in Item 1 of Part I of this Annual Report on Form 10-K, we have entered into the M&A Agreement with the intention of selling the Bank. The sale of the Bank could trigger "change of control" rules which may place a limitation on the amount of deferred taxes that may be utilized in future years.
We recorded an income tax benefit of $204,000 on a net loss before taxes of $19.3 million, which resulted in an effective tax rate of (1.1)% for 2013. We recorded income tax expense of $163,000 on net income before taxes of $16.3 million, resulting in an effective tax rate of 1.0% for 2012. The tax benefit in 2013 was the result of a refundable income tax credit.
Financial Condition
At December 31, 2013, our total assets were $1.0 billion compared to $1.4 billion at December 31, 2012, a decrease of 26.3%, primarily a result of decreased LHFS. Earning assets decreased $301.4 million, or 27.5%, from $1.1 billion in 2012 to $794.6 million in 2013. Deposits decreased by $261.8 million and short- and long-term borrowings decreased by $82.0 million from December 31, 2012 to December 31, 2013. Stockholders' deficit increased $18.5 million, reflecting the 2013 loss, changes in the fair value of warrants, and the issuance of officer stock incentives.
Securities
We utilize the securities portfolio as part of our overall asset/liability management practices to enhance interest revenue while providing necessary liquidity for the funding of loan growth or deposit withdrawals. We continually monitor the credit risk associated with investments and diversify the risk in the securities portfolios. As of December 31, 2013 and 2012, we held $123.5 million and $57.7 million, respectively, in securities classified as AFS.
Our securities portfolio at December 31, 2013 was comprised of marketable securities. The maturity structure of our securities portfolio is significantly influenced by the level of prepayment activity on mortgage-backed securities. At December 31, 2013, the average duration of our securities portfolio was 2.0 years, slightly shorter than the average duration of 2.3 years at December 31, 2012, primarily due to the purchase of shorter-term securities in 2013.
AFS securities increased $65.9 million from December 31, 2012. During 2013, we purchased $102.0 million in AFS securities in order to utilize some of our excess liquidity. Overall market values of securities have deteriorated slightly as evidenced by a net unrealized loss on securities classified as AFS of $2.2 million at December 31, 2013 compared to a net unrealized loss of $1.9 million at December 31, 2012.
Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted security values. Quarterly, we review each security in our AFS portfolio to determine the nature of any decline in value and evaluate if any impairment should be classified as OTTI. As of December 31, 2012, we determined that OTTI had occurred with respect to four of our pooled trust preferred securities in the amount of $460,000. Three of those securities were sold in 2013 for a $33,000 net gain. No additional OTTI charges were required during 2013.
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
Our total investment in trust preferred securities, corporate obligations, common equity securities, and mutual funds totaled $5.0 million and $11.2 million as of December 31, 2013 and 2012, respectively.

Our AFS securities portfolio composition was as follows as of December 31:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Mortgage-backed securities	$60,329	$7,134	$1,959	$2,325	$11,742
Trust preferred securities	3,467	9,181	10,268	10,464	13,338
U.S. government agency notes	56,437	33,537	8,518	12,071	—
U.S. Treasury securities	1,759	5,781	1,004	1,001	1,003
Corporate obligations	—	—	—	1,010	930
Equity securities—banks	804	1,256	151	197	162
Equity securities—mutual funds	742	787	782	758	750
Foreign government bonds	—	—	—	—	350
	$123,538	$57,676	$22,682	$27,826	$28,275
The amortized cost, estimated fair values, and weighted average yields of debt securities at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. Equity securities are excluded as they have no stated maturity.

	Amortized Cost	Unrealized		Estimated Fair Value	Weighted- Average Yield
		Gains	Losses
Mortgage-backed securities:		(dollars in thousands)
Due after ten years	$61,541	$99	$1,311	$60,329	2.54%
Trust preferred securities:
Due after ten years	3,286	210	29	3,467	7.79%
U.S. government agency notes:
Due within one year	31,528	18	493	31,053	1.40%
Due one to five years	25,749	6	371	25,384	1.13%
U.S. Treasury securities:
Due within one year	1,758	1	—	1,759	1.40%
	$123,862	$334	$2,204	$121,992	2.08%
Weighted yields are based on amortized cost. Mortgage-backed securities are assigned to maturity categories based on their final maturity.
LHFS
We originate residential mortgage loans for sale on the secondary market. At December 31, 2013 and 2012, such LHFS amounted to $60.8 million and $404.3 million, respectively.
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
The most common reason for a loan repurchase is due to a documentation error or disagreement with an investor or on rare occasions for fraud. Repurchase requests are negotiated with each investor at the time we are notified of the demand and an appropriate reserve is taken at that time. Repurchase and or "make-whole" requests are initially negotiated by the secondary marketing department and monitored by the secondary marketing committee where most disagreements are resolved with no reserve requirement or loss to the Company. In the event there is an unresolved repurchase or "make-whole" request, the loan is managed by the secondary marketing committee and is elevated to be monitored by the mortgage overview committee to determine the final settlement terms with the investor. Repurchases amounted to $1.3 million and $1.6 million during 2013 and 2012, respectively. Our reserve for potential repurchase losses was $707,000 and $484,000 as of December 31, 2013 and 2012,

respectively. We do not expect increases in repurchases or related losses to be a growing trend nor do we see it having a significant impact on our financial results.
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
We consider our residential lending to generally involve less risk than other forms of lending, although our payment experience on these loans is dependent, to some extent, on economic and market conditions in our primary lending area. In 2013 and 2012, loss levels on residential mortgage, home equity, and second mortgage loans were significant due to the declines in residential real estate values and higher defaults experienced in these portfolios. Commercial (including commercial mortgage) and construction (both commercial and consumer) loan repayments are generally dependent on the operations of the related properties or the financial condition of the borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy. We experienced significant losses in both 2013 and 2012 in these loan segments as well.
The following table sets forth the composition of our loan portfolio as of December 31:

	2013	Percent of Total	2012	Percent of Total	2011	Percent of Total
	(dollars in thousands)
Commercial	$45,153	8.1%	$47,907	7.9%	$52,842	7.5%
Commercial mortgage	201,831	36.0%	263,714	43.2%	326,530	46.5%
Commercial construction	40,687	7.3%	49,902	8.2%	54,349	7.8%
Consumer construction	16,489	2.9%	18,837	3.1%	16,280	2.3%
Residential mortgage	146,973	26.2%	111,345	18.2%	121,119	17.3%
Consumer	108,940	19.5%	118,691	19.4%	130,631	18.6%
Total loans	$560,073	100.0%	$610,396	100.0%	$701,751	100.0%

	2010	Percent of Total	2009	Percent of Total
	(dollars in thousands)
Commercial	$78,801	9.7%	$77,634	8.7%
Commercial mortgage	349,411	43.1%	339,794	38.1%
Commercial construction	58,764	7.2%	99,490	11.2%
Consumer construction	30,792	3.8%	47,379	5.3%
Residential mortgage	144,209	17.8%	176,159	19.8%
Consumer	149,710	18.4%	150,495	16.9%
Total loans	$811,687	100.0%	$890,951	100.0%
Total loans decreased $50.3 million during 2013. We experienced lower balances in all loan types, with the exception of residential mortgage loans, which increased $35.6 million. We remained focused on improving asset quality to improve our capital ratios.

Approximately 45.5% and 41.0% of our loans had adjustable rates (including adjustable-rate first mortgage loans indexed to either U.S. Treasury obligations or LIBOR and variable home equity lines of credit tied to the Prime interest rate) as of December 31, 2013 and 2012, respectively. Our variable-rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, our interest earned on the variable-rate loans would improve, and if rates were to fall, the interest we earn on such loans would decline, thus impacting our interest income. Some variable-rate loans have rate floors and/or ceilings which may delay and/or limit changes in interest income in a period of changing rates. See our discussion in "Interest Rate Sensitivity" later in this Item for more information on interest rate fluctuations.
The following table sets forth the maturity distribution for our loan portfolio at December 31, 2013. Some of our loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of our future cash collections.

	Maturing
	In one year or less		After 1 through 5 years		After 5 years
	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
	(dollars in thousands)
Commercial	$24,486	$3,595	$13,693	$2,436	$411	$532	$45,153
Commercial mortgage	91,279	22,863	48,264	22,808	4,653	11,964	201,831
Commercial construction	14,766	4,189	10,187	5,814	2,983	2,748	40,687
Consumer construction	13,456	—	1,112	—	1,921	—	16,489
Residential mortgage	990	2,083	4,545	9,888	42,308	87,159	146,973
Consumer	350	8,726	1,655	48,799	28,307	21,103	108,940
Total loans	$145,327	$41,456	$79,456	$89,745	$80,583	$123,506	$560,073
Commercial Construction Portfolio
Our commercial construction portfolio consists of construction and development loans for commercial purposes and includes loans made to builders and developers of residential real estate projects. Of the total included above as of December 31, 2013, $32.4 million represents loans made to borrowers for the development of residential real estate. This segment of the portfolio has exhibited greater weakness (relative to our other loan portfolios) in recent years due to weakness in the residential housing sector.
The breakdown of the portion of the commercial construction portfolio made to borrowers for residential real estate is as follows as of December 31:

	2013	2012
	(dollars in thousands)
Raw residential land	$9,791	$12,126
Residential subdivisions	3,905	4,420
Single residential lots	2,308	3,877
Single family construction	9,929	7,108
Townhome construction	—	685
Multi-family unit construction	6,431	11,109
	$32,364	$39,325
Transferred Loans
In accordance with FASB guidance on accounting for certain mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently transfer into the Company's loan portfolio are valued at LCM at the time of the transfer with any decline in value recorded as a charge to operating expense. We maintained $52.4 million and $17.3 million, respectively, in mortgage loans that were transferred from LHFS to our residential mortgage and consumer loan portfolios at December 31, 2013 and 2012.

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
To establish the allocated portion of the allowance for loan losses, which we do on a quarterly basis, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most current and relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required allocated portion of the allowance for loan loss level per loan class. We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  Such factors include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes, loan concentrations by class and geography and any changes in such concentrations, specific industry conditions within portfolio categories, duration of the current business cycle, bank regulatory examination results, and management’s judgment with respect to various other conditions including changes in management, including credit, loan administration, and origination staff, changes in underwriting standards, lending policies, and procedures, the impact of any new or modified lines of business, level and trends in nonaccrual and delinquent loans and charge-offs, changes in underlying collateral for collateral dependent loans, and management and the quality of risk identification systems.  Management reviews these conditions quarterly.  Economic factors are an important consideration in determining the adequacy of the loan loss allowance.  A strong regional and national economy will reduce the probability of losses.  Weaker regional and national economies will usually result in higher unemployment, higher vacancies in commercial real estate, and declining values on both commercial and residential properties, which will gradually increase the probability of losses.  Key measures of economic strength or weakness are unemployment levels, interest rates, and economic growth and confidence.
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
 See our charge-off policies under "Critical Accounting Policies — Allowance for loan losses" above.

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
 Our commercial loans are generally reviewed individually, in accordance with FASB guidance on accounting for loan impairment, to determine impairment, accrual status, and the need for an allocated allowance.  We use creditworthiness categories to grade commercial loans.  Our internal grading system is based on experiences with similarly graded loans and incorporates a variety of risk considerations, both qualitative and quantitative (see definitions of our various grades and the composition of our loan portfolio within those grades in Note 6 to the Consolidated Financial Statements). Quantitative factors include collateral values, financial condition of borrowers, and other factors. Qualitative factors include judgments concerning general economic conditions that may affect credit quality, credit concentrations, the pace of portfolio growth, and delinquency levels; these qualitative factors are evaluated in connection with the unallocated portion of our allowance for loan losses (see below). We periodically engage outside firms and experts to independently assess our methodology and perform various loan review functions.
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

In calculating the environmental factor portion of our allowance, we apply certain basis points to the respective portfolios. The addition of these factors represents the top range for the required reserves for the respective portfolios and are shown in the following tables as of December 31, 2013 and 2012:

	2013
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Changes in lines of business	5	—	—	—	—	5
Trends of past due and classified loans	11	10	10	8	7	—
Economic factors	22	22	22	12	12	46
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5
	38	87	87	55	56	56

	2012
	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer
	(in basis points)
Concentration of credit and changes in level of concentration	—	5	5	8	10	—
Nature and volume of portfolio	—	25	25	4	4	—
Trends of past due and classified loans	15	17	17	8	8	—
Economic factors	24	24	24	14	14	48
Value of underlying collateral for collateral dependent loans	—	25	25	23	23	5
	39	96	96	57	59	53
Each of the above factors is evaluated quarterly. The factors applied to most loan segments were decreased in 2013 based primarily upon our evaluation of the trends of delinquencies, classified loans, and the economic environment over the past few years. We added factors for changes in lines of business in 2013 to reflect our goal of reducing real estate concentration risk exposure, and correspondingly, increase production of commercial and consumer loans.
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

The following table summarizes the activities in our allowance for loan losses by portfolio segment for the years ended December 31:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Allowance for loan losses, beginning of year	$11,434	$13,801	$14,115	$11,639	$16,777
Charge-offs:
Commercial	(258)	(360)	(5,484)	(1,979)	(517)
Commercial mortgage	(1,346)	(933)	(3,335)	(1,395)	(871)
Commercial construction	(1,330)	(409)	(730)	(4,252)	(2,370)
Consumer construction	(236)	(7)	(43)	(804)	(1,493)
Residential mortgage	(1,995)	(2,399)	(2,720)	(3,757)	(4,546)
Consumer	(746)	(2,169)	(2,868)	(3,787)	(2,650)
Total charge-offs	(5,911)	(6,277)	(15,180)	(15,974)	(12,447)
Recoveries:
Commercial	229	—	—	—	—
Commercial mortgage	170	612	173	—	4
Commercial construction	—	52	27	7	—
Consumer construction	61	—	—	—	—
Residential mortgage	976	439	39	104	46
Consumer	331	235	297	549	231
Total recoveries	1,767	1,338	536	660	281
Net charge-offs	(4,144)	(4,939)	(14,644)	(15,314)	(12,166)
Provision for loan losses	1,300	2,572	14,330	17,790	11,660
Mariner Finance allowance for loan losses	—	—	—	—	(4,632)
Allowance for loan losses, end of year	$8,590	$11,434	$13,801	$14,115	$11,639
Loans (net of premiums and discounts):
Year-end balance	$560,073	$610,396	$701,751	$811,687	$890,951
Average balance during year	580,287	661,996	753,299	852,987	889,345
Allowance as a percentage of year-end loan balance	1.53%	1.87%	1.97%	1.74%	1.31%
Percent of average loans:
Provision for loan losses	0.22%	0.39%	1.90%	2.09%	1.31%
Net charge-offs	0.71%	0.75%	1.94%	1.80%	1.37%

The following tables summarize our allocation of allowance by loan segment as of December 31:

	2013			2012			2011
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$370	4.3%	8.1%	$2,206	19.3%	7.9%	$2,818	20.4%	7.5%
Commercial mortgage	1,801	21.0%	36.0%	3,048	26.7%	43.2%	2,597	18.8%	46.5%
Commercial construction	1,904	22.2%	7.3%	1,006	8.8%	8.2%	2,336	17.0%	7.8%
Consumer construction	91	1.0%	2.9%	48	0.4%	3.1%	168	1.2%	2.3%
Residential mortgage	2,429	28.3%	26.2%	2,895	25.3%	18.2%	3,171	23.0%	17.3%
Consumer	1,888	22.0%	19.5%	2,145	18.8%	19.4%	2,679	19.4%	18.6%
Unallocated	107	1.2%	—	86	0.7%	—	32	0.2%	—
Total	$8,590	100.0%	100.0%	$11,434	100.0%	100.0%	$13,801	100.0%	100.0%

	2010			2009
	Amount	Percent of Total	Percent of Loans to Total Loans	Amount	Percent of Total	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$400	2.8%	9.7%	$817	7.0%	8.7%
Commercial mortgage	3,603	25.5%	43.1%	3,336	28.7%	38.1%
Commercial construction	2,910	20.6%	7.2%	1,647	14.1%	11.2%
Consumer construction	860	6.1%	3.8%	293	2.5%	5.3%
Residential mortgage	3,761	26.7%	17.8%	2,062	17.7%	19.8%
Consumer	2,483	17.6%	18.4%	882	7.6%	16.9%
Unallocated	98	0.7%	—	2,602	22.4%	—
Total	$14,115	100.0%	100.0%	$11,639	100.0%	100.0%
Based upon management's evaluation, provisions are made to maintain the allowance as a best estimate of inherent losses within the portfolio. The allowance for loan losses totaled $8.6 million and $11.4 million as of December 31, 2013 and 2012, respectively. Any changes in the allowance from period to period reflect management's ongoing application of its methodologies to establish the allowance, which, in 2013, included increases in the allowance for the commercial construction and consumer construction loan segments. Recent economic conditions have had a broad impact on our loan portfolio as a whole. The changes in the allowances for the respective loan segments were primarily a function of the changes in the corresponding loan balances and asset quality.
The provision for loan losses recognized to maintain the allowance was $1.3 million for 2013 compared to $2.6 million for 2012. Our allowance as a percentage of outstanding loans has decreased from 1.9% as of December 31, 2012 to 1.5% as of December 31, 2013 as our overall level of delinquencies and classified assets decreased. We recorded net charge-offs of $4.1 million during 2013 compared to net charge-offs of $4.9 million during 2012. Net charge-offs as compared to average loans remained stable at 0.7% for both 2013 and 2012. We still recorded a significant amount of charge-offs as a result of our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs). Partial charge-offs of nonaccrual loans decrease the amount of nonperforming and impaired loans, as well as any allocated allowance attributable to that loan. They decrease our allowance for loan losses, as well as our allowance for loan losses to nonperforming loans ratio and our allowance for loan losses to total loans ratio. Partial charge-offs increase our net charge-offs to average loans ratio. Total partial charge-offs of nonaccrual loans for 2013 and 2012 amounted to $1.2 million and $2.0 million, respectively. The total amount of nonaccrual loans (prior to charge-offs) for which we recorded partial charge-offs for 2013 and 2012 amounted to $19.1 million and $15.1 million, respectively.

In addition to the significant amount of charge-offs, transfers to real estate acquired through foreclosure continued to be significant during 2013.
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
Management believes the allowance for loan losses is adequate as of December 31, 2013 and is sufficient to address the credit losses inherent in the current loan portfolio. We based this determination on several factors:

•	we maintain appropriate oversight committees to track deteriorating credits thereby timely identifying potential problems and noting when current appraisals are due;

•
we individually analyze all NPAs and all credits risk rated 8 or above for impairment and we immediately charge off any deficiencies in collateral value that is identified in the impairment analysis (thus, placing all NPAs and risk-ratings ("RR") of RR8 at fair value) (see additional detail related to risk ratings in Note 6 to the Consolidated Financial Statements);

•
we calculate our required allocated reserves based upon a rolling 24-month average of actual charge-offs, thereby utilizing current trend data of actual losses and apply these calculated loss percentages to our current loan balance by loan class to determine the required allocated reserves;

•	we apply environmental factors to each loan segment, which is meant to cover any negative economic and business trends that may develop; and

•
the combination of the required reserve calculated using trend data plus application of the environmental factors results in a total range for our allowance for loan losses and our allowance for loan losses has been within the estimated ranges.

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
NPAs, expressed as a percentage of total assets, totaled 3.6% at December 31, 2013 and 4.1% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans was 39.9% at December 31, 2013 and 29.7% at December 31, 2012. The increase in this ratio from 2012 to 2013 was a reflection of the decrease in the amount of nonperforming loans. Part of the decrease in nonperforming loans was due to full and partial charge-offs of nonperforming loans that existed at December 31, 2012. We record a significant amount of charge-offs as it is our policy to charge off all fair value deficiencies instead of carrying an allocated reserve (except with respect to nonaccrual TDRs).

The distribution of our NPAs and loans greater than 90 days past due and accruing is illustrated in the following table at December 31:

	2013	2012	2011	2010	2009
Nonaccruing loans:	(dollars in thousands)
Commercial	$289	$2,110	$4,566	$1,501	$535
Commercial mortgage	7,744	21,269	16,955	26,991	9,773
Commercial construction	5,796	4,637	5,949	7,987	10,992
Consumer construction	230	645	718	1,257	3,815
Residential mortgage	6,065	8,826	7,585	11,877	9,333
Consumer	1,419	973	905	946	1,351
	21,543	38,460	36,678	50,559	35,799
Real estate acquired through foreclosure:
Commercial	736	1,658	83	—	—
Commercial mortgage	7,321	7,386	10,555	3,317	4,112
Commercial construction	3,822	3,983	6,174	7,094	9,347
Consumer construction	214	403	2,768	3,553	4,203
Residential mortgage	2,503	4,540	5,655	7,154	2,098
Consumer	—	88	—	67	1,870
	14,596	18,058	25,235	21,185	21,630
Total nonperforming assets	$36,139	$56,518	$61,913	$71,744	$57,429
Loans past-due 90 days or more and accruing:
Commercial	$—	$—	$30	$—	$499
Commercial mortgage	125	—	1,272	1,952	3,886
Commercial construction	—	—	2,032	250	—
Consumer construction	—	—	238	—	—
Residential mortgage	303	222	2,500	776	4,651
Consumer	1	—	244	—	188
	$429	$222	$6,316	$2,978	$9,224
For information on nonaccruing TDRs, see table under "TDRs" later in this section.
Nonaccrual loans decreased $16.9 million from December 31, 2012 to $21.5 million at December 31, 2013. The commercial loan nonaccrual balance consisted of three loans, with the largest balance amounting to $113,000. All of the nonaccrual commercial loans as of December 31, 2013 were also in nonaccrual status as of December 31, 2012. Of the $2.1 million in nonaccrual commercial loans as of December 31, 2012, one loan for $736,000 was transferred to real estate acquired through foreclosure, one loan in the amount of $35,000 was charged off, two loans in the amount of $762,000 were placed back in accrual status, and three loans in the amount of $258,000 were paid off during 2013.
The commercial mortgage loan nonaccrual balance consisted of 15 loans, with the largest balance amounting to $2.7 million. Of the $7.7 million commercial mortgage balance in nonaccrual status as of December 31, 2013, five loans totaling $3.6 million were placed on nonaccrual status during 2013. All of the remaining nonaccrual commercial mortgage loans were in nonaccrual status as of December 31, 2012. Of the balance at December 31, 2012, $10.6 million in commercial mortgage loans were transferred to real estate acquired through foreclosure during 2013, $431,000 were charged off, one loan in the amount of $322,000 was placed back in accrual status, and $5.5 million were paid off in 2013.
The commercial construction nonaccrual balance consisted of six loans, with the largest balance amounting to $2.6 million, which was also the only commercial construction loan placed in nonaccrual status in 2013. All of the remaining nonaccrual commercial construction loans were in nonaccrual status as of December 31, 2012. Of the $4.6 million in commercial construction loans in nonaccrual status as of December 31, 2012, $515,000 were paid off, $134,000 were charged off, and $276,000 were transferred to real estate acquired through foreclosure during 2013.

The consumer construction nonaccrual balance consisted of one loan, which was placed in nonaccrual status during 2013. Of the $645,000 in consumer construction loans in nonaccrual status at December 31, 2012, four loans in the amount of $563,000 were paid off in 2013 and three loans in the amount of $82,000 were charged off in 2013.
The residential mortgage nonaccrual balance consisted of 24 loans, with the largest balance amounting to $690,000. We placed $2.9 million of these loans in nonaccrual status during 2013. Of the $8.8 million balance of nonaccrual residential mortgage loans at December 31, 2012, we transferred $1.6 million to real estate acquired through foreclosure, received pay offs of $3.1 million, returned $84,000 to accrual status, and charged off $548,000 in 2013.
The consumer loan nonaccrual balance consisted of 14 loans, six of which were placed in nonaccrual status during 2013. These loans are well secured and we have determined that they do not require charge off as of December 31, 2013.
The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $651,000, $1.7 million, and $2.2 million in 2013, 2012, and 2011, respectively. The actual interest income recorded on those loans in 2013, 2012, and 2011 was approximately $307,000, $552,000, and $827,000, respectively.
Real estate acquired through foreclosure decreased $3.5 million when compared to December 31, 2012. The activity in our real estate acquired through foreclosure was as follows for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$18,058	$25,235	$21,185
Real estate acquired in satisfaction of loans	12,977	7,565	18,699
Write-downs and losses on real estate acquired through foreclosure	(4,015)	(4,032)	(6,976)
Proceeds from sales of real estate acquired through foreclosure	(12,445)	(10,710)	(8,802)
Additional funds disbursed on real estate acquired through foreclosure	21	—	1,754
Other	—	—	(625)
Balance at end of period	$14,596	$18,058	$25,235
Loans 90 days delinquent and accruing, which are loans that are well secured and in the process of collection, increased from $222,000 at December 31, 2012 to $429,000 as of December 31, 2013. At December 31, 2013, we held two commercial mortgage loans in the amount of $125,000, two residential mortgage loans in the amount of $303,000, and two consumer loans in the amount of $1,000 that were greater than 90 days past due and still accruing. We held $222,000 (residential mortgage) in such loans at December 31, 2012.
Not all of the loans newly classified as nonaccrual since December 31, 2012 required impairment reserves, as some of the loans' collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.
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

The composition of our TDRs is illustrated in the following table at December 31:

	2013	2012	2011	2010	2009
Commercial:	(dollars in thousands)
Nonaccrual	$—	$—	$22	$—	$—
90 days or more and accruing	$—	$—	$—	$—	$—
< 90 days past due/current	$11,883	$7,708	$400	$—	$2,850
	$11,883	$7,708	$422	$—	$2,850
Commercial mortgage:
Nonaccrual	2,130	6,394	907	1,490	810
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	11,855	13,049	9,389	2,856	799
	13,985	19,443	10,296	4,346	1,609
Commercial construction:
Nonaccrual	—	101	103	353	203
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	3,487	7,055	5,118	5,287	4,876
	3,487	7,156	5,221	5,640	5,079
Consumer construction:
Nonaccrual	2,576	—	—	—	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	1,859	—	—	—	—
	4,435	—	—	—	—
Residential mortgage:
Nonaccrual	1,183	2,019	1,473	—	1,197
90 days or more and accruing	—	—	2,164	450	638
< 90 days past due/current	8,791	9,638	8,271	12,697	3,885
	9,974	11,657	11,908	13,147	5,720
Consumer:
Nonaccrual	—	—	—	923	—
90 days or more and accruing	—	—	—	—	—
< 90 days past due/current	—	—	—	121	—
	—	—	—	1,044	—
Totals:
Nonaccrual	$5,889	$8,514	$2,505	$2,766	$2,210
90 days or more and accruing	$—	$—	$2,164	$450	$638
< 90 days past due/current	$37,875	$37,450	$23,178	$20,961	$12,410
	$43,764	$45,964	$27,847	$24,177	$15,258
The interest income which would have been recorded on TDRs if those loans had been performing in accordance with their original contractual terms was approximately $1.5 million in 2013, $1.8 million in 2012, and $1.2 million in 2011 and the actual interest income recorded on these loans in 2013, 2012, and 2011 was approximately $914,000, $1.0 million, and $713,000, respectively.

The following tables show the breakdown of loans modified during the years ended December 31:

	2013			2012
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	2	$5,369	$5,369	3	$7,336	$7,336
Commercial mortgage	7	1,686	1,720	10	4,668	4,676
Commercial construction	1	2,576	2,576	3	7,427	7,427
Residential mortgage	1	339	339	1	863	863
	11	$9,970	$10,004	17	$20,294	$20,302

	2011
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	4	$699	$424
Commercial mortgage	10	7,821	7,821
Residential mortgage	1	566	579
	15	$9,086	$8,824

Impaired Loans
The following tables show the breakout of impaired loans by class at December 31:

	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
With no related allowance:	(dollars in thousands)
Commercial	$6,049	$6,049	$—	$4,765	$76	$258
Commercial mortgage	$17,870	$17,870	$—	$24,323	$173	$1,346
Commercial construction	$11,143	$11,143	$—	$11,086	$239	$1,330
Consumer construction	$230	$230	$—	$428	$9	$236
Residential mortgage	$10,560	$10,560	$—	$10,532	$273	$1,848
Home equity & 2nd mortgage	$1,253	$1,253	$—	$1,150	$12	$746
Other consumer	$166	$166	$—	$108	$7	$—
With a related allowance:
Commercial	6,039	6,123	84	6,941	90	—
Commercial mortgage	1,701	1,728	27	1,779	25	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	4,200	4,296	96	5,528	170	147
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$12,088	$12,172	$84	$11,706	$166	$258
Commercial mortgage	$19,571	$19,598	$27	$26,102	$198	$1,346
Commercial construction	$11,143	$11,143	$—	$11,086	$239	$1,330
Consumer construction	$230	$230	$—	$428	$9	$236
Residential mortgage	$14,760	$14,856	$96	$16,060	$443	$1,995
Home equity & 2nd mortgage	$1,253	$1,253	$—	$1,150	$12	$746
Other consumer	$166	$166	$—	$108	$7	$—

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
With no related allowance:	(dollars in thousands)
Commercial	$2,535	$2,535	$—	$3,623	$32	$360
Commercial mortgage	$32,561	$32,561	$—	$26,330	$491	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$11,776	$11,776	$—	$9,942	$349	$2,018
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—
With a related allowance:
Commercial	7,150	7,283	133	2,950	103	—
Commercial mortgage	1,734	1,757	23	3,656	26	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	6,243	6,414	171	7,939	275	381
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$9,685	$9,818	$133	$6,573	$135	$360
Commercial mortgage	$34,295	$34,318	$23	$29,986	$517	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$18,019	$18,190	$171	$17,881	$624	$2,399
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—
Not all of the loans newly classified as impaired since December 31, 2012 required impairment reserves, as some of the loans' collateral had estimated fair values greater than the carrying amount of the loan or the loan has been written down to its estimated fair value. Additionally, in general, we charge off all impairment amounts immediately for all loans that are not TDRs.
Deposits
We use deposits as the primary source of funding of our loans. We offer individuals and businesses a wide variety of deposit accounts. These accounts include checking, NOW, savings, money market, and certificates of deposit (time deposits) and are obtained primarily from communities we serve.
Deposits totaled $925.0 million at December 31, 2013, a decrease of $261.8 million, or 22.1%, from the December 31, 2012 level. We experienced decreases in all deposit categories, with the exception of NOW accounts, which increased $9.6 million, and savings accounts, which increased $1.8 million. Increases in NOW and savings accounts were the result of successful marketing campaigns. The decrease in time deposits was primarily a result of maturities within our nonbrokered national time deposit portfolio, which time deposits are derived from a program whereby the Bank utilizes several nonbrokered rate listing services to provide incremental funding as needed. We pay an annual subscription fee for the privilege of posting rates on their websites. The subscription-based services allow the Bank to place or receive funds from other subscribers. Requests to invest are placed through the listing website and the account is funded by wire. At the present time, only financial institutions are allowed to place funds with the Bank.

The following table details the average amount and the average rate paid for each category of deposits for the years ended December 31:

	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
NOW	$4,337	0.16%	$5,567	0.83%	$6,182	0.27%
Savings	63,188	0.15%	58,453	0.43%	57,450	0.19%
Money market	164,969	0.40%	138,764	0.55%	127,584	0.56%
Time	761,387	1.22%	753,580	1.45%	743,309	1.99%
Total interest-bearing deposits	993,881	1.01%	956,364	1.25%	934,525	1.68%
Noninterest-bearing demand deposits	101,510		101,727		103,201
Total deposits	$1,095,391	0.92%	$1,058,091	1.13%	$1,037,726	1.51%
The following table provides the maturities of certificates of deposit in amounts of $100,000 or more at December 31:

	2013	2012
Maturing in:	(dollars in thousands)
3 months or less	$60,533	$62,327
Over 3 months through 6 months	46,563	53,486
Over 6 months through 12 months	184,323	269,029
Over 12 months	128,814	243,547
	$420,233	$628,389
Core deposits represent deposits which we believe will not be affected by changes in interest rates and, therefore, will be retained regardless of the movement of interest rates. We consider our core deposits to be all noninterest-bearing, NOW, money market's less than $100,000, and saving deposits, as well as all time deposits less than $100,000 that mature in greater than one year. At December 31, 2013 and 2012, our core deposits were $341.8 million and $358.9 million, respectively. The remainder of our deposits could be susceptible to attrition due to interest rate movements.
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
The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank's total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Generally, short-term advances are in the form of overnight borrowings with rates changing daily. At December 31, 2013, our total available credit line with the FHLB was $108.3 million. Our outstanding FHLB advance balance at December 31, 2013 and 2012 was $40.0 million and $117.0 million, respectively.
Long-term borrowings, which totaled $25.0 million at December 31, 2013, consist of long-term advances from the FHLB. At December 31, 2012, long-term borrowings consisted of a mortgage loan on our former headquarters building ($8.5 million) that was paid off during 2013 and $65.0 million in long-term FHLB advances.
Short-term borrowings consist of short-term promissory notes and short-term advances from the FHLB. These borrowings decreased from $53.5 million at December 31, 2012 to $20.0 million at December 31, 2013 due to the payoff of a significant amount of our FHLB advances in 2013. We held $52.0 million in short-term FHLB advances at December 31, 2012.
In the past, to further our funding and capital needs, we raised capital by issuing the MCT Trusts, which are wholly-owned by First Mariner. The MCT Trusts used the proceeds from the sales of the Trust Preferred Securities, combined with First Mariner's equity investment in these MCT Trusts, to purchase subordinated deferrable interest debentures from First Mariner.

The debentures are the sole assets of the MCT Trusts. Aggregate debentures outstanding as of both December 31, 2013 and 2012 totaled $52.1 million.
The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debentures at their respective maturities or their earlier redemption date at our option. As of December 31, 2013, all redemption dates have passed.
In 2009, we elected to defer interest payments on the debentures. This deferral was permitted by the terms of the debentures and did not constitute an event of default thereunder at the time of the initial deferral. Interest on the debentures and dividends on the related Trust Preferred Securities continued to accrue and was due to be paid in full prior to the expiration of the deferral period in January of 2014. However, due to our agreements with the regulators (see details under "Capital Resources" below), we are not currently permitted to make such interest payments and as of January, 2014 are in default with respect to these borrowings. See additional information regarding these debentures and the Chapter 11 Proceeding under "Recent Developments" in Item 1 of Part I of this Annual Report on Form 10-K.
First Mariner has fully and unconditionally guaranteed all of the obligations of the MCT Trusts.
Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital, and the remaining portion may qualify as Tier II capital, with certain limitations. At December 31, 2013, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.
See Notes 9 and 10 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details about our borrowings.
Capital Resources
Stockholders' deficit increased $18.5 million in 2013 to a deficit of $26.9 million from a deficit of $8.4 million as of December 31, 2012.
Common stock and additional paid-in-capital increased by $1.0 million due primarily to the change in the value of the outstanding warrants and the issuance of stock to certain officers. Accumulated other comprehensive loss, which is derived from the fair value calculations for AFS securities, increased by $386,000. Accumulated deficit increased by the net loss of $19.1 million for 2013.
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
Capital is classified as Tier I capital (common stockholders' deficit) less certain intangible assets plus a portion of the Trust Preferred Securities) and Total Capital (Tier I plus the allowed portion of the allowance for loan losses plus any off-balance sheet reserves and the allowable portion of Trust Preferred Securities not included in Tier I capital). Minimum required levels must at least equal 4% for Tier I capital and 8% for Total Capital. In addition, institutions must maintain a minimum 4% leverage capital ratio (Tier I capital to average quarterly assets).
We regularly monitor the Company's capital adequacy ratios to assure that the Bank meets its regulatory capital requirements. As of both December 31, 2013 and 2012, the Bank was "undercapitalized" under the regulatory framework for prompt corrective action, although, as of both December 31, 2013 and 2012, the Bank's Tier I capital ratio met minimal adequacy requirements.

The regulatory capital ratios are shown below at December 31:

	2013	2012	2011	Minimum Requirements for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provision
Leverage:
Consolidated	(2.4)%	(0.5)%	(1.9)%	4.0%	5.0%
Bank	3.3%	3.8%	3.0%	4.0%	5.0%
Tier I capital to risk-weighted assets:
Consolidated	(4.0)%	(0.8)%	(2.6)%	4.0%	6.0%
Bank	5.6%	6.1%	4.2%	4.0%	6.0%
Total capital to risk-weighted assets:
Consolidated	(4.0)%	(0.8)%	(2.6)%	8.0%	10.0%
Bank	6.9%	7.3%	5.5%	8.0%	10.0%
On September 18, 2009, the Bank entered into the September Order with the FDIC and the Commissioner, which directs the Bank to (i) increase its capitalization, (ii) improve earnings, (iii) reduce nonperforming loans, (iv) strengthen management policies and practices, and (v) reduce reliance on noncore funding. The September Order required the Bank to adopt a plan to achieve and maintain a leverage capital ratio of at least 7.5% and a total risk-based capital ratio of at least 11% by June 30, 2010. We did not meet the requirements at June 30, 2010, and have continued not to meet such capital requirements. The failure to achieve these capital requirements could result in further action by our regulators.
As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank’s pricing structure, the Bank’s cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans.  To address reliance on noncore funding, the Bank has adopted and submitted a liquidity plan to reduce the Bank’s reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits.  While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC’s prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits. As of December 31, 2013, we have met substantially all provisions of the September Order with the exception of the capital requirements.
 First Mariner is also a party to the FRB Agreements which require it to:  (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs.  First Mariner has also agreed to provide the FRB with advance notice of any significant capital transactions.  The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB’s prior written approval:  (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner’s subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock.  To satisfy the FRB’s minimum capital requirements, First Mariner’s consolidated leverage, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively.  At December 31, 2013, those capital ratios were (2.4)%, (4.0)%, and (4.0)%, respectively, which were not in compliance with the minimum requirements.  The failure to achieve these capital requirements could result in further action by our regulators.
 The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations.  Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.
See information on the M&A Agreement and Chapter 11 Proceeding under "Recent Developments" in Item 1 of Part I of this Annual Report on Form 10-K.

New Capital Rules
In July 2013, the FRB and the FDIC, approved final rules establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee's December 2010 final capital framework referred to as "Basel III" for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including us and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee’s 2004 "Basel II" capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Management is currently evaluating the provisions of the final rules and their expected impact.
Liquidity
Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers, to fund the operations of our mortgage-banking business, as well as to meet current and planned expenditures. These cash requirements are met on a daily basis through the inflow of deposit funds, the maintenance of short-term overnight investments, maturities and calls in our securities portfolio, and available lines of credit with the FHLB, which require pledged collateral. Fluctuations in deposit and short-term borrowing balances may be influenced by the interest rates paid, general consumer confidence, and the overall economic environment. There can be no assurances that deposit withdrawals and loan fundings will not exceed all available sources of liquidity on a short-term basis. Such a situation would have an adverse effect on our ability to originate new loans and maintain reasonable loan and deposit interest rates, which would negatively impact earnings.
The Bank's liquidity is represented by its cash and cash equivalents (which are cash on hand or amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits) and AFS securities, the sources of which are deposit accounts and borrowings. The level of liquidity is dependent on the Bank's operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $165.7 million at December 31, 2013, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $60.8 million at December 31, 2013, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position. Our loan to deposit ratio stood at 60.5% at December 31, 2013 and 51.4% at December 31, 2012.
The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit (collectively "commitments"), which totaled $130.0 million at December 31, 2013. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Commitments for real estate development and construction, which totaled $6.8 million, are generally short-term in nature, satisfying cash requirements with principal repayments as construction properties financed are generally repaid with permanent financing. Available credit lines represent the unused portion of credit previously extended and available to the customer as long as there is no violation of material contractual conditions. Commitments to extend credit for residential mortgage loans of $54.9 million at December 31, 2013 generally expire within 60 days. Commercial commitments to extend credit and unused lines of credit of $3.6 million at December 31, 2013 generally do not extend for more than 12 months. Consumer commitments to extend credit and unused lines of credit of $10.4 million at December 31, 2013 are generally open ended. At December 31, 2013, available home equity lines totaled $54.3 million. Home equity credit lines generally extend for a period of 10 years.
Capital expenditures for various branch locations and equipment can be a significant use of liquidity. As of December 31, 2013, we plan on expending approximately $1.7 million on our premises and equipment over the next 12 months.

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
We are not permitted to purchase brokered deposits without first obtaining a regulatory waiver. We are also required to comply with restrictions on deposit rates that we may offer. These factors could significantly affect our ability to fund normal operations. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. At December 31, 2013, management considered the Bank's liquidity level to be sufficient for the purposes of meeting the Bank's cash flow requirements.
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

Our interest rate sensitivity position as of December 31, 2013 is presented in the following table. Our assets and liabilities are scheduled based on maturity or repricing data except for mortgage loans and mortgage-backed securities that are based on prevailing prepayment assumptions and core deposits which are based on core deposit studies done for banks in the Mid-Atlantic region. These assumptions are validated periodically by management. The difference between our rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. As of December 31, 2013, we had a one-year cumulative negative gap of $150.7 million compared to a one-year cumulative positive gap of $5.0 million at December 31, 2012.

	180 days or less	181 days - one year	One - five years	> 5 years or non- sensitive	Total
Interest-earning assets:	(dollars in thousands)
Interest-bearing deposits	$46,612	$—	$—	$—	$46,612
AFS Securities	32,662	19,826	65,448	5,602	123,538
Restricted stock investments	3,517	—	—	—	3,517
LHFS	60,848	—	—	—	60,848
Loans	270,309	79,174	166,874	43,716	560,073
Total interest-earning assets	$413,948	$99,000	$232,322	$49,318	$794,588
Interest-bearing liabilities:
NOW	$1,025	$1,028	$8,314	$3,866	$14,233
Savings	5,501	4,936	39,619	12,430	62,486
Money market	118,318	2,698	21,656	9,969	152,641
Certificates of deposit	225,709	207,346	171,831	—	604,886
Borrowings and junior subordinated debentures	97,050	—	—	—	97,050
Total interest-bearing liabilities	$447,603	$216,008	$241,420	$26,265	$931,296
Interest rate sensitive gap position:
Period	$(33,655)	$(117,008)	$(9,098)	$23,053
% of assets	(3.31)%	(11.52)%	(0.90)%	2.27%
Cumulative	$(33,655)	$(150,663)	$(159,761)	$(136,708)
% of assets	(3.31)%	(14.83)%	(15.73)%	(13.46)%
Cumulative risk sensitive assets to risk sensitive liabilities	92.48%	77.30%	82.35%	85.32%
While we monitor interest rate sensitivity gap reports, we primarily test our interest rate sensitivity through the deployment of simulation analysis. We use earnings simulation models to estimate what effect specific interest rate changes would have on our net interest income. Simulation analysis provides us with a more rigorous and dynamic measure of interest sensitivity. Changes in prepayments have been included where changes in behavior patterns are assumed to be significant to the simulation, particularly mortgage-related assets. Call features on certain securities and borrowings are based on their call probability in view of the projected rate change, and pricing features such as interest rate floors are incorporated. We attempt to structure our asset and liability management strategies to mitigate the impact on net interest income by changes in market interest rates. However, there can be no assurance that we will be able to manage interest rate risk so as to avoid significant adverse effects on net interest income. At December 31, 2013, the simulation model provided the following profile of our interest rate risk measured over a one-year time horizon, assuming a parallel shift in the yield curve based off the U.S. dollar forward swap curve adjusted for certain pricing assumptions:

	Immediate Rate Change
	+200BP	-200BP
Net interest income	0.70%	(6.26)%
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
Contractual Obligations
First Mariner has certain obligations to make future payments under contract. At December 31, 2013, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than one year	Over 1 - 3 Years	Over 3 - 5 years	After 5 years
	(dollars in thousands)
Certificates of deposit	$604,886	$389,866	$180,941	$34,079	$—
Borrowings and junior subordinated debentures	44,982	19,982	—	—	25,000
Annual rental commitments under noncancelable leases	12,662	4,357	6,883	1,267	155
	$662,530	$414,205	$187,824	$35,346	$25,155
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
Information pertaining to the carrying amounts of our derivative financial instruments follows as of December 31:

	2013		2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(dollars in thousands)
IRLCs	$54,917	$55,313	$404,645	$410,192
Forward contracts to sell mortgage-backed securities	46,480	46,323	308,067	306,682
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
Contingencies
On July 1, 2013, we became self-insured with respect to employee-related health insurance claims.  We use commercial insurance above our self-insured retentions to reduce our risk of catastrophic loss.  Our reserves for self-insured losses are estimated based on employee claim history. Our self-insurance reserves totaled $185,000 as of December 31, 2013.
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
Recent Accounting Pronouncements
See Note 25 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for discussion of recent accounting pronouncements.
Financial Review 2012/2011
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
Noninterest income increased $49.6 million due primarily to our robust mortgage-banking operations during 2012. Net OTTI improved by $378,000 from 2011 to 2012. We recognized a $1.3 million loss on the disposal of premises and equipment when we restructured our office space. We experienced decreases in all other noninterest income categories.
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
Our asset quality showed some improvement from 2011 to 2012 as our level of NPAs decreased from $61.9 million at December 31, 2011 to $56.5 million at December 31, 2012. At December 31, 2012, our allowance for loan losses amounted to $11.4 million, which totaled 20.2% of NPAs plus loans past due 90 days or more as of December 31, 2012, the same as that as of December 31, 2011. Our level of NPAs amounted to 4.1% of total assets at December 31, 2012 compared to 5.3% of total assets at December 31, 2011. Our ratio of net charge-offs to average total loans was 0.7% in 2012 compared to 1.9% in 2011.
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
Baltimore, Maryland
We have audited the accompanying consolidated statements of financial condition of First Mariner Bancorp and Subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On February 10, 2014, the Company filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the United States Bankruptcy Code. As a result, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Also, the Company has insufficient capital per regulatory guidelines and has failed to reach capital levels required in the Cease and Desist Order issued by the Federal Deposit Insurance Corporation in September 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 of the consolidated financial statements. The 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stegman & Company

Baltimore, Maryland
March 31, 2014

FIRST MARINER BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31,
	2013	2012
ASSETS	(dollars in thousands)
Cash and due from banks	$119,096	$169,225
Federal funds sold and interest-bearing deposits	46,612	16,556
Securities available for sale ("AFS"), at fair value	123,538	57,676
Loans held for sale ("LHFS"), at fair value	60,848	404,289
Loans receivable	560,073	610,396
Allowance for loan losses	(8,590)	(11,434)
Loans, net	551,483	598,962
Real estate acquired through foreclosure	14,596	18,058
Restricted stock investments	3,517	7,099
Premises and equipment, net	37,131	37,651
Accrued interest receivable	2,719	4,387
Bank-owned life insurance ("BOLI")	39,595	38,601
Prepaid expenses and other assets	16,694	25,025
Total assets	$1,015,829	$1,377,529
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Deposits:
Noninterest-bearing	$90,750	$109,966
Interest-bearing	834,246	1,076,864
Total deposits	924,996	1,186,830
Short-term borrowings	19,982	53,466
Long-term borrowings	25,000	73,515
Junior subordinated deferrable interest debentures	52,068	52,068
Accrued expenses and other liabilities ($90 and $248 at fair value, respectively)	20,641	20,022
Total liabilities	1,042,687	1,385,901
Stockholders' deficit:
Common stock, $.05 par value; 75,000,000 shares authorized; 19,705,896 and 18,860,482 shares issued and outstanding at December 31, 2013 and 2012, respectively	982	939
Additional paid-in capital	80,833	79,872
Accumulated deficit	(106,441)	(87,337)
Accumulated other comprehensive loss	(2,232)	(1,846)
Total stockholders' deficit	(26,858)	(8,372)
Total liabilities and stockholders' deficit	$1,015,829	$1,377,529

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Interest income:	(dollars in thousands, except per share data)
Loans	$37,640	$46,281	$45,502
Securities and other earning assets	2,060	1,453	2,005
Total interest income	39,700	47,734	47,507
Interest expense:
Deposits	10,023	11,962	15,663
Short-term borrowings	24	131	266
Long-term borrowings	4,012	3,695	3,396
Total interest expense	14,059	15,788	19,325
Net interest income	25,641	31,946	28,182
Provision for loan losses	1,300	2,572	14,330
Net interest income after provision for loan losses	24,341	29,374	13,852
Noninterest income:
Total other-than-temporary impairment ("OTTI") charges	—	273	(305)
Less: Portion included in other comprehensive loss (pre-tax)	—	(733)	(533)
Net OTTI charges on AFS securities	—	(460)	(838)
Mortgage-banking revenue	51,799	82,905	29,415
ATM fees	2,254	2,617	3,046
Service fees on deposits	2,653	2,563	2,945
Gain on sale of AFS securities, net	194	—	758
Gain (loss) on disposal of premises and equipment	1	(1,271)	—
Commissions on sales of nondeposit investment products	278	256	437
Gain on sale of minority interest in Mariner Finance	2,885	—	—
Income from BOLI	994	1,122	1,291
Other	1,852	977	2,015
Total noninterest income	62,910	88,709	39,069
Noninterest expense:
Salaries and employee benefits	62,215	57,631	39,340
Occupancy	8,509	8,440	8,627
Furniture, fixtures, and equipment	1,698	1,407	1,735
Professional services	4,124	4,281	6,498
Advertising	1,528	870	663
Data processing	2,373	1,578	1,629
ATM servicing expenses	394	868	866
Write-downs, losses, and costs of real estate acquired through foreclosure	5,120	6,485	7,789
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	4,258	4,255	4,285
Service and maintenance	2,861	2,703	2,487
Corporate Insurance	3,125	2,423	1,595
Consulting fees	1,726	1,814	1,592
Postage	2,346	2,736	699
Other	6,282	6,312	5,966
Total noninterest expense	106,559	101,803	83,771
Net (loss) income before income taxes	(19,308)	16,280	(30,850)
Income tax (benefit) expense	(204)	163	(606)
Net (loss) income	$(19,104)	$16,117	$(30,244)
Net (loss) income per common share - basic and diluted	$(0.98)	$0.85	$(1.62)

See accompanying notes to Consolidated Financial Statements.

FIRST MARINER BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net (loss) income	$(19,104)	$16,117	$(30,244)
Other comprehensive (loss) income items:
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(183), $610, and $367, respectively)	(270)	902	543
Reclassification adjustment for net (gains) losses on securities (net of tax (expense) benefit of $(78), $186, and $32, respectively) included in net (loss) income	(116)	274	48
Total other comprehensive (loss) income	(386)	1,176	591
Total comprehensive (loss) income	$(19,490)	$17,293	$(29,653)

See accompanying notes to Consolidated Financial Statements.

FIRST MARINER BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' (Deficit) Equity

	Years Ended December 31, 2013, 2012, and 2011
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	(dollars in thousands, except number of shares)
Balance at January 1, 2011	18,050,117	$902	$79,667	$(73,210)	$(3,613)	$3,746
Net loss	—	—	—	(30,244)	—	(30,244)
Change in unrealized gains and losses on AFS securities, net of taxes	—	—	—	—	591	591
Common stock issued, net of costs	810,365	37	334	—	—	371
Stock-based compensation expense	—	—	5	—	—	5
Change in fair value of warrants	—	—	119	—	—	119
Balance at December 31, 2011	18,860,482	939	80,125	(103,454)	(3,022)	(25,412)
Net income	—	—	—	16,117	—	16,117
Change in unrealized gains and losses on AFS securities, net of taxes	—	—	—	—	1,176	1,176
Costs of common stock issued	—	—	(23)	—	—	(23)
Change in fair value of warrants	—	—	(230)	—	—	(230)
Balance at December 31, 2012	18,860,482	939	79,872	(87,337)	(1,846)	(8,372)
Net loss	—	—	—	(19,104)	—	(19,104)
Change in unrealized gains and losses on AFS securities, net of taxes	—	—	—	—	(386)	(386)
Common stock issued, net of costs	845,414	43	255	—	—	298
Stock-based compensation expense	—	—	548	—	—	548
Change in fair value of warrants	—	—	158	—	—	158
Balance at December 31, 2013	19,705,896	$982	$80,833	$(106,441)	$(2,232)	$(26,858)

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:	(dollars in thousands)
Net (loss) income	$(19,104)	$16,117	$(30,244)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,910	2,692	3,229
Stock-based compensation	548	—	5
(Accretion) amortization of unearned loan fees and costs, net	(77)	25	414
Amortization of premiums and discounts on mortgage-backed securities, net	57	12	30
Origination fees and gain on sale of mortgage loans	(50,106)	(80,399)	(27,630)
Gain on sale of minority interest in Mariner Finance	(2,885)	—	—
Net OTTI charges on AFS securities	—	460	838
Gain on sale of AFS securities, net	(194)	—	(758)
Decrease (increase) in accrued interest receivable	1,668	(362)	(181)
Provision for loan losses	1,300	2,572	14,330
Write-downs and losses on sale of real estate acquired through foreclosure	4,015	4,032	6,976
(Gain) loss on disposal of premises and equipment	(1)	1,271	—
Increase in cash surrender value of BOLI	(994)	(1,122)	(1,291)
Originations of mortgage LHFS	(1,990,059)	(2,513,088)	(1,099,114)
Proceeds from mortgage LHFS	2,339,427	2,371,847	1,082,064
Deferred income taxes	(225)	538	609
Net increase in accrued expenses and other liabilities	1,089	3,868	2,785
Net decrease (increase) in prepaids and other assets	7,700	(1,854)	(8,958)
Net cash provided by (used in) operating activities	295,069	(193,391)	(56,896)
Cash flows from investing activities:
Loan principal repayments, net	68,229	60,622	68,625
Loans sales	10,536	19,034	10,727
Repurchases of loans previously sold	(1,307)	(1,569)	(517)
Sales (purchases) of restricted stock investments	3,582	(14)	10
Purchases of premises and equipment	(3,039)	(3,347)	(448)
Proceeds from disposals of premises and equipment	649	11	9
Activity in AFS securities:
Maturities/calls/repayments	17,900	9,195	19,310
Sales	17,737	—	49,515
Purchases	(102,007)	(41,609)	(62,799)
Proceeds from sale of minority interest in Mariner Finance	4,000	—	—
Additional funds disbursed on real estate acquired through foreclosure	(21)	—	(1,754)
Proceeds from sales of real estate acquired through foreclosure	12,445	10,710	8,802
Net cash provided by investing activities	28,704	53,033	91,480
Cash flows from financing activities:
Net (decrease) increase in deposits	(261,835)	172,071	(107,129)
Net (decrease) increase in other borrowed funds	(81,999)	5,302	3,393
Costs of stock issuance	(12)	(23)	(20)
Net cash (used in) provided by financing activities	(343,846)	177,350	(103,756)
(Decrease) increase in cash and cash equivalents	(20,073)	36,992	(69,172)
Cash and cash equivalents at beginning of period	185,781	148,789	217,961
Cash and cash equivalents at end of period	$165,708	$185,781	$148,789
Supplemental information:
Interest paid on deposits and borrowed funds	$11,876	$14,229	$18,024
Real estate acquired through foreclosure	$12,977	$7,565	$18,699
Transfers of LHFS to loan portfolio	$44,180	$10,006	$2,031

See accompanying notes to Consolidated Financial Statements

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012, and 2011

(1) Summary of Significant Accounting Policies
Organization, Basis of Presentation, and Use of Estimates
First Mariner Bancorp ("First Mariner," on a parent only basis and "we," "our," or "us" on a consolidated basis) is a bank holding company incorporated under the laws of the state of Maryland. First Mariner is headquartered in Baltimore, Maryland, and was originally established as "MarylandsBank Corp." in May 1994. MarylandsBank Corp.'s name was changed to "First Mariner Bancorp" in May 1995. First Mariner Bancorp owns 100% of common stock of First Mariner Bank (the "Bank").
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
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S.") ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (the "allowance"), loan repurchases and related valuations, real estate acquired through foreclosure, impairment of AFS securities, valuations of financial instruments, and deferred income taxes. In connection with these determinations, management evaluates historical trends and ratios and, where appropriate, obtains independent appraisals for significant properties and prepares fair value analyses. Actual results could differ significantly from those estimates.
Chapter 11 Proceeding
On February 10, 2014, in response to the Company’s current financial condition and business prospects, and to effect the sale of the stock of the Bank, the Company filed a voluntary petition in the U.S. Bankruptcy Court ("Bankruptcy Court") under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") ("Chapter 11 Proceeding"). See Note 26 for further information about the Chapter 11 Proceeding.
Following the filing of the Chapter 11 Proceeding, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Company has not finalized any plans of reorganization, restructuring, or liquidation, although it is anticipated that any such plans would change the amounts reported in the accompanying consolidated financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the accounting guidance which requires, under certain circumstances, that entities adopt fresh-start reporting upon emergence from Chapter 11 reorganization. Fresh-start reporting involves allocating the reorganization value of the entity (which generally approximates fair value) to the entity’s assets and liabilities. The guidance also requires the debtor to segregate pre-petition liabilities that are subject to compromise and identify all transactions and events that are directly associated with the reorganization of the debtor. A portion of the liabilities recorded at December 31, 2013 are expected to be subject to compromise. Also in accordance with the guidance, after the filing date, interest will no longer be accrued on any secured or unsecured debt that will not be paid during the proceeding or for which it is probable that it will not be an allowed priority. The Company expects to sell the Bank through the Chapter 11 Proceeding (see Note 26) and, if the Company does so, it will have no significant remaining assets to continue in business. The Company expects all proceeds from the sale of such business to be used to pay creditors and the expenses of the Chapter 11 Proceeding.
Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan. No assurance can be given as to what values, if any,

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(1) Summary of Significant Accounting Policies (Continued)

will be ascribed in the Chapter 11 Proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan. The Company does not presently believe that there will be any meaningful recovery, or any recovery at all, for holders of its common stock.
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
Securities
We have designated all securities as available for sale, reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ deficit, net of tax effects, in accumulated other comprehensive loss.
Gains or losses on the sales of securities are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on securities are amortized (accreted) over the term of the security using methods that approximate the interest method.
OTTI
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(1) Summary of Significant Accounting Policies (Continued)

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
Impairment
We determine a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In general, impaired loans consist of nonaccrual loans and troubled debt restructures ("TDR" or "TDRs").  We do not consider a loan impaired during a period of delay in payment if we expect to collect all amounts due, including interest past due. Generally we consider a period of delay in payment to include delinquency up to 90 days, but may extend this period if the loan is collateralized by residential or commercial real estate with a low loan-to-value ("LTV") ratio and where collection and repayment efforts are progressing.  We evaluate our commercial, commercial mortgage, commercial construction, and consumer construction classes of loans individually for impairment.  We evaluate larger groups of smaller-balance homogeneous loans, which include our residential mortgage, home equity and second mortgage, and other consumer classes of loans, collectively for impairment.
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(1) Summary of Significant Accounting Policies (Continued)

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
Transfers of LHFS
In accordance with FASB guidance on mortgage-banking activities, any loans which are originally originated for sale into the secondary market and which we subsequently elect to transfer into the Company's loan portfolio are valued at lower of cost or market value ("LCM") at the time of the transfer with any decline in value recorded as a charge against mortgage-banking revenue.
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
 To determine the allocated component of the allowance account, loans are pooled by loan class and losses are modeled using historical experience over the loss emergence period.  Additionally, environmental factors are applied to each loan class and are based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and other allocated allowances. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end-user controls are appropriate and properly documented.
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(1) Summary of Significant Accounting Policies (Continued)

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
Real Estate Acquired Through Foreclosure
We record real estate acquired through foreclosure at LCM on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter.  Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things.  Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.
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
BOLI
BOLI is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiary is named beneficiary. Increases in cash surrender value derived from crediting rates for underlying insurance policies is credited to noninterest income.
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(1) Summary of Significant Accounting Policies (Continued)

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
Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As of December 31, 2013 and 2012, we maintained a valuation allowance against the full amount of our deferred tax assets.  Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty.  No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.
We recognize interest and penalties related to income tax matters in income tax expense.
Advertising
We expense our advertising costs as incurred, except payments for major sponsorships which are amortized over an estimated life not to exceed one year. Advertising expenses were $1.5 million, $870,000, and $663,000 for the years ended December 31, 2013, 2012, and 2011, respectively.
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
At December 31, 2013 and 2012, we did not have any designated hedges as we do not designate IRLCs or forward sales commitments on residential mortgage originations as hedges. We recognize any gains and losses on IRLCs and forward sales commitments on residential mortgage originations through mortgage-banking revenue in the Consolidated Statements of Operations.
(2) Reclassification

Prior to the last quarter of 2013, we classified origination fees related to LHFS as a reduction of both mortgage-banking revenue (deferred cost) and salaries and employee benefits. During 2013, we determined that this deferred classification was not in accordance with Accounting Standards Codification ("ASC") 825-10 and have therefore reclassified such costs for 2012

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(2) Reclassification (Continued)

and 2011 as an increase to both mortgage-banking revenue and salaries and employee benefits as follows for the years ended December 31:

	2012	2011
	(dollars in thousands)
Original mortgage-banking revenue	$49,682	$13,595
Reclassification of deferred costs	33,223	15,820
Final mortgage-banking revenue	$82,905	$29,415

Original salaries and employee benefits	$24,408	$23,520
Reclassification of deferred costs	33,223	15,820
Final salaries and employee benefits	$57,631	$39,340
This reclassification had no impact on the Company's balances, net (loss) income, net (loss) income per share, cash flows, or regulatory capital ratios.
(3) Going Concern Consideration
Due to the conditions and events discussed later in Note 11, there is substantial doubt regarding our ability to continue as a going concern. Management is taking various steps designed to improve the Company's and the Bank's capital position. The Bank has developed a written alternative capital plan designed to improve the Bank's capital ratios. Such plan is dependent upon a capital infusion to meet the capital requirements of the various regulatory agreements (see Note 11 for more information on the agreements). The Company continues to work with its advisors in an attempt to improve capital ratios. See Note 26 for additional information on subsequent events.
We have entered into a Merger and Acquisition Agreement ("M&A Agreement") (see details in Note 26) with the goal of recapitalization of the Bank, pending the Chapter 11 Proceeding. There can be no assurance that the Chapter 11 Proceeding will result in the sale of the Bank. Additionally, if the sale of the Bank does occur, the Company will no longer be a viable entity.
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
(4) Restrictions on Cash and Due From Banks
The Bank is required by the Federal Reserve Board ("FRB") to maintain certain cash reserve balances based principally on deposit liabilities. Due to large vault cash amounts at both December 31, 2013 and December 31, 2012, no additional reserves were required at the FRB. The Bank pledged $1.7 million and $1.9 million in cash for exposure on debit card transactions as of December 31, 2013 and 2012, respectively.
(5) Securities
The composition of our securities portfolio is as follows at December 31:

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(5) Securities (Continued)

	2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Mortgage-backed securities	$61,541	$99	$1,311	$60,329
Trust preferred securities	3,286	210	29	3,467
U.S. government agency notes	57,277	24	864	56,437
U.S. Treasury securities	1,758	1	—	1,759
Equity securities—banks	1,175	—	371	804
Equity securities—mutual funds	750	—	8	742
	$125,787	$334	$2,583	$123,538

	2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Mortgage-backed securities	$7,040	$169	$75	$7,134
Trust preferred securities	11,246	79	2,144	9,181
U.S. government agency notes	33,435	107	5	33,537
U.S. Treasury securities	5,779	2	—	5,781
Equity securities—banks	1,288	16	48	1,256
Equity securities—mutual funds	750	37	—	787
	$59,538	$410	$2,272	$57,676
Contractual maturities of debt securities at December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$33,286	$32,812
Due after one year through five years	25,749	25,384
Due after ten years	3,286	3,467
Mortgage-backed securities	61,541	60,329
	$123,862	$121,992
The following tables show the level of our gross unrealized losses and the fair value of the associated securities by type and maturity for AFS securities at December 31:

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(5) Securities (Continued)

	2013
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$48,515	$1,014	$3,232	$297	$51,747	$1,311
Trust preferred securities	—	—	3,060	29	3,060	29
U.S. government agency notes	41,343	864	—	—	41,343	864
Equity securities—banks	83	10	721	361	804	371
Equity securities—mutual funds	742	8	—	—	742	8
	$90,683	$1,896	$7,013	$687	$97,696	$2,583

	2012
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities	$3,552	$75	$—	$—	$3,552	$75
Trust preferred securities	—	—	5,027	2,144	5,027	2,144
U.S. government agency notes	9,139	5	—	—	9,139	5
Equity securities—banks	1,035	47	123	1	1,158	48
	$13,726	$127	$5,150	$2,145	$18,876	$2,272
For AFS securities, gross unrealized losses totaled $2.6 million as of December 31, 2013 and equaled 2.6% of the fair value of securities with unrealized losses as of that date. A total of 49 securities were in an unrealized loss position as of December 31, 2013, with the largest single unrealized loss in any one security totaling $361,000. Five securities were in an unrealized loss position for twelve months or more.
The trust preferred securities that we hold in our securities portfolio are issued by other banks, bank holding companies, and insurance companies.  Certain of these securities have experienced declines in value since acquisition. These declines have occurred due to changes in the market which has limited the demand for these securities and reduced their liquidity. In 2012 and 2011, we considered the decline in value for four pooled trust preferred securities to be other than temporary and recorded the credit-related portion of the impairment as net OTTI of $460,000 and $838,000 during 2012 and 2011, respectively. During 2013, we sold three of the aforementioned securities. The remaining security did not require any additional OTTI charges during 2013. See additional information on the pooled trust preferred securities in Note 17.
The following shows the activity in OTTI related to credit losses for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Balance at beginning of year	$9,190	$8,730	$7,892
Additional net OTTI recorded for credit losses	—	460	838
Balance at end of year	$9,190	$9,190	$8,730
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(5) Securities (Continued)

During 2013 and 2011, we recognized gross losses on the sale of AFS securities of $108,000 and $23,000, respectively. During 2013 and 2011, we recognized gross gains on sale of AFS securities of $302,000 and $781,000, respectively. We did not recognize any gains or losses during 2012.
At December 31, 2013, we held securities with an aggregate carrying value (fair value) of $54.2 million that we have pledged as collateral for certain mortgage-banking and hedging activities, borrowings, and government deposits.
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses
Loans receivable represent our only form of financing receivables and are summarized as follows at December 31:

	2013	2012
	(dollars in thousands)
Commercial	$45,264	$47,976
Commercial mortgage	201,998	263,666
Commercial construction	40,725	49,872
Consumer construction	16,675	19,005
Residential mortgage	147,052	111,314
Consumer	109,885	119,802
Total loans	561,599	611,635
Unearned loan fees, net	(1,526)	(1,239)
	$560,073	$610,396
Included in consumer loan totals in the above table are overdrawn commercial and retail checking accounts totaling $394,000 and $919,000 as of December 31, 2013 and 2012, respectively.
At December 31, 2013, we had pledged loans with a carrying value of $93.6 million as collateral for FHLB advances.
Transferred Loans
Information on the activity in transferred loans and related accretable yield is as follows for the years ended December 31:

	Loan Balance		Accretable Yield		Total
	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$17,501	$14,008	$220	$266	$17,281	$13,742
Loans transferred	44,180	10,006	110	207	44,070	9,799
Charge-offs	(703)	(1,435)	(13)	(21)	(690)	(1,414)
Sales/payments/amortization	(8,400)	(5,078)	(97)	(232)	(8,303)	(4,846)
Ending balance	$52,578	$17,501	$220	$220	$52,358	$17,281
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

To establish the the allowance for loan losses, loans are pooled by portfolio class and an historical loss percentage is applied to each class.  The historical loss percentage is based upon a rolling 24-month history, which gives us the most relevant charge-off data.  The result of that calculation for each loan class is then applied to the current loan portfolio balances to determine the required portion of the allowance for loan loss level per loan class.  We then apply additional loss multipliers to the different classes of loans to reflect various environmental factors.  These factors capture any changes in economic trends, portfolio composition, real estate trends, as well as other factors and are meant to supplement the required allocated allowance.  For individually evaluated loans (impaired loans), we do additional analyses to determine the impairment amount.  In general, this impairment is included as part of the allowance for loan losses for TDRs and is charged off for all other impaired loans.  These loss estimates are performed under multiple economic scenarios to establish a range of potential outcomes for each criterion.  Management applies judgment to develop its own view of loss probability within that range, using external and internal parameters with the objective of establishing an allowance for loss inherent within these portfolios as of the reporting date.
The following tables present by portfolio segment, the changes in the allowance for loan losses, and the recorded investment in loans:
As of and for the year ended December 31, 2013:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,206	$3,048	$1,006	$48	$2,895	$2,145	$86	$11,434
Charge-offs	(258)	(1,346)	(1,330)	(236)	(1,995)	(746)	—	(5,911)
Recoveries	229	170	—	61	976	331	—	1,767
Net charge-offs	(29)	(1,176)	(1,330)	(175)	(1,019)	(415)	—	(4,144)
(Reversal of) provision for loan losses	(1,807)	(71)	2,228	218	553	158	21	1,300
Ending Balance	$370	$1,801	$1,904	$91	$2,429	$1,888	$107	$8,590
Ending balance—individually evaluated for impairment	$84	$27	$—	$—	$96	$—	$—	$207
Ending balance—collectively evaluated for impairment	286	1,774	1,904	91	2,333	1,888	107	8,383
	$370	$1,801	$1,904	$91	$2,429	$1,888	$107	$8,590
Ending loan balance—individually evaluated for impairment	$12,172	$19,598	$11,143	$230	$14,856	$1,419		$59,418
Ending loan balance—collectively evaluated for impairment	32,981	182,233	29,544	16,259	132,117	107,521		500,655
	$45,153	$201,831	$40,687	$16,489	$146,973	$108,940		$560,073

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

As of and for the year ended December 31, 2012:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$2,818	$2,597	$2,336	$168	$3,171	$2,679	$32	$13,801
Charge-offs	(360)	(933)	(409)	(7)	(2,399)	(2,169)	—	(6,277)
Recoveries	—	612	52	—	439	235	—	1,338
Net charge-offs	(360)	(321)	(357)	(7)	(1,960)	(1,934)	—	(4,939)
(Reversal of) provision for loan losses	(252)	772	(973)	(113)	1,684	1,400	54	2,572
Ending Balance	$2,206	$3,048	$1,006	$48	$2,895	$2,145	$86	$11,434
Ending balance—individually evaluated for impairment	$133	$23	$—	$—	$171	$—	$—	$327
Ending balance—collectively evaluated for impairment	2,073	3,025	1,006	48	2,724	2,145	86	11,107
	$2,206	$3,048	$1,006	$48	$2,895	$2,145	$86	$11,434
Ending loan balance—individually evaluated for impairment	$9,818	$34,318	$11,692	$645	$18,190	$1,247		$75,910
Ending loan balance—collectively evaluated for impairment	38,089	229,396	38,210	18,192	93,155	117,444		534,486
	$47,907	$263,714	$49,902	$18,837	$111,345	$118,691		$610,396

As of and for the year ended December 31, 2011:

	Commercial	Commercial Mortgage	Commercial Construction	Consumer Construction	Residential Mortgage	Consumer	Unallocated	Total
	(dollars in thousands)
Beginning Balance	$400	$3,603	$2,910	$860	$3,761	$2,483	$98	$14,115
Charge-offs	(5,484)	(3,335)	(730)	(43)	(2,720)	(2,868)	—	(15,180)
Recoveries	—	173	27	—	39	297	—	536
Net charge-offs	(5,484)	(3,162)	(703)	(43)	(2,681)	(2,571)	—	(14,644)
Provision for (reversal of) loan losses	7,902	2,156	129	(649)	2,091	2,767	(66)	14,330
Ending Balance	$2,818	$2,597	$2,336	$168	$3,171	$2,679	$32	$13,801
Ending balance—individually evaluated for impairment	$4	$57	$—	$—	$222	$—	$—	$283
Ending balance—collectively evaluated for impairment	2,814	2,540	2,336	168	2,949	2,679	32	13,518
	$2,818	$2,597	$2,336	$168	$3,171	$2,679	$32	$13,801
Ending loan balance—individually evaluated for impairment	$4,965	$26,345	$11,066	$718	$18,020	$905		$62,019
Ending loan balance—collectively evaluated for impairment	47,877	300,185	43,283	15,562	103,099	129,726		639,732
	$52,842	$326,530	$54,349	$16,280	$121,119	$130,631		$701,751

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

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
High Credit Quality ("RR2")—This category includes credits that are secured by up to 70% advance against municipal or corporate bonds carrying an A rating or better, U.S. Government securities, and marketable securities of companies with an A or better debt rating. For individual credits, the credit must be secured by any of the aforementioned items or first deed of trust on residential owner-occupied property with an LTV ratio of 80% or less and adequate cash flow to service the debt. Permanent real estate loans on fully leased properties with A-rated tenants and a 70% or less LTV ratio with income coverage of 1.25 times or higher may qualify for this rating, with confirmation of tenants' financial condition. No commercial construction loans may carry this rating at inception. At December 31, 2013 and 2012, none of our loans carried this risk rating.
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

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
•loans which are fully covered by collateral and cash flow, but where margins are inadequate;
•loans to borrowers with a strong capital base, who are experiencing modest losses;
•loans to borrowers with very strong cash flows, but experiencing modest losses;
•credits that are subject to manageable, but excessive, leverage;
•credits with material collateral documentation exceptions, but which appear to be strong credits;

•
credits to customers who have not provided the Bank with current or satisfactory financial data (unless the credit is secured by liquid marketable collateral or guaranteed by financially sound parties);

•	credits that the account officer may be unable to supervise properly because of a lack of expertise or lack of control over the collateral and/or its condition;
•loans with deficient documentation or other deviations from prudent lending practices; and
•loans with strong guarantors and/or secondary sources of cash flow are the support for repayment.
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
Doubtful ("RR9")—Doubtful classifications have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently known facts, conditions, and values highly questionable and improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific, reasonable, and pending factors which may strengthen and work to the advantage of the credit in the near term. Account officers attempt to identify any principal loss in the credit, where possible, thereby limiting the excessive use of the doubtful classification. The classification is a deferral of the estimated loss until its more exact status may be determined. Pending factors include proposed mergers, acquisition or liquidation procedures, new capital injection, perfecting liens on additional collateral, and refinancing plans. At December 31, 2013 and 2012, none of our loans carried this risk rating.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

Loss ("RR10")—Losses must be taken as soon as they are realized. In some instances and on a temporary basis, a portion of a loan may receive this rating (split rating) when the actual loss cannot be currently identified. In these instances, additional facts or information is necessary to determine the final amount to be charged against the loan loss reserve. When applied for these purposes, this risk rating may be used for a period not to exceed nine months. Subsequent to the identification of this split rating, the remaining balance will be risk rated substandard. This category includes advances in excess of calculated current fair value which are considered uncollectible and do not warrant continuance as bankable assets. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Credits to distressed borrowers lacking an identifiable and realistic source of repayment are generally charged off. Loans where repayment is dependent upon events that are not predictable in terms of result or timing (such as protracted litigation) are generally charged off. At December 31, 2013 and 2012, none of our loans carried this risk rating.
Insufficient Information to Rate ("RRX") — This rating is designed to be a temporary rating until sufficient information is provided to properly evaluate the risk and assign a permanent rating.  If adequate information is not provided in a timely manner, this credit will receive a minimum rating of RR6, requiring quarterly reporting go the Watch Committee.  At December 31, 2013 and 2012, none of our loans carried this risk rating.
The following table shows the credit quality breakdown of our commercial loan portfolio by class as of December 31:

	Commercial		Commercial Mortgage		Commercial Construction		Consumer Construction		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
RR8	$982	$2,678	$11,776	$26,262	$15,147	$10,708	$230	$645	$28,135	$40,293
RR7	8,110	7,268	22,298	17,174	3,117	10,355	—	—	33,525	34,797
RR6	9,940	9,966	39,612	48,754	12,088	15,151	—	—	61,640	73,871
RR5	8,070	16,008	73,939	101,312	9,658	12,781	—	—	91,667	130,101
RR4	18,035	11,971	50,445	67,044	677	907	16,259	18,192	85,416	98,114
RR3	—	—	3,761	3,168	—	—	—	—	3,761	3,168
RR1	16	16	—	—	—	—	—	—	16	16
	$45,153	$47,907	$201,831	$263,714	$40,687	$49,902	$16,489	$18,837	$304,160	$380,360
We do not individually grade residential mortgage or consumer loans. Such loans are classified as performing or nonperforming. Loan performance is reviewed each quarter. The following table shows performing and nonperforming (nonaccrual) residential mortgage and consumer loans by class as of December 31:

	Residential Mortgage		Home Equity & 2nd Mortgage		Other Consumer		Total
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Nonaccrual loans	$6,065	$8,826	$1,253	$961	$166	$12	$7,484	$9,799
Performing loans	140,908	102,519	89,408	100,844	18,113	16,874	248,429	220,237
	$146,973	$111,345	$90,661	$101,805	$18,279	$16,886	$255,913	$230,036

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

The following tables show the aging of our loans receivable by class at December 31. Also included are loans that are 90 days or more past due as to interest and principal and still accruing (because they are well-secured and in the process of collection).

	2013
	31 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
	(dollars in thousands)
Commercial	$—	$—	$289	$289	$44,864	$45,153	$—
Commercial mortgage	4,266	2,423	7,869	14,558	187,273	201,831	125
Commercial construction	162	—	5,796	5,958	34,729	40,687	—
Consumer construction	2,620	406	230	3,256	13,233	16,489	—
Residential mortgage	9,856	3,690	6,368	19,914	127,059	146,973	303
Home equity and 2nd mortgage	3,005	517	1,253	4,775	85,886	90,661	—
Other consumer	13	67	167	247	18,032	18,279	1
	$19,922	$7,103	$21,972	$48,997	$511,076	$560,073	$429

	2012
	31 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More and Accruing
	(dollars in thousands)
Commercial	$221	$—	$2,110	$2,331	$45,576	$47,907	$—
Commercial mortgage	8,233	1,698	21,269	31,200	232,514	263,714	—
Commercial construction	2,127	—	4,637	6,764	43,138	49,902	—
Consumer construction	1,075	331	645	2,051	16,786	18,837	—
Residential mortgage	6,847	7,650	9,048	23,545	87,800	111,345	222
Home equity and 2nd mortgage	1,287	416	961	2,664	99,141	101,805	—
Other consumer	13	7	12	32	16,854	16,886	—
	$19,803	$10,102	$38,682	$68,587	$541,809	$610,396	$222

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

Impaired loans include nonaccrual loans and TDRs. The following tables show the breakout of impaired loans by class at December 31:

	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
With no related allowance:	(dollars in thousands)
Commercial	$6,049	$6,049	$—	$4,765	$76	$258
Commercial mortgage	$17,870	$17,870	$—	$24,323	$173	$1,346
Commercial construction	$11,143	$11,143	$—	$11,086	$239	$1,330
Consumer construction	$230	$230	$—	$428	$9	$236
Residential mortgage	$10,560	$10,560	$—	$10,532	$273	$1,848
Home equity & 2nd mortgage	$1,253	$1,253	$—	$1,150	$12	$746
Other consumer	$166	$166	$—	$108	$7	$—
With a related allowance:
Commercial	6,039	6,123	84	6,941	90	—
Commercial mortgage	1,701	1,728	27	1,779	25	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	4,200	4,296	96	5,528	170	147
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$12,088	$12,172	$84	$11,706	$166	$258
Commercial mortgage	$19,571	$19,598	$27	$26,102	$198	$1,346
Commercial construction	$11,143	$11,143	$—	$11,086	$239	$1,330
Consumer construction	$230	$230	$—	$428	$9	$236
Residential mortgage	$14,760	$14,856	$96	$16,060	$443	$1,995
Home equity & 2nd mortgage	$1,253	$1,253	$—	$1,150	$12	$746
Other consumer	$166	$166	$—	$108	$7	$—

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Charge-Offs
With no related allowance:	(dollars in thousands)
Commercial	$2,535	$2,535	$—	$3,623	$32	$360
Commercial mortgage	$32,561	$32,561	$—	$26,330	$491	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$11,776	$11,776	$—	$9,942	$349	$2,018
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—
With a related allowance:
Commercial	7,150	7,283	133	2,950	103	—
Commercial mortgage	1,734	1,757	23	3,656	26	—
Commercial construction	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Residential mortgage	6,243	6,414	171	7,939	275	381
Home equity & 2nd mortgage	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Totals:
Commercial	$9,685	$9,818	$133	$6,573	$135	$360
Commercial mortgage	$34,295	$34,318	$23	$29,986	$517	$933
Commercial construction	$11,692	$11,692	$—	$12,811	$86	$409
Consumer construction	$645	$645	$—	$652	$27	$7
Residential mortgage	$18,019	$18,190	$171	$17,881	$624	$2,399
Home equity & 2nd mortgage	$1,235	$1,235	$—	$1,039	$5	$2,169
Other consumer	$12	$12	$—	$8	$—	$—
The following table shows loans in nonaccrual status by class as of December 31:

	2013	2012
	(dollars in thousands)
Commercial	$289	$2,110
Commercial mortgage	7,744	21,269
Commercial construction	5,796	4,637
Consumer construction	230	645
Residential mortgage	6,065	8,826
Consumer	1,419	973
	$21,543	$38,460
The interest which would have been recorded on nonaccrual loans if those loans had been performing in accordance with their contractual terms was approximately $651,000, $1.7 million, and $2.2 million in 2013, 2012, and 2011, respectively. The actual interest income recorded on those loans in 2013, 2012, and 2011 was approximately $307,000, $552,000, and $827,000, respectively.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

The following table shows the breakdown of TDRs by portfolio segment:

	2013	2012
	(dollars in thousands)
Commercial	$11,883	$7,708
Commercial mortgage	13,985	19,443
Commercial construction	3,487	7,156
Consumer construction	4,435	—
Residential mortgage	9,974	11,657
	$43,764	$45,964

Nonaccrual TDRs (included in above totals)	$5,889	$8,514
The following table shows the breakdown of loans we modified during the years ended December 31:

	2013			2012
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	2	$5,369	$5,369	3	$7,336	$7,336
Commercial mortgage	7	1,686	1,720	10	4,668	4,676
Commercial construction	1	2,576	2,576	3	7,427	7,427
Residential mortgage	1	339	339	1	863	863
	11	$9,970	$10,004	17	$20,294	$20,302

	2011
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification
	(dollars in thousands)
Commercial	4	$699	$424
Commercial mortgage	10	7,821	7,821
Residential mortgage	1	566	579
	15	$9,086	$8,824
The majority of our TDRs are the result of renewals where the only concession is that the interest rate is not considered to be a market rate. As such, the best illustration of the financial impact of the TDRs is the effect on the allowance for loan losses.
During the year ended December 31, 2013, we reduced the allowance for loan losses for TDRs by a total of $120,000 ($49,000 for commercial and $75,000 for residential mortgage, partially offset by additions of $4,000 for commercial mortgage). During the year ended December 31, 2012, we increased the allowance for loan losses for TDRs by a total of $44,000 ($129,000 for commercial, partially offset by reductions of $34,000 for commercial mortgage and $51,000 for residential mortgage). During the year ended December 31, 2011, we reduced the allowance for loan losses for TDRs by a total of $305,000 ($31,000 for commercial mortgage, $14,000 for commercial construction, and $264,000 for residential mortgage, partially offset by an increase of $4,000 for commercial).

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(6) Loans Receivable (Financing Receivables) and Allowance for Loan Losses (Continued)

Additionally, during the year ended December 31, 2013, we charged-off approximately $199,000 in residential mortgage TDRs, $77,000 in commercial construction TDRs, and $25,000 in commercial mortgage TDRs. During the year ended December 31, 2012, we charged-off approximately $312,000 in residential mortgage TDRs, $136,000 in commercial construction TDRs, and $137,000 in commercial mortgage TDRs. During the year ended December 31, 2011, we charged off approximately $673,000 in residential mortgage TDRs and $130,000 in commercial mortgage TDRs.
The following table shows modifications made during the years ended December 31, 2013, 2012, and 2011 that defaulted in the subsequent year:

	2013		2012		2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
	(dollars in thousands)
Commercial	—	$—	1	$22	—	$—
(7) Premises and Equipment
We own property and equipment as follows at December 31:

	2013	2012
	(dollars in thousands)
Land	$11,068	$11,350
Buildings and improvements	27,339	27,783
Leasehold improvements	7,391	7,145
Furniture, fixtures, automobiles, and equipment	29,414	27,508
Total, at cost	75,212	73,786
Less: accumulated depreciation and amortization	(38,081)	(36,135)
Net premises and equipment	$37,131	$37,651
Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011 was $2.9 million, $2.7 million, and $3.2 million, respectively.
We lease various branch and general office facilities to conduct our operations. The leases have remaining terms which range from a period of less than one year to six years. Most leases contain renewal options which are generally exercisable at increased rates. Some of the leases provide for increases in the rental rates at specified times during the lease terms, prior to the expiration dates.
The leases generally provide for payment of property taxes, insurance, and maintenance costs by the Company. The total rental expense for all real property leases amounted to $4.7 million, $4.7 million, and $5.1 million for 2013, 2012, and 2011, respectively.
Our minimum lease payments due for each of the next five years are as follows (dollars in thousands):

2014	$4,357
2015	4,051
2016	2,832
2017	866
2018	401
Thereafter	155
$12,662

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(8) Deposits
Deposits are summarized as follows at December 31:

	2013		2012
	Amount	Weighted- Average Effective Rate	Amount	Weighted- Average Effective Rate
Noncertificate:	(dollars in thousands)
NOW	$14,233	0.16%	$4,681	0.83%
Savings	62,486	0.15%	60,729	0.43%
Money market	152,641	0.40%	153,756	0.55%
Noninterest-bearing demand	90,750		109,966
Total noncertificate deposits	320,110		329,132
Certificates of deposit:
Original maturities:
Under 12 months	225,854	1.15%	3,566	0.35%
12 to 60 months	336,265	1.22%	801,681	1.41%
IRA and KEOGH	42,767	1.63%	52,451	2.04%
Total certificates of deposit	604,886		857,698
Total deposits	$924,996		$1,186,830
Time deposits mature as follows:

	2013		2012
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Within 6 months	$165,097	27.3%	$169,833	19.8%
Over 6 months - 12 months	224,769	37.2%	356,082	41.5%
Over 12 months - 24 months	153,467	25.4%	257,241	30.0%
Over 24 months - 36 months	27,474	4.5%	43,427	5.1%
Over 36 months - 48 months	15,782	2.6%	13,344	1.5%
Over 48 months	18,297	3.0%	17,771	2.1%
	$604,886	100.0%	$857,698	100.0%
The Bank offers certain certificate products that provide customers a "one-time" withdrawal option that the customer may exercise at any time without penalty. As of December 31, 2013, certificates that permitted early withdrawal totaled $87.7 million.
Certificates of deposit of $100,000 or more totaled $420.2 million and $628.4 million at December 31, 2013 and 2012, respectively.
At December 31, 2013, we had pledged securities with an aggregate carrying value (fair value) of $499,000 for certain government deposits.
(9) Borrowings
Our borrowings consist of short-term promissory notes, short-term and long-term advances from the FHLB, and a mortgage loan.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(9) Borrowings (Continued)

The FHLB advances are available under a specific collateral pledge and security agreement, which requires that we maintain collateral for all of our borrowings equal to 125% of advances. We may pledge as collateral specific first- and second-lien mortgage loans or commercial mortgages up to 10% of the Bank's total assets. Long-term FHLB advances are fixed-rate instruments with various call provisions. Short-term advances are in the form of overnight borrowings with rates changing daily. As of December 31, 2013, our total available credit line with the FHLB was $108.3 million. The outstanding balance at December 31, 2013 and 2012 was $40.0 million and $117.0 million, respectively.
The mortgage loan on our former headquarters building was with a commercial bank on which we paid a fixed rate of 5.58% until we paid it off during 2013.
Certain information regarding our borrowings is as follows as of December 31:

	2013	2012	2011
Amount outstanding at year-end:	(dollars in thousands)
FHLB short-term advances	$15,000	$52,000	$46,000
Short-term promissory notes	4,982	1,466	1,981
FHLB long-term advances	25,000	65,000	65,000
Mortgage loan	—	8,515	8,698
Weighted-average interest rate at year-end:
FHLB short-term advances	1.65%	0.21%	0.27%
Short-term promissory notes	0.45%	0.59%	0.56%
FHLB long-term advances	4.00%	2.25%	2.25%
Mortgage loan	—%	5.58%	5.58%
Maximum outstanding at any month-end:
FHLB short-term advances	$46,000	$52,000	$82,000
Short-term promissory notes	4,982	1,862	2,127
FHLB long-term advances	65,000	65,000	65,000
Mortgage loan	8,499	8,698	8,873
Average outstanding:
FHLB short-term advances	$16,757	$46,251	$64,025
Short-term promissory notes	2,386	1,550	1,781
FHLB long-term advances	43,904	65,000	42,822
Mortgage loan	2,739	8,607	8,800
Weighted-average interest rate during the year:
FHLB short-term advances	1.55%	0.26%	0.40%
Short-term promissory notes	0.52%	0.58%	0.56%
FHLB long-term advances	3.30%	2.28%	2.94%
Mortgage loan	5.66%	5.66%	5.66%
$15.0 million of our borrowings mature in 2014 and $25.0 million mature in 2020, but are callable immediately at the option of the issuer.
At December 31, 2013, we had pledged securities with an aggregate carrying value (fair value) of $16.7 million and loans with a carrying value of $93.6 million as collateral for FHLB advances. We had also pledged securities with an aggregate carrying value (fair value) of $28.0 million as collateral for short-term promissory notes.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(10) Junior Subordinated Deferrable Interest Debentures
The following table shows the subordinated debt issued by First Mariner Bancorp and the related Trust Preferred Securities issued at both December 31, 2013 and 2012 (dollars in thousands):

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
As of December 31, 2013, all of the Trust Preferred Securities are Floating Rate Trust Preferred Securities, which accrue interest equal to the 3-month LIBOR rate plus varying basis points as follows: MCT II—335 basis points; MCT III—325 basis points; MCT IV—305 basis points; MCT V—310 basis points; MCT VI—205 basis points; and MCT VII—195 basis points.
The interest expense (including amortization of the cost of issuance) on junior subordinated deferrable interest debentures was $2.4 million in 2013, $1.7 million in 2012, and $1.6 million in 2011. In 2009, we elected to defer interest payments on the debentures. This deferral was permitted by the terms of the debentures and did not constitute an event of default thereunder at the time of the initial deferral. Interest on the debentures and dividends on the related Trust Preferred Securities continued to accrue and was due to be paid in full prior to the expiration of the deferral period in January of 2014. However, due to our agreements with the regulators (see details under "Capital Resources" below), we are not currently permitted to make such interest payments and as of January, 2014, we are in technical default with respect to these borrowings. See additional information regarding these debentures and the Chapter 11 Proceeding in Note 26.
The junior subordinated deferrable interest debentures are the sole assets of the Trusts. First Mariner has fully and unconditionally guaranteed all of the obligations of the Trusts.
The Company has learned that on February 7, 2014, certain holders of $5.0 million of trust preferred securities issued by MCT III filed suit in the U.S. District Court for the Southern District of New York seeking payment of the $5.0 million principal amount due on their outstanding trust preferred securities plus costs and interest. The Company believes that, as a result of the Chapter 11 Proceeding, this lawsuit is subject to an automatic stay imposed by Section 362 of the Bankruptcy Code of any action to collect, assert, or recover a claim against the Company as a result of the Chapter 11 Proceeding.
Under applicable regulatory guidelines, a portion of the Trust Preferred Securities may qualify as Tier I capital and the remaining portion may qualify as Tier II capital, with certain limitations. At December 31, 2013, none of our outstanding Trust Preferred Securities qualify as either Tier I or Tier II capital due to limitations.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average quarterly assets ("leverage"). As of both December 31, 2013 and 2012, the Bank was "undercapitalized" under the regulatory framework for prompt corrective action. Our regulatory capital amounts and ratios as of December 31, 2013 and 2012 were as follows:

	Actual Amount		Minimum Requirements for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision

		Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013	(dollars in thousands)
Total capital (to risk-weighted assets):
Consolidated	$(24,852)	(4.0)%	$49,652	8.0%	$62,065	10.0%
Bank	42,299	6.9%	49,391	8.0%	61,739	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(24,852)	(4.0)%	24,826	4.0%	37,239	6.0%
Bank	34,562	5.6%	24,696	4.0%	37,043	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(24,852)	(2.4)%	42,260	4.0%	52,826	5.0%
Bank	34,562	3.3%	42,179	4.0%	52,724	5.0%
December 31, 2012
Total capital (to risk-weighted assets):
Consolidated	$(6,525)	(0.8)%	$67,262	8.0%	$84,078	10.0%
Bank	61,292	7.3%	67,073	8.0%	83,841	10.0%
Tier I capital (to risk-weighted assets):
Consolidated	(6,525)	(0.8)%	33,631	4.0%	50,447	6.0%
Bank	50,777	6.1%	33,536	4.0%	50,304	6.0%
Tier I capital (to average quarterly assets):
Consolidated	(6,525)	(0.5)%	52,932	4.0%	66,165	5.0%
Bank	50,777	3.8%	52,873	4.0%	66,091	5.0%
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(11) Regulatory Matters, Capital Adequacy, and Liquidity (Continued)

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
As part of the September Order, within 30 days after the end of each calendar year, the Bank must submit an annual budget and profit plan and a plan that takes into account the Bank's pricing structure, the Bank's cost of funds and how this can be reduced, and the level of provision expense for adversely classified loans. To address reliance on noncore funding, the Bank has adopted and submitted a liquidity plan to reduce the Bank's reliance on noncore funding, wholesale funding sources, and high-cost rate-sensitive deposits. While the September Order is in effect, the Bank may not pay dividends or management fees without the FDIC's prior consent, may not accept, renew, or roll over any brokered deposits, and is restricted in the yields that it may pay on deposits. As of December 31, 2013, we have met substantially all provisions of the September Order, with the exception of the capital requirements.
First Mariner Bancorp is also a party to agreements with the FRB (the "FRB Agreements"), which, together, require it to: (i) develop and implement a strategic business plan that includes (a) actions that will be taken to improve our operating performance and reduce the level of parent company leverage, (b) a comprehensive budget and an expanded budget review process, (c) a description of the operating assumptions that form the basis for major projected income and expense components and provisions needed to maintain an adequate loan loss reserve, and (d) a capital plan incorporating all capital needs, risks, and regulatory guidelines; and (ii) submit plans to improve enterprise-wide risk management and effectiveness of internal audit programs. First Mariner Bancorp has also agreed to provide the FRB with advance notice of any significant capital transactions. The FRB Agreements also prohibit First Mariner and the Bank from taking any of the following actions without the FRB's prior written approval: (i) declaring or paying any dividends; (ii) taking dividends from the Bank; (iii) making any distributions of interest, principal, or other sums on First Mariner's subordinated debentures or trust preferred securities; (iv) incurring, increasing, or guaranteeing any debt; or (v) repurchasing or redeeming any shares of its stock. To satisfy the FRB's minimum capital requirements, First Mariner's consolidated Tier I capital to average quarterly assets, Tier I capital to risk-weighted assets, and total capital to risk-weighted assets ratios at each quarter end must be at least 4.0%, 4.0%, and 8.0%, respectively. At December 31, 2013, those capital ratios were (2.4)%, (4.0)%, and (4.0)%, respectively, which were not in compliance with the minimum requirements. The failure to achieve these capital requirements could result in further action by our regulators.
The foregoing will subject us to increased regulatory scrutiny and may have an adverse impact on our business operations. Failure to comply with the provisions of these regulatory requirements may result in more restrictive actions from our regulators, including more severe and restrictive enforcement actions.
Liquidity
The Bank's principal sources of liquidity are cash and cash equivalents (which are cash on hand and amounts due from financial institutions, federal funds sold, money market mutual funds, and interest bearing deposits), AFS securities, deposit accounts, and borrowings. The levels of such sources are dependent on the Bank's operating, financing, and investing activities at any given time. We attempt to primarily rely on core deposits from customers to provide stable and cost-effective sources of funding to support our loan growth. We also seek to augment such deposits with longer term and higher yielding certificates of deposit. Cash and cash equivalents, which totaled $165.7 million at December 31, 2013, have immediate availability to meet our short-term funding needs. Our entire securities portfolio is classified as AFS, is highly marketable (excluding our holdings of pooled trust preferred securities), and is available to meet our liquidity needs. Additional sources of liquidity include LHFS, which totaled $60.8 million at December 31, 2013, are committed to be sold into the secondary market, and generally are funded within 60 days and our residential real estate portfolio, which includes loans that are underwritten to secondary market criteria. Additionally, our residential construction loan portfolio provides a source of liquidity as construction periods generally range from 9-12 months, and these loans are subsequently refinanced with permanent first-lien mortgages and sold into the secondary market. We may also, from time to time, sell commercial or consumer loans to enhance our liquidity position.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(12) Stock Options, Warrants, and Stock Incentives

We have stock option plans, which provide for the granting of options to acquire First Mariner common stock to our directors and key employees. Option exercise prices are equal to or greater than the fair market value of the common stock on the date of the grant.
We account for stock options issued under our stockholder-approved Long-Term Incentive Plan (the "Plan") and warrants in accordance with FASB guidance on share-based payments. The plan permits the granting of share options and shares to our directors and key employees. As of December 31, 2013, all options and warrants were fully vested and all compensation expense related to currently outstanding options and warrants had been recognized.
All options expire 10 years after the date of grant. The warrants expire five years after date of issuance.
Information with respect to stock options and warrants is as follows for the years ended December 31:

	2013				2012
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	589,478	$6.12			836,228	$7.98
Forfeited/cancelled	(63,350)	12.42			(246,750)	12.45
Outstanding and exercisable at end of year	526,128	5.36	1.5	$—	589,478	6.12	2.2	$—

	2011
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	930,228	$7.92
Forfeited/cancelled	(94,000)	3.17
Outstanding and exercisable at end of year	836,228	7.98	2.7	$—
There were no options or warrants exercised during 2013, 2012, or 2011.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(12) Stock Options, Warrants, and Stock Incentives (Continued)

Options and warrants outstanding are summarized as follows at December 31, 2013:

Exercise Price	Options and Warrants Outstanding and Exercisable (shares)	Weighted Average Remaining Contractual Life (in years)
$1.09	18,348	1.5
1.15	347,826	1.2
4.15	11,200	4.3
5.41	2,754	4.0
5.70	19,500	4.2
13.33	7,300	3.3
16.67	4,800	1.3
16.70	1,800	1.8
17.45	14,750	2.0
17.77	69,350	1.1
18.20	4,950	0.3
18.38	15,150	*
18.94	2,350	2.9
19.30	6,050	2.3
	526,128

* less than 30 days weighted average remaining contractual life
(13) (Loss) Income Per Share
Basic (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) income per share is computed after adjusting the denominator of the basic (loss) income per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury stock" method. For the years ended December 31, 2013, 2012, and 2011, all options and warrants were antidilutive and excluded from the computations.
Information relating to the calculations of our net (loss) income per common share is summarized as follows for the years ended December 31:

	2013	2012	2011
	(dollars in thousands, except for per share data)
Weighted-average shares outstanding—basic and diluted	19,457,673	18,860,482	18,693,779

Net (loss) income	$(19,104)	$16,117	$(30,244)

Basic and diluted net (loss) income per share	$(0.98)	$0.85	$(1.62)

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(14) Other Comprehensive (Loss) Income
 The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31:

	Accumulated Other Comprehensive Loss - AFS securities
	2013	2012	2011
	(dollars in thousands)
Balance at beginning of period	$(1,846)	$(3,022)	$(3,613)
Other comprehensive (loss) income before reclassification	(270)	902	543
Amounts reclassified from accumulated other comprehensive loss	(116)	274	48
Net other comprehensive (loss) income during period	(386)	1,176	591
Balance at end of period	$(2,232)	$(1,846)	$(3,022)
The followings table presents the amounts reclassified out of the components of accumulated other comprehensive loss for the year ended December 31, 2013:

	Accumulated Other Comprehensive Loss - AFS securities	Affected Line Item in the Statement Where Net Loss is Presented
	(dollars in thousands)
Realized gain on sale of AFS securities	$(194)	Gain on sale of AFS securities
	78	Income tax expense
Total reclassification for period	$(116)	Net of tax
 The followings table presents the amounts reclassified out of the components of accumulated other comprehensive loss for the year ended December 31, 2012:

	Accumulated Other Comprehensive Loss - AFS securities	Affected Line Item in the Statement Where Net Income is Presented
	(dollars in thousands)
Net OTTI charges on AFS securities	$460	Net OTTI charges on AFS securities
	(186)	Income tax benefit
Total reclassification for period	$274	Net of tax
The followings table presents the amounts reclassified out of the components of accumulated other comprehensive loss for the year ended December 31, 2011:

	Accumulated Other Comprehensive Loss - AFS securities	Affected Line Item in the Statement Where Net Loss is Presented
	(dollars in thousands)
Realized gain on sale of AFS securities	$(758)	Gain on sale of AFS securities
Net OTTI charges on AFS securities	838	Net OTTI charges on AFS securities
	(32)	Income tax benefit
Total reclassification for period	$48	Net of tax

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(15) Other Expenses
The following summarizes our other noninterest expenses for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Office supplies	$608	$573	$440
Printing	260	406	308
Marketing/promotion	398	838	755
Overnight delivery/courier	549	622	392
Security	214	270	230
Dues and subscriptions	494	461	378
Director fees	328	354	332
Employee education and training	137	112	57
Automobile expense	140	108	109
Loan collection expense	675	474	875
Travel and entertainment	271	289	237
Other	2,208	1,805	1,853
	$6,282	$6,312	$5,966
(16) Income Taxes
Our income tax (benefit) expense consists of the following for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Current	$21	$(375)	$(3,017)
Deferred	(225)	538	2,411
Income tax (benefit) expense	$(204)	$163	$(606)
The income tax (benefit) expense is reconciled to the amount computed by applying the federal corporate tax rate of 35% to the net loss before taxes as follows for the years ended December 31:

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Tax at statutory federal rate	$(6,758)	(35.0)%	$5,698	35.0%	$(10,798)	(35.0)%
State income taxes, net of federal income tax benefit	1,076	5.6%	—	—%	(1,711)	(5.5)%
Change in valuation allowance	7,975	41.3%	(8,664)	(53.2)%	11,368	36.8%
BOLI	(348)	(1.8)%	(393)	(2.4)%	(452)	(1.5)%
Insurance income	65	0.3%	60	0.4%	27	0.1%
Federal and state income tax credits	—	—%	(337)	(2.1)%	(763)	(2.5)%
NOL carryforward	—	—%	4,673	28.7%	—	—
Other	(2,214)	(11.5)%	(874)	(5.4)%	1,723	5.6%
	$(204)	(1.1)%	$163	1.0%	$(606)	(2.0)%

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(16) Income Taxes (Continued)

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities relate to the following at December 31:

	2013	2012
Deferred tax assets:	(dollars in thousands)
Allowance for losses on loans	$3,490	$4,645
Amortization of intangible assets	29	42
Real estate acquired through foreclosure	3,374	3,692
State net operating loss carryforward	7,434	5,930
Federal net operating loss carryforward	27,650	16,956
OTTI	1,064	3,310
Nonaccrual interest	140	453
Depreciation	193	259
Federal AMT credit carryforward	247	500
Other	—	84
Total gross deferred tax assets	43,621	35,871
Less: valuation allowance	(44,528)	(36,553)
Net deferred tax asset attributable to operations	(907)	(682)
Unrealized loss on investments charged to other comprehensive loss	907	682
Net deferred tax assets	$—	$—
As of both December 31, 2013 and 2012, we maintained a valuation allowance for the full amount of our net deferred tax assets.
Our income tax returns are subject to review and examination by federal and state taxing authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2010 through 2012. The years open to examination by state taxing authorities vary by jurisdiction.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

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
Financial Instruments Measured on a Recurring Basis
The following tables present fair value measurements for assets, liabilities, and off-balance sheet items that are measured at fair value on a recurring basis as of and for the years ended December 31:

	2013
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Loss
Securities:	(dollars in thousands)
Mortgage-backed securities	$60,329	$—	$60,329	$—	$—
Trust preferred securities	3,467	—	3,060	407	—
U.S. government agency notes	56,437	—	56,437	—	—
U.S. Treasury securities	1,759	—	1,759	—	—
Equity securities—banks	804	—	804	—	—
Equity securities—mutual funds	742	—	742	—	—
	$123,538	$—	$123,131	$407	$—
Warrants	$90	$—	$—	$90	$—
LHFS	60,848	—	60,848	—	(5,055)
IRLCs (notional amount of $54,917)	55,313	—	55,313	—	11,720
Forward contracts to sell mortgage-backed securities (notional amount of $46,480)	46,323	—	46,323	—	(8,959)

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

	2012
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes In Fair Values Included In Period Income
Securities:	(dollars in thousands)
Mortgage-backed securities	$7,134	$—	$7,134	$—	$—
Trust preferred securities	9,181	—	8,226	955	(460)	(1)
U.S. government agency notes	33,537	—	33,537	—	—
U.S. Treasury securities	5,781	—	5,781	—	—
Equity securities—banks	1,256	—	1,256	—	—
Equity securities—mutual funds	787	—	787	—	—
	$57,676	$—	$56,721	$955	$(460)
Warrants	$248	$—	$—	$248	$—
LHFS	404,289	—	404,289	—	5,628
IRLCs (notional amount of $404,645)	410,192	—	410,192	—	3,723
Forward contracts to sell mortgage-backed securities (notional amount of $308,067)	306,682	—	306,682	—	(16,295)

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
As of December 31, 2013, one pooled trust preferred security in the amount of $407,000 ($2.5 million par value) was classified as Level 3. The market environment has continued to be inactive for this security type and made fair value pricing more subjective. The fair value of this security is primarily a function of the credit quality of the issuer, although there is some sensitivity to interest rate changes. A change in the rating of the security will affect its value. As of December 31, 2012, $955,000 ($10.9 million par value) of our AFS securities (four securities) were classified as Level 3. During 2013, we sold three of the Level 3 securities for a $33,000 net gain.
The following table details the Level 3 security:

			Current Rating/ Outlook(2)
		Remaining Par Value(1)				(3) Index
	Class		Moody's	Fitch	Maturity
MM Community Funding	B	$2,500	Ca	D	8/1/2031	6ML + 3.1%

(1) In thousands
(2) Ratings as of December 31, 2013.
(3) 6ML—6 Month LIBOR; LIBOR (London Interbank Offered Rate)—daily reference rate based on the interest rates at which banks offer to lend unsecured funds to other banks in the London wholesale money market or interbank market.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

Classification of Level 3 indicates that significant valuation assumptions are not consistently observable in the market and, as such, fair values are derived using the best available data. We calculated fair value for the security by using a present value of future cash flows model, which incorporated assumptions as follows as of December 31, 2013:

	Key Model Assumptions Used In Pricing
	Credit MTM (1)(4)	Liquidity Premium (2)	Liquidity MTM Adj (3)(4)
MM Community Funding	$39.08	11.0%	$22.80

(1) The credit mark to market ("MTM") represents the discounted value of future cash flows after the assumption of current and future defaults discounted at the book rate of interest on the security.
(2) The risk of being unable to sell the instrument for cash at short notice without significant costs, usually indicative of the level of trading activity for a specific security or class of securities.

(3) The liquidity MTM adjustment on the security represents the difference between the value of the discounted cash flows based on the book interest rate and the value discounted at the liquidity premium. The credit MTM less the liquidity MTM equals the estimated fair value price of the security.

(4) Price per $100
Fair values were as follows at December 31:

	2013		2012
	Model Result(1)	Fair Value (in thousands)	Model Result(1)(2)	Fair Value (in thousands)
ALESCO Preferred Funding VII	$—	$—	$2.72	$27
ALESCO Preferred Funding XI	—	—	11.84	585
MM Community Funding	16.28	407	5.86	146
MM Community Funding IX	—	—	8.14	197
		$407		$955

(1) Price per $100
(2) Based on December 31, 2012 assumptions
During the years ended December 31, 2012 and 2011, we determined that, based on our most recent estimate of cash flows at the time, OTTI had occurred in our pooled trust preferred security portfolio. The amount of OTTI that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security. The credit loss estimated under the aforementioned method that was charged to operating earnings totaled $460,000 and $838,000 for the years ended December 31, 2012 and 2011, respectively. No OTTI charges were required for the year ended December 31, 2013
Warrants
Warrants were classified as Level 3. See Note 12 for information related to the calculation of fair value of the warrants.
The table below presents a reconciliation of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

	2013		2012		2011
	Securities	Warrants	Securities	Warrants	Securities	MSRs	Warrants
	(dollars in thousands)
Balance at beginning of year	$955	$248	$682	$18	$987	$1,309	$137
Amortization of mortgage servicing rights ("MSRs")	—	—	—	—	—	(135)	—
Change in fair value included in additional paid-in capital	—	(158)	—	230	—	—	(119)
Total realized gains (losses) included in other comprehensive loss	33	—	(460)	—	(838)	—	—
Sale of securities	(809)	—	—	—	—	—	—
Reduction due to transfer of servicing rights to NGFS	—	—	—	—	—	(1,174)	—
Total unrealized gains included in other comprehensive loss	228	—	733	—	533	—	—
Balance at end of year	$407	$90	$955	$248	$682	$—	$18
There were no transfers between any of Levels 1, 2, and 3 for the years ended December 31, 2013, 2012 or 2011.
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

	2013
	Carrying Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired loans	$59,418	$—	$—	$59,418
Real estate acquired through foreclosure	14,596	—	—	14,596

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

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
For all loans other than TDRs, a partial charge-off is recorded to reduce the carrying amount of the loan to its fair value. For TDRs that have an estimated fair value that is below the carrying value, an allocation of the loan loss allowance is established and remains part of the allowance until such time that it is determined the loan will proceed to foreclosure or is paid off. Total impaired loans had a carrying value of $59.4 million and $75.9 million as of December 31, 2013 and 2012 respectively, with allocated reserves of $207,000 and $327,000 as of December 31, 2013 and 2012, respectively.
See Note 6 for more detailed information about impaired loans by loan class
Real Estate Acquired Through Foreclosure
We record foreclosed real estate assets at the LCM on their acquisition dates and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is generally based upon independent appraisal of the collateral or listing prices supported by broker recommendation. We consider these collateral values to be estimated using Level 3 inputs. We held real estate acquired through foreclosure of $14.6 million as of December 31, 2013 and $18.1 million as of December 31, 2012. During 2013 and 2012, we added $13.0 million and $7.6 million, respectively, net of reserves, to real estate acquired through foreclosure and recorded write-downs and losses on sales, included in noninterest expense, of $4.0 million in both years. We disposed of $12.4 million and $10.7 million of foreclosed properties in 2013 and 2012, respectively.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

All Financial Instruments
The carrying value and estimated fair value of all financial instruments are summarized in the following tables as of December 31. The descriptions of the fair value calculations for AFS securities, LHFS, impaired loans, real estate acquired through foreclosure, warrants, IRLCs, and forward contracts to sell mortgage-backed securities are included in the discussions above.

	2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$165,708	$165,708	$—	$—	$165,708
AFS securities	123,538	—	123,131	407	123,538
LHFS	60,848	—	60,848	—	60,848
Loans receivable	560,073	—	494,356	59,418	553,774
Real estate acquired through foreclosure	14,596	—	—	14,596	14,596
Restricted stock investments	3,517	3,517	—	—	3,517
Liabilities:
Deposits	924,996	—	930,879	—	930,879
Long- and short-term borrowings	44,982	—	46,905	—	46,905
Junior subordinated deferrable interest debentures (1)	52,068	—	36,441	—	36,441
Warrants	90	—	—	90	90
Off Balance Sheet Items:
IRLCs	55,313	—	55,313	—	55,313
Forward contracts to sell mortgage-backed securities	46,323	—	46,323	—	46,323

(1) Fair value as of December 31, 2013. Due to events occurring subsequent to December 31, 2013 (see Note 26), value reduced to zero.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

	2012
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Cash and cash equivalents	$185,781	$185,781	$—	$—	$185,781
AFS securities	57,676	—	56,721	955	57,676
LHFS	404,289	—	404,289	—	404,289
Loans receivable	610,396	—	533,501	75,910	609,411
Real estate acquired through foreclosure	18,058	—	—	18,058	18,058
Restricted stock investments	7,099	7,099	—	—	7,099
Liabilities:
Deposits	1,186,830	—	1,196,913	—	1,196,913
Long- and short-term borrowings	126,981	—	129,859	—	129,859
Junior subordinated deferrable interest debentures	52,068	—	37,018	—	37,018
Warrants	248	—	—	248	248
Off Balance Sheet Items:
IRLCs	410,192	—	410,192	—	410,192
Forward contracts to sell mortgage-backed securities	306,682	—	306,682	—	306,682
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(17) Fair Value of Financial Instruments (Continued)

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
(18) Credit Commitments
Commitments to extend credit are agreements to lend to customers, provided that terms and conditions established in the related contracts are met. At December 31, 2013 and 2012, we had commitments to originate first mortgage loans on real estate of approximately $54.9 million and $404.6 million, respectively, most of which were committed for sale in the secondary market.
At December 31, 2013 and 2012, we also had commitments to loan funds under unused home equity lines of credit aggregating approximately $54.3 million and $56.7 million, respectively, and unused commercial lines of credit, retail checking lines of credit, as well as unfunded construction, commercial, and consumer commitments aggregating approximately $20.8 million and $26.2 million, respectively. Such commitments generally carry a fixed rate of interest, while home equity lines of credit are generally variable.
Commitments for first mortgage loans generally expire within 60 days and are normally funded with loan principal repayments, excess liquidity, and deposits. Since certain commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent our future cash requirements.
Substantially all outstanding commitments at December 31, 2013 and 2012 are for loans to be secured by real estate with appraised values in excess of the commitment amounts. Our exposure to credit loss under these contracts in the event of nonperformance by the other parties is represented by the commitment amounts, assuming the collateral has no value.
Letters of credit are commitments issued to guarantee the performance of a customer to a third party. At December 31, 2013 and 2012, letters of credit totaled $1.0 million and $1.6 million, respectively.
(19) Derivatives and Hedging
We maintain and account for derivatives, in the form of IRLCs and forward sales commitments, in accordance with FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses on IRLCs and forward sales commitments on the loan pipeline through mortgage-banking revenue in the Consolidated Statements of Operations.
At December 31, 2013, we had pledged securities with an aggregate carrying value (fair value) of $9.0 million as collateral for hedging activities.
See Note 17 for carrying value and fair value information on our derivatives and hedges.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011

(20) Related Party Transactions
During the ordinary course of business, we make loans to our directors and their affiliates and several of our policy making officers on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers. During the years ended December 31, 2013, 2012, and 2011, transactions in related party loans were as follows:

	2013	2012	2011
	(dollars in thousands)
Beginning balance	$986	$2,006	$3,402
Additions	—	—	15
Repayments	(482)	(1,020)	(1,167)
Change in officers/directors	—	—	(244)
	$504	$986	$2,006
Unused loan commitments to directors and policy making officers totaled $1.0 million as of December 31, 2013 and $1.6 million as of December 31, 2012.
The Bank sponsors the activities of the Baltimore Blast, a professional soccer team owned by Edwin F. Hale, Sr., former Chief Executive Officer ("CEO") of the Company. The Bank paid approximately $25,000 in 2013, $50,000 in 2012, and $175,000 in 2011 for a sponsorship package which includes printed material and Bank banners displayed at Baltimore Blast games, prize giveaways, free tickets, and employee recognition nights.
Additionally, First Mariner Bank has periodically advertised on a billboard owned by Mr. Hale. The Bank paid $30,000 and $45,000 in 2012 and 2011, respectively, for advertising on the billboard.
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

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(21) Segment Information (Continued)

The following tables present certain information regarding our business segments as of and for the years ended December 31:

	2013
	Commercial and Consumer Banking	Mortgage- Banking	Total
	(dollars in thousands)
Interest income	$32,631	$7,069	$39,700
Interest expense	10,080	3,979	14,059
Net interest income	22,551	3,090	25,641
Provision for loan losses	1,300	—	1,300
Net interest income after provision for loan losses	21,251	3,090	24,341
Noninterest income	11,111	51,799	62,910
Noninterest expense	51,431	55,128	106,559
Net intersegment income	3,005	(3,005)	—
Net loss before income taxes	$(16,064)	$(3,244)	$(19,308)
Total assets	$954,981	$60,848	$1,015,829

	2012
	Commercial and Consumer Banking	Mortgage- Banking	Total
	(dollars in thousands)
Interest income	$37,407	$10,327	$47,734
Interest expense	8,570	7,218	15,788
Net interest income	28,837	3,109	31,946
Provision for loan losses	2,572	—	2,572
Net interest income after provision for loan losses	26,265	3,109	29,374
Noninterest income	5,804	82,905	88,709
Noninterest expense	55,035	46,768	101,803
Net intersegment income	1,450	(1,450)	—
Net (loss) income before income taxes	$(21,516)	$37,796	$16,280
Total assets	$973,240	$404,289	$1,377,529

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(21) Segment Information (Continued)

	2011
	Commercial and Consumer Banking	Mortgage- Banking	Total
	(dollars in thousands)
Interest income	$43,704	$3,803	$47,507
Interest expense	17,784	1,541	19,325
Net interest income	25,920	2,262	28,182
Provision for loan losses	14,330	—	14,330
Net interest income after provision for loan losses	11,590	2,262	13,852
Noninterest income	9,654	29,415	39,069
Noninterest expense	59,729	24,042	83,771
Net intersegment income	1,385	(1,385)	—
Net (loss) income before income taxes	$(37,100)	$6,250	$(30,850)
Total assets	$996,025	$182,992	$1,179,017

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(22) Quarterly Results of Operations

The following is a summary of unaudited quarterly results of operations for the years ended December 31:

		2013
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
		(dollars in thousands)
	Interest income	$8,834	$9,811	$9,922	$11,133	$39,700
	Interest expense	3,422	3,119	3,530	3,988	14,059
	Net interest income	5,412	6,692	6,392	7,145	25,641
	Provision for loan losses	—	—	—	1,300	1,300
	Other noninterest income	7,111	9,476	21,347	24,782	62,716
	Gain (loss) on sale of AFS securities, net	143	(4)	24	31	194
	Noninterest expenses	20,590	23,795	29,246	32,928	106,559
	Loss before income taxes	(7,924)	(7,631)	(1,483)	(2,270)	(19,308)
	Income tax expense (benefit)	11	(216)	1	—	(204)
	Net loss	$(7,935)	$(7,415)	$(1,484)	$(2,270)	$(19,104)
	Net loss per common share (basic and diluted)	$(0.40)	$(0.38)	$(0.08)	$(0.12)	$(0.98)
Market prices:	high	$1.07	$2.80	$2.97	$1.05
	low	0.37	0.74	0.85	0.79

		2012
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
		(dollars in thousands)
	Interest income	$13,026	$11,919	$11,170	$11,619	$47,734
	Interest expense	4,052	3,860	3,823	4,053	15,788
	Net interest income	8,974	8,059	7,347	7,566	31,946
	Provision for (reversal of) loan losses	2,000	—	(428)	1,000	2,572
	Other noninterest income	26,470	24,843	20,174	17,682	89,169
	Net OTTI charges	—	—	—	(460)	(460)
	Noninterest expenses	32,377	24,976	22,277	22,173	101,803
	Income before income taxes	1,067	7,926	5,672	1,615	16,280
	Income tax expense (benefit)	368	—	—	(205)	163
	Net income	$699	$7,926	$5,672	$1,820	$16,117
	Net income per common share (basic and diluted)	$0.03	$0.42	$0.30	$0.10	$0.85
Market prices:	high	$1.11	$0.64	$0.70	$0.61
	low	0.46	0.43	0.38	0.14

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(23) Financial Information of Parent Company

The following is financial information of First Mariner Bancorp (parent company only):
Statements of Financial Condition

	December 31,
	2013	2012
Assets:	(dollars in thousands)
Cash and interest-bearing deposits	$816	$43
AFS securities	83	221
Investment in subsidiary	34,111	51,568
Other assets	1,026	678
Total assets	$36,036	$52,510
Liabilities and stockholders' deficit:
Junior subordinated deferrable interest debentures	$52,068	$52,068
Other liabilities	10,826	8,814
Stockholders' deficit	(26,858)	(8,372)
Total liabilities and stockholders' deficit	$36,036	$52,510
Statements of Operation

	Years Ended December 31,
	2013	2012	2011
Income:	(dollars in thousands)
Interest on AFS securities and interest-bearing deposits	$7	$3	$7
Gain (loss) on AFS securities	24	—	(23)
Forgiveness of debt	—	2,605	—
Gain on sale of minority interest in Mariner Finance	2,885	—	—
Other income	2	388	1,678
Total income	2,918	2,996	1,662
Expenses:
Interest expense	2,409	1,722	1,639
Professional expenses	—	97	1,881
Other expenses	3,618	101	619
Total expenses	6,027	1,920	4,139
(Loss) income before income tax benefit	(3,109)	1,076	(2,477)
Income tax benefit	—	(203)	—
(Loss) income before equity in undistributed net (loss) income of subsidiary	(3,109)	1,279	(2,477)
Equity in undistributed net (loss) income of subsidiary	(15,995)	14,838	(27,767)
Net (loss) income	$(19,104)	$16,117	$(30,244)

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(23) Financial Information of Parent Company (Continued)

Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net (loss) income	$(19,104)	$16,117	$(30,244)
Other comprehensive (loss) income items:
Unrealized holding (losses) gains on securities arising during the period (net of tax (benefit) expense of $(252), $796, and $390, respectively)	(372)	1,176	577
Reclassification adjustment for net (gains) losses on securities (net of tax (expense) benefit of $(10), $0, and $9, respectively) included in net (loss) income	(14)	—	14
Total other comprehensive (loss) income	(386)	1,176	591
Total comprehensive (loss) income	$(19,490)	$17,293	$(29,653)
Statements of Cash Flow

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:	(dollars in thousands)
(Loss) income before equity in undistributed net (loss) income of subsidiary	$(3,109)	$1,279	$(2,477)
(Gain) loss on AFS securities	(24)	—	23
Gain on sale of minority interest in Mariner Finance	(2,885)	—	—
Decrease (increase) in other assets	3,800	(172)	74
Forgiveness of debt	—	(2,605)	—
(Decrease) increase in other liabilities	(1,132)	1,514	673
Net cash (used in) provided by operating activities	(3,350)	16	(1,707)
Cash flows from investing activities:
Proceeds from sale of minority interest in Mariner Finance	4,000	—	—
Proceeds from sale of securities	135	—	4
Net cash provided by investing activities	4,135	—	4
Cash flows from financing activities:
Costs of stock issuance	(12)	(23)	(20)
Net cash used in financing activities	(12)	(23)	(20)
Net increase (decrease) in cash and cash equivalents	773	(7)	(1,723)
Cash and cash equivalents at beginning of year	43	50	1,773
Cash and cash equivalents at end of year	$816	$43	$50
(24) Self-Insurance
On July 1, 2013, we became self-insured with respect to employee-related health insurance claims.  We use commercial insurance above our self-insured retentions to reduce our risk of catastrophic loss.  Our reserves for self-insured losses are estimated based on employee claim history. Our self-insurance reserves totaled $185,000 as of December 31, 2013.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(25) Recent Accounting Pronouncements

Pronouncement Adopted
In February 2013, FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires companies to report either on the income statement or disclose in the footnotes to the financial statements the effects on earnings from items that are reclassified out of the category of shareholder equity called other comprehensive income and is effective for fiscal years and interim periods within such years beginning after December 15, 2012.  We adopted this disclosure-only pronouncement effective January 1, 2013.
Pronouncement Issued
In March 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405)—Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  ASU No. 2013-04 establishes guidance for the recognition, measurement, and disclosure of obligations arising from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date (e.g., debt arrangements, other contractual obligations, settled litigation, and judicial rulings) and is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We do not anticipate this pronouncement will have a material effect on our consolidated financial statements.
(26) Subsequent Event
On February 7, 2014, the Company entered into the M&A Agreement with RKJS Bank ("RKJS"), a Maryland chartered trust company. Pursuant to the terms and subject to the conditions set forth in the M&A Agreement, RKJS has agreed to purchase all of the issued and outstanding shares of common stock of the Bank ("Acquired Stock") and certain other assets held in the name of the Company, but used in the business of the Bank (together with Acquired Stock, "Acquired Assets") for a cash purchase price of $4.775 million ("Purchase Price"). If the Bank’s Tier I Capital, calculated in accordance with FDIC regulations, but reduced for the cost of directors’ and officers’ liability insurance tail coverage, is less than $29.0 million, the Purchase Price will be reduced on a dollar-for-dollar basis for each dollar that such Tier 1 Capital is less than $29.0 million. The acquisition of the Acquired Stock will be accomplished by the merger of RKJS with and into the Bank, with the Bank being the surviving entity (the "Merger"). Upon completion of the Merger, RKJS has agreed to recapitalize the Bank with additional capital of between $85.0 million and $100.0 million, less the Purchase Price. RKJS will purchase the Acquired Assets free and clear of all liens, claims, and encumbrances and will assume no liabilities of the Company.
The M&A Agreement requires that the Company file the Chapter 11 Proceeding (which occurred on February 10, 2014). The M&A Agreement also contains covenants of the Company and RKJS, including, among others, an agreement by the Company and RKJS to use their commercially reasonable best efforts to obtain the entry of an order of the Bankruptcy Court approving certain auction and sale procedures with respect to the Acquired Assets ("Bidding Procedures Order").
The Merger will be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to bidding procedures and the possible receipt of a higher and better bid at auction ("Auction") that will be conducted in accordance with the bidding procedures approved by the Bankruptcy Court ("Bidding Procedures"). The Bidding Procedures provide that RKJS is the "stalking-horse" bidder for the Acquired Assets at the Auction. The M&A Agreement calls for the Company to pay a stalking-horse bidder fee in certain circumstances, including the Bankruptcy Court's approval of the acquisition of the Acquired Assets by another bidder. The amount of the stalking-horse bidder fee is: (i) $1.0 million, of which $750,000 would be payable by the Bank and $250,000 would be payable by the Company; and (ii) an expense reimbursement of all reasonable and documented fees and expenses incurred by RKJS and its investors in connection with the transactions contemplated by the M&A Agreement not to exceed $1.75 million.
The Company and RKJS have made customary representations, warranties, and covenants in the M&A Agreement.
Consummation of the sale of the Acquired Assets is subject to customary closing conditions, including, among other things: (i) the representations and warranties of the parties to the M&A Agreement being true and correct as of the closing; (ii) the Bankruptcy Court entering a final sale order relating to the Acquired Assets; and (iii) RKJS obtaining the requisite regulatory approvals for the purchase of the Acquired Stock.

FIRST MARINER BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2013, 2012, and 2011
(26) Subsequent Event (Continued)

Chapter 11 Voluntary Bankruptcy Filing
On February 10, 2014, the Company filed the Chapter 11 Proceeding in the Bankruptcy Court. The Company will continue to operate its business, as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. During the bankruptcy proceedings, the Bank’s branches will remain open and will continue serving customers as usual.
During the pendency of the Chapter 11 Proceeding, the Company’s financial results may fluctuate as they reflect asset impairments, asset dispositions, contract terminations and rejections, and claims assessments. As a result, the Company’s historical financial performance may not be indicative of its financial performance following the Chapter 11 Proceeding.
In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a Chapter 11 liquidation plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 liquidation plan will likely result in holders of equity interests in the Company having all such interests cancelled and extinguished. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by the Company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.
Debtor-In-Possession Financing Facility
Also on February 10, 2014, as part of the Chapter 11 Proceeding, the Company and RKJS entered into a Debtor-in-Possession Credit Agreement ("DIP Credit Agreement"). Pursuant to the terms and subject to the conditions set forth in the DIP Credit Agreement, RKJS agreed to provide a debtor-in-possession financing facility ("DIP Financing Facility") to the Company in an amount not to exceed $2.5 million. The DIP Credit Agreement will provide a source of funds to the Company, enabling the Company to satisfy customary obligations associated with the bankruptcy process. The obligations under the DIP Financing Facility are secured by all assets of the Company, including without limitation a pledge of the stock of the Bank, which is the Company’s principal operating subsidiary. All amounts outstanding under the DIP Financing Facility will become due and payable on the date that is four months from the first extension of credit under the DIP Financing Facility or, in certain circumstances, an earlier date (e.g., if another bidder is selected to purchase the Acquired Assets).
The Company and RKJS have made customary representations, warranties, and covenants in the DIP Credit Agreement.
Default on the Junior Subordinated Debentures
The Company’s filing of the Chapter 11 Proceeding in the Bankruptcy Court constituted an event of default under the indentures relating to its junior subordinated debt, causing the entire unpaid principal and accrued interest under each of the indentures to become immediately due and payable upon notice to the Company in writing from either the indenture trustee or holders of a specified aggregate principal amount of the junior subordinated debt outstanding under each such debenture. The Company believes that any efforts to enforce such payment obligations with respect to the junior subordinated debt are stayed as a result of the filing of the Chapter 11 Proceeding.

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
In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the fiscal year ended December 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our interim CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our interim CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company's internal control over financial reporting as of December 31, 2013. Management's report on the Company's internal control over financial reporting is set forth as follows:
Management's Report On Internal Control Over Financial Reporting
Management of First Mariner Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under management's supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with GAAP.
Management of the Company has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, utilizing the framework established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2013, the Company's internal control over financial reporting is effective.
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
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

/s/ MARK A. KEIDEL	/s/ PAUL B. SUSIE
Mark A. Keidel Interim Chief Executive Officer and Principal Executive Officer	Paul B. Susie Chief Financial Officer and Principal Accounting Officer

ITEM 9B	OTHER INFORMATION
None.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Term to Expire in 2014

Name	Age	Director Since
Barry B. Bondroff	65	1995
Patricia Schmoke, MD	60	1999
John Brown III	66	2002
Anirban Basu	45	2008
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
Term to Expire in 2015

Name	Age	Director Since
John J. Oliver, Jr.	68	1997
Robert Caret	66	2006
Mark A. Keidel	52	2009
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
Mark A. Keidel was appointed as the principal executive officer of the Company and the Bank on an interim basis in December 2011.  Mr. Keidel became President of the Bank in November 2011 and President and Chief Operating Officer of the Company and Chief Operating Officer of the Bank in May 2009. He joined the Bank as Executive Vice President and CFO in 2000. Prior to that, he served as the CFO of Carroll County Bank and Mason‑Dixon Bancshares, Inc. Mason‑Dixon Bancshares, Inc. was a $1.2 billion multibank holding company headquartered in Westminster, Maryland that was acquired by BB and T Corporation in 1999. Mr. Keidel passed the Maryland Certified Public Accountant examination in 1992 and graduated from the Bank Administration Institute Financial School in 1991. As a result of Mr. Keidel’s tenure with the Company and the Bank, he affords the Board the opportunity to utilize his deep knowledge of and insight into the institution, its market areas, and operational risks. Mr. Keidel provides expertise with regard to tax, financial, and accounting matters.
Term to Expire in 2016

Name	Age	Director Since
George H. Mantakos	71	1994
Michael R. Watson	71	1998
Hector Torres	62	2003
Gregory A. Devou	62	2008
George H. Mantakos, currently retired, was formerly an Executive Vice President of the Company. Mr. Mantakos previously served as President of the Company and President and CEO of the Bank. Prior thereto, Mr. Mantakos was a founder and organizer of MarylandsBank, FSB, the predecessor of the Bank. As a result of Mr. Mantakos’ tenure with the Company and the Bank, he affords the Board the opportunity to utilize his deep knowledge of and insight into the institution, its market areas, and operational risks.
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
Gregory A. Devou, currently retired, was formerly the Executive Vice President and Chief Marketing Officer for CareFirst Blue Cross BlueShield, a healthcare payor since 1996. Prior to that, Mr. Devou served for a year as CareFirst Senior Vice President for Corporate Marketing. Mr. Devou brings significant business and management level experience from a setting outside of the financial services industry. In addition, through his local business experience, Mr. Devou has gained significant local marketing knowledge, adding additional value to the board.
Executive Officers Who Are Not Directors
Paul B. Susie, age 47, has been the CFO and Principal Accounting Officer of the Bank since May 2009. Mr. Susie began his career as an accountant with Coopers and Lybrand (now PriceWaterHouseCoopers), a public accounting firm, and thereafter served in several senior financial positions, including as the Controller of Baltimore Marine Industries, which owned and operated a full-service shipyard, Vice President of Administration and Controller of Earthshell Corporation, a disposable packaging manufacturer, and Corporate Controller and later Chief Accounting Officer at Celsion Corporation, an oncology drug development company. A graduate of the University of Baltimore, Mr. Susie has over 20 years of experience in both public and corporate accounting. Mr. Susie passed the Maryland Certified Public Accountant examination in 1995.

Section 16(A) Beneficial Ownership Reporting Compliance
The Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, are required to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of any securities of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of the Company’s directors, executive officers, and beneficial owners of greater than 10% of the Company’s Common Stock made all required filings during the fiscal year ended December 31, 2013.
Audit Committee
The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Company’s Audit Committee consists of Messrs. Watson, Bondroff, Brown, Caret, Devou, and Mantakos. The Board of Directors has determined that Mr. Bondroff qualifies as an "audit committee financial expert" under the rules of the SEC. Mr. Bondroff is "independent," as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.
Code of Ethics
We have a Code of Conduct and Ethics that applies to our employees, officers, and directors, including our principal executive officer and principal financial and accounting officer. A copy of this Code of Conduct and Ethics is available on our website at www.1stmarinerbancorp.com (investor relations section), or a written copy can be obtained by request. We intend to disclose any changes in or waivers from our code by posting such information on our website. We also have adopted an Executive Code of Conduct and Ethics Policy that addresses (i) trading prohibitions during a "blackout period;" (ii) prohibitions against insider trading; (iii) corporate opportunities; and (iv) loans to insiders.

ITEM 11	EXECUTIVE COMPENSATION
Directors’ Compensation
 Directors who are not employees of the Company receive fees for their services and are reimbursed for expenses incurred in connection with their service as directors. Directors currently receive $1,000 for each Board meeting attended ($250 for Board meetings attended via teleconference), $1,000 for each meeting of the Mortgage Oversight Committee, $250 for each meeting of the Investment Committee, $250 for attending the meeting of the Bank's Loan Committee, which includes one outside director (Barry B. Bondroff), and $1,000 for each committee meeting other than those listed. The members of the Audit Committee currently receive $2,000 for each Audit Committee meeting attended. Directors receive no other compensation for attending meetings and receive no annual retainer. The following table provides information about the compensation paid to or earned by the Company’s directors during 2013 who are not named executive officers (as defined below):

Name	Fees Earned or Paid in Cash	Options Awarded (1)	Total
Anirban Basu	$27,250	$—	$27,250
Barry B. Bondroff	53,500	—	53,500
John Brown, III	32,000	—	32,000
Robert L. Caret	35,000	—	35,000
Gregory A. Devou	57,250	—	57,250
John J. Oliver, Jr.	18,750	—	18,750
Patricia L. Schmoke	10,250	—	10,250
Hector Torres	17,000	—	17,000
Michael R. Watson	39,250	—	39,250

(1)	The number of stock options outstanding for each director as of December 31, 2013, all of which are exercisable, are set forth in the table below:

Director	Stock Options
Anirban Basu	500
Barry B. Bondroff	8,500
John Brown, III	5,550
Robert L. Caret	1,950
Gregory A. Devou	600
John J. Oliver, Jr.	4,750
Patricia L. Schmoke	4,000
Hector Torres	4,100
Michael R. Watson	8,000
Executive Compensation
The following table sets forth for the last two fiscal years the total remuneration for services in all capacities awarded to, earned by, or paid to the Company's principal executive officer and the two other most highly compensated executive officers of the Company at December 31, 2013. These three officers are referred to as the named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus	All Other Compensation	Total
Mark A. Keidel	2013	$300,000	$72,000	$8,586(2)	$380,586
President, Chief Operating Officer, and Principal Executive Officer of the Company	2012	235,000	251,340	9,022	495,362

George H. Mantakos (5)	2013	185,625	—	3,708(3)	189,333
Executive Vice President	2012	247,500	—	10,910	258,410

Paul B. Susie	2013	185,000	33,000	6,270(4)	224,270
CFO and Principal Accounting Officer	2012	150,000	67,000	6,270	223,270

(1)	Messrs. Mantakos and Keidel also serve on the Board of Directors of the Company and the Bank but receive no director’s fees for such service.

(2)
For Mr. Keidel in 2013: auto allowance-$6,000; imputed value of life insurance benefits under an endorsement split dollar arrangement-$414; and Company paid premiums for long-term care insurance-$2,172.

(3)	For Mr. Mantakos in 2013, imputed value of life insurance benefits under an endorsement split dollar arrangement-$3,708.

(4)	For Mr. Susie in 2013: auto allowance-$6,000 and imputed value of life insurance benefits under an endorsement split dollar arrangement-$270.

(5)	Mr. Mantakos retired in 2013.
Employment Arrangements and Agreements
Each of the currently serving named executive officers of the Company is employed on an at-will basis and is entitled to an annual salary, to participate in the Company’s incentive and equity compensation programs, and to participate in retirement, fringe, and other benefits generally available to other officers and employees.
The salaries scheduled to be paid in 2014 to the Company’s currently serving named executive officers are as follows: Mr. Keidel, $300,000 and Mr. Susie, $185,000.
The following table shows outstanding stock options held by the named executive officers at December 31, 2013. All options were granted at the then existing market price for a term of 10 years. All outstanding equity awards were issued under the Company’s 1996, 1998, and 2002 stock option plans and 2004 long-term incentive plan. All awards are fully vested at December 31, 2013 and any future awards would vest upon a change in control of the Company or the Bank.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Mark A. Keidel	15,000	—	$17.77	1/24/2015
	6,000	—	5.70	3/25/2018

George H. Mantakos	22,500	—	17.77	1/24/2015
	7,500	—	5.70	3/25/2018

Paul B. Susie	—	—	—	—
No options were exercised by the named executive officers during 2013.
The Bank has entered into Retention and Success Bonus Agreements (the "Agreements") with Mark A. Keidel, President, Chief Operating Officer and interim CEO of the Company and the Bank, and Paul B. Susie, CFO of the Company and the Bank. As incentive for continued employment with the Bank, the Agreements provided Messrs. Keidel and Susie with twelve (12) monthly payments of $5,000 and $3,000, respectively, beginning on or about April 15, 2013. In the event that either executive voluntarily terminates his employment with the Bank prior to April 1, 2014 or the Bank terminates the executive’s employment with just cause prior to April 1, 2014, the executives would be responsible for repaying the amounts previously paid under the Agreements. If the executive’s employment terminates without cause prior to April 1, 2014, the full retention bonus amount would be become immediately due and payable in full. The Agreements also provide that Messrs. Keidel and Susie will qualify for success bonus payments of $350,000 and $185,000, respectively, if the Bank achieves the minimum capital ratios set forth in the September Order.
Potential Payments Upon Termination
The Company has entered into a Change in Control Agreement with Mr. Keidel. The agreement provides for severance payments to him should a change in control occur and he experiences an involuntary loss of employment or a voluntary termination for "good reason" in connection with the change in control under the agreements. Mr. Keidel has grounds to terminate his employment for "good reason" following a material reduction in the authority, responsibilities, duties, or scope of the executive’s position from those that existed before the change in control, a reduction in Mr. Keidel's salary from the rate that existed before the change in control, or a requirement that Mr. Keidel relocate to an office that is more than 35 miles distant from the City of Baltimore. Under the agreement, Mr. Keidel would be entitled to benefits equal to 2 times his base compensation. Base compensation means the sum of (i) the greater of (a) Mr. Keidel's annual salary computed at the annual rate in effect immediately before the change in control or (b) the amount paid to Mr. Keidel during the 12-month period preceding the change in control plus (ii) the average bonus paid over the past three years under the Company’s short-term incentive program. Due to the fact that we’re under the September Order and the FRB Agreements (see "Capital Resources" in Item 7 of Part II of this Annual Report on Form 10-K), the Company and the Bank must apply for and receive the approval of the FRB and the FDIC in order to make payments under these agreements.
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
Other Benefits
BOLI
The Company also offers pre- and post-retirement life insurance benefits to two of the Named Executive Officers, Mr. Keidel and Mr. Mantakos, in the form of a split dollar plan. In 2002, the Compensation Committee of the Bank recommended and approved a Group Term Carve Out Plan to provide pre- and post-retirement life insurance benefits to the senior officer group utilizing BOLI, which is insurance on the lives of those officers. Messrs. Keidel and Mantakos are included within this group. Each BOLI policy is owned by the Bank, with a portion of the death benefit endorsed to the insured officer through a split dollar agreement. The pre-retirement current death benefits payable to the beneficiaries of Messrs. Keidel and Mantakos is an amount equal to 2 times their base annual salaries during their employment up to a maximum of $300,000, less $50,000, which is the amount of life insurance coverage provided under the Bank’s group term life insurance plan. The post-retirement life insurance benefits for the two aforementioned Named Executive Officers whose employment terminates for any reason other than for cause is an amount equal to 1 times the final base salary up to $100,000, subject to a pre-determined vesting schedule of attaining the normal retirement age of 62 or having completed five years of service with the Bank. The imputed benefits received by each of the named executive officers are set forth in the footnotes to the "All Other Compensation" column of the Executive Compensation Table above.
Long Term Care Insurance
The Company has obtained long-term care insurance for two of the Named Executive Officers, Mr. Keidel and Mr. Mantakos. The benefit includes the payment by the Company of the annual premium for 10 years (provided the executive remains employed in good standing).

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table provides information as of March 1, 2014 with respect to persons and entities known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding
Edwin F. Hale, Sr.	1,785,409	8.8%
c/o D. Scott Freed, Esq.
Whiteford, Taylor & Preston, L.L.P.
Seven Saint Paul Street
Baltimore, MD 21202

(1)	Based solely on a Form 4 filed by Mr. Hale on October 15, 2013. Mr. Hale, the Company's and the Bank's former Chairman and CEO retired effective December 22, 2011.

The following table sets forth, as of March 1, 2014, certain information as to the common stock beneficially owned by each of the Company’s directors and by all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Shares of Common Stock Outstanding(3)
Directors and Executive Officers:
Barry B. Bondroff(4)	125,911	*
John Brown, III(5)	69,060	*
Robert Caret(6)	68,505	*
George H. Mantakos(7)	106,773	*
John J. Oliver, Jr.(8)	26,895	*
Patricia Schmoke, MD(9)	13,660	*
Hector Torres(10)	25,055	*
Michael R. Watson(11)	67,344	*
Anirban Basu(12)	33,093	*
Gregory A. Devou(13)	50,104	*
Mark A. Keidel(14)	158,877	*
Paul B. Susie	30,000	*
All directors, executive officers, and beneficial owners as a group (12 persons)(15)	775,277	3.7%

*	Less than 1%.

(1)	All executive officers and directors of the Company have the Company’s address: 1501 S. Clinton Street, Baltimore, Maryland 21224.

(2)
In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 1, 2014. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares.

(3)
Based on 19,705,896 shares outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days after March 1, 2014 by the exercise of stock options and warrants.

(4)	Includes 39,242 shares in his Individual Retirement Account, and 10,450 shares held jointly with his wife, and options to purchase 8,500 shares.

(5)	Includes options to purchase 5,550 shares.

(6)	Includes options to purchase 1,950 shares.

(7)	Includes 30,500 shares held in his Individual Retirement Account, 7,550 held jointly with his wife, and options to purchase 30,000 shares.

(8)	Includes options to purchase 4,750 shares.

(9)	Includes options to purchase 4,000 shares.

(10)	Includes options to purchase 4,100 shares.

(11)	Includes 1,435 shares held jointly with his wife and options to purchase 8,000 shares.

(12)	Includes options to purchase 500 shares.

(13)	Includes options to purchase 600 shares.

(14)	Includes options to purchase 21,000 shares.

(15)	Includes options to purchase 88,950 shares.
The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the section entitled "Equity Compensation Plan Information" contained in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
The Board of Directors has determined that all of its members are independent under the listing standards of The NASDAQ Stock Market, except for the management directors, Mark A. Keidel and George H. Mantakos, who are each executive officers of the Company. In determining the independence of its directors, the Board of Directors considered transactions, relationships, and arrangements between the Company and its directors that are not required to be disclosed under the heading "Transactions with Certain Related Persons," including loans or lines of credit that the Bank has directly or indirectly made to Directors Basu, Caret, Devou, and Schmoke.
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

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
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
During the year ended December 31, 2013, 100% of the Audit Related Fees, Tax Fees, and All Other Fees set forth above were approved by the Audit Committee.
Audit and NonAudit Fees
The following table shows the fees paid or accrued by the Company for the audit and other services provided by Stegman & Company in 2013 and 2012:

Services Performed	2013	2012
Audit fees	$198,250	$193,250
Audit-related fees(1)	27,000	25,500
Tax fees(2)	21,500	21,500
All other fees	—	—
Total fees	$246,750	$240,250

(1)
Audit‑related fees are fees for services performed by Stegman & Company that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes auditing the Company’s 401(k) plan and review of various registration statements.

(2)	Tax fees are fees for professional services performed by Stegman & Company with respect to tax compliance, tax preparation, tax advice, and tax planning.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

FIRST MARINER BANCORP

Date:	March 31, 2014	By:	/s/ MARK A. KEIDEL
Mark A. Keidel Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as indicated on the 31st day of March, 2014.

/s/ MARK A. KEIDEL	/s/ PAUL B. SUSIE
Mark A. Keidel, Interim Chief Executive Officer, Principal Executive Officer and Director	Paul B. Susie, Chief Financial Officer and Principal Accounting Officer

/s/ MICHAEL R. WATSON	/s/ GREGORY ALLEN DEVOU
Michael R. Watson, Interim Chairman and Director	Gregory Allen Devou, Director

/s/ ANIRBAN BASU	/s/ GEORGE H. MANTAKOS
Anirban Basu, Director	George H. Mantakos, Director

/s/ BARRY B. BONDROFF	/s/ JOHN J. OLIVER
Barry B. Bondroff, Director	John J. Oliver, Director

/s/ JOHN BROWN III	/s/ PATRICIA SCHMOKE
John Brown III, Director	Patricia Schmoke, Director

/s/ ROBERT CARET	/s/ HECTOR TORRES
Robert Caret, Director	Hector Torres, Director

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

3.3	Amended and Restated Bylaws of First Mariner Bancorp (Incorporated by reference to Exhibit 3.1 of First Mariner's Form 10-Q for the quarter ended March 31, 2011)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 of First Mariner's Form-SB filed on November 13, 1996, as amended)

4.2	Form of Rights Certificate (Incorporated by reference to Exhibit 4.2 of First Mariner's Pre-Effective Amendment Number 2 to Form S-1, file no. 333-163560, filed on February 10, 2010)

4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiary.

10.1	1996 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.1 of the Registration Statement)

10.2	1998 Stock Option Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.5 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333- 53789-01)

10.3	Employee Stock Purchase Plan of First Mariner Bancorp (Incorporated by reference to Exhibit 10.6 of Pre-Effective Amendment Number 1 to Form S-1, file no. 333-53789-01)

10.4	First Mariner Bancorp 2002 Stock Option Plan (Incorporated by reference to Attachment A to First Mariner's Definitive Proxy Statement filed on April 5, 2002)

10.5
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Mark A. Keidel (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q for the quarter ended March 31, 2003)

10.6
Change of Control Agreement dated April 2, 2003 between First Mariner Bancorp and Dennis E. Finnegan (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 31, 2003)

10.7	First Mariner Bancorp 2004 Long-Term Incentive Plan, as amended (Incorporated by reference to Appendix A to First Mariner's Definitive Proxy Statement filed on January 13, 2010)

10.8	First Mariner Bancorp 2003 Employee Stock Purchase Plan (Incorporated by reference to Appendix C to First Mariner's Definitive Proxy Statement filed on April 1, 2004)

10.9
Purchase and Sale Agreement dated October 20, 2004 among First Mariner Bancorp, Canton Crossing LLC, and Hale Canton, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on October 22, 2004)

10.10	Form of Non-Qualified Stock Option Agreement under the 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on January 31, 2005)

10.11	Form of Incentive Stock Option Award Agreement under the 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on January 31, 2005)

10.12	Lease Agreement dated May 12, 2005 between First Mariner Bancorp and Hale Properties, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 17, 2005.)

10.13
First Amendment to Lease Agreement dated November 15, 2005 between First Mariner Bancorp and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 18, 2005)

10.14	Description of Board Fees (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2008)

10.15	Description of 2006 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 1, 2006)

10.16	Lease Agreement dated January 8, 2007 between First Mariner Bank and Canton Crossing Tower, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 14, 2007)

10.17	Description of 2007 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 14, 2007)

10.18	Description of 2008 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 28, 2008)

10.19	Order to Cease and Desist entered September 18, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2009)

10.20
Written Agreement by and between First Mariner Bancorp and the Federal Reserve Bank of Richmond, effective November 24, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 27, 2009)

10.21	Retention Bonus Agreement between First Mariner Bank and Mark Keidel (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 14, 2013)

10.22	Retention Bonus Agreement between First Mariner Bank and Paul Susie (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 14, 2013)

10.23
Merger and Acquisition Agreement, dated as of February 7, 2014, by and among First Mariner Bancorp, First Mariner Bank, and RKJS Bank (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2014)

10.24
Debtor-in-Possession Credit Agreement, dated as of February 10, 2014, by and between First Mariner Bancorp and RKJS Bank (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 12, 2014)

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

101.0*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Changes on Stockholders' (Deficit) Equity; (v) Consolidated Statements of Cash Flows; and (vi) related notes.

*	Furnished, not filed.